Form 10-K
period 1995-01-31
SIGMA DESIGNS INC
filed 1995-05-01
CIK 790715

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   FORM 10-K
(Mark one)



            [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended January 31, 1995.
                                       OR
            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _________ to __________.

                        Commission file number:  15116

                              SIGMA DESIGNS, INC.
             (Exact name of Registrant as specified in its charter)

          California                                     95-2848099
(State or other jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)

                             46501 Landing Parkway
                           Fremont, California 94538
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 770-0100

       Securities registered pursuant to Section 12(g) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days

                               YES  [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $31.8 million as of April 6, 1995 based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       Number of  Shares of Common Stock outstanding as of April 6, 1995:
7,511,472

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference to Part III of this Form 10-K report: Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 2, 1995.

                              SIGMA DESIGNS, INC.

                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995
                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

      ITEM 1.     BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      ITEM 2.     PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
      ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . .     5

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

      ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
      ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . .     6
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .     7
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . .    10
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . .    10

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . .    11
      ITEM 11.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . .    11
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . .    11
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . .    11

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . .    12

                                     PART I
ITEM 1.     BUSINESS

      The Company designs, manufactures (using subcontractors) and markets multimedia products and imaging display systems for use with personal computers. The emergence of multimedia technology in the personal computer market has dramatically changed the way users interact with computers. Multimedia integrates different elements, such as sound and video, to enhance the computing experience and deliver a heightened sense of realism. Through its RealMagic product line incorporating MPEG (Moving Picture Experts Group) technology, Sigma Designs has made itself a leader in this emerging market.

      Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion was jerky and video was confined to small window sizes. MPEG, a defined ISO (International Standards Organization) standard for compression, eliminated those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD-ROM. A single CD-ROM using MPEG compression technique can store up to 72 minutes of full-motion video and audio.

      Because of MPEG technology, producers could now create (and users enjoy) an interactive, television-like experience right on the desktop PC. The result was a significant new visual impact and the birth of many possibilities for a wide range of entertainment, education, training and business presentation applications.

THE REALMAGIC MPEG STANDARD

      Since its first shipment in November 1993, RealMagic technology has received widespread support from PC industry leaders, software developers as well as OEM and retail customers.

      Partnership with PC Industry Leaders: Sigma has received endorsement for its RealMagic technology from companies such as Microsoft, IBM, Novell and Starlight Networks. On the operating system side, RealMagic is being supported by Microsoft NT and O/S 2 2.0 WARP. Additionally, Novell and Starlight Networks are both compatible with RealMagic in a network environment.

        Widespread Support from Software Developers: Support for Sigma's RealMagic MPEG standard has grown rapidly in the software development community. One year ago the Company listed 50 authorized RealMagic software developers; by the end of fiscal 1995, Sigma's roster of developers rose to more than 950, including such prominent names as Activision, Tsunami Media, Mindscape, Virgin Interactive Entertainment, Time Warner, and Interplay. This widespread developer support has led to the introduction of more than 50 interactive software titles in the RealMagic format and many more currently under development. The RealMagic DOS MPEG API (Application Programming Interface) has also become the de facto standard for MPEG software development, further evidence of widespread support from the software development community. With its robust functionality, the RealMagic API is so far the only technology available that allows the creation of fully interactive MPEG software titles.

      Support from OEMs: In the U.S., Digital Equipment Corporation began private labeling RealMagic and selling it under Digital's FullVideo brand name. Additionally IBM has begun taking shipments of RealMagic boards for systems targeted at vertical kiosk applications. In the Far East, where the popularity of Karaoke and videoCD has made RealMagic a very well received product, the Company's OEM customers include NEC and Midori in Japan, and Hyundai in Korea.

      Acceptance by Retail Channel: In 1994, Sigma secured distribution of its RealMagic family of products in major superstores such as CompUSA, Computer City. In addition, national distributors such as Ingram Micro D and Tech Data are also carrying RealMagic, further evidence of the channel's acceptance and interest in MPEG technology.

REALMAGIC BUSINESS STRATEGIES

      Sigma's corporate objective is to continue to be the leading provider of multimedia products that enable full-screen, full-motion, TV-like quality video on standard PC and other desktop platforms. To accomplish this goal, the Company intends to promote the widespread acceptance of the RealMagic technology. The key parts of this strategy include:

      Encourage Continued Development of Software Utilizing the RealMagic
Technology: The Company continues to encourage widespread software title development by providing free technical support and licensing its comprehensive API free of charge to all developers who wish to publish RealMagic-compatible software titles. In addition, the Company has begun shipping RealMagic Producer, the industry's first low-cost MPEG authoring system. It enables compression of MPEG video and audio in order to create high-quality multimedia presentation and titles. The Company expects that the availability of RealMagic producer will lead to the development of more RealMagic MPEG titles, and therefore increase the demand for RealMagic playback cards.

      Win more OEM partnerships and further penetrate retail channel: To establish RealMagic as a true standard, the Company will continue to seek design wins with major PC manufacturers worldwide in which the OEMs will factory-install the RealMagic card or chip set inside personal computers. On the retail side, the Company plans to expand its network of national and regional distributors as well as computer superstores. In Europe and Asia, the Company will continue to expand its relationship with distributors as well as OEMs and VARs.

      Offer RealMagic at Attractive Prices and Continually Reduce Product
Costs: The current RealMagic card has a suggested retail price of $399, the RealMagic Lite $299, the RealMagic MPEG CD-ROM Kit $699. The Company plans to continue the cost reduction program so that it can go on lowering the price to expand the market demand for RealMagic products.

      Introduce New Generations of RealMagic: A significant aspect of the Company's product strategy is to continue developing newer versions and generations of the RealMagic products for both playback and compression markets. The general direction is to continue to offer consumers with better-features and lower price products over time. The intention is to stay one step ahead of competition.

REALMAGIC PRODUCTS

      The Company now offers a complete family of RealMagic product line including:

      (1) RealMagic: a combination of 16-bit sound plus MPEG full-motion Video and MPEG audio playback card.

      (2) RealMagic Lite: an MPEG Video and audio playback card for users with existing sound card.

      (3) RealMagic CD-ROM Upgrade Kit: a full featured kit including RealMagic, a CD-ROM drive, a pair of speakers and several of the best selling MPEG and DOS software titles.

      While many MPEG cards are being introduced by competitors, RealMagic remains the only MPEG playback card capable of playing the existing interactive MPEG software titles. The ability to play interactive titles distinguishes RealMagic from the many new MPEG cards soon to be introduced to the market place.

      (4) RealMagic Producer: It enables compression of MPEG video and audio in order to create high-quality multimedia presentations and titles. RealMagic producer takes advantage of AVI Editable MPEG, a new file format co-defined between Sigma and Microsoft, which permits the product to edit MPEG files using any off-the-shelf AVI editing software package.

MARKETING AND SALES

      Sigma Designs currently distributes its products through sales to national and regional distributors and computer superstores. The Company also intends to expand the sales of its products to OEMs and VARs. However, there can be no assurance that the Company will achieve significant sales so as to achieve profitability in the near term, if at all. The Company's national distributors include Ingram Micro D and Tech Data and computer superstores include CompUSA and Computer City. The Company's international OEMs include NEC and Midori in Japan, Hyundai in Korea; its many international distributors are strategically located in many countries throughout the world.

      The Company generally acquires and maintains products for distribution through retail channels based on forecasts rather than firm purchase orders. Additionally, the Company generally only acquires products for sales to its OEM customers after receiving purchase orders from such customers, such purchase orders are typically cancelable without substantial penalty from such OEM customers. The Company currently places noncancelable orders to purchase semiconductor products from its suppliers on a twelve to sixteen-week lead time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital resulting in severe pressure on the Company's financial condition.

RESEARCH AND DEVELOPMENT

      The Company had a staff of 33 research and development personnel, which conducts all the Company's product development, as of January 31, 1995. The Company is focusing its development efforts primarily on multimedia products, including new and improved versions of RealMagic, new software titles, low-cost compression technology and cost reduction processes.

      To achieve and maintain its technological leadership, the Company must continue to make technological advancements in the areas of MPEG video and audio compression, decompression. These advancements include compatibility with emerging standards and multiple platforms, improvements to the RealMagic architecture, enhancements to RealMagic API. There can be no assurance that the Company will be able to make any of such advancements to the RealMagic MPEG technology or, if they are made, that the Company will be able to market such advancements to achieve profitability and maintain its technological leadership.

      During fiscal 1995, 1994 and 1993, the Company's research and development expenses were approximately $4.3 million, $12.0 million (including $8.1 million of acquired research and development relating to the acquisition of EMI), and $5.0 million respectively. The Company plans to continue to devote substantial resources to the research and development of the future generation of MPEG compression and decompression products.

COMPETITION

      The market for Multimedia PC products is highly competitive. While the Company does not believe that any product currently sold by a third party is in direct competition with the RealMagic playback controller card in terms of price and performance. The possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of RealMagic technology. The Company believes that many computer product manufacturers are developing MPEG products that will compete directly with the RealMagic products in the near future.

      The Company believes that the principal competitive factors in the market for multimedia hardware products include time to market for new product introductions, product performance, compatibility to industry standards, price, and marketing and distribution resources. The Company believes that it competes most favorably with respect to time to market, product performance and price of RealMagic products. Moreover, the Company believes that the establishment of RealMagic API as a software development standard could provide a significant competitive advantage for the Company. However, there can be no assurance that the Company's lead time in product introduction will be sustained.

      Sales to distributors and sometimes even to OEMs are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through of RealMagic products could result in product returns or collection problems, contributing to significant fluctuations in the Company's operating results.

LICENSES, PATENTS AND TRADEMARKS

      The Company is seeking patent protection for the basic low-cost architecture of the RealMagic products, as well as certain software and hardware features used in current and future versions of RealMagic. The Company currently has eight (8) pending patent applications for its RealMagic technology. One (1) patent has been issued to the Company and there can be no assurance that more patents will be issued, or, if issued, will provide adequate protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

MANUFACTURING

      To reduce overhead expenses, capital and staffing requirements, the Company currently uses third-party contract manufacturers to fulfill its manufacturing needs. The Company's RealMagic playback controller card contains four chips, all of which are manufactured by outside suppliers or foundries. Each of these suppliers is a sole source of supply to the Company of the respective chip produced by such supplier.

      The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity, reduced control over delivery schedules, manufacturing yields and costs. Any delay or interruption on the supply of any of the components required for the production of the RealMagic multimedia card could have a material adverse impact on the sales of RealMagic products by the Company and thus on the Company's business.

BACKLOG

      Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. The customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, the Company's backlog has not been reflective of future sales. The Company also expects that in the near term its backlog will continue to be not indicative of future sales.

EMPLOYEES

      As of January 31, 1995, the Company had 138 full-time employees, including 33 in research and development, 50 in marketing, sales and support, 28 in manufacturing and 27 in finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly-qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are satisfactory.

FACTORS AFFECTING EARNINGS AND STOCK PERFORMANCE

      The Company has incurred losses and had negative cash flow in the last three years. There can be no assurance that the Company will achieve profitable operations in the future or that if profitable operations are achieved, that they will be sustained. The Company's business is critically dependent on the sell-through of RealMagic products. Delays in market acceptance of RealMagic products will have material adverse impact on the Company's earnings and price of the Company's Common Stock.

      To date, the Company has not been successful in generating sufficient demand for its RealMagic products from either the retail channel or OEM customers to enable the Company to achieve profitable opeations. The Company will continue to seek to market amd sell its RealMagic products through both channels, but there can be no assurance that the Company will ever be successful in achieving a sustained market for its products in either channel. The cost of marketing and sales related to the introduction of RealMagic has required the Company to continue to maintain a high level of expenses. The Company believes that it must continue to invest significant resources in research and development and sales and marketing if it is ever to achieve sustained market demand for its RealMagic product line.

      Should the Company fail to establish increased demand for its RealMagic products during 1995 and beyond, the Company will continue to experience substantial losses. The Company does not expect to experience a significant improvement in operating results during the first half of fiscal 1996. Moreover, the Company will require additional financing to enable it to address its business objectives. There can be no assurance that such financing will be available on attractive terms.

      As a result of the foregoing factors, an investment in the Company's securities is speculative and involves a high degree of risk. Investors in the Company's common stock must be willing to bear such risk.

ITEM 2.     PROPERTIES

      The Company currently leases a 50,000 square foot facility in Fremont, California that is used as the Company's headquarters. The lease will expire in August 1998. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.

      On February 16, 1994, the Company entered into a sublease agreement with Media Vision Technology, Inc. (Media Vision) whereby Media Vision subleased the Company's old executive offices located at 47900 Bayside Parkway, Fremont, California 94538. The difference between the Company's total lease commitment of that facility and the total lease commitment from Media Vision has been included in the accrued facilities as of January 31, 1995.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not involved in any legal proceedings which it believes will materially and adversely affect its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Sigma Designs' common stock has been traded in the over-the-counter market under the Nasdaq symbol SIGM since the Company's initial public offering on May 15, 1986. The price per share represents the range of high and low closing prices in the Nasdaq National Market System, for the quarter indicated.

                                         Fiscal 1995            Fiscal 1994
                                       ---------------        ---------------
                                       High       Low        High         Low
                                      ----------------------------------------
 First quarter ended April 30         14         8           7 1/2       5 1/4

 Second quarter ended July 31          9 5/16    6 3/8       5 3/4       3 1/4

 Third quarter ended October 31        8 1/2     4 7/8      18           3 1/2

 Fourth quarter ended January 31       8         5 3/8      19 1/2      12 7/8

      As of March 16, 1995, the Company had approximately 311 shareholders of record. The Company has not paid any cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance the future growth of its business.


ITEM 6.     SELECTED FINANCIAL DATA

                             Years ended January 31
        (In thousands, except per share amounts and number of employees)

                                       1995       1994       1993       1992       1991
                                     --------   --------   --------   --------   --------
              Net sales              $ 43,700   $ 34,989   $ 27,058   $ 27,567   $ 35,968

              Net income (loss)        (8,773)   (29,546)    (7,166)    (3,443)     1,788
              Net income (loss)
                per common
                and equivalent share     (1.20)    (5.15)     (1.37)      (.67)       .32
              Working capital           17,446    15,117     33,696     41,515     44,684
              Total assets              33,387    26,639     44,267     49,049     51,818
              Shareholders' equity      18,721    16,499     37,788     44,755     47,816
              Number of employees          138       151        195        197        220

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      In the year ended January 31, 1995, the Company recorded net sales of $43.7 million and a net loss of $8.8 million ($1.20 per share) which resulted primarily from lower than expected sales, reserves recorded by its subsidiary, Sigma Designs Imaging Systems, Inc. ("SDIS") and Sigma, increased marketing expenses to promote and market RealMagic products worldwide and significant R&D expenses related to the cost of supporting third-party software title developers in the development of RealMagic compatible titles.

SALES

      The following table set forth the Company's net sales in each of its product groups for the last three years.

                                                    (In thousands)
                                          Fiscal 1995  Fiscal 1994  Fiscal 1993
                                          -----------  -----------  -----------
               Multimedia products         $ 30,345     $  8,022     $    681

               Display systems                7,887       17,825       16,250
               CPU boards                     2,050        4,353        6,831
               Graphics controller boards        --          494        2,720
               Other                          3,418        4,295          576
                                             ------       ------       ------
               Net Sales                   $ 43,700     $ 34,989     $ 27,058
                                           ========     ========     ========

      The multimedia product group includes RealMagic playback controller card, RealMagic Lite designed for those who already owned a sound card, and RealMagic Upgrade Kit which consists of the RealMagic card, a double-speed CD-ROM drive, a pair of speakers, and an array of popular MPEG software titles. The display systems group includes a variety of color and monochrome high-resolution monitors designed to be used with special applications such as document imaging or computer-aided designs. The other product group consists primarily of sales of surplus and obsolete inventories and sales of components to service centers.

      The Company's net sales increased 25% in fiscal 1995 and increased 29% in fiscal 1994. In fiscal 1995, net sales of multimedia products increased 278% while net sales of all other categories decreased, which is consistent with the Company's strategy to emphasize its RealMagic product line and to continue to invest in MPEG technology for the PC platform.

      The following table sets forth the Company's net sales by domestic distribution channels and export sales for each of the last three years:

                                                     (In thousands)
                                           Fiscal 1995    Fiscal 1994   Fiscal 1993
              Domestic Sales :
                    Retail sales           $   17,722     $   17,234    $    7,456
                    OEMs and VARs              10,070          6,349        10,745
                                           ----------     ----------    ----------
                    Total domestic sales       27,792         23,583        18,201
                                           ----------     ----------    ----------

              Export  Sales:
                    Asia                       10,222          1,883           505
                    Europe                      5,415          9,163         8,097
                    Canada                        271            360           255
                                           ----------     ----------    ----------
                    Total export sales         15,908         11,406         8,857
                                           ----------     ----------    ----------

              Net Sales                    $   43,700     $   34,989    $   27,058
                                           ==========     ==========    ==========

      The percentage of the Company's net sales attributable to domestic retail sales was 41% in fiscal 1995, 49% in fiscal 1994, and 28% in fiscal 1993. The percentage of the Company's net sales attributable to domestic OEM and VAR sales was 23% in fiscal 1995, 18% in fiscal 1994, and 40% in fiscal 1993. The percentage of the Company's net sales attributable to export sales was 36% in fiscal 1995, 33% in fiscal 1994, and 33% in fiscal 1993.

      In fiscal 1995, domestic sales increased 18% over fiscal 1994 while export sales increased 39%. Export sales in Asia increased 443% in fiscal 1995 while export sales in both Europe and Canada decreased. The significant increase in export sales in Asia was due to the wide-acceptance of RealMagic products for use with Karaoke applications. The decrease in export sales in Europe occurred because the current progress of the development of the RealMagic market in Europe has not been sufficient to offset reduced sales of those products which the Company will not be emphasizing in the future.

GROSS MARGIN

      The Company's gross margin as a percentage of net sales was approximately 15%, 21%, and 15% in fiscal 1995, 1994, and 1993, respectively. The decrease in gross margin in fiscal 1995 was primarily due to fourth quarter increases in inventory reserves in SDIS and Sigma which increased annual cost of sales by $3.7 million, and reduced the annual gross margin to 15% from 23% prior to the impact of these reserves. Such inventory reserves were required in connection with the Company's decision to withdraw support of certain imaging products, difficulties in developing a new product design for applications in China that would have incorporated certain display systems, and changes in computer design by computer manufacturers that were not anticipated and that created excess supplies of certain inventories. The increase in gross margin in fiscal 1994 was due to discontinuance of certain products with low margins and increased sales of multimedia products which had higher margins.

OPERATING EXPENSES

      Sales and marketing expenses decreased $426,000 (5%) in fiscal 1995 over fiscal 1994. The small reduction reflected the more focused approach to marketing which concentrates on RealMagic product line. These same expenses increased $1,972,000 (26%) in fiscal 1994 over fiscal 1993. This increase was consistent with higher sales and the added expenses needed to launch multimedia products.

      Research and development expenses in fiscal 1995 increased $498,000 (13%) over fiscal 1994, excluding $8,137,000 of in-process research and development expenses in fiscal 1994 related to the acquisition of E-Motions, Inc. ("EMI"). This increase reflected the necessary expenses needed to develop the next generation of RealMagic products and the added costs needed to support third-party software title developers in the development of RealMagic compatible titles. These same expenses decreased $1,192,000 (24%) in fiscal 1994 over fiscal 1993, excluding the impact of the acquisition of EMI. This decrease was due to general cost reduction efforts, the discontinuation of development efforts in non-multimedia products and related headcount reductions which occurred in conjunction with a restructuring in the second quarter of fiscal 1994.

      The Company's general and administrative expenses in fiscal 1995 increased $803,000 (30%) over fiscal 1994. This increase reflected added costs, primarily related to increased headcount, necessitated by the Company's decision to combine its remaining display systems business with the imaging products offered by Docupoint subsidiary, into a separate entity, SDIS, in the first quarter of fiscal 1995, and to support the higher level of sales. These same expenditures increased $767,000 (39%) in fiscal 1994 over fiscal 1993. This increase reflected added expenses to manage Docupoint and higher salary expenses related to the transfer of certain personnel to the general and administrative function.

      In the second quarter of fiscal 1994, the Company recorded a $13.7 million restructuring charge in connection with the Company's decision to focus attention on its new multimedia products. Related to this decision, the Company eliminated certain product lines, moved to smaller facilities at the end of the first quarter of fiscal 1995 and discontinued certain internal manufacturing and assembly. The restructuring charge primarily consisted of reserves for inventories ($8.2 million) and accruals of lease commitments for excess facilities ($4.1 million) as well as other accruals for liabilities incurred and writedowns of impaired assets. In the third quarter of fiscal 1995, the Company refined its remaining estimate of reserves and accruals related to the restructuring and, as a result of the finalization of the terms and circumstances related to the subleasing of the Company's excess facilities, recorded a $517,000 recovery in that quarter. The remaining facilities accrual of approximately $1.9 million relates to the excess of the Company's lease commitment over expected sublease income for the term of the lease.

LOSS PER SHARE

      The Company's $1.20 loss per share in fiscal 1995 was due primarily to lower than expected sales, reserves recorded by its subsidiary, SDIS, and Sigma, increased marketing expenses in Sigma to promote and market RealMagic products worldwide and significant R&D expenses related to the cost of supporting third-party software title developers in the development of RealMagic compatible titles. The Company's $5.15 and $1.37 loss per share in fiscal 1994 and 1993 were due primarily to sales levels which were not high enough to generate sufficient gross profits to offset operating expenses and the negative impact on margin from competitive pricing pressures. The $5.15 loss per share in fiscal 1994 also included $3.80 for restructuring and in-process research and development expenses.

FINANCIAL CONDITION

      The Company had cash and marketable securities of $8.2 million at January 31, 1995, as compared with $5.3 million at January 31, 1994. The increase in cash and marketable securities was due primarily to $13.2 million raised in the first quarter of fiscal 1995 through the sale of common stock in a public offering and $1.7 million of cash borrowed under a bank line of credit, offset by cash used for operations of $7.7 million, a $1.9 million payment to former shareholders of EMI in settlement of contingencies related to the purchase price of EMI, and approximately $1.0 million invested in the development of RealMagic compatible software titles by third parties.

      The Company's primary sources of funds to date have been cash generated from operations prior to 1993, proceeds from public offerings of its common stock and bank borrowings under lines of credit. The Company believes that its current reserve of cash and marketable securities and the availability of an additional $3.1 million under its existing banking arrangements will be sufficient to satisfy its needs for the next twelve months.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this Report in that the Registrant filed its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") with the Securities and Exchange Commission on April 25, 1995, and certain information included therein is incorporated herein by reference.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the Company's directors and certain executive officers required by this Item is incorporated by reference to the Proxy Statement under the heading "Election of Directors."

      The information concerning certain executive officers required by this
Item is incorporated by reference to the Proxy Statement under the heading "Other Information."


ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Information Concerning Solicitation and Voting--Record Date and Share Ownership" and under the heading "Other Information--Share Ownership by Principal Shareholders and Management."


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      A.    The following documents are filed as part of this Report:

            1. Financial Statements. The following Consolidated Financial Statements of Sigma Designs, Inc. are filed as part of this report:

                                                                                       Page
                                                                                       ----
                        Independent Auditors' Report                                   F-1

                        Consolidated Balance Sheets as of January 31, 1995 and         F-2
                              1994

                        Consolidated Statements of Operations for the Years            F-3
                              Ended January 31, 1995, 1994 and 1993

                        Consolidated Statements of Shareholders' Equity for            F-4
                              the Years Ended January 31, 1995, 1994 and 1993

                        Consolidated Statements of Cash Flow for the Years             F-5
                              Ended January 31, 1995, 1994 and 1993

                        Notes to Consolidated Financial Statements                     F-6


            2. Financial Statement Schedule. The following financial statement schedule of Sigma Designs, Inc. for the years ended January 31, 1995, 1994 and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Sigma Designs, Inc.:

                              Schedule                                            Page
                              --------                                            ----
                                        Independent Auditors' Report on
                                        Financial Statement Schedules . . . . .    F-1

                               II       Valuation and Qualifying Accounts . . .   F-15

                  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

            3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

           Exhibit
           Number
          ---------


           3.1(1)   Restated Articles of Incorporation, as amended.

           3.2(2)   By-Laws of Registrant, as amended.

           4.1(1) Article IV of the Articles of Incorporation of Registrant (see Exhibit 3.1).

          10.1(3) Distribution Agreement dated September 10, 1985 between Registrant and Softsel Computer Products, Inc. and Amendment to Distribution Agreement dated September 10, 1985.

          10.2(4) Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

         +10.3(2) Distributor Agreement dated May 24, 1988 between Registrant and Micro D, Inc.

          10.4(5) Lease dated October 31, 1990 between Registrant and Renco Investment Company.

          10.5(6) Contract Manufacturing Agreement dated January 7, 1994 by and between the Registrant and Digital Equipment Corporation.

          10.6 Industrial Space Lease dated February 16, 1994 by and between the Registrant and Renco Bayside Investors.

          10.7 Sublease dated February 16, 1994 by and between the Registrant and Media Vision Technology, Inc.

          10.8(7)   Registrant's 1994 Stock Plan and form of Stock
                    Option Agreement.

          10.9(7) Registrant's 1994 Director Option Plan and form of Director Stock Option Agreement.

          11.1      Statement Regarding Computation of Per Share Earnings.

                         Exhibit
                         Number
                        ---------

                        21.1      Subsidiaries of Registrant.

                        23.1      Independent Auditors' Consent.

                        24.1      Power of Attorney (included on page 17).

                        27        Financial Data Schedule.

            -----------------

            (1) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

            (2) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.

            (3) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-4131) filed March 19, 1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, which Registration Statement became effective May 15, 1986.

            (4) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.

            (5) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.

            (6) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

            (7) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-8 (No. 33-81914) filed
                 July 25, 1994.

            ---------------
             + Pursuant to Rule 406(b) under the Securities Act, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

B.    Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of fiscal 1995.

      C.    Exhibits.

            See Item 14(a)(3) above.

      D.    Financial Statement Schedule.

            See Item 14(a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIGMA DESIGNS, INC.


                                       By: /s/ Thinh Q. Tran
                                           -------------------------------------
                                           Thinh Q. Tran,
                                           President and Chief Executive Officer

Dated:   April 28, 1995

                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Q. Binh Trinh, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                           Title                      Date
- -------------------------  -------------------------------------  --------------

/s/ Thinh Q. Tran          President and Chief Executive Officer  April 28, 1995
- -------------------------  (Principal Executive Officer)
    (Thinh Q. Tran)        and Director

/s/ Q. Binh Trinh          Vice President, Finance and Chief      April 28, 1995
- -------------------------  Financial Officer (Principal
    (Q. Binh Trinh)        Financial and Accounting Officer)
                           and Director

/s/ Julien Nguyen          Director                               April 28, 1995
- -------------------------
    (Julien Nguyen)

                           Director                               April __, 1995
- -------------------------
    (Alexander Au)

                           Director                               April __, 1995
- -------------------------
    (William P. Almon)

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sigma Designs, Inc.:

We have audited the consolidated financial statements of Sigma Designs,Inc. and subsidiaries as of January 31, 1995 and 1994, and for each of the three years in the period ended January 31, 1995, and have issued our report thereon dated March 10, 1995. Our audits also included the financial statement schedule of Sigma Designs, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on it based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

San Jose, California
March 10, 1995

                          CONSOLIDATED BALANCE SHEETS
                       JANUARY 31, (DOLLARS IN THOUSANDS)

                                                              1995         1994
                                                              ----         ----
ASSETS:
Current Assets:
   Cash and equivalents                                    $     881    $   1,808
   Short-term investments                                      7,349        3,514
   Accounts receivable (net of allowances:  $1,101 and
     $885, respectively)                                      11,958        7,246
   Inventories                                                 9,736       10,602
   Prepaid expenses and other                                  1,086          569
                                                           ---------    ---------

       Total current assets                                   31,010       23,379

Equipment-net                                                  1,343        1,200


Other assets                                                   1,034        1,700
                                                           ---------    ---------

Total                                                      $  33,387    $  26,639
                                                           =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank lines of credit                                    $   1,710    $      --
   Accounts payable                                            9,333        4,207
   Accrued liabilities                                         1,748        2,313
   Accrued facilities                                            773        2,102
                                                           ---------    ---------

       Total current liabilities                              13,564        8,622
                                                           ---------    ---------

Accrued facilities-long term                                   1,102        1,518

Commitments (Notes 9 and 10)


Shareholders' equity:
   Preferred stock-no par value:  2,000,000 shares
     authorized; no shares outstanding                            --           --
   Common stock-no par value:  20,000,000 shares
     authorized; shares outstanding:  1995,
     7,479,943; 1994, 6,228,060                               38,820       27,544
   Accumulated deficit                                       (20,036)     (11,045)
   Unrealized loss on securities available for sale              (63)          --
                                                           ---------    ---------

   Shareholder's equity                                       18,721       16,499
                                                           ---------    ---------

Total                                                      $  33,387    $  26,639
                                                           =========    =========


- -------------------------
See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    Years ended January 31, (dollars in thousands, except per share amounts)

                                               1995        1994        1993
                                            ---------   ---------   ---------
 Net sales                                  $  43,700   $  34,989   $  27,058

 Costs and expenses:
    Cost of sales                              36,980      27,538      23,045
    Research and development                    4,349      11,988       5,043
    Sales and marketing                         9,022       9,448       7,476
    General and administrative                  3,521       2,718       1,951
    Restructuring charges                        (517)     13,654          --
                                            ---------   ---------   ---------

     Total costs and expenses                  53,355      65,346      37,515
                                            ---------   ---------   ---------

 Loss from operations                          (9,655)    (30,357)    (10,457)

   Interest income-net                            336         699       1,207
   Minority interest in loss of subsidiary         --           4          21
   Gain (loss) from investment                    546         (43)        (88)
                                            ---------   ---------   ---------

 Loss before income taxes                      (8,773)    (29,697)     (9,317)

   Credit for income taxes                         --         151       2,151
                                            ---------   ---------   ---------



 Net loss                                   $  (8,773)  $ (29,546)  $  (7,166)
                                            =========   =========   =========

 Net loss per common share                  $   (1.20)  $   (5.15)  $   (1.37)
                                            =========   =========   =========

 Shares used in computation                 $   7,307   $   5,733   $   5,234
                                            =========   =========   =========


- -------------------------
See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)






                                                                                   Unrealized
                                                                                    Loss on
                                                     Common Stock       Retained   Securities
                                                     ------------       Earnings   Available
                                                  Shares      Amount    (Deficit)   for Sale     Total
                                                  ------      ------    ---------  ----------    -----
 Balances, February 1, 1992                      5,210,419   $ 19,088   $ 25,667   $   --      $ 44,755
    Common stock issued under stock plans           78,250        312         --       --           312
    Common stock repurchased                       (22,600)      (113)        --       --          (113)
    Net loss                                            --         --     (7,166)      --        (7,166)
                                                 ---------    -------   --------    -----      --------
 Balances, January 31, 1993                      5,266,069     19,287     18,501       --        37,788
   Common stock issued under stock plans           101,991        493         --       --           493
   Common stock issued and options
     assumed in acquisition of E-Motions, Inc.     860,000      7,764         --       --         7,764
   Net loss                                             --         --    (29,546)      --       (29,546)
                                                 ---------    -------   --------    -----      --------
 Balances, January 31, 1994                      6,228,060     27,544    (11,045)      --        16,499
   Sale of common stock                          1,130,000     12,959         --       --        12,959
   Common stock issued under stock plans           121,883        242         --       --           242
   Payment to E-Motions Inc., shareholders              --     (1,925)        --       --        (1,925)
   Buy-back of Docupoint minority interest              --         --       (218)      --          (218)
   Current year change in unrealized loss on
     securities available for sale                      --         --         --      (63)          (63)
   Net loss                                             --         --     (8,773)      --        (8,773)
                                                 ---------   --------   --------   ------      --------

 Balances, January 31, 1995                      7,479,943   $ 38,820   $(20,036)  $  (63)     $(18,721)
                                                 =========   ========   ========   ======      ========


- -------------------------
See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Years ended January 31,
                                                        -----------------------
                                                            (in thousands)
                                                    1995         1994          1993
                                                    ----         ----          ----
 Cash flows from operating activities:
   Net loss                                     $  (8,773)    $ (29,546)    $  (7,166)
   Adjustment to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                    774         1,169         1,566
     Deferred income taxes                             --            --          (496)
     Minority interest in loss of subsidiary           --            (4)          (21)
     Loss (gain) from investments                    (205)           43            88
     Provision (credit for restructuring costs)      (517)       13,654            --
     Write-off of research and development
     in progress in connection with the
     purchase of E-Motions, Inc.                       --         8,137            --
   Changes in assets and liabilities:
     Accounts receivable                           (4,712)         (775)       (3,484)
     Inventories                                      866        (6,512)       (2,209)
     Prepaid expenses and other                       351          (340)           72
     Income taxes receivable and payable               --         2,201           846
     Accounts payable                               5,126          (758)        3,107
     Accrued liabilities                           (1,793)         (930)         (128)
                                                ---------     ---------     ---------
       Net cash used for operating activities      (8,883)      (13,661)       (7,825)
                                                ---------     ---------     ---------

 Cash flow from investing activities:
   Purchases of short-term investments            (10,472)      (14,535)      (25,367)
   Maturity of short-term investments               6,574        25,348        30,578
   Sales of long-term investment                      844            --            --
   Equipment additions                               (721)         (612)         (801)
   Software development costs                          --          (233)         (551)
   Title development costs                           (950)           --            --
   Other                                             (305)         (261)         (399)
   Cash from purchase of E-Motions, Inc.               --           183            --
                                                ---------     ---------     ---------

     Net cash provided by (used for)
     investing activities                          (5,030)        9,890         3,460
                                                ---------     ---------     ---------
 Cash flows from financing activities
   Bank line of credit                              1,710            --            --
   Common stock sold                               13,201           493           312
   Common stock repurchased                            --            --          (113)
   Payment to E-Motion shareholders                (1,925)           --            --
   Other                                               --            --           (31)
                                                ---------     ---------     ---------

     Net cash provided by financing
     activities                                    12,986           493           168
                                                ---------     ---------     ---------

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Years ended January 31,
                                                        -----------------------
                                                            (in thousands)
                                                     1995        1994        1993
                                                     ----        ----        ----
 Decrease in cash and equivalents                     (927)     (3,278)     (4,197)
 Cash and equivalents:
   Beginning of period                               1,808       5,086       9,283
                                                   -------   ---------   ---------
   End of period                                   $   881   $   1,808   $   5,086
                                                   =======   =========   =========
 Cash paid for interest                            $   136   $      --   $       2
                                                   =======   =========   =========
 Cash (received) paid for income taxes             $    --   $  (2,201)  $  (2,500)
                                                   =======   =========   =========

 Noncash investing activities:
   Purchase of E-Motions, Inc.:
      Common stock issued and options assumed      $    --   $   7,764   $      --
      Net investment in E-Motions, Inc.
        prior to purchase                               --         636          --
      Fair value of assets acquired                     --        (295)         --
      Liabilities assumed                               --          32          --
                                                   -------   ---------   ---------

   Acquired research and development in progress   $    --   $   8,137   $      --
                                                   =======   =========   =========


- -------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (For years ended January 31, 1995, 1994, and 1993)

1.    DESCRIPTION OF BUSINESS

      Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia products, including graphics boards, display products and other board-level products for use with IBM, IBM-compatible and Apple Macintosh personal computers. The Company sells its products to computer manufacturers and to retail chains, distributors and value-added resellers. Its principal subsidiary, Sigma Designs Imaging Systems, Inc. (formerly Docupoint, Inc.), is in the document image system technology business.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation -- The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

      Cash equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Short-term investments represent government and corporate obligations with maturities at the date of acquisition of more than three months.
Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and

Equity Securities." Adoption of SFAS 115 had no material impact on the Company's consolidated financial position or results of operations. At January 31, 1995, short-term investments are carried as available for sale securities, are reported at fair-market value and are classified as current assets as all maturities are within one year as follows:

                                   Cost           Market Value      Unrealized Loss
                                   ----           ------------      ---------------
                                                 (in thousands)
 Corporate obligations           $ 4,461             $ 4,440            $  (21)
 U.S. government obligations       2,951               2,909               (42)
 (primary U.S. Treasury Notes)
                                 -------             -------            ------
                                 $ 7,412             $ 7,349            $  (63)
                                 =======             =======            ======


      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Title development costs -- Beginning in fiscal 1995, the Company initiated a program to support the external development of software titles that are compatible with its multimedia products. The Company capitalizes these costs ($950,000 in fiscal 1995) and amortizes over the shorter of 12 months from the introduction of the title or pro-rata over the estimated unit sales of the title (amortization in fiscal 1995 was not significant). The Company evaluates the recoverability of these costs based on the on-going viability of specific titles and the anticipated net realizable value from related product sales. Amounts determined not to be realizable are expensed in the period of determination. The net book value of $883,000 at January 31, 1995 is included in prepaid expenses and other assets.

      Investments in less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. Such investments are included in other assets. See Note 3 for discussion of E-Motions, Inc.

      Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter.

      Revenue recognition -- Sales are recognized upon shipment. Allowances for sales returns, price protection and warranty costs are recorded at the time that sales are recognized.

      Income tax -- The Company accounts for income taxes under statement of Financial Accounting Standard No. 109 which uses an asset liability approach to comprehensive intraperiod tax accounting. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

      Accounting period -- For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on January 29, 1995, January 28, 1994 and January 29, 1993, respectively. Fiscal 1995, 1994 and 1993 each included 52 weeks.

      Net loss per common share is computed using the weighted average number of common shares outstanding. Because there was a net loss in each year presented, common stock equivalents were not included in the calculation of net loss per share as their impact would be anti- dilutive.

3.    PURCHASE OF E-MOTIONS, INC.

      On July 29, 1993, the Company acquired all remaining outstanding shares of E-Motions, Inc. (E-Motions). This acquisition was accounted for using the purchase method of accounting. E-Motions was a development stage company in the business of developing products for the multimedia market, and its technology consisted primarily of in-process development of integrated circuit designs and related software technology. Prior to this transaction, the Company owned slightly less than 50% of the outstanding shares of E-Motions on a fully diluted basis.

      As part of this transaction, the Company issued 860,000 shares of common stock and assumed options to acquire 217,529 shares of its common stock. In addition, the Company was required to make a cash payment of $1.9 million based on the average trading price of its common stock in July 1994. The maximum amount of this contingent payment (approximately $4 million) was included in the cost of the acquired company and in shareholders' equity. Shareholders' equity was reduced by $1.9 million at the time of the actual payment.

      The cost of the acquired company, which includes the consideration related to this transaction and the Company's previous investment in E-Motions, is as follows (in thousands):

 Cost                                              $  8,400
 Assets acquired                                       (295)
 Liabilities                                             32
                                                   --------
 Excess of cost over net assets acquired           $  8,137
                                                   ========

      Based on the stage of E-Motion's development, the nature of its business and the absence of other identifiable intangible assets, the cost in excess of net assets acquired is acquired research and development in process and, accordingly, has been charged to research and development expense in the period acquired.

      The following information for fiscal 1994, the year of the transaction, and fiscal 1993 is being presented on a pro forma basis, as if the transaction had taken place on August 21, 1992 (date of E-Motions' inception) (in thousands, except per share data):


                                         Year ended January 31,
                                    1994                       1993
                                 ---------                  ---------
 Pro forma revenue               $  34,989                  $  27,058
 Pro forma net loss              $ (21,772)                 $  (7,295)
 Pro forma net loss per share    $   (3.30)                 $   (1.31)
 Shares used in computation          6,593                      5,592


      For purposes of this pro forma information, the $8.1 million of acquired research and development has been excluded from the results of operations.

4.    RESTRUCTURING

      In July 1993, the Company made a decision to discontinue certain manufacturing operations and product lines and to focus attention on its new multimedia products. As a result of this decision, the Company recorded restructuring charges of $13,654,000. As a result of the finalization of the terms and circumstance related to the subleasing of the Company's excess facilities, the Company recorded a reversal of $517,000 in fiscal 1995. The remaining accrual from this restructuring is a facilities accrual of approximately $1.9 million related to the excess of the Company's lease commitment over the expected sublease income for the term of the lease.

      Restructuring charges (reversal) for the years ended January 31, 1995 and 1994 consist of the following:

                                                     (In thousands)
                                                 1995              1994
                                                 ----              ----
 Excess and obsolete inventories                $   --           $  8,222
 Excess facilities                                (517)             4,100
 Excess property and leasehold improvements         --                465
 Severance accruals                                 --                300
 Capitalized software and other assets              --                270
 Other costs                                        --                297
                                                ------           --------
 Total                                          $ (517)          $ 13,654
                                                ======           ========


5.    INVENTORIES

      Inventories at January 31 consist of:

                                         (In thousands)
                           1995                1994                1993
                           ----                ----                ----
 Finished goods         $  3,787            $  1,667            $  1,765
 Work in process           4,590               7,486               4,305
 Raw materials             6,979               5,919               7,660
 Less reserves            (5,620)             (4,470)             (1,455)
                        --------            --------            --------
 Inventory-net          $  9,736            $ 10,602            $ 12,275
                        ========            ========            ========

      Inventory reserves at January 31, 1995 and costs of sales for the year ended January 31, 1995 include fourth quarter adjustments of $3.7 million related to the Company's decision to withdraw support of certain imaging products, difficulties in developing a new product design for application in China that would have incorporated certain display systems, and changes in computer design by computer manufacturers that were not anticipated and that created excess supplies of certain inventories.

6.    EQUIPMENT

      Equipment at January 31 consists of:

                                            (In thousands)
                                   1995                 1994                1993
                                   ----                 ----                ----
 Computers and equipment          $ 3,767             $ 3,602             $ 3,500
 Furniture and fixtures             1,607               1,745               1,585
 Other                                344                 141                 143
                                  -------             -------             -------
 Total                              5,718               5,492               5,228
 Accumulated depreciation
   and amortization                (4,375)             (4,292)             (3,602)
                                  -------             -------             -------
 Equipment-net                    $ 1,343             $ 1,200             $ 1,626
                                  =======             =======             =======

7.    ACCRUED LIABILITIES

      Accrued liabilities at January 31 consist of:

                                                 (In thousands)
                                   1995                1994                1993
                                   ----                ----                ----
 Accrued salary and benefits     $   712             $   575             $   809
 Accrued income taxes                166                 619                  --
 Other                               870               1,119                 737
                                 -------             -------             -------
 Total                           $ 1,748             $ 2,313             $ 1,546
                                 =======             =======             =======

8.    BANK LINES OF CREDIT

      The Company has $941,000 outstanding at January 31, 1995 under a $6,000,000 bank line of credit that expires in June 1996 and bears interest at the bank's prime rate (8.5% at January 31, 1995). The Company's wholly owned subsidiary, SDIS, has $769,000 outstanding at January 31, 1995 under a $1,000,000 bank line of credit that expires in June 1995 and bears interest at the bank prime rate (8.5% at January 31, 1995).

9.    LEASES

      The Company leases its primary facility under a noncancelable lease which expires in August 1998. Total future minimum lease payments under the Company's operating leases are $6,208,000 at January 31, 1995, due $1,589,000 in fiscal 1996, $1,614,000 in fiscal 1997, $1,644,000 in fiscal 1998, $1,279,000 in fiscal 1999 and $82,000 in fiscal 2000. Approximately $1,875,000 of this commitment has been included in accrued facilities as of January 31, 1995.

      Rent expense was $1,475,797, $962,000 and $1,010,000 for fiscal 1995,
1994 and 1993, respectively.

10.   COMMITMENTS

      The Company pays royalties for the right to sell certain products under various license agreements. During the years ended January 31, 1995, 1994 and 1993, the Company recorded royalty expense of $508,040, $181,405 and $275,000, respectively.

      The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

11.   SHAREHOLDERS' EQUITY

      Each share of common stock incorporates a purchase right which entitles the shareholder to buy, under certain circumstances, one newly issued share of the Company's common stock at an exercise price per share of $75. The rights become exercisable if a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock under certain circumstances. In the event of certain merger or sale transactions, each Right will then entitle the holder to acquire shares having a value of twice the Right's exercise price. The Company may redeem the Rights at $.01 per Right prior to the earlier of the expiration of the Rights on November 27, 1999 or at the time that 20% or more of the Company's common stock has been acquired by a person or group. Until the Rights become exercisable, they have no dilutive effect on the earnings of the Company.

      During fiscal 1991, the Board of Directors of the Company approved a program to repurchase up to 1,000,000 shares of the Company's common stock in the open market. In fiscal 1993, 22,600 shares were repurchased for $113,000. No shares were repurchased in fiscal 1994 or fiscal 1995.

      Stock Option Plans -- The Company's Stock Option Plans provide for the granting of options to purchase up to 3,400,000 shares of common stock at the fair market value on the date of grant. Generally options granted under the plan become exercisable over a five year period and expire not more than ten years from the date of grant.

      A summary of stock option activity follows:

                                             Outstanding Options
                                  --------------------------------------
                                  Number of Shares       Price per share
                                  ----------------       ---------------
 Balances, January 31, 1992          707,734                $3.38--$8.50
       Granted                       481,000                  4.25--6.00
       Exercised                     (63,100)                 3.38--6.13
       Cancelled                    (418,934)                 3.38--8.50
                                   ---------             ---------------

 Balances, January 31, 1993          706,700                  4.25--8.50
       Granted                       604,500                 3.50--13.75
       Exercised                     (92,938)                 0.09--8.50
       Cancelled                    (391,060)                 3.50--8.50
       Assumed in acquisition
         of E-Motions (Note 3)       217,529                0.0875--1.75
                                   ---------             ---------------

 Balances, January 31, 1994        1,044,731               0.0875--13.75
       Granted                       910,000                  4.88--8.00
       Exercised                    (110,451)                0.0875-6.50
       Cancelled                    (200,939)              0.0875--13.75
                                   ---------             ---------------

 Balances, January 31, 1995        1,643,341             $0.0875--$13.50
                                   =========             ===============


      At January 31, 1995 options to purchase 470,514 shares of common stock were exercisable and 1,003,133 shares were available for future grants under the Plans.

      Employee Stock Purchase Plan -- The Company's 1986 Employee Stock Purchase Plan provides for the sale of up to 100,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1995, 1994 and 1993, 11,432, 9,053 and 15,150 shares were purchased at an average price of $5.35, $2.98 and $4.42 per share, respectively.

12.   INCOME TAXES

      The credit for income taxes at January 31 includes:

                                            (In thousands)
                                1995             1994               1993
                                ----             ----               ----
 Currently receivable:
       Federal                 $  --            $ (151)          $ (1,655)
       State                      --                --                 --
                               -----            ------           --------

 Total currently receivable       --              (151)            (1,655)
                               -----            ------           --------
 Deferred:
       Federal                    --                --               (496)
       State                      --                --                 --
                               -----            ------           --------

 Total deferred                   --                --               (496)
                               -----            ------           --------

 Total credit                  $  --            $ (151)          $ (2,151)
                               =====            ======           ========


      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective at the beginning of fiscal 1994. SFAS 109 uses an asset and liability approach to comprehensive interperiod tax accounting. The impact of implementation of SFAS 109 was not significant.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating losses and tax credit carryforwards.

      The tax effects of significant items comprising the Company's deferred taxes as of February 1, 1994 and January 31, 1995 are as follows:

                                                                   (In thousands)
                                                          January 31, 1995  February 1, 1994
                                                          ----------------  ----------------
 Deferred tax assets:
       Net operating losses and tax credit carryforwards    $   9,967         $   6,779
       Reserves not currently deductible                        4,022             4,297
       Capitalized R&D expenditures                               638               558
             Other                                                175               172
                                                            ---------         ---------
                                                               14,802            11,806

 Deferred tax liabilities:
       Capitalized software and title development                (228)              (49)
 Valuation allowance                                          (14,574)          (11,750)
                                                            ---------         ---------
 Net deferred taxes                                         $      --         $      --
                                                            =========         =========

      SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complimentary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not appropriate and, accordingly has provided a valuation allowance. The valuation allowance increased by approximately $2.6 million in fiscal 1995 primarily as a result of an increase in net operating losses available to the Company.

      Net operating losses and tax credit carryforwards as of January 31, 1995 are as follows:

                                           (In thousands)     Expiration Years
                                           --------------     ----------------
 Net operating losses, Federal               $   25,800           2006-2010
 Net operating losses, State                     12,300           1998-1999
 Tax credits, Federal                               400           2006-2010
 Tax credits, State                                 400           2008-2010

      The Company's effective tax rate differs from the federal statutory rate as follows:


                                                     (In thousands)
                                        1995               1994              1993
                                        ----               ----              ----
 Computed at 35% for 1995            $ (3,070)         $ (10,047)         $ (3,167)
    and 1994, and 34% for 1993

 Losses and reserves not                3,166              6,952                --
    currently deductible

 Acquired research and                     --              2,856                --
    development

 Nondeductible losses of subsidiary        --                 --               948
    and affiliated company

 Other                                    (96)                88                68
                                     --------          ---------          --------
 Total                               $     --          $    (151)         $ (2,151)
                                     ========          =========          ========

13.   CUSTOMER AND GEOGRAPHIC INFORMATION

      One domestic customer accounted for 18% and 16% of net sales in fiscal 1995 and 1994, respectively. One international customer accounted for approximately 13% and one domestic customer accounted for approximately 22% of net sales in fiscal 1993, respectively. During 1992, no single customer accounted for more than 10% of net sales. The Company markets its products internationally through foreign distributors and OEMs. The following table presents a summary of domestic and export sales by geographic region.

                                           (In thousands)
                              1995               1994              1993
                              ----               ----              ----
 Net sales:
       Domestic          $    27,792         $   23,582        $   18,201

 Export sales:
       Europe                  5,415              9,163             8,097
       Asia                   10,222              1,884               505
       Canada                    271                360               255
                         -----------         ----------        ----------
 Total                   $    43,700         $   34,989        $   27,058
                         ===========         ==========        ==========

                                  SCHEDULE II

                              SIGMA DESIGNS, INC.


                       VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                          Balance at   Charged in
                                          Beginning    Costs and
         Description                      of Period     Expenses   Deductions(1)   End of Period
         -----------                      ----------   ----------  -------------   -------------
 Allowance for doubtful accounts, price
   protection and sales returns:

    Year Ended January 31,
    1995                                 $   885,000  $   351,000  $   135,000     $ 1,101,000
    1994                                     579,000      389,000       83,000         885,000
    1993                                     441,000      168,000       30,000         579,000

 Inventory reserves:
    Year Ended January 31,

    1995                                 $ 4,470,000  $ 4,425,000  $ 3,275,000     $ 5,620,000
    1994                                   1,455,000    9,022,000    6,007,000       4,470,000
    1993                                     121,000    1,879,000      545,000       1,455,000

- ------------------------
(1)   Amount written off, net of recoveries.

                              SIGMA DESIGNS, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1994

                               INDEX TO EXHIBITS



                                                                        Sequentially
  Exhibit                                                                 Numbered
  Number                           Description                              Page
  -------                          -----------                          ------------
 3.1(1)     Restated Articles of Incorporation, as amended  . . . . .

 3.2(2)     By-Laws of Registrant, as amended . . . . . . . . . . . .

 4.1(1)     Article IV of the Articles of Incorporation of Registrant
            (see Exhibit 3.1) . . . . . . . . . . . . . . . . . . . .

 10.1(3)    Distribution Agreement dated  September 10, 1985  between
            Registrant and Softsel Computer Products, Inc. and
            Amendment to Distribution Agreement dated September 10,
            1985. . . . . . . . . . . . . . . . . . . . . . . . . . .

 10.2(4)    Registrant's 1986 Employee Stock Purchase Plan, as
            amended, and form of Subscription Agreement.  . . . . . .

+10.3(2)    Distributor Agreement dated May 24, 1988 between
            Registrant and Micro D, Inc . . . . . . . . . . . . . . .

 10.4(5)    Lease dated October 31, 1990 between Registrant and Renco
            Investment Company  . . . . . . . . . . . . . . . . . . .

 10.5(6)    Contract Manufacturing Agreement dated January 7, 1994 by
            and between the Registrant and Digital Equipment
            Corporation . . . . . . . . . . . . . . . . . . . . . . .

 10.6 Industrial Space Lease dated February 16, 1994 by and between the Registrant and Renco Bayside Investors . . .

 10.7       Sublease dated February 16, 1994 by and between the
            Registrant and Media Vision Technology Inc. . . . . . . .

 10.8(7)    Registrant's 1994 Stock Plan and form of Stock Option
            Agreement . . . . . . . . . . . . . . . . . . . . . . . .

 10.9(7)    Registrant's 1994 Director Option Plan and form of
            Director Stock Option Agreement. . . . . . . . . . . . .

 11.1       Statement Regarding Computation of Per Share Earnings . .

 21.1       Subsidiaries of Registrant  . . . . . . . . . . . . . . .

 23.1       Independent Auditors' Consent . . . . . . . . . . . . . .

 24.1       Power of Attorney (included on page 17) . . . . . . . . .

 27         Financial Data Schedule . . . . . . . . . . . . . . . . .


- ------------------

(1) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

(2) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.

(3) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-4131) filed March 19, 1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, which Registration Statement became effective May 15, 1986.

(4) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.

(5) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.

(6) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

(7) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-8 (No. 33-81914) filed July 25, 1994.

- ------------

 + Pursuant to Rule 406(b) under the Securities Act, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.