Form 10-Q
period 1995-04-30
SIGMA DESIGNS INC
filed 1995-06-14
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
- ------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 30, 1995
                                    OR
(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to_____________

Commission file number:   0 - 15116

                       SIGMA DESIGNS, INC.
   (Exact name of registrant as specified in its charter)

               CALIFORNIA                   94-2848099
      (State or other jurisdiction of   (I.R.S. Employer
        incorporation or organization)   Identification No.)

                         46501 Landing Parkway
                         Fremont, California 94538
                  (Address of principal executive offices)

                     Telephone No. (510)  770 -  0100
                 -----------------------------------------
Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
          Yes_______X______     No  _______________

As of April 30, 1995 there were 7,512,072 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.     Items 2.  Management's Discussion and
Provide the information required   Analysis of Financial Condition and
by Rule 10-01 of Regulation S-X    Results of Operations.
(17CFR Part 210)                   Furnish the information required
                                   by Item 303 of Regulation S-K
                                   (#229.303 of this Chapter).



                     SIGMA DESIGNS, INC.

                            INDEX


                                                           Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Consolidated Condensed Balance Sheets
            April 30, 1995 and January 31, 1995   -----------  3

            Consolidated Condensed Statements of
            Operations Three Months
            Ended April 30, 1995 and 1994        ------------  4

            Consolidated Condensed Statements of Cash Flows
            Three Months Ended April 30, 1995 and 1994 ------- 5

            Notes to Consolidated Condensed Financial
            Statements          -----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations -------------  7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K  --------------   9

            Signatures    ----------------------------------   10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                             April 30, 1995     January 31, 1995
    ASSETS
CURRENT ASSETS:
Cash and equivalents             $ 8,361           $   881
Short term investment                -               7,349
Accounts receivable (net)          6,170            11,958
Inventories                        8,163             9,736
Prepaid expenses and other         1,266             1,086
                                 --------          --------
TOTAL CURRENT ASSETS              23,960            31,010
EQUIPMENT  -  Net                  1,276             1,343
OTHER ASSETS                         893             1,034
                                 --------          --------
   TOTAL                         $26,129           $33,387
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 5,106           $ 1,710
Accounts payable                   5,346             9,333
Accrued liabilities                1,827             1,748
Accrued facilities                   569               773
                                 ---------         --------
TOTAL CURRENT LIABILITIES         12,848            13,564

ACCRUED FACILITIES - long term     1,110             1,102

SHAREHOLDERS' EQUITY:
Common stock                      38,896            38,820
Accumulated deficit              (26,725)          (20,099)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY        12,171            18,721
                                ----------        ---------
    TOTAL                        $26,129           $33,387
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
        (Dollars in thousands except per share data)


                                          Three Months Ended
                                              April 30
                                        1995              1994
                                        ----------------------

NET SALES                             $ 8,011           $11,039

COST AND EXPENSES:
   Cost of sales                        8,799(1)          7,421
   Sales and marketing                  2,390             1,869
   Research and development               983             1,015
   General & administrative             2,364(2)            736
                                       --------          -------
TOTAL COST AND EXPENSES                14,536            11,041

INCOME (LOSS) FROM OPERATIONS          (6,525)               (2)

INTEREST AND OTHER INCOME (EXPENSES)     (162)               70
                                       --------          -------
NET INCOME (LOSS)                     $(6,687)          $    68
                                       ========          =======
NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE                  $ (0.89)          $  0.01
                                       ========          =======
Shares used in computation              7,502             7,271
                                       ========          =======
Note(1):  Including $2,350 inventory reserves for SDIS.
Note(2):  Including $1,500 accounts receivable reserves for SDIS.



                             See accompanying notes

                          SIGMA DESIGNS, INC
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)
                                                 Three Months Ended
                                                      April 30
                                                 1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               ($6,687)         68
Adjustments to reconcile net income (loss)
 to net cash used for operating activities:
Depreciation and amortization                       160         183
Loss from investment                                220          -
Changes in assets and liabilities:
          Accounts receivable                     5,788      (3,511)
          Inventories                             1,573      (1,385)
          Prepaid expenses and other                (78)        (38)
          Accounts payable                       (3,987)         68
          Accrued liabilities                      (117)       (239)
                                                ---------   ---------
Net cash used for operating activities           (3,128)     (4,854)
                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                  -        (7,683)
Maturity of short-term investments                7,412       2,578
Equipment additions                                 (86)        (60)
Title development costs                            (184)        -
Other                                                (6)         75
                                                 ---------   --------
Net cash provided by (used for) investing
 activities                                       7,136      (5,090)
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                    76      13,059
Borrowings under lines of credit                  3,396       1,090
                                                 ---------   --------
Net cash provided by  financing activities        3,472      14,149
                                                 ---------   --------
INCREASE IN CASH AND EQUIVALENTS                  7,480       4,205
CASH AND EQUIVALENTS, BEGINNING PERIOD              881       1,808
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $ 8,361     $ 6,013
                                                =====================
INTEREST PAID                                   $    92     $     9

INCOME TAXES PAID                               $     -     $     4


                        See accompanying notes

                          SIGMA DESIGNS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1995 was derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 1995 are not necessarily indicative of results to be expected for the entire year.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1995 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                                 April 30, 1995   January 31, 1995
                                          (In thousands)
   Finished goods                   $3,494            $3,787
   Work-in process                   4,782             4,590
   Raw materials                     6,233             6,979
   Less reserves                    (6,346)           (5,620)
                                  ----------        ----------
   Total inventories               $ 8,163            $9,736
                                  ===========       ==========

3. Net income (loss) per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive.

4. Interest and other income for the three months ended
April 30, 1995 included a $220,000 investment write-off related to a discontinued joint venture in China.

5. In April, 1995 in connection with a proposed acquisition of its imaging subsidiary, SDIS, the Company recorded
$3,850,000 of reserves to write down certain assets of SDIS to net realizable value.


Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had a net loss of $6.7 million ($0.89 per share) on net sales of $8.0 million for the fiscal quarter ended
April 30, 1995 compared to net income of $68,000 ($0.01 per share) on net sales of $11.0 million for the same quarter in the prior year. The loss was attributable to lower than expected sales, $3.9 million write down of certain assets of its imaging subsidiary, SDIS, to net realizable value in connection with the proposed acquisition described below, operating losses incurred by SDIS and the investment to develop, license and market a line of interactive MPEG software titles.

On May 16, 1995, SDIS signed a letter of intent granting rights to purchase SDIS' assets and liabilities to Thomas S. Benson & Associates, a private investment and management group. The letter of intent covers an exclusive period of 60 days during which it is expected that Benson & Associates will complete due diligence and financing arrangements. At the conclusion of these activities and the signing of a definitive agreement, it is expected that Benson & Associates will establish SDIS as a fully independent company, ending its affiliation with the Company. This arrangement follows an announcement made by the Company in February that it planned to sell SDIS in order to focus the Company's resources on the development of Sigma's MPEG multimedia product line.

Sales of multimedia products represented 82% of net sales as compared with 61% for the same quarter last year. Sales of high-resolution display systems accounted for 16% of net sales as compared with 13% for the same quarter in the prior year. Sales of other products represented 2% of net sales as compared with 26% for the same period last year. Sales to one international OEM customer accounted for 11% of total net sales in the quarter ended April 30, 1995. The Company's international sales represented 68% of net sales in the first quarter of fiscal 1996 as compared with 39% in the comparable quarter of the prior year. The increase in percentage of international sales was due primarily to stronger market acceptance of the Company's REALmagic products in Asia as compared to domestic markets.

The Company's gross margin as a percentage of net sales for the quarter ended April 30, 1995 decreased to 19.0%
(excluding $2.4 million of inventory reserve for SDIS which was included in the cost of goods sold) from 33.0% in the same period of the prior year. The decrease was primarily due to lower profit margins from the sales of display systems and competitive pricing pressures from the sales of multimedia products.

Sales and marketing expenses increased by $521,000 (27.9%) as compared to the corresponding period of the prior year. The increase was due to higher advertising, promotion expenses required to promote REALmagic product line and its
related interactive software titles.   Research and
development expenses decreased by $32,000 (3.2%) as compared to the same period of the prior year. The decrease was due to reduced research and development efforts on new display systems. General and administrative expenses increased by $128,000 (17.4%) (excluding $1.5 million accounts receivable reserves for SDIS) as compared to the same corresponding period of the prior year. The higher general and administrative costs reflected the general increase in operating expenses .

Interest and other income of ($162,000) was net of a $220,000 write-off of investment related to a discontinued joint-venture in China.

FINANCIAL CONDITION

The Company had cash and short term investments of $8.4
million at April 30, 1995, as compared with $ 8.2 million at
January 31, 1995.   The Company's primary sources of funds
to date have been cash generated from operations and proceeds from previous stock offerings. The Company requires substantial funds to continue to develop the market for its MPEG technology and to take advantage of the opportunities in this market. The Company believes that its current cash and cash equivalents, its existing $6.0 million cash-secured line of credit and a $6.0 million assets secured line of credit will be sufficient to satisfy its needs until such time as the Company begins to generate cash from operations. However, there can be no assurance that the Company will not require additional financing, or that required funding will be available on terms acceptable to the Company. In the event that such financing is required by the Company but cannot be raised on acceptable terms, the Company could scale back the levels of investment in the development of these markets and continue to satisfy its needs with its existing resources for the next twelve months.


PART II.  OTHER INFORMATION

Item  6:  EXHIBITS AND REPORTS ON FORM 8-K

   No report on Form 8-K was filed with the Securities and Exchange Commission during the quarter.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14,  1995                  SIGMA DESIGNS,INC.


                                        /S/  Thinh Q. Tran
                                       -----------------------
                                       Thinh Q. Tran
                                       President and Chief
                                       Executive Officer


                                        /S/  Q. Binh  Trinh
                                       -----------------------
                                       Q. Binh Trinh
                                       Vice President - Finance
                                       and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)