Form 10-Q
period 1995-07-31
SIGMA DESIGNS INC
filed 1995-09-14
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 31, 1995
                                    OR
(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to_____________

Commission file number:   0 - 15116

                       SIGMA DESIGNS, INC.
   (Exact name of registrant as specified in its charter)

               CALIFORNIA                   94-2848099
      (State or other jurisdiction of   (I.R.S. Employer
        incorporation or organozation)   Identification No.)

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

As of July 31, 1995 there were 7,535,287 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.     Items 2.  Management's Discussion and
Provide the information required   Analysis of FinancialCondition and
by Rule 10-01 of Regulation S-X    Results of Operations.
(17CFR Part 210)                   Furnish the information required
                                   by Item 303 of Regulation S-K
                                   (#229.303 of this Chapter).



                     SIGMA DESIGNS, INC.

                            INDEX


                                                        Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Consolidated Condensed Balance Sheets
            July 31, 1995 and January 31, 1995    -----------  3

            Consolidated Condensed Statements of
            Operations Three Months and Six Months
            Ended July 31, 1995 and 1994         ------------  4

            Consolidated Condensed Statements of Cash Flows
            Six Months Ended July 31, 1995 and 1994    ------- 5

            Notes to Consolidated Condensed Financial
            Statements          -----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations   ----------- 7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K  --------------   9

            Signatures    ----------------------------------  10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                             July 31, 1995     January 31, 1995
    ASSETS
CURRENT ASSETS:
Cash and equivalents             $ 8,104           $   881
Short term investment                -               7,349
Accounts receivable (net)          3,984            11,958
Inventories                        2,233             9,736
Prepaid expenses and other           486             1,086
                                 --------          --------
TOTAL CURRENT ASSETS              14,807            31,010
EQUIPMENT  -  Net                  1,135             1,343
OTHER ASSETS                         208             1,034
                                 --------          --------
   TOTAL                         $16,150           $33,387
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 4,968           $ 1,710
Accounts payable                   1,679             9,333
Accrued liabilities                1,684             1,748
Accrued facilities                   578               773
                                 ---------         --------
TOTAL CURRENT LIABILITIES          8,909            13,564

ACCRUED FACILITIES - long term       994             1,102

SHAREHOLDERS' EQUITY:
Common stock                      38,942            38,820
Accumulated deficit              (32,695)          (20,099)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY         6,247            18,721
                                ----------        ---------
    TOTAL                        $16,150           $33,387
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
        (Dollars in thousands except per share data)


                              Three Months Ended Six Months Ended
                                   July 31          July 31
                                1995      1994    1995      1994
                              ------------------ ----------------

NET SALES                     $ 4,893   $ 9,344  $12,903  $20,384

COST AND EXPENSES:
   Cost of sales                7,518     8,068   16,317   15,489
   Sales and marketing          2,756     1,902    5,146    3,772
   Research and development       995     1,052    1,978    2,067
   General & administrative       461       720    2,825    1,456
                              --------   -------  -------  -------
TOTAL COST AND EXPENSES        11,730    11,742   26,266   22,784

LOSS FROM OPERATIONS            6,837     2,398   13,363    2,400

INTEREST AND OTHER INCOME         863       728      701      798
                               --------  ------- -------   ------
NET LOSS                      $ 5,974   $ 1,670  $12,662  $ 1,602
                               ========  ======= =======  =======
NET LOSS PER COMMON
AND EQUIVALENT SHARE          $  0.79   $  0.23  $  1.69  $  0.22
                               ========  ======= =======  =======
Shares used in computation      7,522     7,411    7,512    7,394
                               ========  ======= =======  =======





                             See accompanying notes

                          SIGMA DESIGNS, INC
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)
                                                 Six Months Ended
                                                      July 31
                                                 1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       ($12,662)    ($1,602)
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                       359         361
Gain on sales of long-term investment              (666)       (205)
Write off of title development costs                734          -
Changes in assets and liabilities:
          Accounts receivable                     7,974      (4,851)
          Inventories                             7,503       2,412
          Prepaid expenses and other                102        (131)
          Accounts payable                       (7,654)     (1,824)
          Accrued liabilities                      (367)     (1,675)
                                                ---------   ---------
Net cash used for operating activities           (4,677)     (7,515)
                                                ---------   ---------
INVESTING ACTIVITIES:
Purchase of short-term investments                  -        (9,972)
Maturity of short-term investments                7,412       2,581
Equipment additions                                (151)       (352)
Title development costs                            (236)         -
Sales of long-term investment                     1,560         844
Other                                               (65)         61
                                                 ---------   --------
Net cash provided by(used for)investing
 activities                                       8,520      (6,838)
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                   122      13,099
Borrowings under lines of credit                  3,258       1,805
                                                 ---------   --------
Net cash provided by  financing activities        3,380      14,904
                                                 ---------   --------
INCREASE IN CASH AND EQUIVALENTS                  7,223         551
CASH AND EQUIVALENTS, BEGINNING OF PERIOD           881       1,808
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $ 8,104     $ 2,359
                                                =====================
INTEREST PAID                                   $   231     $    17

INCOME TAXES PAID                               $     4     $     -


                        See accompanying notes

                          SIGMA DESIGNS,INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1995 was derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 1995 are not necessarily indicative of results to be expected for the entire year.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1995 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                           July 31, 1995   January 31, 1995
                                     (In thousands)
   Finished goods              $1,545            $3,787
   Work-in process              2,827             4,590
   Raw materials                3,005             6,979
   Less reserves               (5,144)           (5,620)
                             ----------        ----------
   Total inventories          $ 2,233            $9,736
                             ===========       ==========

3. Net loss per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive.

4. Interest and other income for the three months ended
July 31, 1995 includes a $886,000 gain from the sale of investment in Silicon Magic Corporation, a semiconductor company.

5. The net losses for the three months and six months ended
July 31, 1995 include $4.5 million that was accrued for obsolete inventories and other related costs in connection with plans to focus on chip set and OEM sales for the next generation of REALmagic products. The net loss for the six months ended July 31, 1995 also includes $3.9 million that was recorded in the first quarter of fiscal 1996 related to the write down of certain assets of SDIS to net realizable value in connection with the sale of SDIS' assets and liabilities.


Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had a net loss of $6.0 million ($0.79 per share) on net sales of $4.9 million for the fiscal quarter ended
July 31, 1995 compared to net loss of $1.7 million ($0.23 per share) on net sales of $9.3 million for the same quarter in the prior year. The loss for the quarter was primarily due to accruals for obsolete inventories and other costs related to plan to focus on chip set and OEM sales, and lower than expected sales. Sales of multimedia products represented 95% of net sales as compared with 70% for the same quarter last year. Sales of high-resolution display systems accounted for 5% of net sales as compared with 14% for the same quarter in the prior year. Sales to one of domestic retail customer accounted for 15% of net sales in the quarter ended July 31, 1995. The Company's international sales represented 56% of net sales in the second fiscal quarter ended July 31, 1995 as compared with 17% in the comparable quarter of the prior year. The increase in the percentage of international sales was primarily due to stronger market acceptance of REALmagic products in Asia as compared to domestic markets. Sales to two international retail customers accounted for 13% and 15% of net sales each in the fiscal quarter ended July 31, 1995.

In July, in connection with efforts to reduce operating costs and focus in the direction of chip set and OEM sales, the Company reduced its work force by approximately 20%. This effort was necessary in order for the Company to focus its resources in the areas where potentials for sustained growth and profitability exist.

Also in July, the Company announced that its subsidiary, Sigma Designs Imaging Systems,Inc., sold substantially all of its assets and liabilities to Sigma Interactive Solutions, Corp., a Delaware Company. After the transaction, Sigma Designs no longer participates in the document image management market; this is consistent with the Company's corporate objective of focusing its resources and efforts in the MPEG-based multimedia market where the Company believes that it will receive the highest expected return for its investment.

The Company's gross margin as a percentage of net sales for the quarter ended July 31, 1995 increased to 20.9% (excluding $3.7 million of inventory reserve which was included in the cost of goods sold) from 13.7% in the same period of the prior year. The increase was primarily due to a change in product mix to include sales of REALmagic producer which has a higher profit margin.

Sales and marketing expenses increased by $854,000 (44.9%) in the quarter ended July 31, 1995 as compared to the corresponding period of the prior year. Most ofthe increase was due to $734,000 write off of advance royalties that had been paid to software developers and other costs related to plans to focus on chip set and OEM sales. Research and development expenses for the quarter ended July 31, 1995 decreased by $57,000 (5.4%) as compared to the same period of the prior year. The decrease was due to reduced research and development efforts on new display systems by SDIS. General and administrative expenses for the second fiscal quarter ended July 31, 1995 decreased by $259,000 (36.0%) as compared to the same corresponding period of the prior year. The decrease was primarily due to reductions in costs related to the sale of SDIS, and the reversal of previously established reserves and accruals for accounts receivable and commitments that were assumed by the purchaser of SDIS.

Interest and other income of $863,000 primarily consist of a $886,000 gain from the sale of investment in Silicon Magic
Corporation, a semiconductor company.

FINANCIAL CONDITION

The Company had cash and equivalents and short term investments of $8.1 million at July 31, 1995, as compared with $ 8.2
million at January 31, 1995.   The Company's primary sources of
funds to date have been cash generated from operations and proceeds from previous stock offerings. The Company requires substantial funds to continue to develop the market for its MPEG technology and to take advantage of the opportunities in this market. The Company believes that its current cash and cash equivalents, its existing $6.0 million cash-secured line of credit and a $6.0 million assets-secured line of credit will be sufficient to satisfy its needs until such time as the Company begins to generate cash from operations. However, there can be no assurance that the Company will not require additional financing, or that required funding will be available on terms acceptable to the Company. In the event that such financing is required by the Company but cannot be raised on acceptable terms, the Company could scale back the levels of investment in the development of these markets and continue to satisfy its needs with existing resources for the next twelve months.

PART II.  OTHER INFORMATION

Item  6:  EXHIBITS AND REPORTS ON FORM 8-K

   No report on Form 8-K was filed with the Securities and Exchange Commission during the quarter.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14,  1995             SIGMA DESIGNS,INC.


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