Form 10-Q
period 1995-10-31
SIGMA DESIGNS INC
filed 1995-12-13
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      October 31, 1995
                                    OR
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

As of October 31, 1995 there were 7,551,959 shares of the registrant's common stock outstanding.

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



                     SIGMA DESIGNS, INC.

                            INDEX


                                                        Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Consolidated Condensed Balance Sheets
            October 31, 1995 and January 31, 1995  ----------  3

            Consolidated Condensed Statements of
            Operations Three Months and Nine Months
            Ended October 31, 1995 and 1994      ------------  4

            Consolidated Condensed Statements of Cash Flows
            Nine Months Ended October 31, 1995 and 1994 ------ 5

            Notes to Consolidated Condensed Financial
            Statements          -----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations   ----------- 7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K  --------------   9

            Signatures    ----------------------------------  10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                           October 31, 1995    January 31, 1995
    ASSETS
CURRENT ASSETS:
Cash and equivalents             $   535           $   881
Short term investments             7,562             7,349
Accounts receivable (net)          4,358            11,958
Inventories                        2,148             9,736
Prepaid expenses and other           466             1,086
                                 --------          --------
TOTAL CURRENT ASSETS              15,069            31,010
EQUIPMENT  -  Net                  1,013             1,343
OTHER ASSETS                         171             1,034
                                 --------          --------
   TOTAL                         $16,253           $33,387
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 5,976           $ 1,710
Accounts payable                   2,324             9,333
Accrued liabilities                1,533             1,748
Accrued facilities                   524               773
                                 ---------         --------
TOTAL CURRENT LIABILITIES         10,357            13,564

ACCRUED FACILITIES - long term       858             1,102

SHAREHOLDERS' EQUITY:
Common stock                      38,981            38,820
Accumulated deficit              (33,943)          (20,099)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY         5,038            18,721
                                ----------        ---------
    TOTAL                        $16,253           $33,387
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)
        (Dollars in thousands except per share data)


                             Three Months Ended Nine Months Ended
                                  October 31        October 31
                                1995      1994    1995      1994
                              ------------------ ----------------

NET SALES                     $ 6,210   $12,312  $19,113  $32,696

COST AND EXPENSES:
   Cost of sales                4,230     8,736   20,547   24,225
   Sales and marketing          1,661     2,107    6,807    5,877
   Research and development       989     1,163    2,967    3,230
   General & administrative       555       840    3,380    2,297
   Restructuring charges(Recovery) -       (517)     -       (517)
                              --------   -------  -------  -------
TOTAL COST AND EXPENSES         7,435    12,329   33,701   35,112

INCOME (LOSS) FROM OPERATIONS  (1,225)      (17) (14,588)  (2,416)

INTEREST & OTHER INCOME (EXP.)    (23)       24      678      821
                               --------  ------- -------   ------
NET INCOME (LOSS)             $(1,248)   $    7 $(13,910) $(1,595)
                               ========  ======= =======  =======
NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE          $ (0.17)  $  0.00  $ (1.85) $ (0.22)
                               ========  ======= =======  =======
Shares used in computation      7,548     7,443    7,524    7,253
                               ========  ======= =======  =======





                             See accompanying notes

                          SIGMA DESIGNS, INC
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)
                                                 Nine Months Ended
                                                     October 31
                                                 1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       ($13,910)    ($1,595)
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                       510         533
Gain on sales of long-term investment              (666)       (205)
Provision for restructuring costs                              (517)
Changes in assets and liabilities:
          Accounts receivable                     7,600     (10,354)
          Inventories                             7,588       1,054
          Prepaid expenses and other                237        (553)
          Accounts payable                       (7,009)      2,976
          Accrued liabilities                      (707)     (1,950)
          Others                                    (29)        -
                                                ---------   ---------
Net cash used for operating activities           (6,386)    (10,611)
                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments               (7,562)    (10,472)
Maturity of short-term investments                7,412       5,056
Equipment additions                                (180)       (528)
Title development costs                             498          -
Sales of long-term investment                     1,560         844
Other                                              (115)       (218)
                                                 ---------   --------
Net cash provided by (used for) investing
 activities                                       1,613      (5,318)
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                   161      13,128
Payment of E-Motions obligation (see note 5)         -       (1,626)
Borrowings under lines of credit                  4,266       3,099
                                                 ---------   --------
Net cash provided by  financing activities        4,427      14,601
                                                 ---------   --------
DECREASE IN CASH AND EQUIVALENTS                   (346)     (1,328)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD           881       1,808
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $   535     $   480
                                                =====================
INTEREST PAID                                   $   335     $    56



                        See accompanying notes

                          SIGMA DESIGNS,INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1995 was derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 1995 are not necessarily indicative of results to be expected for the entire year.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1995 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                          October 31, 1995   January 31, 1995
                                     (In thousands)
   Finished goods              $1,647            $3,787
   Work-in process              1,978             4,590
   Raw materials                2,423             6,979
   Less reserves               (3,900)           (5,620)
                             ----------        ----------
   Total inventories          $ 2,148            $9,736
                             ===========       ==========

3. Net income (loss) per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive.


4. The net loss for the nine months ended October 31, 1995 includes $4.5 million that was accrued in the second quarter ended July 31, 1995 for obsolete inventories and other related costs in connection with plans to focus on chip set and OEM sales for the next generation of REALmagic products; also included in this loss was $3.9 million that was recorded in the first quarter ended April 30, 1995 related to the write down of certain assets of SDIS to net realizable value in connection with the sale of SDIS' assets and liabilities.

5. In connection with the terms of the agreement for the July 29, 1993 acquisition of E-Motions, Inc., the Company became obligated during the quarter ended July 31, 1994 to make a cash payment of approximately $1.9 million to the former shareholders and option holders of E-Motions, Inc. and a payment of $1.6 million of this amount was made on August 22, 1994. See Note 3 to the Company's consolidated financial statements for the year ended January 31, 1994.

Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had a net loss of $1.25 million ($0.17 per share) on net sales of $6.2 million for the fiscal quarter ended
October 31, 1995 compared to break even results on net sales of $12.3 million (including $3.0 million related to non-REALmagic products) for the same quarter in the prior year. The loss for the quarter was primarily due to the fact that net sales were below break-even point resulting in gross profits which were not adequate to cover all operating expenses. Sales of multimedia products represented 100% of net sales as compared with 77% for the same quarter last year. The Company's international sales represented 75% of net sales in the third fiscal quarter ended October 31, 1995 as compared with 34% in the comparable quarter of the prior year. The increase in the percentage of international sales was primarily due to the continued stronger market acceptance of REALmagic products in Asia as compared to domestic markets. Sales to three international customers accounted for 13%, 13% and 17% of net sales each in the fiscal quarter ended October 31, 1995.

As part of the new strategic direction of selling chipsets to add-on card and computer manufacturers, the Company announced in October that the REALmagic Pro chipset will be available in January 1996. This chipset will enable other companies to manufacture 100% OM-1 and REALmagic compatible MPEG playback cards that will be capable of playing the growing number of MPEG titles on the market.
In addition, in early November 1996, the Company released the REALmagic Explorer chipset, which will allow OEM customers to build type II ZV-port compatible PCMCIA cards for MPEG-1 video and audio playback and thus bring MPEG technology to notebook computers for the first time. The new strategic direction is expected to significantly broaden the Company's customer base and enhance the Company's position as the leading supplier of interactive digital video for PC.

The Company's gross margin as a percentage of net sales for the quarter ended October 31, 1995 increased to 31.9% from 29.0% in the same period of the prior year. The increase was primarily due to a change in product mix and the sale of certain REALmagic products which had been reserved in previous quarters.

Sales and marketing expenses decreased by $446,000 (21.2%) in the quarter ended October 31, 1995 as compared to the corresponding period of the prior year. Most of the decrease was due to the reduction in headcount and lower advertising and promotion expenses resulting from a more focused marketing strategy. Research and development expenses for the quarter ended October 31, 1995 decreased by $174,000 (15.0%) as compared to the same period of the prior year. General and administrative expenses for the third fiscal quarter ended October 31, 1995 decreased by $285,000 (33.9%) as compared to the same corresponding period of the prior year. The decreases in research and development and in general and administrative expenses were both primarily due to reductions in costs related to the sale of SDIS.

Interest and other expense of $23,000 was a net number which includes $81,000 of interest income from short term investments.

FINANCIAL CONDITION

The Company had cash and equivalents and short term investments of $8.1 million at October 31, 1995, as compared with $ 8.2 million at January 31, 1995. The Company's primary sources of funds to date have been cash generated from operations, proceeds from previous stock offerings and borrowings under lines of credit. The Company requires substantial funds to continue to develop the market for its MPEG technology and to take advantage of the opportunities in this market. The Company believes that its current cash and cash equivalents, its existing $6.0 million cash-secured line of credit and a $6.0 million assets-secured line of credit will be sufficient to satisfy its needs until such time as the Company begins to generate cash from operations. However, there can be no assurance that the Company will not require additional financing, or that required funding will be available on terms acceptable to the Company. In the event that such financing is required by the Company but cannot be raised on acceptable terms, the Company could scale back the levels of investment in the development of these markets and continue to satisfy its needs with existing resources for the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly results have in the past and may be in the future vary due to a number of factors, including but not limited to new products introduction by the Company and its competitors; market acceptance of the Company's products; shifts in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's ability to protect its intellectual properties; a loss of key personnel. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, financial and results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Further, the Company operates in a highly dynamic industry which often results in volatility of the Company's Common
Stock price.


PART II.  OTHER INFORMATION

Item  6:  EXHIBITS AND REPORTS ON FORM 8-K

   During the quarter, the Company file Form 8-K dated July 21, 1995 with the Securities and Exchange Commission dealing with the sale of assets and liabilities by its subsidiary, Sigma Designs Imaging Systems, Inc. (SDIS).


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 12,  1995             SIGMA DESIGNS,INC.


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