Form 10-K/A
period 1995-01-31
SIGMA DESIGNS INC
filed 1996-02-12
CIK 790715

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                              FORM 10-K/A (No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
     --------------    -----------------

                         COMMISSION FILE NUMBER: 15116

                              SIGMA DESIGNS, INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                             95-2848099
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


                46501 LANDING PARKWAY, FREMONT, CALIFORNIA 94538
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (510) 770-0100

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                              TITLE OF EACH CLASS
                           Common Stock, no par value

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]


     As of April 6, 1995, the Registrant had outstanding 7,511,472 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on April 6, 1995 on the Nasdaq National Market, was approximately $31.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Parts of the following document are incorporation by reference to Part III of this Form 10-K/A Report: Proxy Statement for Registrant's Annual Meeting of Shareholders held on June 2, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sigma Designs, Inc., a corporation organized and existing under the laws of the State of California, has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Fremont, State of California, on the 9th day of February 1996.


                                       SIGMA DESIGNS, INC.


                                        By:  /s/  Q. BINH TRINH
                                            ------------------------
                                             Q. Binh Trinh,
                                             Vice President, Finance
                                             Chief Financial Officer,
                                             Secretary and Director



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:




                  SIGNATURE                                           TITLE                               DATE
                  ---------                                           -----                               ----

*/s/  THINH Q. TRAN
---------------------------------------
Thinh Q. Tran                                      Chairman of the Board, President and Chief       February 9, 1996
                                                   Executive Officer (Principal
                                                   Executive Officer)

*/s/  JULIEN NGUYEN
---------------------------------------
Julien Nguyen                                      Co-Chairman of the Board and Chief Technical     February 9, 1996
                                                   Officer


/s/  Q. BINH TRINH
---------------------------------------
Q. Binh Trinh                                      Vice President, Finance, Chief Financial         February 9, 1996
                                                   Officer, Secretary and Director (Principal
                                                   Financial and Accounting Officer)


---------------------------------------
William J. Almon                                   Director                                         February   , 1996


---------------------------------------
William Wang                                       Director                                         February   , 1996


*By:    /s/ Q. BINH TRINH
---------------------------------------
Q. Binh Trinh,
Attorney-In-Fact

         This Amendment No. 1 is being filed to amend the Annual Report on Form 10-K for fiscal year ended January 31, 1995, filed with the Securities and Exchange Commission on May 1, 1995 by Sigma Designs, Inc. as follows:

         Part II- Item 8. Financial Statements and Supplementary Data

         Add the following Independent Auditors' Report:

To the Board of Directors and Shareholders of Sigma Designs, Inc.


         We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
March 10, 1995


         Except as described above, this Amendment on Form 10-K/A makes no changes to the 10K for this fiscal year ended January 31, 1995.