Form 10-K405
period 1996-01-31
SIGMA DESIGNS INC
filed 1996-04-30
CIK 790715

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                         Commission File Number
     JANUARY 31, 1996                                      000-15116

                              SIGMA DESIGNS, INC.
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       95-2848099
         ----------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

               46501 LANDING PARKWAY, FREMONT, CALIFORNIA 94538
             (Address of principal executive offices)  (Zip Code)

         Registrant's telephone number, including area code:  (510) 770-0100

                       ---------------------------------

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, NO PAR VALUE PER SHARE
                     ------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No  ___
     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market on April 22, 1996, was approximately $89,513,539. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 10, 1996, the Registrant had 8,772,197 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on June 7, 1996 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                              SIGMA DESIGNS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   ----

PART I.............................................................................................................  1

     Item 1.     Business..........................................................................................  1
     Item 2.     Properties........................................................................................ 11
     Item 3.     Legal Proceedings................................................................................. 11
     Item 4.     Submission of Matters to a Vote of Security Holders............................................... 11
                 Executive Officers of the Company................................................................. 12

PART II............................................................................................................ 13

     Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters.............................. 13
     Item 6.     Selected Financial Data........................................................................... 13
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............. 13
     Item 8.     Financial Statements and Supplementary Data....................................................... 18
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............. 18

PART III........................................................................................................... 19

     Item 10.    Directors and Executive Officers of the Company................................................... 19
     Item 11.    Executive Compensation............................................................................ 19
     Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................... 19
     Item 13.    Certain Relationships and Related Transactions.................................................... 19

PART IV............................................................................................................ 20

     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................... 20

                 Signatures........................................................................................ 21

                                    PART I


ITEM 1.   BUSINESS
          --------

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Annual Report on Form 10-K.

     Sigma Designs, Inc. ("Sigma" or the "Company") designs, manufactures (using subcontractors), and markets multimedia products for use with personal computers. The emergence of multimedia technology in the personal computer ("PC") market has dramatically changed the way users interact with computers. Multimedia integrates different elements, such as sound and video, to enhance the computing experience and deliver a heightened sense of realism. Through its REALMagic product line incorporating Moving Pictures Experts Group ("MPEG") technology, Sigma Designs has become a leader in this emerging market.

     Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion pictures appeared jerky and video was confined to small window sizes. MPEG, a defined International Standards Organization (ISO) standard for compression, eliminated those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD-ROM. A single CD-ROM using the MPEG compression technique can store up to 74 minutes of full-motion video and audio.

     Because of MPEG technology, producers can create (and users can enjoy) an interactive, television-like experience on a desktop PC. The result was a significant new visual impact thereby opening possibilities for a wide range of entertainment, education, training and business presentation applications.

     In an effort to complement its current technologies, on April 23, 1996, Sigma entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), by and among the Registrant, Sigma Acquisition Corp., a California corporation and wholly-owned subsidiary of Sigma ("Sub") and Active Design Corporation, a California corporation ("Active Design"), pursuant to which Sub would merge with and into Active Design (the "Merger"). Active Design is a development stage company engaged in the development, design and marketing of VLSI circuits that provide high performance graphics and three-dimensional functionality on PCs. The consummation of the transactions contemplated by the Reorganization Agreement is subject to, and contingent upon, certain customary closing conditions. If such conditions are fulfilled and such transactions are consummated, Active Design will become a wholly-owned subsidiary of the Company. Pursuant to the Reorganization Agreement, upon closing, if such closing occurs, all of the outstanding shares of Preferred Stock and Common Stock of Active Design (collectively, the "Active Design Capital Stock") will be converted into the right to receive an aggregate of 1,123,760 shares of the Company's Common Stock ("Sigma Common Stock"). In addition, upon closing, if such closing occurs, all options to purchase Active Design Capital Stock then outstanding (each, an "Active Design Option") under Active Design's 1996 Incentive Stock Option Plan shall be assumed by Sigma. Each Active Design Option so assumed will continue to have, and be subject to, the same terms and conditions set forth in the respective option agreements applicable to such Active Design Option immediately prior to the closing, subject to adjustment of the number of shares and exercise price thereof to reflect the exchange ratio of Active Design shares for Sigma shares. The terms of the Reorganization Agreement were negotiated at arms-length negotiations between Sigma and Active Design.

     In connection with the potential Merger, upon closing, if such closing occurs, 101,138 shares of the Sigma Common Stock (collectively, the "Escrow Amount") payable as consideration by Sigma shall be placed into escrow, to be held as security for any losses incurred by Sigma in the event of certain breaches by Active Design of the representations, warranties and covenants contained in the Reorganization Agreement. The Escrow Amount shall be contributed on behalf of each holder of Active Design Capital Stock in proportion to the aggregate consideration otherwise received by such holder by virtue of the Merger.

     The potential acquisition of Active Design is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code 1986, as amended, and is intended to be accounted for using the "pooling of interests" method of financial accounting.

THE REALMAGIC MPEG STANDARD

     Since its first shipment in November 1993, REALMagic technology has received widespread support from PC industry leaders, software developers and OEM and retail customers.

     PARTNERSHIP WITH PC INDUSTRY LEADERS. Sigma has received endorsement for its REALMagic technology from companies such as Microsoft, IBM, Hewlett Packard, Oracle, Novell and Starlight Networks. On the operating system side, REALMagic is being supported by Microsoft Windows 95 and IBM O/S 2. Additionally, both Novell and Starlight Networks have products that are compatible with REALMagic in a network environment.

     WIDESPREAD SUPPORT FROM SOFTWARE DEVELOPERS. Support for Sigma's REALMagic MPEG standard has grown rapidly in the software development community. Two years ago, the Company listed fifty authorized REALMagic software developers; by the end of fiscal 1996, Sigma's roster of developers rose to more than 1,200, including Activision, Tsunami Media, Mindscape, Time Warner, and Interplay. This widespread developer support has led to the introduction of more than 60 interactive software titles in the REALMagic format and many more currently under development.

     The REALMagic DOS MPEG API has also become the industry standard for MPEG software development, further evidence of widespread support from the software development community. With its robust functionality, the REALMagic API is currently the preferred technology available which allows the creation of fully interactive MPEG software titles.

     SUPPORT FROM OEMS. In the U.S., Zenith Data Systems, Zenon Technology, Inc. and PREMIO Express, the direct marketing arm of Compu Trend Systems, Inc. have purchased the REALMagic Maxima boards for installation inside their multimedia PCs. Additionally many VARs have begun taking shipments of REALMagic boards for systems targeted at vertical kiosk, business training and presentation applications. In the Far East, where the popularity of Karaoke and videoCD has made REALMagic a very well received product, the Company's OEM customers include NEC in Japan and Hyundai in Korea.

     ACCEPTANCE BY RETAIL CHANNEL. In addition to international distributors, national U.S. distributors such as Ingram Micro, Inc. and Tech Data are carrying REALMagic products, further evidence of the channel's acceptance and interest in MPEG technology.

REALMAGIC BUSINESS STRATEGIES

     Sigma's corporate objective is to continue to be the leading provider of MPEG multimedia products that enable full-screen, full-motion, TV-like quality video on the standard desktop and the notebook PC. To accomplish this goal, the Company intends to promote the widespread acceptance of the REALMagic technology. The key parts of this strategy includes:

     ENCOURAGE CONTINUED DEVELOPMENT OF SOFTWARE UTILIZING THE REALMAGIC TECHNOLOGY. The Company continues to encourage widespread software title development by providing free technical support and licensing its comprehensive API free of charge to all developers who wish to publish REALMagic-compatible software titles. In addition, the Company has been shipping REALMagic Producer, the industry's first low-cost MPEG authoring system. It enables compression of MPEG video and audio in order to create high-quality multimedia presentations and titles. The Company expects that the availability of REALMagic Producer will lead to the development of more REALMagic MPEG titles, and therefore increase the demand for REALMagic playback card.

     WIN MORE OEM PARTNERSHIPS AND FURTHER PENETRATE RETAIL CHANNEL. To establish REALMagic as a true standard, the Company will continue to seek design wins with major PC manufacturers worldwide in which the OEMs will either factory-install the REALMagic card insider their multimedia PCs
     (MPCs) or private-label the card now and distribute it through their own channels of distribution and later when a single chipset solution becomes available, these OEMs will install it on the CPUs of their MPCs. On the retail side, the Company plans to expand its network of national distributors and special VARs to distribute its high-end REALMagic playback card and the REALMagic Producer, its low cost encoding card. In Europe and Asia Pacific, the Company will continue to expand its relationship with distributors as well as OEMs and VARs. In addition, the Company will seek to sell to add-on card manufactures who will, in turn, market to owners of 486 and Pentium PCs.

     INTRODUCE NEW GENERATIONS OF REALMAGIC, OFFER REALMAGIC PRODUCTS AT COMPETITIVE PRICES AND CONTINUALLY REDUCE PRODUCT COSTS. A significant aspect of the Company's product strategy is to include the sale of REALMagic chipsets in its product line and continue developing newer versions and generations of the REALMagic products including chipsets for both desktop and notebook PCs. The general direction is to continue to offer consumers with better-features and lower price products over time. The intention is to stay at least one step ahead of competition.

REALMAGIC PRODUCTS

     The Company offers a complete family of REALMagic products including:

     . REALMAGIC MAXIMA. An MPEG playback card designed to eliminate the compatibility issue with graphics cards by using the Analog Overlay Technology. The Maxima accelerates MPEG video to a guaranteed 30 frames per second playback rate with high quality CD sound at resolutions of up to 1280 x 1024, which is in compliance with the MPC3 industry standard for MPEG video playback. The REALMagic drivers guarantee compatibility with all the interactive MPEG titles available today and all future titles which are OM-1 compatible.

     . REALMAGIC PRO CHIPSET. In October 1995, the Company announced the availability for sale of the REALMagic Pro Chipset. This chipset has the following distinctive features:

          +    Very high quality MPEG playback through 16 million color MPEG video; horizontal and vertical bilinear interpolation; digital brightness, contrast and saturation adjustment.
          +    The use of Sigma's REAL Overlay chip enables the mixing of MPEG video and PC graphics at resolutions up to 1600 x 1200 with an 85
               Hz non-interlaced refresh rate.
          +    100% Windows 95 and MPC3 compliance.
          +    100% OM-1 and REALMagic compatibility.
          +    Direct interface for NTSC/PAL decoder to support TV tuner input.

     The Company currently expects to commence volume shipment of this product in the second quarter of fiscal 1997.

     . REALMAGIC EXPLORER. In November 1995, the Company announced the introduction of the REALMagic Explorer chipset. This chipset will put MPEG-1 digital video playback in ZV port PCMCIA cards for the new generation of notebook computers. The main features of this chipset are:

          +    MPEG-1 video playback with 16 million colors.
          +    MPEG-1 audio layers I and II.
          +    100% REALMagic and OM-1 standard compatible.
          +    MPC3 standard compliant.
          +    Windows 95 Plug and Play.

     The Company currently expects to start volume shipment of this product in the second half of fiscal 1997.

     . REALMAGIC PRODUCER. A 32-bit PCI low cost card with audio/video capture and MPEG encoding capabilities. This product comes bundled with a frame-accurate software VTR controller; real-time video Previewer; Adobe and Caligari trueSpace software which are necessary to make high-quality multimedia presentations and titles. REALMagic Producer features include:

          +    Fully compliant with MPEG-1 standard.
          +    Compatible with any AVI-compatible video editing software.
          +    Compatible with REALMagic decoding products.
          +    Files are converted to fully compressed MPEG-1 at three times actual time.
          +    Accepts both S-VHS and Composite video inputs.

MARKETING AND SALES

     Sigma Designs currently distributes its products through sales to national and regional distributors, VARs and OEMs in the U.S. and throughout the world. The Company's U.S. distributors include Ingram Micro, Inc. and Tech Data, and its OEMs include Zenith Data Systems, Zenon Technology and PREMIO Express. The Company's international OEMs include NEC in Japan and Hyundai in Korea and its international distributors are strategically located in many countries around the world. However, there can be no assurance that the Company will achieve significant sales so as to realize profitability in the near term, if at all.

     The Company generally acquires and maintains products for distribution through retail channels based on forecasts rather than firm purchase orders. Additionally, the Company generally only acquires products for sales to its OEM customers after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. The Company currently places noncancelable orders to purchase semiconductor products from its suppliers on a twelve to sixteen-week lead time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital resulting in severe pressure on the Company's financial condition.

RESEARCH AND DEVELOPMENT

     As of January 31, 1996, the Company had a staff of 28 research and development personnel, which conducts all the Company's product development. The Company is focusing its development efforts primarily on MPEG multimedia products, including new and improved version of REALMagic MPEG chipsets, new software titles and cost reduction processes.

     To achieve and maintain its technological leadership, the Company must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include compatibility with emerging standards and multiple platforms, improvements to the REALMagic architecture and enhancements to REALMagic API. There can be no assurance that the Company will be able to make any of such advancement to the REALMagic MPEG technology or, if they are made, that the Company will be able to market such advancements to achieve profitability and maintain its technological leadership.

     During fiscal 1996, fiscal 1995 and fiscal 1994, the Company's research and development expenses were approximate $3.8 million, $4.3 million and $12.0 million (including $8.1 million of acquired research and development relating to the acquisition of EMI) respectively. The Company plans to continue to devote substantial resources to the research and development of the future generation of MPEG and other multi-media.

COMPETITION

     The market for MPEG multimedia products is highly competitive. While the Company does not believe that any products sold by a third party is in direct competition with the REALMagic encoding and decoding card in terms of price and performance, the possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of REALMagic technology. The Company believes that many computer product manufacturers are developing MPEG products that will compete directly with REALMagic products in the near future.

     The Company believes that the principal competitive factors in the market for MPEG multimedia hardware products include time to market for new product introductions, product performance, compatibility to industry standards, price and marketing and distribution resources. The Company believes that it competes most favorably with respect to time to market, product performance and price of REALMagic products. Moreover, the Company believes that the acceptance of REALMagic API as an industry standard for software development could provide a significant competitive advantage for the Company. However, there can be no assurance that the Company's lead time in product introduction will be sustained.

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

LICENSES, PATENTS AND TRADEMARKS

     The Company is seeking patent protection for the basic low-cost architecture of the REALMagic producers, as well as certain software and hardware features in current and future versions of REALMagic. The Company currently has eight pending patent applications for its REALMagic technology. Four patents have been issued to the Company and there can be no assurance that more patents will be issued, or, even if issued, will provide adequate protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

MANUFACTURING

     To reduce overhead expenses, capital and staffing requirements, the Company currently uses third party contract manufacturers to fulfill its manufacturing needs. All of the chips used by the Company to make its encoding and decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is a sole source of supply to the Company of the respective chips produced by such supplier.

     The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity, reduced control over delivery schedules, manufacturing yields and costs. Any delay or interruption on the supply of any of the components required for the production of REALMagic products could have a material adverse impact on the sales of the Company's products and thus on the Company's operating results.

BACKLOG

     Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. The customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, the Company's backlog has not been reflective of future sales. The Company also expects that in the near term, its backlog will continue to be not indicative of future sales.

EMPLOYEES

     As of January 31, 1996, the Company had 60 full-time employees, including 28 in research and development, 13 in marketing, sales and support, 9 in operations and 10 in finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are satisfactory.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION
- -----------------------------------------------------------------------------

     The following is a discussion of certain factors which currently impact or may impact the Company's business, operating results and/or financial condition. Anyone making an investment decision with respect to Sigma's capital stock or other securities is cautioned to carefully consider these factors. Also, the following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K.

HISTORY OF OPERATING LOSSES

     The Company has incurred significant losses in the last four years and has had substantial negative cash flow in the last five years. Since the introduction of the Company's REALMagic MPEG product line in November 1993, the Company has invested heavily in marketing and technological innovation for its REALMagic products. As a result, the Company has continued to experience significant losses. Fiscal 1994, 1995 and 1996 also included significant losses associated with products other than those related to the REALMagic technology. Since inception, the Company's total accumulated deficit is $33,923,000. There can be no assurance that the Company will continue to sell its new REALMagic products in substantial quantities or generate significant revenues from such sales. Due in part to an increase in marketing expenses and technological development associated with the REALMagic product line, the Company does not expect to report significant net income, if any, in the first quarter of fiscal 1997. There can be no assurance that the Company will achieve profitable operations in the future or that profitable operations, if achieved, will be sustainable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING RISKS

     The Company's ability to increase its sales, achieve profitability and maintain REALMagic as a PC industry multimedia standard depends substantially upon the Company's ability to achieve a sustained high level of sales to new OEM customers. To date, the Company has commenced initial shipments of the latest version of its REALMagic products, REALMagic Maxima, to certain OEM customers, including NEC in Japan, Hyundai in Korea and Zenon Technology, PREMIO Express and Zenith Data Systems in the U.S. The Company has not executed volume purchase agreements with any of the Company's customers and these customers are not under any obligation to purchase any minimum quantity of the Company's products. Although the Company is continually engaged in marketing efforts directed to sales of REALMagic products to additional U.S. and international OEMs, the Company has not yet achieved design wins with a sufficient number of OEM customers to ensure success of the REALMagic product line. Moreover, even if the Company continues to achieve new design wins, there can be no assurance that PC manufacturers will purchase the Company's products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. Based on its experience in the personal computer industry, the Company expects that its actual sales to OEM customers will experience significant fluctuations and estimates of future sales with respect to any particular customer or groups of customers are inherently uncertain.

     The Company's ability to achieve sustained profitability also depends on a substantial increase in sales of REALMagic products through domestic and international distributors for resale through retail channels. In fiscal 1996, Ingram Micro, Inc. was the only customer to which sales comprised over 10% of consolidated revenue. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. Regardless of particular contractual rights, however, the failure of Ingram Micro, Inc. or other distributors to achieve sustained sell-through of REALMagic products could result in product returns or collection problems, contributing to fluctuations in the Company's results of operations. There can be no assurance that the Company will be successful in maintaining a significant market for its REALMagic products.

DEPENDENCE ON DEVELOPMENT OF SOFTWARE TITLES BY THIRD PARTIES

     The Company depends on third-party software developers to create, produce and market the software titles that will operate on the REALMagic format. No software developer is contractually obligated to produce a REALMagic-compatible title. There can be no assurance that third-party software developers will continue to produce a substantial number of software titles, or that they will produce enough software titles to develop and sustain a significant market in REALMagic products. Moreover, there can be no assurance that any individual software titles will be of high quality or that they will achieve market acceptance. There can also be no assurance that current popular software titles will be introduced in the REALMagic format. Because the Company has no control over the content of the titles produced by software developers, the software titles developed may represent only a limited number of software categories and are likely to be of varying quality.

     To date, over sixty interactive software titles are available in the REALMagic format. The Company expects that at least 12 additional titles are available through the first half of 1996, although there can be no assurance that any such titles will not be delayed or cancelled. None of these titles are currently carried by retailers on an unbundled basis and these titles must be obtained through a Company catalog which is not widely circulated. The Company has licensed the REALMagic API to over 1,200 software developers for development of REALMagic-compatible programs. However, the number of software titles to be developed by such software companies cannot be predicted. There can be no assurance that any software developer who develops a REALMagic-compatible title will actively promote the product or develop follow-on titles. Moreover, there can be no assurance that any published title will have the quality or price characteristics required to be commercially successful or that titles compatible with the REALMagic format will be allotted retail shelf space. While the Company is currently distributing titles itself by catalog, future sales of REALMagic products will likely depend upon retailers carrying compatible software titles on the shelf.

     To further establish the Company's technology as a standard, the Company announced in October 1995, its strategic direction of selling chipsets to add-on card and computer manufacturers. The REALMagic Pro chipset became available in January 1996. This chipset will enable other companies to manufacture 100% OM-1 and REALMagic compatible MPEG playback cards capable of playing the growing number of MPEG software titles on the market. In addition, the Company announced the REALMagic Explorer chipset in November 1995, which will allow OEM customers to build type II ZV-port compatible PCMCIA cards for MPEG-1 video and audio playback, bringing MPEG technology to notebook computers for the first time. Any delay or failure to bring any of the chipsets to market could adversely affect the Company's market position by limiting the production of REALMagic compatible playback cards capable of playing MPEG software titles. Moreover, there can be no assurance that any of the Company's chipsets will be broadly accepted by computer manufacturers.

TECHNOLOGICAL CHANGE

     The market for multimedia PC products is characterized by rapidly changing technology and user preferences, evolving formats for compression of video and audio data and frequent new product introductions. Even though REALMagic products and related software titles have gained initial market acceptance, the Company's success will depend, among other things, upon the ability of the Company, to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

     To achieve and maintain technological leadership, the Company must continue to make technological advancements in the area of MPEG video and audio compression. These advancements include compatibility with emerging standards and multiple platforms, improvements to the REALMagic architecture, enhancements to the REALMagic API and the achievement of these enhancements. There can be no assurance that the Company will be able to make any such advancements to the REALMagic technology or, if they are made, that the Company will be able to achieve and maintain technological leadership. Any material failure of the Company or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of the Company's technology and the introduction and sale of future products based on the Company's technology. There can be no assurance that products or technologies developed by others will not render obsolete the Company's technology and the products based on the Company's technology.

     To remain competitive, the Company must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. No assurance can be given that the Company will be able to successfully complete the design of its new products, have these products manufactured at acceptable manufacturing yields or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products, contributing to fluctuations in operating results from quarter to quarter. The introduction of new products also requires the Company to carefully manage its inventory to avoid inventory obsolescence. In addition, new products typically have higher initial component costs than more mature products, possibly resulting in downward pressures on the Company's gross margins.

COMPETITION

     The market for multimedia PC products is highly competitive. While the Company does not believe that any product sold by a third party is directly competitive with the REALMagic products at this time in terms of price and performance, the possibility that other companies with more experience and financial resources may develop a competitive product may inhibit continued acceptance and future growth of the REALMagic technology. REALMagic has earned its position as a leading product for the PC largely because of its affordable consumer price point. Increased price competition could have an adverse effect on the REALMagic product line. Increased competition may be generated from several major computer product manufacturers who have developed products and technologies that could compete directly with the REALMagic products on the PC platform. These include S3, Cirrus Logic, Windbond and SGS Thompson. Also, several OEMs and microprocessor companies possess proprietary video compression technology that may compete with MPEG-based products. These include IBM, Intel, Mediamatics and ESS Technology. Most of these companies have substantial experience and expertise in audio, video and multimedia technology, in producing and selling consumer products through retail distribution, and also have substantially greater engineering, marketing and financial resources than the Company. Competitors of the Company may form cooperative relationships, which could present formidable competition to the Company. There can be no assurance that the REALMagic technology will achieve commercial success or that they will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development or may be announced by competitors.

RELIANCE ON A SINGLE LINE OF PRODUCTS

     The Company's business strategy has been to focus on REALMagic products by investing heavily in the PC-based MPEG technology. In the fiscal year ended January 31, 1996, sales of multimedia products accounted for primarily all of net sales. A decline in the market demand for multimedia products would adversely affect the Company's operating results. The Company's present reliance on REALMagic products is exacerbated by the fact multimedia product sales are concentrated in the personal computer industry. A decline in demand for PCs could have a material adverse effect on the Company's operating results and financial condition.

VARIABILITY OF OPERATING RESULTS

     The Company's operating results have in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the Company's products by OEMs, software developers and end users; the success of the Company's promotional programs; gains or losses of significant customers; reductions in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's ability to protect its intellectual property; and loss of key personnel. In addition, sales to OEM customers are subject to significant variability from quarter to quarter, depending on the OEMs' timing and release of products incorporating the REALMagic technology, experience with sell-through of such products and inventory levels.

     The market for consumer electronics products is characterized by significant seasonal swings in demand, which typically peak in the fourth calendar quarter of each year. Because the Company expects to derive a substantial portion of its revenues from the sales of REALMagic products in the future, and the demand for such products will depend on the introduction of compact disks containing software titles compatible with the Company's format, the Company's revenues may also vary with the production of and demand for popular software titles. Such demand may increase or decrease as a result of a number of factors that cannot be predicted, such as consumer preferences and product announcements by competitors. Announcements of directly competing products will likely have a negative effect on operating results. Based on the Company's experience, the Company believes that a substantial portion of its shipments will occur in the third month of a quarter, with significant shipments competed in the latter part of the third month. This shipment pattern may cause the Company's operating results to be difficult to predict. The Company currently places noncancelable orders to purchase semiconductor products from its foundries on a long lead time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, inventory levels could be disproportionately high, requiring significant working capital, negatively impacting operating results.

MANUFACTURING RISKS

   The REALMagic multimedia card is composed of four VLSI chips, each of which is presently manufactured by an outside supplier or foundry. These suppliers are Toshiba, C-Cube Microsystems, Analog Devices and Orbit Semiconductor, each of which is a sole source supplier to the Company of their respective chip. The Company does not have long-term contracts with such suppliers and conducts business with its suppliers on a written purchase order basis. The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. Although delays or interruptions have not occurred to date, any delay or interruption in the supply of any of the components required for the production of the REALMagic multimedia card that are currently obtained from a single source could have a material adverse impact on the sales of the REALMagic products by the Company and thus on the Company's business.

     The Company must provide its suppliers with sufficient lead time in order to meet forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially adversely affect the Company's ability to produce REALMagic products in sufficient quantities. No assurance can be given that the Company's forecasts regarding new product demand will be accurate, particularly since the Company sells REALMagic products on a purchase order basis. The manufacturing of the REALMagic chipsets is a complex process, and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company's ability to meet customer demand for its products. Any such delay in delivery products in the future could materially and adversely affect the Company's operating results. In addition, should any of the Company's major suppliers be unable or unwilling to continue to manufacture the Company's key components in required volumes, the Company would have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy the Company's requirements on a timely basis.

     In the past, the Company has experienced production delays and other difficulties and the Company could experience similar problems in the future. In addition, there can be no assurance that a product defect will not escape identification at the factory, possibly resulting in unanticipated costs, cancellations or deferrals of purchaser orders or costly recall of products from customer sites.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the complexity of the REALMagic technology, the Company is dependent on its ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of the REALMagic product, who will be required to refine the existing hardware system and API and to introduce enhancements in future applications. The multimedia PC industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. The Company does not have "key person" life insurance policies on any of its employees.

LIMITED INTELLECTUAL PROPERTY PROTECTION

     The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company currently holds four patents covering the technology underlying the REALMagic products and the Company has filed certain patent applications and is in the process of preparing others. There can be no assurance that any additional patents for which the Company has applied will be issued or that any issued patents will provide meaningful protection of its product innovations. The Company, like other emerging multimedia companies, relies primarily on trade secrets and technological know-how in the conduct of its business. In addition, the Company is relying in part on copyright law to protect its proprietary rights with respect to the REALMagic technology.

     The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not the outcome of such litigation is favorable to the Company. Moreover, in the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop noninfringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because the Company does not yet have a large portfolio of issued patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

CHANGE IN BUSINESS PLAN

     The Company has dramatically altered its business plan with the acquisition of EMI and with the potential acquisition of Active Design, and the elimination of all product lines other than the REALMagic line. The Company has begun to devote its resources to the successful introduction of the REALMagic technology and related multimedia products. As a result of the change in business strategy, the Company expects to experience a period of significant alteration in number and organization of employees. This change has placed, and will continue to place, a substantial strain on the Company's management, operational, financial and accounting resources. The Company must be evaluated in light of the costs, delays and other difficulties frequently encountered in a recently established and rapidly changing business enterprise.

ACQUISITION RISKS

    On April 23, 1996, the Company entered into the Reorganization Agreement with Active Design, pursuant to which Sigma would acquire Active Design. The consummation of the transactions contemplated by the Reorganization Agreement are subject to, and contingent upon, certain customary closing conditions. If such conditions are fulfilled and such transactions are consummated, Active Design will become a wholly-owned subsidiary of the Company. There can be no assurance that the closing conditions will be fulfilled to the satisfaction of the parties or that the Merger will be consummated in a timely manner, if at all.

     Active Design is a development stage company engaged in the development, design and marketing of VLSI circuits that provide high performance graphics and three-dimensional functionality on PCs. Acquisitions in the technology industry are frequently more difficult to successfully integrate into existing operations than acquisitions in other industries. Accordingly, there can be no assurance that the acquisition of Active Design will prove successful even if the acquisition is consummated. The integration of Active Design into the Company's business will require the Company to compete in a new market segment which the Company expects to be highly competitive. If larger companies that possess significantly greater development resources and budgets than the Company compete in this emerging market segment, the ability of the Company to achieve market acceptance for its products could be materially and adversely affected. Additionally, there can be no assurance that the products expected to be introduced in this market segment will be successfully developed on time, or free from significant errors or programming errors, or that the Company will obtain significant purchase orders for these products. If the Company does achieve a material market share, there can be no assurance that the Company will be able to sustain or increase such market share or that the Company will be able to maintain acceptable gross margins for the products. Failure to achieve significant commercial revenues or profitability could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS

     During the fiscal years ended January 31, 1996, 1995 and 1994, sales to international customers accounted for approximately 63%, 36% and 33% of the Company's net sales, respectively. The Company anticipates that sales to international customers, including sales of REALMagic products, will continue to account for a substantial percentage of net sales. In addition, some of the foundries that manufacture the Company's products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars. Due to the concentration of international sales and the manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar which could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries. The Company does not currently engage in any hedging activities to mitigate exchange rate risks. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has been and is expected to continue to be subject to significant fluctuations. Factors such as announcements of the introduction of new products by the Company or its competitors and market conditions in the technology, entertainment and emerging growth company sectors may have a significant impact on the market price of the Company's Common Stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies such as those in the electronics industry. Such volatility has often been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the price of the Common Stock.


ITEM 2.   PROPERTIES
          ----------

     The Company currently leases a 50,000 square feet facility in Fremont, California that is used as the Company's headquarters. The lease will expire in March 1999. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.

     On February 16, 1994, the Company entered into a sublease agreement with Aureal Semiconductor, Inc. (formerly Media Vision Technology, Inc.) under which Aureal Semiconductor subleased the Company's old executive offices located at 47900 Bayside Parkway, Fremont, California 94538. The difference between the Company's total remaining lease commitment of that facility and the total lease commitment from Aureal Semiconductor has been included in the accrued facilities as of January 31, 1995.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is not involved in any legal proceedings that it believes will materially and adversely affect its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------

     The executive officers and directors of the Company and their ages as of April 1, 1996, are as follows:

          NAME                    AGE                            POSITION
- ---------------------------      -----    ---------------------------------------------------------------------

Thinh Q. Tran                     42     Chairman of the Board, President and Chief Executive Officer
Julien Nguyen                     38     Co-Chairman of the Board and Chief Technical Officer
Q. Binh Trinh (1)                 52     Vice President, Finance, Chief Finance Officer, Secretary and Director
Silvio Perich                     47     Senior Vice President, Worldwide Sales
Jacques Martinella                40     Vice President, Engineering
William J. Almon (1)(2)           63     Director
William Wang (1)(2)               32     Director

_____________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Mr. Tran, a founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board of Directors since February 1982. Prior to joining the Company, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

     Mr. Nguyen has served as Co-Chairman of the Board and Chief Technical Officer of the Company since January 1995 and as a Director since October 1993. From August 1993 until January 1995, he served as the Vice President, Engineering and Chief Technical Officer of the Company. From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive Officer of EMI. From June 1991 to May 1992, Mr. Nguyen served as the Chairman of Photon Machines, and from 1986 to 1991, he worked at Radius Inc. as Director of Product Development.

     Mr. Trinh has served as Vice President, Finance and Chief Financial Officer of the Company since November 1984 and became Secretary of the Company in 1993. Mr. Trinh has been a Director of the Company since May 1984. From August 1983 to November 1984, Mr. Trinh was employed by Bailard, Biehl & Kaiser, Inc., an investment and financial service company, where he served as Vice President, Controller and Treasurer.

     Mr. Perich joined the Company in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales of the Company. Mr. Perich was a co-founder of Costar Incorporated, a manufacturer's representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1979 until September 1985, Mr. Perich served in several sales management roles at Siliconix Inc., a specialty semiconductor manufacturer. In addition, Mr. Perich was the founder of Mondix Corporation, an international sales management consultant firm, where he served as President from December 1979 to October 1983.

     Mr. Martinella joined the Company in May 1994 as Director, VLSI Engineering. In December 1995, Mr. Martinella became Vice President, Engineering. From June 1990 to April 1994, Mr. Martinella served in engineering and management positions at Weitek, a microchip manufacturer. In addition, Mr. Martinella was an engineer at National Semiconductor, a semiconductor manufacturer, from June 1982 to June 1990.

     Mr. Wang became a Director of the Company in October 1995. From 1990 to the present, Mr. Wang has served as Chairman of the Board and Chief Executive Officer of MAG Innovision, Inc., a company which acts as the international sales representative of MAG Technology Co. Ltd. of Taiwan, a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America, in the Video Display Division.

     Mr. Almon has served as a Director of the Company since April 1994. In May 1994, he became Chairman of the Board and Chief Executive Officer of StorMedia Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices. From 1958 until 1987, Mr. Almon held various management positions with the IBM Corporation, most recently as Vice President, Low End Storage Products. Mr. Almon also serves as a Director of Read Rite Corporation.

     Mr. Trinh is the brother-in-law of Mr. Tran. There are no other family relationships among the directors or officers of the Company.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------------------

COMMON STOCK TRADING RANGE

Sigma Designs' common stock has been traded in the over-the-counter market under the Nasdaq symbol "SIGM" since the Company's initial public offering on May 15, 1986. The price per share represents the range of high and low closing prices in the Nasdaq National Market, for the quarter indicated.

                                                         FISCAL 1996           FISCAL 1995
                                                         -----------           -----------
                                                        HIGH      LOW         HIGH      LOW
                                                     -----------------------------------------
First quarter ended April 30                           7         4 1/2      14         8
Second quarter ended July 31                           6 7/8     4 1/4       9 5/16    6 3/8
Third quarter ended October 31                         6 5/8     4 3/8       8 1/2     4 7/8
Fourth quarter ended January 31                        8 7/8     4 3/4       8         5 3/8

As of April 15, 1996, the Company had approximately 269 shareholders of record. The Company has not paid any cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance the future growth of its business.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

SELECTED FINANCIAL FIVE-YEAR DATA

In thousands, except per share amount and number of employees

Years ended January 31,                      1996      1995      1994       1993       1992

Net sales                                  $26,374   $43,700   $34,989    $27,058    $27,567
Net loss                                   (13,887)   (8,772)  (29,546)    (7,166)    (3,443)
Net loss per common share                    (1.81)    (1.20)    (5.15)     (1.37)     (0.67)
Working capital                             11,070    17,446    15,117     33,696     41,515
Total assets                                23,413    33,387    26,639     44,267     49,049
Shareholders' equity                        11,597    18,721    16,499     37,788     44,755
Number of employees                             60       138       151        195        197

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
- ---------------------

During the year ended January 31, 1996, the Company completed its plan to focus exclusively on multimedia products, primarily its MPEG based REALmagic product line. During fiscal 1996, the Company also announced plans to focus on chipsets and place more emphasis on OEM sales for the next generation of REALmagic products. Net sales decreased in fiscal 1996 to $26,374,000 from $43,700,000 in the prior year, largely as a result of eliminating non-multimedia product lines and also in connection with the Company's transition to its next generation of MPEG products. The net loss for the year ended January 31, 1996 increased to $13,887,000 from $8,773,000 in the prior year. The current year loss includes $4.5 million that was accrued in the second quarter for obsolete inventories and other related costs in connection with the Company's plan to focus on chipsets and OEM sales and a $3.9 million write down of certain assets of Sigma Designs Imaging Systems, Inc., its display system subsidiary, to net realizable value in the first quarter in connection with the sales of SDIS's assets and liabilities. Consistent with the results of the progress of these strategic efforts, including an overall reduction in the cost structure, the Company had break even results in the fourth quarter of fiscal 1996, with net income of $23,000 compared to a net loss of $5,137,000 in the same quarter in the prior year.

SALES
- ------

The following table set forth the Company's net sales in each of its product groups for the last three years.

(In thousands)                                                      FISCAL 1996  FISCAL 1995  FISCAL 1994

Multimedia products:
 Decoding                                                           $21,518        $30,345      $ 8,022
 Encoding                                                             3,143           -            -
Display systems                                                       1,554          7,887       17,825
CPU boards                                                               52          2,050        4,353
Graphics controller boards                                             -              -             494
Other                                                                   107          3,418        4,295
                                                                    -------        -------      -------
     NET  SALES                                                     $26,374        $43,700      $34,989
                                                                    =======        =======      =======


The multimedia decoding product group includes a variety of REALmagic playback controller cards and chipsets, REALmagic upgrade kits which consist of a REALmagic card, a double-speed CD-ROM drive, a pair of speakers, and an array of popular MPEG software titles; and MPEG software titles. The multimedia encoding product group primarily consists of the REALmagic Producer. The display systems group includes a variety of color and monochrome high-resolution monitors designed to be used with special applications such as document imaging or computer-aided designs. Other sales category consists primarily of sales of surplus and obsolete inventories, sales of components to service centers and contract revenue.

The Company's net sales decreased 40% in fiscal 1996 and increased 25% in fiscal 1995. The reduction in sales in fiscal 1996 was primarily attributable to the elimination of non-multimedia product lines and also related to Company's transition to its next generation of MPEG products. The increase in sales in fiscal 1995 was attributable to the significant increase in sales of REALmagic MPEG products.

The following table sets forth the Company's net sales by domestic distribution channels and export sales for each of the last three fiscal years:

(In thousands)                          FISCAL 1996  FISCAL 1995  FISCAL 1994
DOMESTIC SALES:
 Retail sales                           $ 7,736      $17,722      $17,234
 OEMs and VARs                            1,906       10,070        6,349
                                        -------      -------      -------
      Total domestic sales                9,642       27,792       23,583

EXPORT SALES:
 Asia Pacific                            13,274       10,222        1,883
 Europe                                   3,243        5,415        9,163
 Canada                                     215          271          360
                                        -------      -------      -------
       Total export sales                16,732       15,908       11,406
                                        -------      -------      -------
NET SALES                               $26,374      $43,700      $34,989
                                        =======      =======      =======

The percentages of the Company's net sales attributable to domestic retail sales were 29% in fiscal 1996, 41% in fiscal 1995, and 49% in fiscal 1994. The percentages of the Company's net sales attributable to domestic OEM and VAR sales were 7% in fiscal 1996, 23% in fiscal 1995, and 18% in fiscal 1994. The percentages of the Company's net sales attributable to export sales were 63% in fiscal 1996, 36% in fiscal 1995, and 33% in fiscal 1994.

In fiscal 1996, domestic sales decreased 65% over fiscal 1995 while export sales increased 5%. The reduction in domestic sales in fiscal 1996 was primarily attributable to the move away from non-multimedia products, which had proportionately greater impact on domestic sales, as well as due to the impact of the transition to the next generation of MPEG products.

GROSS MARGIN
- ------------

The Company's gross margin as a percentage of net sales was approximately 3%, 16%, and 21% in fiscal 1996, 1995, and 1994, respectively. The decrease in both fiscal 1996 and 1995 were primarily the results of inventory reserves and write-offs in connection with the move away from non-multimedia products and the transition to new generations of MPEG-based products. Excluding the impact of such reserves and write-offs, the Company's annual gross margin was

26% and 23% in fiscal 1996 and fiscal 1995, respectively. Although the Company attempts to minimize the impact of such product transitions, the market for the Company's product is volatile and subject to the impact of changes in technology and other competitive factors (see "Factors Affecting Future Operating Results") and, as a result, there is no assurance that the Company will not have similar reserves and write-offs in the future.

OPERATING EXPENSES
- ------------------

Sales and marketing expenses decreased $1,152,000 (13%) in fiscal 1996 over fiscal 1995. The reduction was due to the change in corporate direction, less in retail distribution and more toward chipset and OEM sales. The same expenses decreased $426,000 (5%) in fiscal 1995 over fiscal 1994. The small reduction reflects a more focused approach to marketing which concentrated on the REALmagic product line.

Research and development expenses in fiscal 1996 decreased $550,000 (13%) over fiscal 1995. The reduction was attributable to the elimination of display system research and development efforts. The same expenses increased $498,000 (13%) in fiscal 1995 over fiscal 1994, excluding $8,137,000 of in-process research and development expenses in fiscal 1994 related to the acquisition of E-Motions, Inc. This increase reflected the necessary expenses needed to continue developing the REALmagic products and the added costs needed to support third-party software title developers in the development of REALmagic compatible titles.

The Company's general and administrative expenses in fiscal 1996 increased $644,000 (18%) in fiscal 1996 over fiscal 1995. The increase was attributable to the $1,500,000 of accounts receivable reserves in connection with the writedown of certain assets of SDIS to net realizable value; without these reserves, the expenses actually decreased by $856,000 (24%). The reduction was attributable to the general cost reduction efforts by the Company. The same expenses increased $803,000 (30%) in fiscal 1995 over fiscal 1994. This increase reflected added costs, primarily related to increased headcount, necessitated by the Company's decision to combine its remaining display systems business with the imaging products offered by its Docupoint subsidiary, into a separate entity, SDIS, in the first quarter of fiscal 1995, and to support the higher level of sales.

In the second quarter of fiscal 1994, the Company recorded a $13.7 million restructuring charge in connection with the Company's decision to focus attention on its new multimedia products. This charge included $4.1 million in accruals of lease commitments for excess facilities. In the fourth quarter of fiscal 1996, the Company recorded a $350,000 recovery resulting from the more favorable terms under a new sublease agreement related to this facility. The remaining facilities accrual of approximately $935,000 relates to the excess of the Company's lease commitment over expected sublease income for the term of the lease.

LOSS PER SHARE
- --------------

The Company's $1.81 loss per share in fiscal 1996 was primarily attributable to low level of sales which was inadequate to cover operating expenses and reserves recorded by SDIS and Sigma in connection with the sale of SDIS and the new direction of Sigma to focus on chipset and OEM sales. The $1.20 loss per share in fiscal 1995 was due primarily to lower than expected sales, reserves recorded by its subsidiary, SDIS, and Sigma, increased marketing expenses to promote and market REALmagic products worldwide and significant R&D expenses related to the cost of supporting third-party software title developers in the development of REALmagic compatible titles. The Company's $5.15 loss per share in fiscal 1994 was due primarily to sales levels which were not high enough to generate sufficient gross profits to offset operating expenses and the negative impact on margin from competitive pricing pressures. The $5.15 loss per share in fiscal 1994 also included $3.80 for restructuring and in-process development expenses.

FINANCIAL CONDITION
- -------------------

The Company had cash and equivalents and short-term investments of $14.8 million at January 31, 1996, compared with $8.2 million at January 31, 1995. The increase in cash and equivalents and short-term investments was due primarily to $6.3 million (net of expenses) raised in the fourth quarter of fiscal 1996 through a private placement and $4.7 million of cash borrowed under bank lines of credit, offset by net cash used for operations of $5.9 million. The Company also experienced material reductions in its accounts receivable and inventory balances during fiscal 1996, largely in connection with its sales of SDIS's assets and liabilities and its decision to focus on chipsets and OEM sales.

Company's primary sources of funds to date have been cash generated from operations prior to 1993, proceeds from public and private offerings of its common stock and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its needs for the next twelve months. At January 31, 1996, the Company has $5,596,000 outstanding under a $10,000,000 bank line of credit that expires in June 1996 and is secured by funds on deposit in accounts which have been assigned to the lender. The Company also has $796,000 outstanding at January 31, 1996 under a $6,000,000 bank line of credit that expires in May 1996 and is secured by the Company's account receivables, inventories, equipment and intangibles. Beyond the next twelve month period the Company believes that to the extent it does not generate cash from operations that it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS
- ------------------------------------------

The Company's annual and quarterly results have in the past and may in the future vary due to a number of factors, including but not limited to new product introduction by the Company and its competitors; market acceptance of the Company's products; shifts in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual property or a loss of key personnel. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, financial and results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company operates in a highly dynamic industry which often results in volatility of the Company's common stock price.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     Sigma's financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-17 of this Annual Report on Form 10-K. Active Design's financial statements, the notes thereto, and the independent auditors' report appear on pages F-18 through F-27 of this Annual Report on Form 10-K. The unaudited pro forma condensed combined financial statements and the notes thereto of Sigma and Active Design appear on pages F-28 through F-31 of this Annual Report on Form 10-K.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

     The information required by this item concerning the Company's directors is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item regarding executive compensation is incorporated by reference from the information set forth in the sections entitled "Election of Directors -- Compensation of Directors" and "Management -- Officer Compensation" contained in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled "Management -- Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item regarding certain relationships and related transactions is incorporated by reference from the information set forth in the section entitled "Management -- Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1.   Financial Statements.
               ---------------------

               A. The following financial statements of the
                  Company are filed as part of this Annual Report on Form 10-K:

                                                                                                    Page
                                                                                                    ----
                    Independent Auditors' Report...................................................  F-2

                    Consolidated Balance Sheets as of January 31, 1996 and 1995....................  F-3

                    Consolidated Statements of Operations for the years ended January 31, 1996,
                    1995 and 1994..................................................................  F-4

                    Consolidated Statements of Shareholders' Equity for the years ended January 31, 1996, 1995 and 1994..........................................  F-5

                    Consolidated Statements of Cash Flows for the years ended January 31, 1996,
                    1995 and 1994..................................................................  F-6

                    Notes to Consolidated Financial Statements.....................................  F-8

                B. The following financial statements of Active Design
                   Corporation for the period from May 17, 1995 (Inception) to February 29, 1996 are filed as part of this Annual Report on Form 10-K.

                                                                                                    Page
                                                                                                    ----
                    Independent Auditors' Report.................................................... F-19

                    Balance Sheet as of February 29, 1996........................................... F-20

                    Statement of Operations for the period from May 17, 1995
                     (Inception) to February 29, 1996............................................... F-21

                    Statement of Shareholders' Deficiency for the period from May 17, 1995
                     (Inception) to February 29, 1996............................................... F-22

                    Statement of Cash Flows for the period from May 17, 1995 (Inception) to
                      February 29, 1996............................................................. F-23

                    Notes to Financial Statements................................................... F-24

               C. The following pro forma condensed consolidated financial statements of the Company and Active Design Corporation are filed as part of this Annual Report on Form 10-K.

                                                                                                     Page
                                                                                                     ----

                    Introduction to Unaudited Pro Forma Condensed
                      Combined Consolidated Financial Statements.................................... F-28

                    Unaudited Pro Forma Condensed Combined Balance Sheet............................ F-29

                    Unaudited Pro Forma Condensed Combined Statement of Operations.................. F-30

                    Notes to Condensed Combined Financial Statements................................ F-31

          2.   Financial Statement Schedules. The following financial statement
               -----------------------------
               schedule of the Company for the fiscal years ended January 31, 1996, 1995 and 1994 filed as part of this Annual Report on Form 10-K should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                                                                                    Page
                                                                                                    ----
                    Schedule II Valuation and Qualifying Accounts and Reserves.....................  S-1

               Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          5.   Exhibits:
               --------

                    See Item 14(c) below.

     (b)  Reports on Form 8-K.
          -------------------

               No Reports on Form 8-K were filed during the fourth quarter ended January 31, 1996.

     (c)  Exhibits.
          --------

               The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.


(d)  Financial Statement Schedules.
     -----------------------------

               See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 29th day of April 1996.

                                   SIGMA DESIGNS, INC.

                                   By /s/ Thinh Q.Tran
                                     -------------------------------------------
                                       Thinh Q. Tran
                                       Chairman of the Board,
                                       President and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Q. Binh Trinh, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                                       TITLE                                          DATE
          ---------                                       -----                                          ----

/s/ Thinh Q. Tran                       Chairman of the Board, President and Chief Executive
- --------------------------------------
             Thinh Q. Tran                     Officer (Principal Executive Officer)               April 29, 1996


/s/ Julien Nguyen                       Co-Chairman of the Board and Chief Technical
- --------------------------------------
             Julien Nguyen                                 Officer                                 April 29, 1996


 /s/ Q. Binh Trinh                      Vice President, Finance, Chief Financial Officer,
- --------------------------------------
             Q. Binh Trinh                 Secretary and Director (Chief Financial and
                                                        Accounting Officer)                        April 29, 1996


______________________________________
           William J. Almon                                Director


______________________________________
             William Wang                                  Director

                              SIGMA DESIGNS, INC.



                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                       AND INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in Item 14.(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in other material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Jose, California
March 1, 1996
(April 22, 1996 as to Note 14)

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1996 AND 1995
(Dollars in thousands)
- --------------------------------------------------------------------------------

ASSETS                                                                                  1996       1995
CURRENT  ASSETS:
 Cash and equivalents                                                                 $  3,810   $    881
 Short-term investments (including $6,094 in 1996, restricted
   by borrowing agreement)                                                              10,966      7,349
 Accounts receivable (net of allowances: $892 and $1,101, respectively)                  4,789     11,958
 Inventories - net                                                                       2,044      9,736
 Prepaid expenses and other assets                                                         760      1,086
                                                                                      --------   --------
      Total current assets                                                              22,369     31,010

EQUIPMENT  - Net                                                                           910      1,343

OTHER ASSETS                                                                               134      1,034
                                                                                      --------   --------

TOTAL                                                                                 $ 23,413   $ 33,387
                                                                                      ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
 Bank line of credit                                                                  $  6,392    $ 1,710
 Accounts payable                                                                        2,785      9,333
 Accrued liabilities                                                                     1,704      1,748
 Accrued facilities                                                                        418        773
                                                                                      --------   --------

      Total current liabilities                                                         11,299     13,564
                                                                                      --------   --------

ACCRUED  FACILITIES - long term                                                            517      1,102

COMMITMENTS (Notes 9 and 10)

SHAREHOLDERS'  EQUITY:
  Preferred stock - no par value:  2,000,000
   shares authorized; no shares outstanding                                                -         -
  Common stock - no par value:  20,000,000
   shares authorized; shares outstanding:
   1996, 8,724,161; 1995, 7,479,943                                                     45,501    38,820
  Unrealized gain (loss) on securities available for sale                                   19       (63)
  Accumulated deficit                                                                  (33,923)  (20,036)
                                                                                      --------   --------

      Shareholders' equity                                                              11,597     18,721
                                                                                      --------   --------

TOTAL                                                                                 $ 23,413   $ 33,387
                                                                                      ========   ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                            1996           1995           1994

NET SALES                                               $  26,374      $  43,700      $  34,989

COSTS AND EXPENSES:
 Cost of sales                                             25,492         36,980         27,538
 Research and development                                   3,799          4,349         11,988
 Sales and marketing                                        7,870          9,022          9,448
 General and administrative                                 4,165          3,521          2,718
 Restructuring charges (credit)                              (350)          (517)        13,654
                                                        ---------      ---------      ---------
    Total costs and expenses                              40,976          53,355         65,346
                                                        ---------      ---------      ---------

LOSS FROM OPERATIONS                                     (14,602)         (9,655)       (30,357)

 Interest income                                             444             474            660
 Interest expense                                           (395)           (138)           -
 Gain (loss) from sales of investments                       666             546            -
                                                        ---------      ---------      ---------
LOSS BEFORE INCOME TAXES                                  (13,887)        (8,773)       (29,697)

CREDIT FOR INCOME TAXES                                       -              -              151
                                                        ---------      ---------      ---------

NET LOSS                                                $ (13,887)     $  (8,773)     $ (29,546)
                                                        =========      =========      =========

NET LOSS PER COMMON SHARE                               $   (1.81)     $   (1.20)     $   (5.15)
                                                        =========      =========      =========

SHARES USED IN COMPUTATION                                  7,679          7,307          5,733
                                                        =========      =========      =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                   UNREALIZED
                                                                                   GAIN (LOSS)
                                                                                  ON SECURITIES       RETAINED
                                                         COMMON STOCK               AVAILABLE         EARNINGS
                                                  -----------------------------
                                                     SHARES        AMOUNT           FOR SALE          (DEFICIT)       TOTAL
Balances, February 1, 1993                          5,266,069     $19,287             $  -           $  18,501      $  37,788

Common stock issued under stock plans                 101,991         493                -                                493
Common stock issued and options
  assumed  in acquisition of E-Motions,
  Inc.                                                860,000       7,764                -                -             7,764
Net loss                                                 -           -                   -             (29,546)       (29,546)
                                                    ---------     -------             -----          ---------      ---------

Balances, January 31, 1994                          6,228,060      27,544                              (11,045)        16,499

Sale of common stock                                1,130,000      12,959                -                -            12,959
Common stock issued under stock plans                 121,883         242                -                -               242
Payment to E-Motions, Inc. shareholders                 -         (1,925)               -                -            (1,925)
Buy-back of Docupoint minority interest                                                                   (218)          (218)
Unrealized loss on securities available for sale         -           -                  (63)              -               (63)
Net loss                                                 -           -                   -              (8,773)        (8,773)
                                                    ---------     -------             -----          ---------      ---------

Balances, January 31, 1995                          7,479,943      38,820               (63)           (20,036)        18,721

Common stock issued under stock plans                 109,895         331                -                -               331
Conversion of subordinated notes
  and issuance of warrants                          1,134,323       6,276                -                -             6,276
Adjustment of E-Motions, Inc. purchase price             -             74                -                -                74
Unrealized gain on securities
  available for sale                                     -           -                   82               -                82
Net loss                                                 -           -                   -             (13,887)       (13,887)
                                                    ---------     -------             -----          ---------      ---------

Balances, January 31, 1996                          8,724,161     $45,501             $  19          $ (33,923)     $  11,597
                                                    =========     =======             =====          =========      =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                              1996           1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(13,887)      $ (8,773)     $(29,546)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation and amortization                                             1,309            774         1,169
    Loss (gain) from investment                                                (666)          (205)           39
    Loss on disposal of assets                                                   22           -             -
    Provision (credit) for restructuring costs                                 (350)          (517)       13,654
    Write-off of research and development in progress acquired in
      connection with the purchase of E-Motions, Inc.                          -              -            8,137
    Changes in assets and liabilities:
      Accounts receivable                                                     7,169         (4,712)         (775)
      Inventories                                                             7,692            866        (6,512)
      Prepaid expenses and other                                                (76)           351          (340)
      Income taxes receivable and payable                                      -              -            2,201
      Accounts payable                                                       (6,548)         5,126          (758)
      Accrued liabilities                                                      (560)        (1,793)         (930)
                                                                           --------       --------      --------
       Net cash used for operating activities                                (5,895)        (8,883)      (13,661)
                                                                           --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                       (10,947)       (10,472)      (14,535)
  Maturity of short-term investments                                          7,412          6,574        25,348
  Sales of long-term investments                                              1,560            844          -
  Equipment additions                                                          (200)          (721)         (612)
  Software development costs capitalized                                       -              -             (233)
  Title development costs capitalized                                          (296)          (950)         -
  Other assets                                                                    6           (305)         (261)
  Cash from purchase of E-Motions, Inc.                                        -              -              183
                                                                           --------       --------      --------
      Net cash provided by (used for) investing activities                   (2,465)        (5,030)        9,890
                                                                           --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank lines of credit                                                        4,682          1,710          -
  Common stock sold                                                             331         13,201           493
  Payment to E-Motion shareholders                                             -            (1,925)         -
  Proceeds from issuance of convertible debt and warrants - net               6,276           -             -
                                                                           --------       --------      --------
      Net cash provided by financing activities                              11,289         12,986           493
                                                                           --------       --------      --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   2,929           (927)       (3,278)

CASH AND EQUIVALENTS:
  Beginning of period                                                           881          1,808         5,086
                                                                           --------       --------      --------

  End of period                                                            $  3,810       $    881      $  1,808
                                                                           ========       ========      ========

                                                                     (Continued)

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                         1996        1995        1994
CASH PAID FOR INTEREST                                                 $   388     $   136     $   -
                                                                       =======     =======     ========

CASH PAID (RECEIVED) FOR INCOME TAXES                                  $     3     $  -        $ (2,201)
                                                                       =======     =======     ========

NONCASH  INVESTING  ACTIVITIES:
  Purchase of E-Motions, Inc.:
    Common stock issued and options assumed                            $  -        $  -        $  7,764
    Net investment in E-Motions, Inc. prior to purchase                   -           -             636
    Fair value of assets acquired                                         -           -            (295)
    Liabilities assumed                                                   -           -              32
                                                                       -------     -------     --------
Acquired research and development in progres                           $  -        $  -        $  8,137
                                                                       =======     =======     ========
NONCASH  FINANCING  ACTIVITIES:
  Conversion of subordinated debt to common stock
    and issuance of warrants.                                          $ 6,276     $  -        $   -
                                                                       =======     =======     ========

  Adjustment of E-Motions, Inc. purchase price                         $    74        -           -
                                                                       =======     =======     ========


See notes to consolidated financial statements.                     (Concluded)

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS

     Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company has also been in the business of developing, manufacturing and marketing graphics boards, display products and other board-level products for use with IBM, IBM-compatible and Apple Macintosh personal computers; however, at January 31, 1996, substantially all business activity related to MPEG multimedia products. The Company sells its products to computer manufacturers and to retail chains, distributors and value-added resellers.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include accruals, reserves and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

     SHORT-TERM INVESTMENTS represent government and corporate obligations with maturities at the date of acquisition of more than three months. Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS 115 had no material impact on the Company's consolidated financial position or results of operations. Short-term investments are carried as available for sale securities, are reported at fair market value and are classified as current assets as all maturities are within one year as follows (in thousands):

                                                                     JANUARY 31, 1996
                                                           -----------------------------------
                                                                                      GROSS
                                                                          MARKET    UNREALIZED
                                                              COST        VALUE     GAIN (LOSS)

       Certificates of deposit                             $  7,030     $  7,030       $   -
       Corporate obligations                                  1,965        1,979           14
       U.S. government obligations                            1,952        1,957            5
                                                           --------     --------       ------

                                                           $ 10,947     $ 10,966       $   19
                                                           ========     ========       ======

     Certificates of deposit at January 31, 1996 includes $6,094,000 which is restricted as to use because it is security for a bank line of credit (Note 8).

                                                                    JANUARY 31, 1995
                                                           -----------------------------------
                                                                                     GROSS
                                                                         MARKET    UNREALIZED
                                                             COST        VALUE     GAIN (LOSS)

       Corporate obligations                               $  4,461     $  4,440    $  (21)
       U.S. government obligations (primarily
        U.S. Treasury notes)                                  2,951        2,909       (42)
                                                           --------     --------    -------

                                                           $  7,412     $  7,349    $  (63)
                                                           ========     ========    =======

     Gross realized gains and losses were insignificant in 1996, 1995 and 1994.

     INVENTORIES are stated at the lower of cost (first-in, first-out) or market.

     TITLE DEVELOPMENT COSTS represent payments made to support the external development of interactive MPEG compatible software titles, net of accumulated amortization and write downs to net realizable value. Costs are capitalized after technological feasibility is achieved. The Company amortizes these costs over the shorter of 12 months from the introduction of the title or pro rata over the estimated unit sales of the title. The Company evaluates the recoverability of these costs based on the on-going viability of specific titles and the anticipated net realizable value from related product sales. Amounts determined not to be realizable are expensed in the period of determination. Title development costs of $481,000 and $883,000, net of accumulated amortization of $91,000 and none were included in prepaids and other assets as of January 31, 1996 and 1995, respectively.

     INVESTMENTS in 20% to 50% owned companies are accounted for using the equity method. Investments in less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

     EQUIPMENT is stated at cost. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter.

     REVENUE RECOGNITION - Sales are recognized upon shipment. Allowances for sales returns, price protection and warranty costs are recorded at the time that sales are recognized.


     RESEARCH AND DEVELOPMENT expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development. Accordingly, software costs incurred after the establishment of technological feasibility were not material in 1996 and 1995 and therefore were expensed.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 which uses an asset and liability approach. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash and cash equivalents are on deposit with one financial institution. The Company's short-term investments are managed by a major domestic financial institution, in a portfolio with defined investment objectives of competitive money market returns, high liquidity and safety of capital. Its portfolio of short-term investments typically include United States government obligations and corporate obligations. From time to time, the Company also makes investments in certificates of deposit with financial institutions, outside of its third-party managed portfolio. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The majority of accounts receivable are derived from sales to retail chain distributors and manufacturers of personal computers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     STOCK COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement on February 1, 1996 and will elect to continue applying APB Opinion No. 25 to account for its stock-based employee compensation arrangements. Based on the Company's current use of equity instruments, adoption of the new standard will not affect reported earnings, financial position or cash flows.

     ACCOUNTING PERIOD - For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on January 27, 1996, January 28, 1995 and January 29, 1994, respectively. Fiscal 1996, 1995 and 1994 each included 52 weeks.

     NET LOSS PER COMMON SHARE is computed using the weighted average number of common shares outstanding. Because there was a net loss in each year presented, common stock equivalents were not included in the calculation as their impact would be anti-dilutive.

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

     The cost of the acquired company, which includes the consideration related to this transaction and the Company's previous investment in E-Motions, is as follows (in thousands):

       Cost                                                          $8,400
       Assets acquired                                                 (295)
       Liabilities assumed                                               32
                                                                     ------

       Excess of cost over net assets acquired                       $8,137
                                                                     ======

     Based on the stage of E-Motion's development, the nature of its business and the absence of other identifiable intangible assets, the cost in excess of net assets acquired is acquired research and development in process and, accordingly, was charged to research and development expense in the period acquired.

     The following information for fiscal 1994 is presented on a pro forma basis, as if the transaction had taken place on February 1, 1993:

                                                              YEAR ENDED
                                                              JANUARY 31,
                                                             -------------
                                                                 1994
       Pro forma revenue                                       $  34,989
       Pro forma net loss                                      $ (21,772)
       Pro forma net loss per share                            $   (3.30)
       Shares used in computation                                  6,593

     For purposes of this pro forma information, the $8.1 million of acquired research and development was excluded from the results of operations.

4.   RESTRUCTURING

     In July 1994, the Company made a decision to discontinue certain manufacturing operations and product lines and to focus attention on its new multimedia products. As a result of this decision, the Company recorded restructuring charges of $13,654,000. As a result of the finalization of the terms and circumstances related to the subleasing of the Company's excess facilities, the Company recorded a credit of $517,000 in fiscal 1995. During fiscal 1996, the Company recorded a credit of $350,000 as a result of signing a new sublease agreement with more favorable terms. The remaining accrual from this restructuring is a facilities accrual of approximately $935,000 related to the excess of the Company's lease commitment over the expected sublease income for the term of the lease.

     Restructuring charges (credit) for the years ended January 31, 1996, 1995 and 1994 consist of the following (in thousands):

                                                                1996     1995      1994

       Excess and obsolete inventories                        $   -    $   -     $ 8,222
       Excess facilities (reduction of previously accrued       (350)    (517)     4,100
       Excess property and leasehold improvements                 -        -         465
       Severance accruals                                         -        -         300
       Capitalized software and other assets                      -        -         270
       Other costs                                                -        -         297
                                                              ------   ------    -------

       Total                                                  $ (350)  $ (517)   $13,654
                                                              ======   ======    =======

5.   INVENTORIES

     Inventories at January 31 consist of:

                                                                1996    1995
                                                               (IN THOUSANDS)
       Finished goods                                        $ 1,497   $ 3,787
       Work in process                                         1,524     4,590
       Raw materials                                           2,477     6,979
       Less reserves                                          (3,454)   (5,620)
                                                             -------   -------

       Inventory - net                                       $ 2,044   $ 9,736
                                                             =======   =======


6.   EQUIPMENT

     Equipment at January 31 consists of:

                                                                1996    1995
                                                               (IN THOUSANDS)
       Computers and equipment                              $ 2,142    $ 3,767
       Furniture and fixtures                                 1,290      1,607
       Other                                                    346        344
                                                            -------    -------

       Total                                                  3,778      5,718
       Accumulated depreciation and amortization             (2,868)    (4,375)
                                                            -------    -------
       Equipment - net                                       $  910    $ 1,343
                                                            =======    =======

7.   ACCRUED LIABILITIES

     Accrued liabilities at January 31 consist of:

                                                                1996    1995
                                                               (IN THOUSANDS)
       Other accrued liabilities                             $1,295    $1,036
       Accrued salary and benefits                              409       712
                                                             ------    ------

       Total                                                 $1,704    $1,748
                                                             ======    ======

8.   BANK LINES OF CREDIT

     The Company has $5,596,000 outstanding at January 31, 1996 under a $10,000,000 bank line of credit that expires in June 1996, bears interest at the bank's index rate (3.250% at January 31, 1996) plus 2.5% and is secured by funds on deposit in accounts which have been assigned to the lender. The Company also has $796,000 outstanding at January 31, 1996 under a $6,000,000 bank line of credit that expires in May 1996, bears interest at the bank's prime (8.5% at January 31, 1996) plus 2%, is secured by the Company's accounts receivable, inventories, equipment and intangibles, and restricts the Company's ability to declare or pay dividends.

9.   LEASES

     The Company leases its primary facility under a noncancelable lease which expires in August 1998. Total future minimum lease payments under the Company's operating leases are $4,900,859 at January 31, 1996, $1,776,218 for fiscal 1997, $1,724,562 per year for fiscal 1998, $1,317,809 for fiscal 1999 and $82,000 for fiscal 2000. Approximately $935,000 of this commitment is included in accrued facilities as of January 31, 1996.

     Rent expense was $316,000, $344,000 and $962,000 for fiscal 1996, 1995 and
     1994, respectively.

10.  COMMITMENTS

     The Company pays royalties for the right to sell certain products under various license agreements. During the years ended January 31, 1996, 1995 and 1994, the Company recorded royalty expense of $643,000, $508,000 and $181,000, respectively.

     The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

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

     During fiscal 1991, the Board of Directors of the Company approved a program to repurchase up to 1,000,000 shares of the Company's common stock in the open market. No shares were repurchased in fiscal 1994, fiscal 1995 or fiscal 1996.

     STOCK OPTION PLAN

     The Company's 1994 Stock Option Plan provides for the granting of options to purchase up to 1,400,000 shares of common stock at the fair market value on the date of grant. Generally options granted under the 1994 plan become exercisable over a five year period and expire not more than ten years from the date of grant (all options outstanding at January 31, 1996 expire six to ten years from date of grant).

     A summary of stock option activity follows:

                                                                    OUTSTANDING OPTIONS
                                                            -------------------------------------
                                                                NUMBER
                                                              OF SHARES      PRICE PER SHARE
       Balances, January 31, 1993                              706,700   $4.2500   -     $  8.50

       Granted                                                 604,500    3.5000   -       13.75
       Exercised                                               (92,938)   0.0900   -        8.50
       Cancelled                                              (391,060)   3.5000   -        8.50
       Assumed in acquisition of E-Motions (Note 3)            217,529    0.0875   -        1.17
                                                            ----------

       Balances, January 31, 1994                            1,044,731    0.0875   -       13.75

       Granted                                                 910,000    4.8800   -        8.00
       Exercised                                              (110,451)   0.0500   -        6.50
       Cancelled                                              (200,939)   0.8750   -       13.75
                                                            ----------

       Balances, January 31, 1995                            1,643,341    0.8750   -       13.75

       Granted                                                 817,055    4.2500   -        5.63
       Exercised                                              (366,222)   0.0875   -       13.50
       Cancelled                                               (98,990)   0.0875   -        5.75
                                                            ----------

       Balances, January 31, 1996                            1,995,184   $0.0875   -      $13.50
                                                            ==========

     At January 31, 1996 options to purchase 701,938 shares of common stock were exercisable and 135,748 shares were available for future grants under the Plan.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1986 Employee Stock Purchase Plan provides for the sale of up to 200,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1996, 1995 and 1994, 10,905, 11,432 and 9,053 shares were purchased at an average price of $5.15, $5.35 and $2.98 per share, respectively.

     ISSUANCE OF COMMON STOCK AND WARRANTS

     On December 15, 1995, the Company issued convertible debt and warrants to purchase 415,920 shares of common stock at an exercise price of $7.62 per share for proceeds of $6,276,000 (net of issuance costs of $374,000). All such debt was converted to 1,134,323 shares of common stock on the same day. The warrants are exercisable at any time and expire on December 15, 1997. The total net proceeds are reflected as an addition to common stock in the statement of shareholders' equity for the year ended January 31, 1996.

12.  INCOME TAXES

     As a result of its net losses in fiscal 1996 and 1995, the Company recorded no income tax provision in those years. The credit for income taxes of $151,000 in fiscal 1994 resulted from the carryback of its 1994 losses to prior years for federal tax purposes.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective at the beginning of fiscal 1995. SFAS 109 uses an asset and liability approach to comprehensive interperiod tax accounting. The impact of implementation of SFAS 109 was not significant.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

     The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                                       January 31,
                                                                     1996      1995
                                                                     (In thousands)
                                                                    ------------------
       Deferred tax assets:
        Net operating losses and tax credit carryforwards           $ 16,521   $ 9,967
        Reserves not currently deductible                              2,410     4,022
        Capitalized R&D expenditures                                     682       638
        Other                                                            184       175
                                                                    --------  --------

                                                                      19,797    14,802
       Deferred tax liabilities:
        Capitalized software and title development                      (209)     (228)
                                                                    --------  --------

                                                                      19,588    14,574
       Valuation allowance                                           (19,588)  (14,574)
                                                                    --------  --------

       Net deferred taxes                                           $   -     $   -
                                                                    ========  ========

     SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complimentary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not appropriate and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $5 million in fiscal 1996 primarily as a result of an increase in net operating losses available to the Company.

     Net operating losses and tax credit carryforwards as of January 31, 1996 are as follows:

                                                            EXPIRATION
                                         (IN THOUSANDS)       YEARS
       Net operating losses, federal       $ 43,200          2006-2011
       Net operating losses, state           20,400          1998-2000
       Tax credits, federal                     600          2006-2011
       Tax credits, state                       500          2006-2011

     The Company's effective tax rate differs from the federal statutory rate as follows:

                                              1996       1995       1994
                                                (IN THOUSANDS)
       Computed at 35%                     $ (4,860)  $ (3,070)  $ (10,047)
       Valuation allowance                    5,014      3,166       6,952
       Acquired research and develop           -          -          2,856
       Other                                   (154)       (96)         88
                                           --------   --------   ---------
       Total                               $   -      $   -      $    (151)
                                           ========   ========   =========


13.  CUSTOMER AND GEOGRAPHIC INFORMATION

     One domestic customer accounted for 11%, 18% and 16% of net sales in fiscal 1996, 1995 and 1994, respectively. The Company markets its products internationally through foreign distributors and OEMs. The following table represents a summary of domestic and export sales by geographic region.

                                                      1996       1995      1994
                                                          (IN THOUSANDS)
       Net sales:
        Domestic                                  $  9,642   $ 27,792  $ 23,583
       Export sales:
        Asia Pacific                                13,274     10,222     1,883
        Europe                                       3,243      5,415     9,163
        Canada                                         215        271       360
                                                  --------   --------  --------

       Total                                      $ 26,374   $ 43,700  $ 34,989
                                                  ========   ========  ========

14.  SUBSEQUENT EVENT - BUSINESS COMBINATION

     On April 22, 1996, the Company announced it had entered into an Agreement and Plan of Reorganization (Agreement) with Active Design Corporation (Active Design) under which the Company will be the surviving entity in a merger transaction that is expected to be accounted for as a pooling of interests. Under this Agreement, Active Design will exchange all of its outstanding common stock and preferred stock into approximately 1,124,000 shares of the Company's common stock based on the exchange ratio of one share of Active Design into .22 share (exchange ratio) of the Company. The Company will also assume all 1,092,000 outstanding options to acquire shares of common stock of Active Design at the exchange ratio, which results in 240,240 options to acquire the Company's common stock. Active Designs was incorporated on May 17, 1995 and is a development stage company in the business of developing products for the multimedia market and, accordingly, has not recorded revenues to date.

Active Design's net loss for the period from May 17, 1995 through February 29, 1996 was $846,000.

                                   * * * * *

                           ACTIVE DESIGN CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                   FINANCIAL STATEMENTS FOR THE PERIOD FROM
              MAY 17, 1995 (INCEPTION) THROUGH FEBRUARY 29, 1996
                       AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Active Design Corporation:

We have audited the accompanying balance sheet of Active Design Corporation (a development stage company) as of February 29, 1996 and the related statements of operations, shareholders' deficiency and of cash flows for the period from May 17, 1995 (inception) to February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Active Design Corporation at February 29, 1996, and the results of its operations and its cash flows for the period from May 17, 1995 (inception) to February 29, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Jose, California

April 22, 1996

ACTIVE DESIGN CORPORATION
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEET
FEBRUARY 29, 1996
- ----------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS -
 Cash and Equivalents                                                                            $  836,631

EQUIPMENT - Net                                                                                     587,303

OTHER ASSETS                                                                                          6,331
                                                                                                 ----------
TOTAL                                                                                            $1,430,265
                                                                                                 ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable                                                                                $   83,674
 Accrued liabilities                                                                                316,650
 Current portion of capital lease obligation                                                         10,426
 Advance from shareholder                                                                            10,910
                                                                                                 ----------
     Total current liabilities                                                                      421,660
                                                                                                 ----------
CAPITAL LEASE OBLIGATION                                                                             24,784

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                            1,074,851

SUBSCRIPTION RECEIVED FOR REDEEMABLE CONVERTIBLE PREFERRED STOCK                                    755,000

SHAREHOLDERS' DEFICIENCY
 Common stock - 10,000,000 shares authorized; 1,608,000 shares issued and outstanding               244,200
 Deferred stock compensation                                                                       (163,800)
 Shareholder notes receivable                                                                       (80,400)
 Deficit accumulated during the development stage                                                  (846,030)
                                                                                                 ----------
     Shareholders' deficiency                                                                      (846,030)
                                                                                                 ----------
TOTAL                                                                                            $1,430,265
                                                                                                 ==========


See notes to financial statements.

ACTIVE DESIGN CORPORATION
(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 17, 1995 (INCEPTION) TO FEBRUARY 29, 1996
- --------------------------------------------------------------------------------

OPERATING EXPENSES:
 Research and development                                          $ 699,790
 Sales and marketing                                                  82,328
 General and administrative                                           42,844
                                                                   ---------
      Total operating expenses                                       824,962
                                                                   ---------

INTEREST INCOME                                                       (4,801)

INTEREST EXPENSE                                                       1,018
                                                                   ---------

NET LOSS                                                           $ 821,179
                                                                   =========


NET LOSS PER COMMON SHARE                                          $    0.72
                                                                   =========

SHARES USED IN PER SHARE COMPUTATION                               1,178,256
                                                                   =========


See notes to financial statements.

 ACTIVE DESIGN CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

  Statement of Shareholders' Deficiency
  For the Period from May 17, 1995 (inception) to February 29, 1996

                                                                                                   Deficit
                                    Common Stock           Deferred                              Accumulated
                                --------------------         Stock           Shareholder            During
                                Shares        Amount     Compensation     Notes Receivable     Development Stage       Total
                                ------        ------     ------------     ----------------     -------------------  -----------
Balances, May 17, 1995
  (inception)                         -     $      -        $       -           $      -           $       -          $       -

Common stock issued for
  notes, on December 15,
  1995 at $0.05 per share     1,608,000       80,400                -            (80,400)                  -                  -

Deferred stock
  compensation                        -      163,800         (163,800)                 -                   -                  -

Accretion of redeemable
  preferred stock
  redemption value                   -             -                -                  -             (24,851)           (24,851)

Net loss                             -             -                -                  -            (821,179)          (821,179)
                             ---------      --------        ---------           --------           ---------          ---------

Balances, February 29,
  1996                       1,608,000      $244,200        $(163,800)          $(80,400)          $(846,030)         $(846,030)
                             =========      ========        =========           ========           =========          =========

                       See notes to financial statements.

ACTIVE DESIGN CORPORATION
(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 17, 1995 (INCEPTION) TO FEBRUARY 29, 1996
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $ (821,179)
 Adjustments to reconcile net loss cash used for operating activities:
  Depreciation and amortization                                                           37,091
  Changes in assets and liabilities:
   Accounts payable                                                                       83,674
   Accrued liabilities                                                                   316,650
                                                                                      ----------
     Net cash used for operating activities                                             (383,764)
                                                                                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment additions                                                                    (585,602)
 Other assets                                                                             (7,108)
                                                                                      ----------
     Net cash used for investing activities                                             (592,710)
                                                                                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of capital lease obligation                                                   (2,805)
 Proceeds from sale of preferred stock                                                 1,805,000
 Proceeds from shareholder advance                                                        10,910
                                                                                      ----------
     Net cash provided by financing activities                                         1,813,105
                                                                                      ----------
INCREASE IN CASH AND EQUIVALENTS
 AND BALANCE AT FEBRUARY 29, 1996                                                     $  836,631
                                                                                      ==========
NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Issuance of common stock for notes receivable                                        $   80,400
                                                                                      ==========
 Equipment acquired under capital leases                                              $   38,015
                                                                                      ==========
 Accretion of redeemable preferred stock redemption value                             $   24,851
                                                                                      ==========
 Deferred stock compensation                                                          $  163,800
                                                                                      ==========

There were no cash payments for interest or income taxes in the period.



See notes to financial statements.

ACTIVE DESIGN CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
FROM MAY 17, 1995 (INCEPTION) TO FEBRUARY 29, 1996
- --------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS

     Active Design Corporation (the Company) was incorporated as a California Corporation on May 17, 1995 and is a development stage company in the business of developing low cost, full motion video hardware products for the multimedia industry. The Company's primary activity to date has been product development and fund raising.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Equipment consists primarily of computers and related equipment and is stated at cost. Depreciation is computed using the straight-line method based on the useful lives of the assets (three to five years).

     Organization costs are included in other assets and are amortized using the straight-line method over five years.

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 under which deferred taxes are based on an asset and liability approach. The Company has net operating loss carryforwards of approximately $800,000, which expire in 2111. No deferred tax benefit has been provided due to uncertainties surrounding the realization of this tax benefit.


     Net loss per common share is computed using the weighted average number of common shares outstanding. Redeemable convertible preferred stock has been excluded because it would be anti-dilutive. The accretion of preferred stock redemption value has been reflected as an adjustment to the net loss in determining net loss per common share.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include accruals and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

     Stock Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement on February 1, 1996 and will elect to continue applying APB Opinion No. 25 to account for its stock-based employee compensation arrangements. Based on the Company's current use of equity instruments, adoption of the new standard will not affect reported earnings, financial position or cash flows.

3.   EQUIPMENT


     Equipment consists of the following at February 29, 1996:
       Computers and software                                          $550,782
       Equipment                                                         56,413
       Furniture and fixtures                                            16,422
                                                                       --------

                                                                        623,617
       Accumulated depreciation and amortization                        (36,314)
                                                                       --------

                                                                       $587,303
                                                                       ========


     Equipment with a net book value of $34,240, net of accumulated amortization of $3,805, is leased under capital leases. Computers and software includes $300,000 which has been accrued as the Company's best estimate of an obligation due to certain of its software suppliers. The amount is subject to negotiation and the estimated range is $300,000 to $350,000.

4.   SHAREHOLDER ADVANCE

     An employee shareholder has advanced $10,910 to the Company for use as working capital during the establishment of a sales branch in Taiwan. The advance is noninterest bearing, unsecured and has no fixed repayment terms.

5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock all of which has been designated as Series A. In December 1995, the Company issued 2,100,000 shares of Series A redeemable convertible preferred stock for proceeds of $1,050,000. Prior to February 29, 1996, the Company also received a total of $755,000 in subscriptions for shares of Series A redeemable convertible preferred stock which were issued after February 29, 1996.

     Significant terms of outstanding redeemable convertible preferred stock are as follows:

     . The preferred stock is redeemable at the option of the holder after the tenth anniversary of the initial issuance, for an amount equal to the original issuance price plus any declared and unpaid dividends and a redemption premium equal to an interest rate of 9% per annum. The difference between the original issue price and the redemption amount is being charged to deficit accumulated during development stage.

     . Each share is convertible at the option of the holder into one share of common stock, subject to adjustment for events of dilution. Shares will automatically be converted upon a public offering of common stock meeting specified criteria or upon agreement by holders of 2/3 of the outstanding shares to convert.

     . Preferred shares have the same voting rights as the common shares into which they are convertible.

     . Dividends may be declared at the discretion of the Board of Directors and are noncumulative.

     . In the event of liquidation of the Company, holders of Series A preferred shares are entitled to receive, prior to any distribution to holders of common stock, an amount equal to $0.50 per share, all declared but unpaid dividends, and an amount which will result in a cumulative 9% rate of return calculated from the original issue date.

6.   SHAREHOLDERS' EQUITY


     The Company's common stock includes 1,608,000 restricted shares issued to its founders, officers and employees that are subject to a right of repurchase by the Company upon termination of employment at the original purchase amount. Such repurchase right expires ratably over a four year period from the date of issuance. The Company also has a right to reacquire that person's vested shares at the fair value of the shares upon termination of employment. In addition, the Company retains a right of first refusal regarding any other sale or transfer of shares. The repurchase right as to vested shares and the right of first refusal expires upon a merger with another company, the sale of all or substantially all of the Company's assets or upon an initial public offering of the Company's stock. Shareholders' notes receivable represent amounts due from officers and employees for the issuance of shares of restricted stock. The notes are full recourse, bear interest at 12% and are due five years from the date of issuance (2000 to 2001).

     Stock Option Plan


     The Company's Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of common stock at the fair market value on the date of grant. Generally, options granted under the plan become exercisable over a four-year period and expire not more than ten years from the date of grant. Since inception, 1,092,000 options have been issued at an issue price of $0.05 per share, and all such options are outstanding at February 29, 1996. The fair value per share at the measurement date of such option was $0.20 per share and, accordingly, $163,800 has been recorded as deferred stock compensation. None of these options were exercisable at February 29, 1996 and 408,000 shares are available for further grant.

7.   COMMITMENTS

     The Company leases its facility under a noncancellable operating lease that expires in 1999. In addition, the Company leases certain equipment under capital leases. At February 29, 1996, future minimum annual lease payments are as follows:


                                                   Capital          Operating
       Year Ended February 29:                      Leases            Leases

        1997                                      $ 14,734          $ 20,544
        1998                                        14,734            20,544
        1999                                        10,883             6,848
                                                  --------          --------

                                                    40,351          $ 47,936
                                                                    ========
       Amounts representing interest                (5,141)
                                                  --------
       Present value or minimum lease payments      35,210
       Current portion                             (10,426)
                                                  --------
       Capital lease obligation                   $ 24,784
                                                  ========

8.   SUBSEQUENT EVENT

     On April 22, 1996, the Company announced it had entered into an Agreement and Plan of Reorganization (Agreement) with Sigma Designs, Inc., subject to approval by the preferred stockholders of the Company, under which Sigma Designs, Inc. will be the surviving entity in a merger transaction accounted for as a pooling of interests. Under the Agreement, the company will exchange each outstanding share of common stock and preferred stock into 0.22 share of common stock of Sigma Designs, Inc. In addition, Sigma Designs, Inc. will assume all outstanding options at the same exchange ratio.

                               * * * * * * * * *

                             SIGMA DESIGNS, INC.
                         AND ACTIVE DESIGN CORPORATION

                        UNAUDITED PRO FORMA CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma condensed combined financial statements reflect the merger of Sigma Designs, Inc. and Active Design Corporation under the application of the pooling-of-interests method of accounting. Under this method of accounting, the historical book values of the assets, liabilities, and shareholders' equity of Active Designs Corporation, as reported on its February 29, 1996 balance sheet, are carried over onto the January 31, 1996 unaudited pro forma condensed combined balance sheet of Sigma Designs, Inc. and no good will or other intangible assets are created. The unaudited pro forma condensed combined statement of operations for the year ended January 31, 1996 combines the results of operations of Sigma Designs, Inc. for the year ended January 31, 1996 and Active Design Corporation for the period from May 17, 1995 (inception) through February 29, 1996.

The unaudited pro forma condensed combined financial statements do not purport to be indicative of the combined financial position or results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during these periods.

The accompanying unaudited pro forma financial information is based on a conversion ratio of 22 shares of Sigma Designs, Inc. common stock for each share of Active Design Corporation preferred and common stock.

SIGMA DESIGNS, INC. AND ACTIVE DESIGN CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
(Amounts in thousands)
- --------------------------------------------------------------------------------


                                                                               Historical                     Pro Forma
                                                                     ------------------------------  ---------------------------
                                                                                        Active
                                                                        Sigma           Design
                                                                      Designs, Inc.    Corporation     Adjustments     Combined
                                                                      January 31,      February 29,
                                                                        1996              1996
Current assets:
 Cash and equivalents                                                  $ 3,810         $   837         $               $ 4,647
 Short-term investments                                                 10,966            --              --            10,966
 Accounts receivable, net                                                4,789            --              --             4,789
 Inventories, net                                                        2,044            --              --             2,044
 Prepayment and other assets                                               760            --              --               760
                                                                       -------         -------         -------         -------
      Total current assets                                              22,369             837            --            23,206

Property and equipment, net                                                910             587            --             1,497

Other assets                                                               134               6            --               140
                                                                       -------         -------         -------         -------
Total assets                                                           $23,413         $ 1,430            --           $24,843
                                                                       =======         =======         =======         =======


Current liabilities:
 Line of credit                                                        $ 6,392         $  --           $  --           $ 6,392
 Accounts payable                                                        2,785              84            --             2,869
 Accrued liabilities                                                     1,704             317           200             2,221
 Current portion of capital lease obligation                              --                10            --                10
 Accrued facilities                                                        418                            --               418
 Advance from shareholder                                                 --                11            --                11
                                                                       -------         -------         -------         -------
      Total current liabilities                                         11,299             421           200            11,921
                                                                       -------         -------         -------         -------

Capital lease obligation                                                  --                24            --                24

Accrued facilities - long-term                                             517            --              --               517

Redeemable convertible preferred stock (Note 2)                           --             1,075          (1,075)           --

Subscriptions received for redeemable
  convertible preferred stock (Note 2)                                    --               755            (755)           --

Shareholders' equity:
 Common stock (Note 2)                                                  45,501             244           1,830          47,655
 Deferred stock compensation                                              --              (164)           --              (164)
 Accumulated deficit (Note 2)                                          (33,923)           (846)           (200)        (34,969)
 Shareholder note receivable                                              --               (80)           --               (80)
 Unrealized gain on securities available for sale                           19            --              --                19
                                                                       -------         -------         -------         -------
      Total shareholders' equity                                        11,597            (846)          1,530          12,381
                                                                       -------         -------         -------         -------
Total liabilities and shareholders' equity                             $23,413         $ 1,430         $  --           $24,843
                                                                       =======         =======         =======         =======

SIGMA DESIGNS, INC. AND ACTIVE DESIGN CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
- --------------------------------------------------------------------------------


                                                                               Historical                     Pro Forma
                                                                     ------------------------------  ---------------------------
                                                                                         Active
                                                                        Sigma            Design
                                                                      Design, Inc.     Corporation
                                                                       Year Ended     Period Ended
                                                                       January 31,     February 29,
                                                                          1996            1996         Adjustments      Combined
Net sales                                                              $ 26,374        $   --          $   --          $ 26,374

Costs and expense:
 Cost of sales                                                           25,492            --               --           25,492
 Research and development                                                 3,799             700             --            4,499
 Selling and marketing                                                    7,870              82             --            7,952
 General and administrative                                               4,165              43             --            4,208
 Restructuring charges                                                     (350)           --               --             (350)
                                                                       --------        --------         --------       --------
                                                                         40,976             825             --           41,801
                                                                       --------        --------         --------       --------

Loss from operations                                                    (14,602)           (825)            --          (15,427)

Interest income                                                             444               5             --              449

Interest expense                                                           (395)             (1)            --             (396)

Gains from investments                                                      666            --               --              666
                                                                       --------        --------         --------       --------
Net loss                                                               $(13,887)       $   (821)        $   --         $(14,708)
                                                                       ========        ========         ========       ========
Net loss per common share                                              $  (1.81)       $  (0.72)        $   --         $  (1.82)
                                                                       ========        ========         ========       ========
Shares used in computation                                                7,679           1,178                           7,917
                                                                       ========        ========                        ========

SIGMA DESIGNS, INC. AND ACTIVE DESIGN CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. The unaudited pro forma condensed combined balance sheet reflects the issuance of 247,280 shares of Sigma Designs, Inc. common stock, based on an exchange ratio of 0.22 shares of Sigma Designs, Inc. common stock for each share of Active Design Corporation preferred and common stock, including subscriptions for preferred stock.

2. For purposes of the unaudited pro forma condensed combined statement of operations, the pro forma condensed combined net loss per share is based on the combined weighted average number of common shares of Sigma Designs, Inc. and common and preferred shares of Active Design Corporation based upon the exchange ratio of 0.22 shares of Sigma Designs, Inc. common stock for each share of Active Design corporation preferred and common stock.


3. The unaudited pro forma data combines Sigma Designs, Inc.'s income statement data for the year ended January 31, 1996 with Active Design Corporation's income statement data for the period from May 17, 1995 (inception) through February 29, 1996 as though the transaction had occurred effective February 1, 1995. The unaudited pro forma balance sheet data combines Sigma Designs, Inc.'s balance sheet data as of January 31, 1996 with Active Design Corporation's balance sheet data as of February 29, 1996, as if the transaction had occurred effective January 31, 1996.


4. Estimated merger expenses to be incurred by Sigma Designs, Inc. and Active Design Corporation are approximately $200,000 and have been included as an accrued liability in the unaudited pro forma balance sheet data. These expenses will be charged against net loss of the combined Company at the consummation of the merger.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)


                                                   BALANCE AT                        DEDUCTIONS:
                                                  BEGINNING OF                      WRITE OFFS OF      BALANCE AT
               CLASSIFICATION                         YEAR          ADDITIONS         ACCOUNTS        END OF YEAR
- ----------------------------------------------   --------------   ------------    ----------------   -------------

Allowance for returns and doubtful accounts, price protection and sales returns:

     Year ended January 31,
     1996                                        $1,101,000        $  134,000     $  343,000         $  892,000
     1995                                           885,000           351,000        135,000          1,101,000
     1994                                           579,000           389,000         83,000            885,000

Inventory reserves
     Year Ended January 31,
     1996                                        $5,620,000        $5,789,000     $7,754,000         $3,655,000
     1995                                         4,470,000         4,425,000      3,275,000          5,620,000
     1994                                         1,455,000         8,022,000      6,007,000          4,470,000

- ------------
(1) Amount written off, net of recoveries.

                               INDEX TO EXHIBITS

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER                                     DESCRIPTION                                               PAGE
- ------                                     -----------                                           ------------
  3.1(1)      Restated Articles of Incorporation, as amended.

  3.2(2)      Bylaws of Registrant, as amended.

  4.1(1)      Article IV of the Articles of Incorporation of Registrant (see Exhibit 3.1).

 10.1(3)      Distribution Agreement dated September 10, 1985 between Registrant and dated September 10, 1985.

 10.2(4)      Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of
              Subscription Agreement.

+10.3(2)      Distributor Agreement dated May 24, 1988 between Registrant and Micro D,
              Inc.

 10.4(5)      Lease dated October 31, 1990 between Registrant and Renco Investment
              Company.

 10.6(6)      Industrial Space Lease dated February 16, 1994 by and between the Registrant and Renco Bayside Investors.

 10.7(6)      Sublease dated February 16, 1994 by and between the Registrant and Media
              Vision Technology, Inc.

 10.8(7)      Registrant's 1994 Stock Plan and form of Stock Option Agreement.

 10.9(7)      Registrant's 1994 Director Stock Option Plan and form of Director Option
              Agreement.

10.10(9)      Form of Subscription Agreement, by and between the Registrant and certain purchasers.

   10.11      Agreement and Plan of Reorganization by and among the Registrant, Sigma
              Acquisition Corporation and Active Design Corp. dated as of April 23, 1996.

    22.1      Subsidiaries of Registrant.

    23.1      Independent Auditors' Consent of Deloitte & Touche LLP.

    24.1      Power of Attorney (included on page 21).

    27        Financial Data Schedule.

__________________

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

(6) Incorporated by reference to exhibit filed with the Registrant's Annual Report of form 10-K for the fiscal year ended January 31, 1995.

(7) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-81914) filed July 25, 1994.

(8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

(9) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-883).

 + Pursuant to Rule 406(b) under the Securities Act, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.