Form 10-Q
period 1996-04-30
SIGMA DESIGNS INC
filed 1996-06-14
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
- ------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 30, 1996
                                    OR
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

As of April 30, 1996 there were 8,791,482 shares of the registrant's common stock outstanding.

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



                     SIGMA DESIGNS, INC.

                            INDEX


                                                         Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Condensed Consolidated  Balance Sheets
            April 30, 1996 and January 31, 1996   -----------  3

            Condensed Consolidated  Statements of
            Operations Three Months
            Ended April 30, 1996 and 1995        ------------  4

            Condensed Consolidated  Statements of Cash Flows
            Three Months Ended April 30, 1996 and 1995 ------- 5

            Notes to Condensed Consolidated  Financial
            Statements          -----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations -------------  7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K  --------------   9

            Signatures    ----------------------------------   10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONDENSED CONSOLIDATED  BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                             April 30, 1996     January 31, 1996
ASSETS
CURRENT ASSETS:
Cash and equivalents             $   773           $ 3,810
Short term investments            13,480            10,966
Accounts receivable (net)          7,921             4,789
Inventories                        3,339             2,044
Prepaid expenses and other           816               760
                                 --------          --------
TOTAL CURRENT ASSETS              26,329            22,369
EQUIPMENT  -  Net                    816               910
OTHER ASSETS                         245               134
                                 --------          --------
   TOTAL                         $27,390           $23,413
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 7,717           $ 6,392
Accounts payable                   5,271             2,785
Accrued liabilities                1,353             1,704
Accrued facilities                   356               418
                                 ---------         --------
TOTAL CURRENT LIABILITIES         14,697            11,299

ACCRUED FACILITIES - long term       440               517

SHAREHOLDERS' EQUITY:
Common stock                      45,742            45,501
Accumulated deficit              (33,489)          (33,904)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY        12,253            11,597
                                ----------        ---------
    TOTAL                        $27,390           $23,413
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
        (Dollars in thousands except per share data)


                                          Three Months Ended
                                              April 30
                                        1996              1995
                                        ----------------------

NET SALES                             $ 8,735           $ 8,011

COST AND EXPENSES:
   Cost of sales                        5,768             8,799(1)
   Sales and marketing                  1,158             2,390
   Research and development               876               983
   General & administrative               614             2,364(2)
                                       --------          -------
TOTAL COST AND EXPENSES                 8,416            14,536
                                       --------          -------
INCOME(LOSS)FROM OPERATIONS               319            (6,525)

INTEREST AND OTHER INCOME (EXPENSES)       40              (162)
                                       --------          -------
NET INCOME (LOSS)                      $  359           $(6,687)
                                       ========          =======
NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE                  $  0.04           $ (0.89)
                                       ========          =======
Shares used in computation              9,817             7,502
                                       ========          =======
Note(1): Includes $2,350 inventory reserves related to SDIS subsidiary. Note(2): Includes $1,500 accounts receivable reserves related to SDIS.



                        See accompanying notes

                          SIGMA DESIGNS, INC
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Dollars in thousands)
                                                 Three Months Ended
                                                      April 30
                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   359   $  (6,687)
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                       130         160
Loss from investment                                 -          220
Changes in assets and liabilities:
          Accounts receivable                    (3,132)      5,788
          Inventories                            (1,295)      1,573
          Prepaid expenses and other               (166)        (78)
          Accounts payable                        2,486      (3,987)
          Accrued liabilities                      (488)       (117)
                                                ---------   ---------
Net cash used for operating activities           (2,106)     (3,128)
                                                ---------   ---------
INVESTING ACTIVITIES:
Purchase of short-term investments              (13,408)        -
Maturity of short-term investments               10,947       7,412
Equipment additions                                 (36)        (86)
Title development costs                              -         (184)
Other                                                -           (6)
                                                 ---------   --------
Net cash provided by(used for)investing
 activities                                      (2,497)      7,136
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                   241          76
Borrowings under lines of credit                  1,325       3,396
                                                 ---------   --------
Net cash provided by  financing activities        1,566       3,472
                                                 ---------   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (3,037)      7,480
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         3,810         881
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $   773     $ 8,361
                                                =====================
INTEREST PAID                                   $   121     $    92




                        See accompanying notes

                          SIGMA DESIGNS,INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1996 was derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 1996 are not necessarily indicative of results to be expected for the entire year.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1996 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                                 April 30, 1996  January 31, 1996
                                          (In thousands)
   Finished goods                   $1,265            $1,497
   Work-in process                   2,375             1,524
   Raw materials                     2,578             2,477
   Less reserves                    (2,879)           (3,454)
                                  ----------        ----------
   Total inventories               $ 3,339            $2,044
                                  ===========       ==========

3. Net income (loss) per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive.

4. On April 22, 1996, the Company announced an agreement under which it would acquire Active Design Corporation in a transaction to be accounted for as a pooling-of-interests. This transaction closed on May 3, 1996. Active Design is a development stage company which has not generated any revenues since its inception in May 1995. The pooling-of-interests method of accounting requires the Company to report financial results as though the transaction had occurred at the beginning of all periods presented. Had this transaction occurred at the beginning of the quarter ended April 30, 1996, the Company's results would have included Active Design's net loss for the quarter and merger expenses, resulting in a combined net loss of $104,000 ($0.01 per share).

Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had a net income of $359,000 ($0.04 per share) on net sales of $8,735,000 for the fiscal quarter ended April 30, 1996 compared to a net loss of $6,687,000 ($0.89 per share) on net sales of $8,011,000 for the same quarter in the prior year. The prior year net loss included $3,850,000 reserves related to its SDIS subsidiary, the operations of which were subsequently disposed of in that year. Sales of multimedia products represented 100% of net sales as compared with 82% for the same quarter last year. Sales to one domestic customer accounted for 12% of total net sales while sales to two international customers accounted for 30% and 15% of total net sales respectively in the quarter ended April 30, 1996. The Company's international sales represented
21% of net sales in the first quarter of fiscal 1997 as compared with 68% in the comparable quarter of the prior year. The decrease in percentage of international sales was due primarily to stronger market acceptance of the Company's REALmagic products in the U.S. as compared to Asian markets during this first fiscal quarter.

On April 22, 1966, the Company announced an agreement under which it would acquire Active Design Corporation in a transaction to be accounted for as a pooling-of-interests. This transaction closed on May 3, 1996. Active Design is a development stage company which has not generated any revenues since its inception in May 1995. The pooling-of-interests method of accounting requires the Company to report financial results as though the transaction had occurred at the beginning of all periods presented. Had this transaction occurred at the beginning of the quarter ended April 30, 1996, the Company's results would have included Active Design's net loss for the quarter and merger expenses, resulting in a combined net loss of $104,000 ($0.01 per share).

The Company's gross margin as a percentage of net sales for the quarter ended April 30, 1996 increased to 34.0% from -9.8% (19.5% after excluding $2,350,000 inventory reserves which were included in the cost of goods sold) reported in the same period of the prior year. The increase was primarily due to a change in product mix to chipset sales which have higher profit margins.

Sales and marketing expenses decreased by $1,232,000 (51.5%) as compared to the corresponding period of the prior year.
The decrease was due to a decision by the Company to focus less on the retail channels which require more advertising, promotion and trade show expenses and more on the OEM channels. Research and development expenses decreased by $107,000 (10.9%) as compared to the same period of the prior year. The decrease was due to the elimination of research and development efforts on new display systems by SDIS, the Company's former monitor subsidiary. General and administrative expenses decreased by $1,750,000 (74.0%) ($250,000 after excluding $1,500,000 accounts receivable reserves which were included in last year balance) as compared to the same corresponding period of the prior year. The decrease in general and administrative costs reflected the elimination of expenses related to SDIS.

FINANCIAL CONDITION

The Company had cash and short term investments of $14.3 million at April 30, 1996, as compared with $ 14.8 million at January 31,
1996.   The Company's primary sources of funds to date have been
cash generated from operations, proceeds from previous stock offerings and bank borrowings under lines of credit. The Company believes that its current cash and short term investments reserve combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its needs for the next twelve months. Beyond the next twelve months, the Company believes that to the extent it does not generate positive cash flow from operations that it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly results have been in the past and may be in the future vary due to a number of factors, including but not limited to new product introduction by the Company and its competitors; market acceptance of the Company's products; shift in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventories obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual properties or a loss of key personnel. Any unfavorable change in the foregoing or other factors could have a material effect on the Company's business, financial and results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings from the level anticipated by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company operates in a highly dynamic industry which often results in volatility of the Company's common stock price.


PART II.  OTHER INFORMATION

Item  6:  EXHIBITS AND REPORTS ON FORM 8-K

   No report on Form 8-K was filed with the Securities and Exchange Commission during the quarter.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14,  1996                  SIGMA DESIGNS,INC.


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