Form 10-Q
period 1996-07-31
SIGMA DESIGNS INC
filed 1996-08-27
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
- ------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 31, 1996
                                    OR
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

As of July 31, 1996 there were 10,172,014 shares of the registrant's common stock outstanding.

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



                     SIGMA DESIGNS, INC.

                            INDEX


                                                         Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Condensed Consolidated  Balance Sheets
            July 31, 1996 and January 31, 1996   -----------  3

            Condensed Consolidated  Statements of
            Operations Three Months and Six Months
            Ended July 31, 1996 and 1995        ------------  4

            Condensed Consolidated  Statements of Cash Flows
            Six Months Ended July 31, 1996 and 1995   ------- 5

            Notes to Condensed Consolidated  Financial
            Statements          -----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations -------------  7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K  --------------   9

            Signatures    ----------------------------------   10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONDENSED CONSOLIDATED  BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                             July 31, 1996     January 31, 1996
ASSETS
CURRENT ASSETS:
Cash and equivalents             $    83           $ 4,647
Short term investments            12,134            10,966
Accounts receivable (net)         10,117             4,789
Inventories                        3,262             2,044
Prepaid expenses and other           526               760
                                 --------          --------
TOTAL CURRENT ASSETS              26,122            23,206
EQUIPMENT  -  Net                  1,156             1,497
OTHER ASSETS                         133               140
                                 --------          --------
   TOTAL                         $27,411           $24,843
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 6,646           $ 6,392
Accounts payable                   3,890             2,869
Accrued liabilities                1,299             2,066
Accrued facilities                   356               418
                                 ---------         --------
TOTAL CURRENT LIABILITIES         12,191            11,745

ACCRUED FACILITIES - long term       412               517

SHAREHOLDERS' EQUITY:
Common stock                      49,419            47,575
Deferred stock compensation         (164)             (164)
Shareholder note receivable          (80)              (80)
Unrealized gain on securities
  available for sale                  31                19
Accumulated deficit              (34,398)          (34,769)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY        14,808            12,581
                                ----------        ---------
    TOTAL                        $27,411           $24,843
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
        (Dollars in thousands except per share data)


                              Three Months Ended     Six Months Ended
                                   July 31               July 31
                               1996        1995       1996      1995
                              ------------------     ----------------

NET SALES                    $10,078     $ 4,893    $18,814   $12,903

COST AND EXPENSES:
   Cost of sales               6,484       7,518     12,253    16,317
   Sales and marketing         1,442       2,756      2,716     5,146
   Research and development    1,055       1,066      2,270     2,049
   General & administrative      789         461      1,415     2,825
                              -------     -------    ------    ------
TOTAL COST AND EXPENSES        9,770      11,801(1)  18,654    26,337(2)
                              -------     -------    ------    ------
INCOME (LOSS) FROM OPERATIONS    308      (6,908)       160   (13,434)

INTEREST AND OTHER
INCOME (EXPENSE)                  41         863         85       702
                              -------     -------    ------    ------
NET INCOME (LOSS)             $  349     $(6,045)       245   (12,732)
                              =======     =======    ======    ======
NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE          $ 0.03     $ (0.80)    $ 0.02   $ (1.69)
                              =======     =======    ======    ======
Shares used in computation    11,377       7,522     11,059     7,512
                              =======     =======    ======    ======
Note(1): Includes $4,500 reserves for obsolete inventories and other costs related to plans to focus on chipset and OEM sales.
Note(2): Includes $3,800 in the first quarter related to the write down of certain assets of SDIS to net realizable value in connection with the sales of assets and liabilities of SDIS.



                        See accompanying notes

                          SIGMA DESIGNS, INC
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Dollars in thousands)
                                                 Six Months Ended
                                                      July 31
                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   245   $ (12,662)
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                       259         359
Active Design loss for the month of Feb.,1996       126          -
Gain on sales of long term investment                -         (666)
Write off of title development costs                 -          734
Changes in assets and liabilities:
          Accounts receivable                    (5,328)      7,974
          Inventories                            (1,218)      7,503
          Prepaid expenses and other                234         102
          Accounts payable                        1,022      (7,654)
          Accrued liabilities                      (634)       (367)
                                                ---------   ---------
Net cash used for operating activities           (5,294)     (4,677)
                                                ---------   ---------
INVESTING ACTIVITIES:
Purchase of short-term investments              (12,103)        -
Maturity of short-term investments               10,947       7,412
Equipment additions                                (218)       (151)
Title development costs                              -         (236)
Sales of long term investment                        -        1,560
Other                                                 7         (65)
                                                 ---------   --------
Net cash provided by(used for)investing
 activities                                      (1,367)      8,520
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                 1,843         122
Borrowings under lines of credit                    254       3,258
                                                 ---------   --------
Net cash provided by  financing activities        2,097       3,380
                                                 ---------   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (4,564)      7,223
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         4,647         881
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $    83     $ 8,104
                                                =====================
INTEREST PAID                                   $   242     $   231




                        See accompanying notes

                          SIGMA DESIGNS,INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1996 was
derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 1996 are not necessarily indicative of results to be expected for the entire year. All financial information included herein has been restated to reflect the combined operating results and financial position of both Sigma Designs and Active Design Corporation
(Active Design) in connection with the merger transaction described in Note 4, below.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1996 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                                 July 31, 1996  January 31, 1996
                                          (In thousands)
   Finished goods                   $1,495            $1,497
   Work-in process                   2,112             1,524
   Raw materials                     2,109             2,477
   Less reserves                    (2,454)           (3,454)
                                  ----------        ----------
   Total inventories               $ 3,262            $2,044
                                  ===========       ==========

3. Net income (loss) per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive. The increase in the number of shares for the period ended July 31, 1996 was due the common share equivalents of outstanding options, the shares issued in the private placement completed in the fourth quarter of fiscal 1996 and the shares issued in the acquisition of Active Design completed in the second quarter of fiscal 1997.

4. On May 3, 1996, the Company completed its merger with Active
Design in a transaction accounted for as a pooling of interests. Active Design's primary activity since inception on May 17, 1995 has been the development of semiconductor chips for use in PC graphics applications and the establishment of relationships with potential OEM customers. The pooling-of-interests method of accounting requires the Company to report financial results as though the transaction had occurred at the beginning of all periods presented. Accordingly, the Company's financial information for all periods reflects the combined financial position and results of operations of both companies.

Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had a net income of $349,000 ($0.03 per share) on net sales of $10,078,000 for the fiscal quarter ended July 31, 1996 compared to a net loss of $6,045,000 ($0.80 per share) on net sales of $4,893,000 for the same quarter in the prior year. The prior period net loss included $4,500,000 of accruals for obsolete inventories and other costs related to plans to focus on chipset and OEM sales.

Sales of multimedia chipsets represented 56% of net sales as compared with 3% for the same quarter last year which is consistent with the Company's plans to focus chipset and OEM sales. Sales to one domestic customer accounted for 11% while sales to one international customers accounted for 28% of total net sales respectively in the quarter ended July 31, 1996. The Company's international sales represented 63% of net sales in the second quarter of fiscal 1997 as compared with 56% in the comparable quarter of the prior year.
The increase in percentage of international sales was due primarily to stronger market acceptance of the Company's multimedia chipsets in Asia. Sales for the quarter ended July 31, 1996 also included some amounts of graphics chips that have been under development by Active Design.

The Company's gross margin as a percentage of net sales for the quarter ended July 31, 1996 increased to 35.7% from -53.6% (21.9% after excluding $3,700,000 inventory reserves which were included in the cost of goods sold) reported in the same period of the prior year.
The increase was primarily due to a change in product mix, particularly, to chipset sales which have higher profit margins.

Sales and marketing expenses decreased by $1,314,000 (47.7%) as compared to the corresponding period of the prior year.
The decrease was due to a royalty write off in the prior period and the decision by the Company to focus less on the retail channels which require more advertising, promotion and trade show expenses and more on OEM and chipset sales. Research and development expenses remain at approximately the same level as compared to the same period of the prior year with the decrease in Sigma Designs expenses being offset by the addition of expenses by Active Design. General and administrative expenses increased by $328,000 (71.1%) as compared to the same corresponding period of the prior year. The increase in general and administrative costs included the expenses related to the acquisition of Active Design and also reflected the impact of the reversal in the corresponding period of the prior year of amounts that had been accrued in connection with the sale of SDIS.

During the quarter, Mr. Julien Nguyen, an executive officer of the Company, was transferred from a full-time to a part-time consulting basis. In addition, Mr. Nguyen will also continue to serve the Company in his role as a member of the Board of Directors.

FINANCIAL CONDITION

The Company had cash and short term investments of $12.2 million at July 31, 1996, as compared with $ 15.6 million at January 31,
1996.   The Company's primary sources of funds to date have been
cash generated from operations, proceeds from previous stock offerings and bank borrowings under lines of credit. The Company believes that its current cash and short term investments reserve combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its needs for the next twelve months. Beyond the next twelve months, the Company believes that to the extent it does not generate positive cash flow from operations that it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing.

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


PART II.  OTHER INFORMATION

Item  6:  EXHIBITS AND REPORTS ON FORM 8-K

During the quarter, the Company filed Form 8-K with the Securities and Exchange Commission relating to the acquisition of Active Design.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 26,  1996                  SIGMA DESIGNS,INC.


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