Form 10-K/A
period 1995-01-31
SIGMA DESIGNS INC
filed 1996-09-11
CIK 790715

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ---------------

                              FORM 10-K/A (No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31,1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
form 10-K.   [_]

     As of August 22, 1996, the Registrant has outstanding 10,177,469 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 22, 1996 on the Nasdaq National Market, was approximately $90,375,924 million. Shares of common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 3, 1996, subsequent to the filing on April 29, 1996 of the Company's Annual Report on Form 10-K for the year ended January 31, 1996, Sigma Designs completed a merger with Active Design, Inc. which was accounted for as a pooling of interests with Sigma Designs as the surviving entity. Accordingly, the Company's previously filed consolidated financial statements have been restated to reflect the combined operations and financial position of the two companies for all periods presented and are included herein, as described below.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sigma Designs, Inc., a corporation organized and existing under the laws of the State of California, has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Fremont, State of California, on the 10th day of September, 1996.


                                                 SIGMA DESIGNS, INC.


                                                 By: /s/ Q. BINH TRINH
                                                    ---------------------------
                                                     Q. Binh Trinh
                                                     Vice President, Finance
                                                     Chief Financial Officer,
                                                     Secretary and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


              SIGNATURE                               TITLE                                         DATE
              ---------                               -----                                         ----
*/s/ THINH Q. TRAN
- ----------------------------------
Thinh Q. Tran                               Chairman of the Board, President and Chief        September 10, 1996
                                            Executive Officer (Principal
                                            Executive Officer)

*/s/ JULIEN NGUYEN
- ----------------------------------
Julien Nguyen                               Co-Chairman of the Board and Chief                September 10, 1996
                                            Technical Officer

*/s/ Q. BINH TRINH
- ----------------------------------
Q. Binh Trinh                               Vice President, Finance, Chief Financial          September 10, 1996
                                            Officer, Secretary and Director (Chief
                                            Financial and Accounting Officer)


- ----------------------------------
William J. Almon                            Director



- ----------------------------------
William Wang                                Director

*By:     /s/ Q. BINH TRINH
- ----------------------------------
Q. Binh Trinh,
Attorney-In-Fact

PART II  ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL FIVE-YEAR DATA

In thousands, except per share amount and number of employees.

YEARS ENDED JANUARY 31,           1996           1995           1994           1993           1992
Net sales                       $ 26,374       $43,700        $ 34,989       $27,058        $27,567
Net loss                         (14,708)       (8,773)        (29,546)       (7,166)        (3,443)
Net loss per common share          (1.85)        (1.20)          (5.15)        (1.37)         (0.67)
Working capital                   11,461        17,446          15,117        33,696         41,515
Total assets                      24,843        33,387          26,639        44,267         49,049
Shareholders' equity              12,581        18,721          16,499        37,788         44,755
Number of employees                   70           138             151           195            197

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 2, 1996, the Company merged with Active Design Corporation (Active Design) in a transaction that has been accounted for as a pooling of interests with the Company as the surviving entity. Accordingly, the consolidated financial statements for all periods presented have been restated to reflect the combined operations and financial position of the two companies. Under the merger agreement, Active Design exchanged all of its outstanding common stock and preferred stock into approximately 1,124,000 shares of the Company's common stock based on an exchange ratio of one share of Active Design into .22 share of the Company. The Company also assumed all 1,092,000 outstanding options to acquire shares of common stock of Active Design at the .22 exchange ratio, resulting in options to acquire 240,240 shares of the Company's common stock. Active Design was incorporated on May 17, 1995 and is a development stage company in the business of developing products for the multimedia market and accordingly, has not recorded revenues to date. Active Design's cumulative loss from operations for the period from May 17, 1995 (inception) to February 29, 1996 was $846,000. The consolidated statement of operations for the year ended January 31, 1996 includes the Company's results of operations for the year ended January 31, 1996 and Active Design's results of operations for the period from May 17, 1995 (inception) to February 29, 1996. The consolidated balance sheet as of January 31, 1996 includes the financial position of the Company at January 31, 1996 and the financial position of Active Design at February 29, 1996.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in the Company's Annual Report on Form 10-K, and elsewhere in this Form 10-K/A.

RESULTS OF OPERATIONS

During the year ended January 31, 1996, the Company completed its plan to focus exclusively on multimedia products, primarily its MPEG based REALmagic product line. During fiscal 1996, the Company also announced plans to focus on chipsets and place more emphasis on OEM sales for the next generation of REALmagic products. Net sales decreased in fiscal 1996 to $26,374,000 from $43,700,000 in the prior year, largely as a result of eliminating non-multimedia product lines and also in connection with the Company's transition to its next generation of MPEG products. The net loss for the year ended January 31, 1996 increased to $14,708,000 from $8,773,000 in the prior year. The current year loss includes $4.5 million that was accrued in the second quarter for obsolete inventories and other related costs in connection with the Company's plan to focus on chipsets and OEM sales, a $3.9 million write-down of certain assets of Sigma Designs Imaging Systems, Inc., its display system subsidiary, to net realizable value in the first quarter in connection with the sales of SDIS's assets and liabilities. Consistent with the results of the progress of these strategic efforts, including an overall reduction in the cost structure, excluding the losses related to Active Design's product development efforts, the Company had break even results in the fourth quarter of fiscal 1996, with net income of $23,000 compared to a net loss of $5,137,000 in the same quarter in the prior year.

SALES

The following table set forth the Company's net sales of each of its product groups for the last three years.

                                       FISCAL         FISCAL         FISCAL
     (IN THOUSANDS)                     1996           1995           1994
     Multimedia products:
      Decoding                        $21,518        $30,345        $ 8,022
      Encoding                          3,146              -              -
     Display systems                    1,554          7,887         17,825
     CPU boards                            52          2,050          4,353
     Graphics controller boards             -              -            494
     Other                                104          3,418          4,295
                                      -------        -------        -------

Net sales                             $26,374        $43,700        $34,989
                                      =======        =======        =======

The multimedia decoding group includes a variety of REALmagic playback controller cards and chipsets, REALmagic upgrade kits which consist of a REALmagic card, a double-speed CD-ROM drive, a pair of speakers, and an array of popular MPEG software titles; and MPEG software titles. The multimedia encoding product group primarily consists of the REALmagic Producer. The display systems group includes a variety of color and monochrome high-resolution monitors designed to be used with special applications such as document imaging or computer-aided designs. Other sales category consists primarily of sales of surplus and obsolete inventories, sales of components to service centers and contract revenue.

The Company's net sales decreased 40% in fiscal 1996 and increased 25% in fiscal 1995. The reduction in sales in fiscal 1996 was primarily attributable to the elimination of non-multimedia product lines and also related to the Company's transition to its next generation of MPEG products. The increase in sales in fiscal 1995 was attributable to the significant increase in sales of REALmagic MPEG products.

The following table sets forth the Company's net sales by domestic distribution channels and export sales for each of the last three fiscal years:

                                       FISCAL         FISCAL         FISCAL
     (IN THOUSANDS)                     1996           1995           1994
     Domestic sales:
      Retail sales                    $ 7,736        $17,722        $17,234
      OEMs and VARs                     1,906         10,070          6,349
                                      -------        -------        -------
     Total domestic sales               9,642         27,792         23,583

     Export sales:
      Asia Pacific                     13,274         10,222          1,883
      Europe                            3,243          5,415          9,163
      Canada                              215            271            360
                                      -------        -------        -------
     Total export sales                16,732         15,908         11,406
                                      -------        -------        -------

     Net sales                        $26,374        $43,700        $34,989
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

GROSS MARGIN

The Company's gross margin as a percentage of net sales was approximately 3%, 15%, and 21% in fiscal 1996, 1995 and 1994, respectively. The decrease in both fiscal 1996 and 1995 were primarily the result of inventory reserves and write-offs in connection with the move away from non-multimedia products and the transition to new generations of MPEG-based products. Excluding the impact of such reserves and write-offs, the Company's annual gross margin was 25% and 23% in fiscal 1996 and fiscal 1995, respectively. Although the Company attempts to minimize the impact of such product transitions, the market for the Company's product is volatile and subject to the impact of changes in technology and other competitive factors (see "Factors Affecting Future Operating Results") and, as a result, there is no assurance that the Company will not have similar reserves and write-offs in the future.

OPERATING EXPENSES

Sales and marketing expenses decreased $1,070,000 (12%) in fiscal 1996 over fiscal 1995. The reduction was due to the change in corporate direction, less in retail distribution and more toward chipset and OEM sales. The same expenses decreased $426,000 (5%) in fiscal 1995 over fiscal 1994. The small reduction reflects a more focused approach to marketing which concentrated on the REALmagic product line.

Research and development expenses in fiscal 1996 increased $150,000 (3%) over fiscal 1995. The increase was primarily related to Active Design's $700,000 of research and development expenditures, partially offset by reductions attributable to the elimination of display system research and development efforts. The same expenses increased $498,000 (13%) in fiscal 1995 over fiscal 1994, excluding $8,137,000 of in-process research and development expenses in fiscal 1994 related to the acquisition of E-Motions, Inc. This increase reflected the necessary expenses needed to continue developing the REALmagic products and the added costs needed to support third-party software title developers in the development of REALmagic compatible titles.

The Company's general and administrative expenses in fiscal 1996 increased $687,000 (20%) in fiscal 1996 over fiscal 1995. The increase was primarily attributable to the $1,500,000 of accounts receivable reserves in connection with the writedown of certain assets of SDIS to net realizable value; without these reserves, the expenses actually decreased by $813,000 (23%). The reduction was attributable to the general cost reduction efforts by the Company. The same expenses increased $803,000 (30%) in fiscal 1995 over fiscal 1994.
This increase reflected added costs, primarily related to increased headcount, necessitated by the Company's decision to combine its remaining display systems business with the imaging products offered by its Docupoint subsidiary, into a separate entity, SDIS, in the first quarter of fiscal 1995, and to support the higher level of sales.

In the second quarter of fiscal 1994, the Company recorded a $13.7 million restructuring charge in connection with the Company's decision to focus attention on its new multimedia products. This charge included $4.1 million in accruals of lease commitments for excess facilities. In the fourth quarter of fiscal 1996, the Company recorded a $350,000 recovery resulting from the more favorable terms under a new sublease agreement related to this facility. The remaining facilities' accrual of approximately $935,000 relates to the excess of the Company's lease commitment over expected sublease income for the term of the lease.

LOSS PER SHARE

The Company's $1.85 loss per share in fiscal 1996 was primarily attributable to a low level of sales which was inadequate to cover operating expenses and reserves recorded by SDIS and Sigma in connection with the sale of SDIS and the new direction of Sigma to focus on chipset and OEM sales. The $1.20 loss per share in fiscal 1995 was due primarily to lower than expected sales, reserves recorded by its subsidiary, SDIS, and Sigma's increased marketing expenses to promote and market REALmagic products worldwide and significant research and development expenses related to the cost of supporting third-party software title developers in the development of REALmagic compatible titles. The Company's $5.15 loss per share in fiscal 1994 was due primarily to sales levels which were not high enough to generate sufficient gross profits to offset operating expenses and the negative impact on margin from competitive pricing pressures. The $5.15 loss per share in fiscal 1994 also included $3.80 for restructuring and in-process development expenses.

FINANCIAL CONDITION

The Company had cash and equivalents and short-term investments of $15.6 million at January 31, 1996, compared with $8.2 million at January 31, 1995. The increase in cash and equivalents and short-term investments was due primarily to $6.3 million (net of expenses) raised in the fourth quarter of fiscal 1996 through a private placement of convertible debt and $4.7 million of cash borrowed under bank lines of credit offset by net cash used for operations of $6.3 million. The Company also experienced material reductions in its accounts receivable and inventory balances during fiscal 1996, largely in connection with its sales of SDIS's assets and liabilities and its decision to focus on chipsets and OEM sales.

The Company's primary sources of funds to date have been cash generated from operations prior to 1993, proceeds from public and private offerings of its common stock and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its needs for the next twelve months. At January 31, 1996, the Company has $5,596,000 outstanding under a $10,000,000 bank line of credit that expires in June 1996 and is secured by funds on deposit in accounts which have been assigned to the lender. The Company also has $796,000 outstanding at January 31, 1996 under a $6,000,000 bank line of credit that expires in May 1996 and is secured by the Company's accounts receivable, inventories, equipment and intangibles. Beyond the next twelve-month period the Company believes that to the extent it does not generate cash from operations that it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's annual and quarterly results have in the past and may in the future vary due to a number of factors including but not limited to new product introduction by the Company and its competitors; market acceptance of the Company's products; shifts in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual property or a loss of key personnel. Any unfavorable change in the foregoing or other factors should have a material adverse effect on the Company's business, financial results and results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfall until late in the fiscal quarter, which could result in even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company operates in a highly dynamic industry which often results in volatility of the Company's common stock price.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     Sigma's financial statements, the notes thereto, and the independent auditor's report appear on pages F-1 through F-17 of this Annual Report on Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          Paragraph (a) of Item 14 has been amended so that it reads in its entirety as follows. The remaining portion of this Item has not been changed.

     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

          1.   Financial Statements.
               --------------------

               The following financial statements of the Company are filed as part of this Annual Report on Form 10-K/A:

                                                                                    Page
                                                                                    ----
               Independent Auditors' Report.......................................   F-2

               Consolidated Balance Sheets as of January 31, 1996 and 1995........   F-3

               Consolidated Statements of Operations for the years ended
               January 31, 1996, 1995 and 1994....................................   F-4

               Consolidated Statements of Shareholders' Equity for the years ended
               January 31, 1996, 1995 and 1994....................................   F-5

               Consolidated Statements of Cash Flow for the years ended
               January 31, 1996, 1995 and 1994....................................   F-6

               Notes to Consolidated Financial Statements.........................   F-8

          2.   Financial Statement Schedules. The following financial statement
               -----------------------------
               schedule of the Company for the fiscal years ended January 31,
               1996, 1995, and 1994 filed as part of this Annual Report on Form
               10-K should be read in conjunction with the Financial Statements and related notes thereto, of the Company.
                                                                                    Page
                                                                                    ----
               Schedule II Valuation and Qualifying Amounts and Reserves.........    S-1

               Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3.    Exhibits
               --------

               23.1 Independent Auditors' Consent

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the accompanying 1996 consolidated financial statements have been restated to give retroactive effect to a merger accounted for as a pooling of interests.



DELOITTE & TOUCHE LLP



San Jose, California
April 22, 1996
(May 2, 1996 as to Note 14)

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------------------------------
                                                                                      1996        1995
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                                               $  4,647    $    881
 Short-term investments (including $6,094 in 1996, restricted by
  borrowing agreement)                                                                10,966       7,349
 Accounts receivable (net of allowances: $892 and $1,101, respectively)                4,789      11,958
 Inventories - net                                                                     2,044       9,736
 Prepaid expenses and other assets                                                       760       1,086
                                                                                    --------    --------

       Total current assets                                                           23,206      31,010

EQUIPMENT - Net                                                                        1,497       1,343

OTHER ASSETS                                                                             140       1,034
                                                                                    --------    --------

TOTAL                                                                               $ 24,843    $ 33,387
                                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank line of credit                                                                $  6,392    $  1,710
 Accounts payable                                                                      2,869       9,333
 Accrued liabilities                                                                   2,066       1,748
 Accrued facilities                                                                      418         773
                                                                                    --------    --------
       Total current liabilities                                                      11,745      13,564
                                                                                    --------    --------

ACCRUED FACILITIES -long term                                                            517       1,102

COMMITMENTS (Notes 9 and 10)

SHAREHOLDERS' EQUITY:
 Preferred stock - no par value:  2,000,000
  shares authorized; no shares outstanding                                                 -           -
 Common stock - no par value:  20,000,000
  shares authorized; shares outstanding:
  1996, 9,761,921; 1995, 7,479,943                                                    47,575      38,820
 Deferred stock compensation                                                            (164)          -
 Shareholder note receivable                                                             (80)          -
 Unrealized gain (loss) on securities available for sale                                  19         (63)
 Accumulated deficit                                                                 (34,769)    (20,036)
                                                                                    --------    --------
       Shareholders' equity                                                           12,581      18,721
                                                                                    --------    --------

TOTAL                                                                               $ 24,843    $ 33,387
                                                                                    ========    ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------

                                                 1996        1995        1994
NET SALES                                      $ 26,374    $ 43,700    $ 34,989

COSTS AND EXPENSES:
 Cost of sales                                   25,492      36,980      27,538
 Research and development                         4,499       4,349      11,988
 Sales and marketing                              7,952       9,022       9,448
 General and administrative                       4,208       3,521       2,718
 Restructuring charges (credit)                    (350)       (517)     13,654
                                               --------    --------    --------
       Total costs and expenses                  41,801      53,355      65,346
                                               --------    --------    --------

LOSS FROM OPERATIONS                            (15,427)     (9,655)    (30,357)

 Interest income                                    449         474         660
 Interest expense                                  (396)       (138)          -
 Gain from sale of investments                      666         546           -
                                               --------    --------    --------
LOSS BEFORE INCOME TAXES                        (14,708)     (8,773)    (29,697)

CREDIT FOR INCOME TAXES                               -           -         151
                                               --------    --------    --------
NET LOSS                                       $(14,708)   $ (8,773)   $(29,546)
                                               ========    ========    ========

NET LOSS PER COMMON SHARE                      $  (1.85)   $  (1.20)   $  (5.15)
                                               ========    ========    ========

SHARES USED IN COMPUTATION                        7,938       7,307       5,733
                                               ========    ========    ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1996, 1995, AND 1994
(DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                        UNREALIZED
                                                                                       GAIN (LOSS)
                                         COMMON STOCK       DEFERRED     SHAREHOLDER   ON SECURITIES  RETAINED
                                     --------------------     STOCK         NOTE         AVAILABLE    EARNINGS
                                       SHARES     AMOUNT   COMPENSATION  RECEIVABLE      FOR SALE     (DEFICIT)   TOTAL
Balances, February 1, 1993            5,266,069  $19,287      $   -       $  -         $  -           $ 18,501    $ 37,788

Common stock issued under stock plans   101,991      493          -          -            -                            493
Common stock issued and options
 assumed in acquisition of
 E-Motions, Inc.                        860,000    7,764          -          -            -                  -       7,764
Net loss                                      -        -          -          -            -            (29,546)    (29,546)
                                      ---------  -------      -----       ----         ----           --------    --------

Balances, January 31, 1994            6,228,060   27,544          -          -            -            (11,045)     16,499

Sale of common stock                  1,130,000   12,959          -          -            -                  -      12,959
Common stock issued under stock plan    121,883      242                                  -                  -         242
Payment to E-Motions, Inc.,
 shareholders                                 -   (1,925)         -          -            -                  -      (1,925)
Buy-back of Docupoint minority
 interest                                                                                                 (218)       (218)
Unrealized loss on securities
 available for sale                           -        -          -          -          (63)                 -         (63)
Net loss                                      -        -          -          -            -             (8,773)     (8,773)
                                      ---------  -------      -----       ----         ----           --------    --------

Balances, January 31, 1995            7,479,943   38,820          -          -          (63)           (20,036)     18,721

Common stock issued under stock plans   463,655      411          -        (80)           -                  -         331
Conversion of subordinated notes and
 issuance of warrants                 1,134,323    6,276          -          -            -                  -       6,276
Adjustment of E-Motions, Inc.
 purchase price                               -       74          -          -            -                  -          74
Deferred stock compensation                   -      164       (164)         -            -                  -           -
Issuance of stock                       684,000    1,830          -          -            -                (25)      1,805
Unrealized gain on securities
 available for sale                           -        -          -          -           82                  -          82
Net loss                                      -        -          -          -            -            (14,708)    (14,708)
                                      ---------  -------      -----       ----         ----           --------    --------

Balances, January 31, 1996            9,761,921  $47,575      $(164)      $(80)        $ 19           $(34,769)   $ 12,581
                                      =========  =======      =====       ====         ====           ========    ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS)

- --------------------------------------------------------------------------------------------------------
                                                                1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(14,708)      $ (8,773)      $(29,546)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                  1,346            774          1,169
  Loss (gain) from investment                                     (666)          (205)            39
  Loss on disposal of assets                                        22              -              -
  Provision (credit) for restructuring costs                      (350)          (517)        13,654
  Write-off of research and development in progress acquired
   in connection with the purchase of E-Motions, Inc.                -              -          8,137
  Changes in assets and liabilities:
   Accounts receivable                                           7,169         (4,712)          (775)
   Inventories                                                   7,692            866         (6,512)
   Prepaid epenses and other                                       (76)           351           (340)
   Income taxes receivable and payable                               -              -          2,201
   Accounts payable                                             (6,464)         5,126           (758)
   Accrued liabilities                                            (235)        (1,793)          (930)
                                                              --------       --------       --------
   Net cash used for operating activities                       (6,270)        (8,883)       (13,661)
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                           (10,947)       (10,472)       (14,535)
 Maturity of short-term investments                              7,412          6,574         25,348
 Sales of long-term investments                                  1,560            844              -
 Equipment additions                                              (786)          (721)          (612)
 Software development costs capitalized                              -              -           (233)
 Title development costs capitalized                              (296)          (950)             -
 Other assets                                                       (1)          (305)          (261)
 Cash from purchase of E-Motions, Inc.                               -              -            183
                                                              --------       --------       --------
  Net cash provided by (used for) investing activities          (3,058)        (5,030)         9,890
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank lines of credit                                            4,682          1,710              -
 Sale of stock                                                   2,136         13,201            493
 Payment to E-Motions shareholders                                   -         (1,925)             -
 Proceeds from issuance of convertible debt and
  warrants - net                                                 6,276              -              -
                                                              --------       --------       --------
  Net cash provided by financing activities                     13,094         12,986            493
                                                              --------       --------       --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      3,766           (927)        (3,278)

CASH AND EQUIVALENTS:
 Beginning of period                                               881          1,808          5,086
                                                              --------       --------       --------
 End of period                                                $  4,647       $    881       $  1,808
                                                              ========       ========       ========

                                                                     (Continued)

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
(IN THOUSANDS)

- -----------------------------------------------------------------------------------------------
                                                                   1996      1995      1994
CASH PAID FOR INTEREST                                            $  388     $136    $     -
                                                                  ======     ====    =======

CASH PAID (RECEIVED) FOR INCOME TAXES                             $    3     $  -    $(2,201)
                                                                  ======     ====    =======

NONCASH INVESTING ACTIVITIES:
 Purchase of E-Motions, Inc.:
  Common stock issued and options assumed                         $    -     $  -    $ 7,764
  Net investment in E-Motions, Inc. prior to purchase                  -        -        636
  Fair value of assets acquired                                        -        -       (295)
  Liabilities assumed                                                  -        -         32
                                                                  ------     ----    -------
Acquired research and development in progress                     $    -     $  -    $ 8,137
                                                                  ======     ====    =======

NONCASH FINANCING ACTIVITIES:
 Conversion of subordinated debt to common stock
  and issuance of warrants                                        $6,276     $  -    $     -
                                                                  ======     ====    =======
 Issuance of common stock for notes receivable                    $   80     $  -    $     -
                                                                  ======     ====    =======
 Deferred stock compensation                                      $  164     $  -    $     -
                                                                  ======     ====    =======
 Adjustment of E-Motions, Inc. purchase price                     $   74     $  -    $     -
                                                                  ======     ====    =======

See notes to consolidated financial statements.

                                                                     (Concluded)

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company has also been in the business of developing, manufacturing and marketing graphics boards, display products and other board-level products for use with IBM, IBM-compatible and Apple Macintosh personal computers; however, at January 31, 1996, substantially all business activity related to the development and marketing of MPEG multimedia products and the development of graphics user interface semiconductor devices. The Company sells its products to computer manufacturers and to retail chains, distributors and value-added resellers.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries (see Note 14). Intercompany balances and transactions are eliminated.

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

                                            JANUARY 31, 1996
                                     ------------------------------
                                                             GROSS
                                                MARKET     UNREALIZED
                                      COST      VALUE      GAIN (LOSS)
     Certificates of deposit         $ 7,030    $ 7,030       $ -
     Corporate obligations             1,965      1,979        14
     U.S. government obligations       1,952      1,957         5
                                     -------    -------       ---

                                     $10,947    $10,966       $19
                                     =======    =======       ===

     Certificates of deposit at January 31, 1996 includes $6,094,000 which is restricted as to use because it is security for a bank line of credit (Note
     8).

                                                  JANUARY 31, 1995
                                          -------------------------------
                                                                   GROSS
                                                      MARKET     UNREALIZED
                                            COST      VALUE      GAIN (LOSS)
     Corporate obligations                  $4,461     $4,440      $(21)
     U.S. government obligations
      (primarily U.S. Treasury notes)        2,951      2,909       (42)
                                            ------     ------      ----

                                            $7,412     $7,349      $(63)
                                            ======     ======      ====

     INVENTORIES are stated at the lower of cost (first-in, first-out) or market.

     TITLE DEVELOPMENT COSTS represent payments made to support the external development of interactive MPEG compatible software titles, net of accumulated amortization and write downs to net realizable value. Costs are capitalized after technological feasibility is achieved. The Company amortizes these costs over the shorter of 12 months from the introduction of the title or pro rata over the estimated unit sales of the title. The Company evaluates the recoverability of these costs based on the on-going viability of specific titles and the anticipated net realizable value from related product sales. Amounts determined not to be realizable are expensed in the period of determination. Title development costs of $481,000 and $883,000, net of accumulated amortization of $91,000 (none in 1996) were included in prepaids and other assets as of January 31, 1996 and 1995, respectively.

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

     RESEARCH AND DEVELOPMENT expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development. Accordingly, software costs incurred after the establishment of technological feasibility have not been material and therefore have been expensed. All other research and development is expensed as incurred.

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

     NET LOSS PER COMMON AND EQUIVALENT SHARE is computed using the weighted average number of common shares outstanding. Because there was a net loss in each year presented, common stock equivalents were not included in the calculation as their impact would be anti-dilutive.

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

     The following information for fiscal 1994 is presented on a pro forma basis, as if the transaction had taken place on February 1, 1993:

                                                      YEAR ENDED
                                                      JANUARY 31,
                                                    ---------------
                                                         1994
       Pro forma revenue                              $ 34,989
       Pro forma net loss                             $(21,772)
       Pro forma net loss share                       $  (3.30)
       Shares used in computation                        6,593

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

     Restructuring charges (credit) for the years ended January 31, 1996, 1995 and 1994 consist of the following (in thousands):

                                                                           1996      1995      1994
       Excess and obsolete inventories                                    $   -     $   -     $ 8,222
       Excess facilities (reduction of previously accrued amount)          (350)     (517)      4,100
       Excess property and leasehold improvements                             -         -         465
       Severance accruals                                                     -         -         300
       Capitalized software and other assets                                  -         -         270
       Other costs                                                            -         -         297
                                                                          -----     -----     -------
       Total                                                              $(350)    $(517)    $13,654
                                                                          =====     =====     =======

5.   INVENTORIES

     Inventories at January 31 consist of:

                                                      1996         1995
                                                        (IN THOUSANDS)
       Finished goods                                $ 1,497      $ 3,787
       Work in process                                 1,524        4,590
       Raw materials                                   2,477        6,979
       Less reserves                                  (3,454)      (5,620)
                                                     -------      -------
       Inventory - net                               $ 2,044      $ 9,736
                                                     =======      =======

6.   EQUIPMENT

     Equipment at January 31 consists of:

                                                      1996         1995
                                                        (IN THOUSANDS)
       Computers and equipment                       $ 2,693      $ 3,767
       Furniture and fixtures                          1,306        1,607
       Other                                             402          344
                                                     -------      -------
       Total                                           4,401        5,718
       Accumulated depreciation and amortization      (2,904)      (4,375)
                                                     -------      -------
       Equipment - net                               $ 1,497      $ 1,343
                                                     =======      =======

7.   ACCRUED  LIABILITIES

     Accrued liabilities at January 31 consist of:

                                                      1996         1995
                                                        (IN THOUSANDS)
       Other accrued liabilities                     $1,457       $1,036
       Accrued salary and benefits                      609          712
                                                     ------       ------
       Total                                         $2,066       $1,748
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

9.   LEASES

     The Company leases its primary facility under a noncancelable lease which expires in August 1998. Total future minimum lease payments under the Company's operating leases are $4,900,000 at January 31, 1996, $1,796,000 for fiscal 1997, $1,745,000 for fiscal 1998, $1,325,000 for fiscal 1999 and
     $82,000 for fiscal 2000. Approximately $935,000 of this commitment is included in accrued facilities as of January 31, 1996.

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

     Common stock includes 353,760 restricted shares which were issued to founders, officers and employees of Active Design in connection with the merger (see Note 14) in exchange for 1,608,000 shares of common stock of Active Design with similar restrictions. Unvested shares of this common stock are subject to a right of repurchase by the Company upon termination of employment at the original purchase amount. Such repurchase right expires ratably over a four year period from the date of issuance. Shareholder's notes receivable represent amounts due from these employees and officers for the issuance of these shares of restricted stock. Such notes are full recourse, bear interest at 12% and are due five years from the date of issuance (2000 to 2001).

     STOCK OPTION PLAN

     The Company's Stock Option Plan provides for the granting of options to purchase up to 3,400,000 shares of common stock at the fair market value on the date of grant. Generally options granted under the plan become exercisable over a five year period and expire not more than ten years from the date of grant (all options outstanding at January 31, 1996 expire ten years from date of grant).

     A summary of stock option activity follows:

                                                                            OUTSTANDING OPTIONS
                                                                     ---------------------------------
                                                                        NUMBER
                                                                      OF SHARES      PRICE PER SHARE
       Balances, January 31, 1993                                      706,700    $4.2500   -   $ 8.50

       Granted                                                         604,500     3.5000   -    13.75
       Exercised                                                       (92,938)    0.0900   -     8.50
       Cancelled                                                      (391,060)    3.5000   -     8.50
       Assumed in acquisition of E-Motions (Notes 3)                   217,529     0.0875   -     1.75
                                                                     ---------

       Balances, January 31, 1994                                    1,044,731     0.0875   -    13.75

       Granted                                                         910,000     4.8800   -     8.00
       Exercised                                                      (110,451)    0.0500   -     6.50
       Cancelled                                                      (200,939)    0.8750   -    13.75
                                                                     ---------

       Balances, January 31, 1995                                    1,643,341     0.8750   -    13.75

       Granted                                                       1,057,295     0.2300   -     5.63
       Exercised                                                      (366,222)    0.0875   -    13.50
       Cancelled                                                       (98,990)    0.0875   -     5.75
                                                                     ---------

       Balances, January 31, 1996                                    2,235,424    $0.0875   -   $13.50
                                                                     =========

     At January 31, 1996 options to purchase 701,938 shares of common stock were exercisable and 135,748 shares were available for future grants under the Plan. The balance outstanding at January 31, 1996 includes 240,240 options at an exercise price of $0.23 per share which were assumed in the merger with Active Design. Deferred stock compensation of $164,000 was recorded in connection with the grant of these options.

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

     The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                                          JANUARY 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                         (IN THOUSANDS)
      Deferred tax assets:
       Net operating losses and tax credit carryforwards              $ 16,859    $  9,967
       Reserves not currently deductible                                 2,410       4,022
       Capitalized R&D expenditures                                        682         638
       Other                                                               184         175
                                                                      --------    --------
                                                                        20,135      14,802

      Deferred tax liabilities:
       Capitalized software and title development                         (209)       (228)
                                                                      --------    --------
                                                                        19,926      14,574
      Valuation allowance                                              (19,926)    (14,574)
                                                                      --------    --------
      Net deferred taxes                                              $      -    $      -
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

     Net operating losses and tax credit carryforwards as of January 31, 1996 are as follows:

                                                                     EXPIRATION
                                                 (IN THOUSANDS)        YEARS
       Net operating losses, federal               $43,200           2006-2011
       Net operating losses, state                  20,400           1998-2000
       Tax credits, federal                            600           2006-2011
       Tax credits, state                              500           2006-2011

     The Company's effective tax rate differs from the federal statutory rate as follows:

                                                 1996      1995      1994
                                                      (IN THOUSANDS)
       Computed at 35%                         $(5,147)  $(3,070)  $(10,047)
       Valuation allowance                       5,301     3,166      6,952
       Acquired research and development             -         -      2,856
       Other                                      (154)      (96)        88
                                               -------   -------   --------
       Total                                   $     -   $     -   $   (151)
                                               =======   =======   ========

13.  CUSTOMER AND GEOGRAPHIC INFORMATION

     One domestic customer accounted for 11%, 18% and 16% of net sales in fiscal 1996, 1995 and 1994, respectively. The Company markets its products internationally through foreign distributors and OEMs. The following table represents a summary of domestic and export sales by geographic region.

                                                 1996      1995      1994
                                                      (IN THOUSANDS)
      Net sales:
       Domestic                                $ 9,642   $27,792   $23,583
       Export sales:
        Asia Pacific                            13,274    10,222     1,883
        Europe                                   3,243     5,415     9,163
        Canada                                     215       271       360
                                               -------   -------   -------
      Total                                    $26,374   $43,700   $34,989
                                               =======   =======   =======

14.  SUBSEQUENT EVENT - BUSINESS COMBINATION

     On May 2, 1996, the Company merged with Active Design Corporation (Active Design) in a transaction that has been accounted for as a pooling of interests with the Company as the surviving entity. Accordingly, the consolidated financial statements for all periods presented have been restated to reflect the combined operations and financial position of the two companies. Under the agreement, Active Design exchanged all of its outstanding common stock and preferred stock into approximately 1,124,000 shares of the Company's common stock based on an exchange ratio of one share of Active Design into .22 share of the Company. The Company also assumed all 1,092,000 outstanding options to acquire shares of common stock of Active Design at the .22 exchange ratio, resulting in options to acquire 240,240 shares of the Company's common stock. Active Design was incorporated on May 17, 1995 and is a development stage company in the business of developing products for the multimedia market and accordingly, has not recorded revenues to date. Active Design's cumulative loss from operations for the period from May 17, 1995 (inception) to February 29, 1996 was $846,000. The consolidated statement of operations for the year ended January 31, 1996 includes the Company's results of operations for the year ended January 31, 1996 and Active Design's results of operations for the period from May 17, 1995 (inception) to February 29, 1996. The consolidated balance sheet as of January 31, 1996 includes the financial position of the Company at January 31, 1996 and the financial position of Active Design at February 29, 1996.

                                   * * * * *

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)


                                                   BALANCE AT                        DEDUCTIONS:
                                                  BEGINNING OF                      WRITE OFFS OF      BALANCE AT
               CLASSIFICATION                         YEAR          ADDITIONS         ACCOUNTS        END OF YEAR
- ----------------------------------------------   --------------   ------------    ----------------   -------------

Allowance for returns and doubtful accounts, price protection and sales returns:

     Year ended January 31,
     1996                                        $1,101,000        $  134,000     $  343,000         $  892,000
     1995                                           885,000           351,000        135,000          1,101,000
     1994                                           579,000           389,000         83,000            885,000

Inventory reserves
     Year Ended January 31,
     1996                                        $5,620,000        $5,789,000     $7,955,000         $3,454,000
     1995                                         4,470,000         4,425,000      3,275,000          5,620,000
     1994                                         1,455,000         8,022,000      5,007,000          4,470,000

- ------------
(1) Amount written off, net of recoveries.

                                 Exhibit Index

Exhibit Number
- --------------

   23.1              Independent Auditors' Consent