Form 10-Q
period 1996-10-31
SIGMA DESIGNS INC
filed 1996-12-06
CIK 790715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
------------------------------------------------------------

                          FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      October 31, 1996
                                    OR
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

As of October 31, 1996 there were 10,318,481 shares of the registrant's common stock outstanding.

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



                     SIGMA DESIGNS, INC.

                            INDEX


                                                            Page No.
              PART  I.   FINANCIAL INFORMATION

Item 1  :   Financial Statements

            Condensed Consolidated  Balance Sheets
            October 31, 1996 and January 31, 1996   -----------  3

            Condensed Consolidated  Statements of
            Operations Three Months and Nine Months
            Ended October 31, 1996 and 1995        ------------  4

            Condensed Consolidated  Statements of Cash Flows
            Nine Months Ended October 31, 1996 and 1995  ------- 5

            Notes to Condensed Consolidated  Financial
            Statements             ----------------------------  6

Item  2  :  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  -------------  7-8

                     PART  II.  OTHER INFORMATION

Item  6  :  Exhibits and Reports on Form 8-K    --------------   9

            Signatures      ----------------------------------   10



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 SIGMA DESIGNS, INC.
                         CONDENSED CONSOLIDATED  BALANCE SHEETS
                                     (Unaudited)
                                (Dollars in thousands)
                          October 31, 1996     January 31, 1996
ASSETS
CURRENT ASSETS:
Cash and equivalents             $   661           $ 4,647
Short term investments            12,214            10,966
Accounts receivable (net)         15,049             4,789
Inventories                        4,003             2,044
Prepaid expenses and other           383               760
                                 --------          --------
TOTAL CURRENT ASSETS              32,310            23,206
EQUIPMENT  -  Net                  1,233             1,497
OTHER ASSETS                         133               140
                                 --------          --------
   TOTAL                         $33,676           $24,843
                                 ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit             $ 8,981           $ 6,392
Accounts payable                   5,778             2,869
Accrued liabilities                1,542             2,066
Accrued facilities                   302               418
                                 ---------         --------
TOTAL CURRENT LIABILITIES         16,603            11,745

ACCRUED FACILITIES - long term       411               517

LONG-TERM DEBT                        69

SHAREHOLDERS' EQUITY:
Common stock                      50,155            47,575
Deferred stock compensation         (164)             (164)
Shareholder note receivable          (80)              (80)
Unrealized gain on securities
  available for sale                  17                19
Accumulated deficit              (33,335)          (34,769)
                                ----------        ---------
TOTAL SHAREHOLDERS' EQUITY        16,593            12,581
                                ----------        ---------
    TOTAL                        $33,676           $24,843
                                ==========        =========


                         See accompanying notes


                     SIGMA DESIGNS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
        (Dollars in thousands except per share data)


                              Three Months Ended    Nine Months Ended
                                  October 31            October 31
                               1996        1995       1996      1995
                              ------------------     ----------------
                                            (1)        (1)    (1),(2)
NET SALES                    $12,727     $ 6,210    $31,541   $19,113

COST AND EXPENSES:
   Cost of sales               8,219       4,230     20,472    20,547
   Sales and marketing         1,534       1,662      4,250     6,807
   Research and development    1,183       1,264      3,452     3,313
   General & administrative      731         555      2,147     3,380
                              -------     -------    ------    ------
TOTAL COST AND EXPENSES       11,667       7,711     30,321    34,047
                              -------     -------    ------    ------
INCOME (LOSS) FROM OPERATIONS  1,060      (1,501)     1,220   (14,934)

INTEREST AND OTHER
INCOME (EXPENSE)                   2         (21)        87       680
                              -------     -------    ------    ------
NET INCOME (LOSS)            $ 1,062     $(1,522)     1,307   (14,254)
                              =======     =======    ======    ======
NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE          $ 0.09     $ (0.20)    $ 0.12   $ (1.89)
                              =======     =======    ======    ======
Shares used in computation    11,441       7,643     11,075     7,556
                              =======     =======    ======    ======
(1) Adjusted to include Active Design's net loss for the period.
(2) Includes $8.3 million related to the write down of SDIS assets and inventory and other reserves.



                        See accompanying notes

                          SIGMA DESIGNS, INC
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Dollars in thousands)
                                                 Nine Months Ended
                                                     October 31
                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 1,307   $ (14,254)
Active Design net loss for one month
  ended February 29, 1996                           126          -
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                       383         510
Gain on sales of long term investment                -         (666)
Changes in assets and liabilities:
          Accounts receivable                   (10,260)      7,600
          Inventories                            (1,959)      7,588
          Prepaid expenses and other                378         237
          Accounts payable                        2,909      (7,009)
          Accrued liabilities                      (491)       (707)
          Others                                      8         (29)
                                                ---------   ---------
Net cash used for operating activities           (7,599)     (6,730)
                                                ---------   ---------
INVESTING ACTIVITIES:
Purchase of short-term investments              (12,197)     (7,562)
Maturity of short-term investments               10,947       7,412
Equipment additions                                (307)       (371)
Title development costs                              -          498
Sales of long term investment                        -        1,560
Other                                                -         (115)
                                                 ---------   --------
Net cash provided by(used for)investing
 activities                                      (1,557)      1,422
                                                 ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold                                 2,581       1,192
Borrowings under lines of credit                  2,589       4,266
                                                 ---------   --------
Net cash provided by  financing activities        5,170       5,458
                                                 ---------   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (3,986)        150
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         4,647         881
                                                 ---------   --------
CASH AND EQUIVALENTS, END OF PERIOD             $   661     $ 1,031
                                                =====================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

Property under capital lease acquisition            113         -

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest        $   374    $   335




                        See accompanying notes

                          SIGMA DESIGNS,INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Balance sheet information as of January 31, 1996 was
derived from the Company's audited consolidated financial
statements.   All other information is unaudited, but in the
opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 1996 are not necessarily indicative of results to be expected for the entire year. All financial information included herein has been restated to reflect the combined operating results and financial position of both Sigma Designs and Active Design Corporation
(Active Design) in connection with the merger transaction described in Note 4, below.

   This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1996 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following:

                               October 31, 1996  January 31, 1996
                                          (In thousands)
   Finished goods                   $1,384            $1,497
   Work-in process                   2,050             1,524
   Raw materials                     3,023             2,477
   Less reserves                    (2,454)           (3,454)
                                  ----------        ----------
   Total inventories               $ 4,003            $2,044
                                  ===========       ==========

3. Net income (loss) per share was based on the weighted average common shares and dilutive common share equivalents.
Common equivalent shares were excluded in periods with losses as they were anti-dilutive. The increase in the number of shares for the periods ended October 31, 1996 was due to the common share equivalents of outstanding options, the shares issued in a private placement completed in the fourth quarter of fiscal 1996 and the shares issued in the acquisition of Active Design completed in the second quarter of fiscal 1997.

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

Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had net income of $1,062,000 ($0.09 per share) on net sales of $12,727,000 for the fiscal quarter ended October 31, 1996 compared to a net loss of $1,522,000 ($0.20 per share) on net sales of $6,210,000 for the same quarter in the prior year. The financial results of the fiscal quarter ended October 31, 1996 were also a significant improvement over the immediate prior fiscal quarter ended July 31, 1996 in which the Company reported net income of $349,000
($0.03 per share) on net sales of $10,078,000 million.

Sales of multimedia chipsets represented 58% of net sales as compared with 21% for the same quarter last year which is consistent with the Company's plans to focus on chipset and OEM sales. Sales to one domestic customer accounted for 11% of net sales while sales to two international customers accounted for 23% each of net sales respectively in the quarter ended October 31, 1996. The Company's international sales represented 64% of net sales in the quarter ended October 31, 1996 as compared with 75% in the comparable quarter of the prior year. Sales for the quarter ended October 31, 1996 also included some sales of graphics chips that were developed by Active Design.

The Company's gross margin as a percentage of net sales for the quarter ended October 31, 1996 increased to 35.4% from 31.9% reported in the same period of the prior year. The increase was primarily due to a change in product mix, particularly, to chipset sales which have higher profit margins.

Sales and marketing expenses decreased by $128,000 (7.7%) as compared to the corresponding period of the prior year. The decrease was due to the Company's continued emphasis on chipset and OEM sales and less focus on retail channels which require more advertising, promotion and trade show expenses. Research and development expenses, remained relatively consistent with the prior year, decreased by $81,000 (6.4%) as compared
to the same period of last year.   General and administrative expenses
increased by $176,000 (31.7%) as compared to the same corresponding period of the prior year. The increase in general and administrative costs included the expenses related to the SEC stock registration for Active Design's shareholders and also reflected higher technical recruiting expenses.

FINANCIAL CONDITION

The Company had cash and short term investments of $12.9 million at October 31, 1996, as compared with $ 15.6 million at January 31,
1996.   The Company's primary sources of funds to date have been
cash generated from operations, proceeds from previous stock offerings and bank borrowings under lines of credit. The Company believes that its current cash and short term investments reserve combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its needs for the next twelve months. Beyond the next twelve months, the Company believes that to the extent it does not generate positive cash flow from operations that it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly results have been in the past and may be in the future vary due to a number of factors, including but not limited to new product introduction by the Company and its competitors;
market acceptance of the Company's products such as the Explorer chipset for used with notebook computers, the REALmagic 2D/3D graphic chips;
shift in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventories obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual properties or a loss of key personnel. Any unfavorable change in the foregoing or other factors could have a material effect on the Company's business, financial and results of operations.

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

Date:  December 6, 1996                  SIGMA DESIGNS,INC.


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