Form 10-K
period 1997-01-31
SIGMA DESIGNS INC
filed 1997-05-01
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15116
                               Sigma Designs, Inc.
             (Exact name of Registrant as specified in its charter)

              California                              95-2848099
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)

 46501 Landing Parkway, Fremont, California             94538
  (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (510) 770-0100
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days. Yes  X    No
                                     ----     ----



Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                          [X]



The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,147,312 as of April 9, 1997 based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date.

There were 11,095,786 of the Registrant's Common Stock issued and outstanding on April 9, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 6, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


ITEM 1.  BUSINESS

Overview
The following business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements s a result of certain factors, including those set forth under "Certain Factors Affecting Business, Operating Results, and Financial Condition" and elsewhere in this Annual Report on Form 10-K.

Sigma Designs, Inc. ("Sigma" or the "Company") designs, manufactures (using subcontractors), and markets multimedia products for use with personal computers. The emergence of multimedia technology in the personal computer (PC) market has dramatically changed the way in which users interact with computers. Multimedia integrates different elements, such as sound and video, to enhance the computing experience and deliver a heightened sense of realism. Through its REALmagic product line incorporating Moving Picture Experts Group (MPEG) technology, Sigma Designs has become a leader in this emerging market.

Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion pictures appeared jerky, and video was confined to small window sizes. MPEG, a defined International Standards Organization (ISO) standard for compression, eliminated those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD-ROM. A single CD-ROM using the MPEG compression technique can store up to 74 minutes of full-motion video and audio.

With MPEG technology, producers can create (and users can enjoy) an interactive, television-like experience on a desktop PC. The result is a significant new visual impact, thereby opening possibilities for a wide range of entertainment, education, training, and business presentation applications.

In an effort to complement its current technologies, the Company entered into an agreement and plan of reorganization (Agreement) with Active Design Corporation in April 1996 under which the Company was the surviving entity in a merger transaction accounted for as a pooling of interests. Active Design was a development stage company with primary activity in the development of semiconductor chips for use in PC graphics applications. Under the Agreement, Active Design exchanged all of its outstanding common and preferred stock into approximately 1,124,000 shares of the Company's common stock, based on the exchange ratio of one share of Active Design into .22 shares (exchange ratio) of the Company's stock. The Company also assumed all 1,042,000 outstanding options to acquire shares of common stock of Active Design at the exchange ratio, resulting in 229,240 options to acquire the Company's common stock.


The REALmagic MPEG Standard
Since its first shipment in November 1993, REALmagic technology has received widespread support from PC industry leaders, software developers, and OEM and retail customers.


         Partnership with PC Industry Leaders


         Sigma has received endorsement for its REALmagic technology from companies such as Hewlett-Packard, Hughes Network Systems, IBM, Microsoft, Oracle Corporation, Novell, Silicon Graphics, Starlight Networks, and Sun Microsystems. On the operating system side REALmagic is supported by Microsoft Windows 95 and IBM O/S 2. Additionally, both Novell and Starlight Networks have products that are compatible with REALmagic in a network environment.

         Widespread Support from Software Developers



         Support for Sigma's REALmagic MPEG standard has grown rapidly in the software development community. Three years ago, the Company listed fifty authorized REALmagic software developers; by the end of fiscal 1996, Sigma's roster of developers rose to more than 1,200, including Activision, Tsunami Media, Mindscape, Time Warner, and Interplay. This widespread developer support has led to the introduction of more than 500 off-the-shelf business applications in the REALmagic format.

The REALmagic DOS MPEG Applications Programming Interface (API) has become the industry standard for MPEG software development, further evidence of widespread support from the software development community. With its robust functionality, the REALmagic API is currently the preferred technology available for creating fully interactive MPEG software titles.


         Support from OEMs


         In the U.S., Zenith Data Systems, Zenon Technology, Inc., and PREMIO Express, the direct marketing arm of Compu Trend Systems, Inc., have purchased REALmagic Maxima boards for installation inside their multimedia PCs. Additionally, many VARs have taken shipments of REALmagic boards for systems targeted at vertical kiosk, business training, and presentation applications. In the Far East where the popularity of karaoke and videoCD has made REALmagic a well received product, the Company's OEM customers include NEC in Japan and Hyundai in Korea.


         Acceptance by the Retail Channel


         In addition to international distributors, national U.S. distributors such as Ingram Micro, Inc. and Tech Data are carrying REALmagic products--further evidence of the channel's acceptance of and interest in MPEG technology.


REALmagic Business Strategies
Sigma's corporate objective is to continue to be a leading provider of MPEG multimedia products that enable full-screen, full-motion, TV-like quality video on the standard desktop and the notebook PC. To accomplish this goal the Company intends to promote widespread acceptance of REALmagic technology. The key parts of this strategy include:


         Encourage   Continued   Development  of  Software  Utilizing  REALmagic
Technology


         The Company continues to encourage widespread software title development by providing free technical support and licensing its comprehensive API free of charge to all developers who wish to publish REALmagic-compatible software titles.


         Win More OEM Partnerships and Further Penetrate the Retail Channel


         To establish REALmagic as a true standard, the Company will continue to seek design wins with major PC manufacturers worldwide, in which the OEMs will factory-install REALmagic boards or chipsets inside their multimedia PCs. On the retail side, the Company's systems integration sales team will continue to work with its network of national distributors and special VARs to distribute its high-end REALmagic playback card. In Europe and Asia Pacific, the Company will continue to expand its relationship with distributors as well as OEMs and VARs. In addition, the Company will seek to sell to add-on card manufacturers who will, in turn, market to owners of 486 and Pentium PCs.


         Introduce New Generations of REALmagic, Offer REALmagic products at Competitive Prices, and Continually Reduce Product Costs



         A significant aspect of the Company's product strategy is to include the sale of REALmagic chipsets in its product line and continue developing newer versions and generations of REALmagic products, including chipsets for both desktop and notebook PCs. The general direction is to continue to offer consumers with better-featured and lower-priced products over time. The intention is to stay at least one step ahead of competition.


REALmagic Products
The Company offers a complete family of REALmagic products including:

o REALmagic Maxima--An MPEG playback card designed to eliminate compatibility issues with graphics cards by using Analog Overlay Technology. The Maxima accelerates MPEG video to a guaranteed 30 frames per second playback rate with high-quality CD sound at resolutions of up to 1280 x 1024, which is in compliance with the MPC3 industry standard for MPEG video playback. The REALmagic drivers guarantee compatibility with all interactive MPEG titles available today and all future titles that are OM-1 compatible.

o    REALmagic  Pro  Chipset--In   October  1995,  the  Company   announced  the
     availability for sale of the REALmagic Pro chipset. This chipset has the following distinctive features:

     o Very high quality MPEG playback through 16 million color MPEG video; horizontal and vertical bilinear interpolation; digital brightness, contrast, and saturation adjustment

     o The use of Sigma's REAL Overlay chip, enabling mixing MPEG video and PC graphics at resolutions up to 1600 x 1200 with an 85 Hz non-interlaced refresh rate

     o   100% Windows 95 and MPC3 compliance

     o   100% OM-1 and REALmagic compatibility

     o   Direct interface for NTSC/PAL decoder to support TV tuner input

o REALmagic Explorer--In November 1995, the Company announced the introduction of the REALmagic Explorer chipset. This chipset puts MPEG-1 digital video playback in ZV port PC cards for the new generation of notebook computers. The main features of this chipset include:
     o   MPEG-1 video  playback  with 16 million  colors
     o MPEG-1 audio layers I and II n 100% REALmagic and OM-1 standard compatibility n MPC3 standard compliance
     o   Windows 95 Plug and Play

o REALmagic64/GX video and graphics accelerator chip--In July 1996, the Company announced the introduction of this chip for the commercial and home desktop PC market. The REALmagic 64/GX includes an optimized 64-bit graphics accelerator engine, unique motion-video acceleration hardware, and a highly-tuned memory interface. This chip has the following distinctive features:

     o The 64-bit architecture supporting REALmagic 64/GX yields 20% faster GUI acceleration than competitive products.

     o The video engine includes a YUV to RGB color-space converter to accelerate decompression and a hardware scaler to provide smooth horizontal and vertical scaling.

     o DRAM support of 1 MB to 4 MB enables the accelerator to be integrated with machines at a variety of price/performance levels.

Marketing and Sales
Sigma Designs currently distributes its products through sales to national and regional distributors, VARs, and OEMs in the U.S. and throughout the world. The company's U.S. distributors include Ingram Micro, Inc. and Tech Data, and its OEMs include Zenith Data Systems, Zenon Technology, and PREMIO Express. The Company's international distributors are strategically located in many countries around the world. Although the Company was profitable throughout all four quarters of fiscal 1997, there can be no assurance that the Company will achieve sufficient sales so as to maintain profitability in fiscal 1998.

The Company generally acquires and maintains products for distribution through retail channels based on forecasts rather than firm purchase orders. Additionally, the Company generally acquires for sale to its OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancellable without substantial penalty from such OEM customers. The Company currently places noncancellable orders to purchase semiconductor products from its suppliers on a twelve- to sixteen-week lead time basis. Consequently, if, as a result of inaccurate forecasts or cancelled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on the Company's financial condition.


Research and Development
As of January 31, 1997, the Company had a staff of 43 research and development personnel, which conducts all the Company's product development. The Company is focusing its development efforts primarily on MPEG multimedia products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

To achieve and maintain technological leadership, the Company must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include compatibility with emerging standards and multiple platforms, improvements to the REALmagic architecture, and enhancements to the REALmagic API. There can be no assurance that the Company will be able to make any such advancements in the REALmagic MPEG technology of, if they are made, that the Company will be able to market such advancements to maintain profitability and its technological leadership.

During fiscal 1997, fiscal 1996, and fiscal 1995, the Company's research and development expenses were $ 4,688,000, $4,499,000, and $4,349,000, respectively. The Company plans to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.


Competition
The market for MPEG multimedia products is highly competitive. Although the Company does not believe that any products sold by a third party are in direct competition with the REALmagic decoding card in terms of price and performance, the possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of REALmagic technology. The Company believes that many computer product manufacturers are developing MPEG products that will compete directly with REALmagic products in the near future.

The Company believes that the principal competitive factors in the market for MPEG multimedia hardware products include time for market for new product introductions, product performance, compatibility to industry standards, price, and marketing and distribution resources. The Company believes that it competes most favorably with respect to time to market, product performance, and price of its REALmagic products. Moreover, the Company believes that the acceptance of the REALmagic API as an industry standard for software development could provide a significant competitive advantage for the Company. However, there can be no assurance that the Company's lead time in product introduction will be sustained.

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


Licenses, Patents, and Trademarks
The Company is seeking patent protection for the basic architecture of the REALmagic Producer (the Company's video encoding product), as well as certain software and hardware features in current and future versions of REALmagic. The Company currently has eight pending patent applications for its REALmagic technology. Four patents have been issued to the Company. There can be no assurance that more patents will be issued or that such patents, even if issued, will provide adequate protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers, suppliers, and employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.


Manufacturing
To reduce overhead expenses, along with capital and staffing requirements, the Company currently uses third-party contract manufacturers to fulfill its manufacturing needs. All of the chips used by the Company to make its decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is a sole source of supply to the Company of the respective chips produced by such supplier.

The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, and costs. Any delay or interruption in the supply of any of the components required for the production of REALmagic products could have a material adverse impact on the sales of the Company's products and, thus, on the Company's operating results.


Backlog
Since the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. The customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, the Company's backlog has not been reflective of future sales. The Company also expects that in the near term, its backlog will continue to be not indicative of future sales.


Employees
As of January 31, 1997, the Company had 86 full-time employees, including 43 in research and development, 22 in marketing, sales, and support, 7 in operations, and 14 in finance and administration.

The Company's future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical, marketing, engineering, and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are satisfactory.


Certain Factors Affecting Business, Operating Results, and Financial Condition In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27 A(I) of the Securities Act of 1933, as amended, and in Section 21E(I) of the Securities Act of 1934, as amended. Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, the Company is not able to predict such events with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on the Company's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter. In particular, the Company believes the following facts could affect forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.


         History of Operating Losses
         The Company incurred significant losses in fiscal 1993, 1994, 1995, and 1996 and had substantial negative cash flow in fiscal 1992, 1993, 1994, 1995, and 1996. Since the introduction of the Company's REALmagic MPEG product line in November 1993, the Company has invested heavily in marketing and technological innovation for its REALmagic products. As a result, the Company experienced significant losses through fiscal 1996. Fiscal 1994, 1995, and 1996 also included significant losses associated with products other than those related to the REALmagic technology. Since inception, the Company's total accumulated deficit is $33,114,000. There can be no assurance that the Company will continue to sell its new REALmagic products in substantial quantities or generate significant revenues from such sales. Although the Company was profitable in fiscal 1997, there can be no assurance that the Company will continue to achieve profitable operations in any future fiscal quarter or fiscal year or that profitable operations, if achieved, will be sustainable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         Marketing Risks
         The Company's ability to increase its sales, achieve profitability, and maintain REALmagic as a PC industry multimedia standard depends substantially on the Company's ability to achieve a sustained high level of sales to new OEM customers. To date, the Company has successfully shipped its REALmagic products to certain OEM customers, including NEC and Toshiba in Japan, Hyundai in Korea, and Zenon Technology, PREMIO Express, and Zenith Data Systems in the U.S. The Company has not executed volume purchase agreements with any of the Company's customers, and these customers are not under any obligation to purchase any minimum quantity of the Company's products. Although the Company is continually engaged in marketing efforts directed to sales of REALmagic products to additional U.S. and international OEMs and has achieved a number of design wins, the Company has not achieved bundling agreements with OEM customers to ensure success of the REALmagic product line. Moreover, even if the Company continues to achieve new design wins, there can be no assurance that PC manufacturers will purchase the Company's products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. Based on its experience in the personal computer industry, the Company expects that its actual sales to OEM customers will experience significant fluctuations, and estimates of future sales with respect to any particular customer or groups of customers are inherently uncertain.


The Company's ability to achieve sustained profitability also depends on a substantial increase in sales of REALmagic products through domestic and international distributors for resale through retail channels. In fiscal 1997, Ingram Micro, Inc. was the only customer to which sales comprised over 10% of consolidated revenue. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. Regardless of particular contractual rights, however, the failure of Ingram Micro, Inc. or other distributors to achieve sustained sell-through of REALmagic products could result in product returns or collection problems, contributing to fluctuations in the Company's results of operations. There can be no assurance that the Company will be successful in maintaining a significant market for its REALmagic products.


         Dependence on Development of Software Titles by Third Parties
         The Company depends on third-party content developers to create, produce, and market software titles that will operate in the REALmagic format. No software developer is contractually obligated to produce a REALmagic-compatible title. There can be no assurance that third-party software developers will continue to produce a substantial number of software titles, or that they will produce enough software titles to develop and sustain a significant market in REALmagic products. Moreover, there can be no assurance that any individual software titles will be of high quality or that they will achieve market acceptance. There can also be no assurance that current popular software titles will be introduced in the REALmagic format. Because the Company has no control over the content of the titles produced by software developers, the software titles developed may represent only a limited number of software categories and are likely to be of varying quality.

Currently, more than 500 interactive MPEG off-the-shelf business applications are available in the MPEG format. The Company has licensed the REALmagic API to over 1,200 software developers for development of REALmagic-compatible programs. However, the number of software titles to be developed by such software companies cannot be predicted. There can be no assurance that any software develop who develops a REALmagic-compatible title will actively promote the product or develop follow-on titles. Moreover, there can be no assurance that any published title will have the quality or price characteristics required to be commercially successful or that titles compatible with the REALmagic format will be allotted retail shelf space. Future sales of REALmagic products will likely depend on retailers' carrying compatible software titles on the shelf.

To further establish the Company's technology as a standard, the Company announced in October 1995 its strategic direction of selling chipsets to add-on card and computer manufacturers. The REALmagic Pro chipset became available in January 1996. This chipset will enable other companies to manufacture 100% OM-1 and REALmagic-compatible MPEG playback cards capable of playing the growing number of MPEG software titles on the market. In addition, the Company announced the REALmagic Explorer chipset in November 1995, which will enable OEM customers to build type II ZVport-compatible PC cards for MPEG-1 video and audio playback, bringing MPEG technology to notebook computers for the first time. In July 1996, the Company entered the graphics market with announcement of its 2D VGA chip. In December 1996, the Company announced a 2D/3D graphics chip. Any production delay or failure to bring any of the chipsets to market could adversely affect the Company's market position by limiting chipset acceptance by computer manufacturers.

         Technological Change
         The market for multimedia PC products is characterized by rapidly changing technology and user preferences, evolving formats for compression of video and audio data, and frequent new product introductions. Even though REALmagic products and related software titles have gained initial market acceptance, the Company's success will depend, among other things, on the Company's ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

To achieve and maintain technological leadership, the Company must continue to make technological advancements in the area of MPEG video and audio decoding. These advancements include compatibility with emerging standards and multiple platforms, improvements to the REALmagic architecture, enhancements to the REALmagic API, and the achievement of these enhancements. There can be no assurance that the Company will be able to make any such advancements to its REALmagic technology or that, if such advances are made, the Company will be able to achieve and maintain technological leadership. Any material failure of the Company or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of the Company's technology and the introduction and sale of future products based on the Company's technology. There can be no assurance that products or technologies developed by others will not render obsolete the Company's technology and the products based on the Company's technology.

To remain competitive, the Company must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. No assurance can be given that the Company will be able to successfully complete the design of its new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products, contributing to fluctuations in operating results from quarter to quarter. The introduction of new products also requires the Company to carefully manage its inventory to avoid inventory obsolescence. In addition, new products typically have higher initial component costs than more mature products, possibly resulting in downward pressures on the Company's gross margins.


         Competition
         The market for multimedia PC products is highly competitive. While the Company does not believe that any product sold by a third party is directly competitive with REALmagic products at this time in terms of price and performance, the possibility that other companies with more experience and financial resources may develop a competitive product may inhibit continued acceptance and future growth of REALmagic technology. REALmagic has earned its position as a leading product for the PC largely because of its affordable consumer price point. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products on the PC platform. These include S3, Cirrus Logic, ATI, Windbond, and SGS Thompson. Also, several OEMs and microprocessor companies possess proprietary video compression technology that may compete with MPEG-based products. These include IBM, Intel, Mediamatics, and ESS Technology. Most of these companies have substantial experience and expertise in audio, video, and multimedia technology and in producing and selling consumer products through retail distribution, as well as substantially greater engineering, marketing, and financial resources than the Company. Competitors of the Company may form cooperative relationships, which could present formidable competition to the Company. There can be no assurance that REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services, and technologies that currently exist, are under development, or may be announced by competitors.

         Reliance on a Single Line of Products
         The Company's business strategy has been to focus on REALmagic products by investing heavily in PC-based MPEG technology. In the fiscal year ended January 31, 1997, sales of multimedia products accounted for virtually all of net sales. A decline in market demand for multimedia products would adversely affect the Company's operating results. The Company's present reliance on REALmagic products is exacerbated by the fact that multimedia product sales are concentrated in the personal computer industry. A decline in demand for PCs could have a material adverse effect on the Company's operating results and financial condition.


         Variability of Operating Results
         The Company's operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the Company's products by OEMs, software developers, and end users; the success of the Company's promotional programs; gains or losses of significant customers; reductions in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's ability to protect its intellectual property; and loss of key personnel. In addition, sales to OEM customers are subject to significant variability from quarter to quarter, depending on OEMs' timing and release of products incorporating REALmagic technology, experience with sell-through of such products, and inventory levels.

The market for consumer electronics products is characterized by significant seasonal swings in demand, which typically peak in the fourth calendar quarter of each year. Since the Company expects to derive a substantial portion of its revenues from the sales of REALmagic products in the future and the demand for such products will depend in part on the emergence of digital video technology, the Company's revenues may vary with the availability of and demand for DVD titles. Such demand may increase or decrease as a result of a number of factors that cannot be predicted, such as consumer preferences and product announcements by competitors. Announcements of directly competing products will likely have a negative effect on operating results. Based on the Company's experience, the Company believes that a substantial portion of its shipments will occur in the third month of a quarter, with significant shipments completed in the latter part of the third month. This shipment pattern may cause the Company's operating results to be difficult to predict. The Company currently places noncancellable orders to purchase semiconductor products from its foundries on a long lead time basis. Consequently, if, as a result of inaccurate forecasts or cancelled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, inventory levels could be disproportionately high, requiring significant working capital, negatively affecting operating results.


         Manufacturing Risks
         The REALmagic multimedia card is composed of four VLSI chips, each of which is presently manufactured by an outside supplier or foundry. These suppliers are Toshiba, IBM, Analog Devices, and Orbit Semiconductor, each of which is a sole source supplier to the Company of their respective chip. The Company does not have long-term contracts with such suppliers and conducts business with its suppliers on a written purchase order basis. The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, certain process technologies, and reduced control over delivery schedules, manufacturing yields, and costs. Although delays or interruptions have not occurred to date, an delay or interruption in the supply of any of the components required for the production of the REALmagic multimedia card currently obtained from a single source could have a material adverse impact on sales of REALmagic products by the Company and, thus, on the Company's business.

The Company must provide its suppliers with sufficient lead time to meet forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially adversely affect the Company's ability to produce REALmagic products in sufficient quantities. No assurance can be given that the Company's forecasts regarding new product demand will be accurate, particularly since the Company sells REALmagic products on a purchase order basis. Manufacturing the REALmagic chipsets is a complex process, and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company's ability to meet customer demand for its products. Any such delay in delivering products in the future could materially and adversely affect the Company's operating results. In addition, should any of the Company's major suppliers be unable or unwilling to continue to manufacture the Company's key components in required volumes, the Company would have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy the Company's requirements on a timely basis.

In the past, the Company has experienced production delays and other difficulties, and the Company could experience similar problems in the future. In addition, there can be no assurance that a product defect will not escape identification at the factory, possibly resulting in unanticipated costs, cancellations, or deferrals of purchase orders or costly recall of products from customer sites.


         Dependence on Key Personnel
         The Company's future success depends in large part on the continue service of its key technical, marketing, sales, and management personnel. Given the complexity of REALmagic technology, the Company is dependent on its ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic products who will be required to refine the existing hardware system and API and to introduce enhancements in future applications. The multimedia PC industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. The Company does not have "key person" life insurance policies on any of its employees.


         Limited Intellectual Property Protection
         The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company currently holds four patents covering the technology underlying the REALmagic products, and the Company has filed certain patent applications and is in the process of preparing others. There can be no assurance that any additional patents for which the Company has applied will be issued or that any issued patents will provide meaningful protection of its product innovations. The Company, like other emerging multimedia companies, relies primarily on trade secrets and technological know-how in the conduct of its business. In addition, the Company is relying in part on copyright law to protect its proprietary rights with respect to REALmagic technology.

The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not the outcome of such litigation is favorable to the Company. Moreover, in the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop noninfringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because the Company does not yet have a large portfolio of issued patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

         Change in Business Plan

         The Company altered its business plan with the acquisition of Active Design and the elimination of all product lines other than multimedia REALmagic products. As a result of the change in business strategy, the Company experienced significant alteration in the its number and organization of employees. This change will continue to place a substantial strain on the Company's management, operational, financial, and accounting resources. The Company must be evaluated in light of the costs, delays, and other difficulties frequently encountered in a rapidly changing business enterprise.

The integration of Active Design into the Company's business is requiring the Company to compete in a new market segment that is highly competitive. If larger companies that possess significantly greater development resources and budgets than the Company compete in this marker segment, the ability of the Company to achieve market acceptance for its products could be materially and adversely affected. Additionally, there can be no assurance that the products expected to be introduced in this market segment will be successfully developed on time, or free from significant errors or programming errors, or that the Company will obtain significant purchase orders for these products. If the Company does achieve a material market share, there can be no assurance that the Company will be able to sustain or increase such market share of that the Company will be able to maintain acceptable gross margins for the products. Failure to achieve significant commercial revenues or profitability could have a material adverse effect on the Company's business, financial condition, and results of operations.


         International Operations
         During the fiscal years ended January 31, 1997, 1996. and 1995, sales to international customers accounted for approximately 72%, 63%, and 36% of the Company's net sales, respectively. The Company anticipates that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of net sales. In addition, some of the foundries that manufacture the Company's products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars. Due to the concentration of international sales and the manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries. The Company does not currently engage in any hedging activities to mitigate exchange rate risks. To the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.


         Volatility of Stock Price
         The  market  of  the  Company's   Common  Stock  has  been  subject  to
significant volatility, which is expected to continue. Factors such as announcements of the introduction of new products by the Company or its competitors and market conditions in the technology, entertainment, and emerging growth company sectors may have a significant impact on the market price of the Company's Common Stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies such as those in the electronics industry. Such volatility has often been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the price of the Common Stock.


ITEM 2.  FACILITIES
The Company currently leases a 50,000 square feet facility in Fremont, California that is used as the Company's headquarters. The lease will expire in March 1999. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.

ITEM 3.  LEGAL PROCEEDINGS


The Company is not  involved  in any legal  proceedings  that it  believes  will
materially  and  adversely   affect  its  financial   condition  or  results  of
operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable


EXECUTIVE OFFICERS OF THE COMPANY


The executive officers and directors of the Company and their ages as of April 1, 1997 are as follows:

     Name                   Age             Position
    -----                  ----             ---------
Thinh Q. Tran              43       Chairman of the Board, President, and
                                     Chief Executive Officer
Silvio Perich              48       Senior Vice President, Worldwide Sales
Jacques Martinella         41       Vice President, Engineering
Dan Chen                   47       Senior Vice President, Technology
Prem Talreja               43       Vice President, Marketing
Kit Tsui                   47       Director of Finance, Acting Chief Financial
                                     Officer, and Secretary
Julien Nguyen              39       Director
William J. Almon(1)(2)     63       Director
William Wang(1)(2)         33       Director
--------------------------------------------------------------------------------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

Mr. Tran, a founder of the Company, has served as President Chief Executive Officer, and Chairman of the board of Directors since February 1982. Prior to joining the Company, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

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

Mr. Martinella joined the Company in May 1994 as Director, VLSI Engineering. In December 1995, Mr. Martinella became Vice President, Engineering. From June 1990 to April 1994, Mr. Martinella served in engineering and management positions at Weitek, a microchip manufacturer. In addition, Mr. Martinella was an engineer at National Semiconductor, a semiconductor manufacturer, from June 1092 to June 1990.

Dr. Chen joined the Company in June1996 as Senior Vice President, Technology. From May 1995 to May 1996, Dr. Chen was President of Active Design Corp., a private PC graphics company. From August 1994 to My 1995, Dr. Chen was Vice President of ASIC technology at Advance Logic, a custom chip design company. From May 1991 to August 1994, Dr. Chen was Technical Director in charge of the Windows graphics accelerator product line at Trident Microsystems, Inc., a graphics chip design company. From August 1985 to April 1991, Dr. Chen was a Technical Director at GM Hughes Electronics, a defense electronics company. From 1978 to 1985, Dr. Chen held various senior engineering positions at Mattel Electronics and Xerox Corporation.

Mr. Talreja joined the Company in March 1996 as Vice President, Marketing. From June 1994 to February 1996, Mr. Talreja was Director, Marketing of OPTi, Inc., an ASIC design company. From April 1991 to May 1994, Mr. Talreja was Marketing Manager of Cirrus Logic Inc., a diversified semiconductor company. From June 1988 to March 1991, Mr. Talreja was Vice President, Marketing of Able Communications, a private telecommunications company. From January 1984 to May 1988, Mr. Talreja was Marketing Manager of Siemens Semiconductor, a semiconductor company. From January 1979 to April 1988, Mr. Talreja was Product Marketing Manager of Inmos Corporation, an ASIC design company.

Ms. Tsui joined the Company in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990 and became Acting Chief Financial Officer and Secretary in December 1996.

Mr. Nguyen has served as a Director since October 1993. Since November 1996, Mr. Nguyen has served as Chairman and Chief Executive Officer of Novita Communications, Inc., a private Java software company. From February 1995 to October 1996, he served as Co-Chairman and Chief Technical Officer of the Company. From August 1993 until January 1995, he served as the Vice President, Engineering and Chief Technical Officer of the Company. From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive Officer of EMI. From June 1991 to May 1992, Mr. Nguyen served as the Chairman of Photon Machines. From 1986 to 1991, Mr. Nguyen worked at Radius, Inc. as Director of Product Development.

Mr. Almon has served as a Director of the company since April 1994. In May 1994, he became Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices.
From 1958 until 1987, Mr. Almon held various management positions with IBM Corporation, most recently as Vice President, Low End Storage Products.
Mr. Almon also serves as a Director of Read Rite Corporation.

Mr. Wang became a Director of the Company in October 1995. From January 1995 to the present, Mr. Wang has served as Chairman of the Board, Chief Executive Officer, and President of Diva Technology and has served since January 1996 as a Director of Diva LABS. From 1990 to April 1997, Mr. Wang served as Chairman of the Board and Chief Executive Officer of MAG Innovision Co., Inc., a company that acts as the international sales representative for MAG Technology Co. Ltd. of Taiwan, a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America in the Video Display Division.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Sigma Designs' common stock has been traded in the over-the-counter market under the Nasdaq symbol "SIGM" since the Company's initial public offering on May 15, 1986. The table below sets forth the high and low closing prices in the Nasdaq National Market for the quarters indicated.

                                              Fiscal 1997          Fiscal 1996
                                              -----------          ------------
                                            High       Low       High      Low
                                            ----       ---       ----      ----
First quarter ended April 30               11 5/8     8 1/16     7         4 1/2
Second quarter ended July 31               13 1/2     7 1/4      6 7/8     4 1/4
Third quarter ended October 31              9 7/8     7 1/4      6 5/8     4 3/8
Fourth quarter ended January 31            11 5/8     7 3/8      8 7/8     4 3/4

As of March 31, 1997, the Company had 265 shareholders of record. The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance the future growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data derived from the audited financial statements for the years ended January 31, 1993, 1994, 1995, 1996, and 1997.

                        Selected Financial Five-Year Data



Year ended January
(In thousands, except           1997       1996        1995         1994       1993
 per share data                -------------------------------------------------------
and number of employees)

Net revenues                  $ 41,214   $ 26,374    $ 43,700    $ 34,989    $ 27,058

Net income (loss)                1,529    (14,708)     (8,773)    (29,546)     (7,166)

Net income (loss) per share       0.14      (1.88)      (1.20)      (5.15)      (1.37)

Working capital                 20,164     11,461      17,446      15,117      33,696

Total assets                    37,915     24,843      33,387      26,639      44,267

Shareholders' equity            21,017     12,581      18,721      16,499      37,788

Number of employees                 86         60         138         151         195


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

During the fiscal year ended January 31, 1997, the Company acquired Active Design Corporation, a development stage company with primary activity in the development of semiconductor chips for use in PC graphics applications. This acquisition complemented the Company's plan to focus on multimedia products. For the fiscal year ended January 31, 1997, the Company's net sales reached $41.2 million, up 56 percent from $26.4 million reported in fiscal 1996. This increase in sales was primarily attributable to increased sales of MPEG boards and chipsets to OEMs, in accordance with the Company's plans to focus on chipsets and place more emphasis on OEM sales for the next generation of its MPEG-based REALmagic product line. Net income for the fiscal year ended January 31, 1997 was $1.5 million as compared to a net loss of $14.7 million from the prior fiscal year.

SALES

The following table sets forth the Company's net sales in each of its product groups for the last three fiscal years:

 (In thousands)              Fiscal 1997   Fiscal 1996     Fiscal 1995
---------------------------------------------------------------------
Multimedia products:

     MPEG Boards          $     16,295   $     24,661   $     30,345
     Chipsets                   23,111             --             --
     Accessories                 1,026             --             --

Display systems                     --          1,554          7,887

CPU boards                          --             52          2,050

Other                              782            107          3,418
                        ---------------------------------------------
  TOTAL NET SALES         $     41,214   $     26,374   $     43,700
                        ---------------------------------------------



The multimedia product group includes chipsets for high performance 2D and 3D graphics acceleration for PC manufacturers and add-on card makers, as well as complete MPEG playback solutions for both desktop and notebook computers. The "other" sales category consists primarily of sales of surplus and obsolete inventories, sales of components to service centers, and contract revenue. The Company completely eliminated its non-multimedia businesses in fiscal 1997, including display systems and CPU boards.

The Company's net sales increased 56 % in fiscal 1997, as compared to a 40% decrease in fiscal 1996. The increase in sales in fiscal 1997 was primarily attributable to the Company's efforts to increase OEM sales. The reduction of sales in 1996 was primarily attributable to the elimination of non-multimedia product lines and the Company's transition to the next generation of MPEG products.

The following table sets forth the Company's sales by domestic distribution channels and international sales for each of the last three fiscal years:

(In thousands)                      Fiscal 1997     Fiscal 1996    Fiscal 1995
------------------------------------------------------------------------------
Domestic Sales
     Retail                        $      9,139   $      7,736   $     17,722
     OEMs                                 2,497          1,906         10,070
                                 ---------------------------------------------
     Total Domestic Sales                11,636          9,642         27,792
                                 ---------------------------------------------

International Sales
     Asia Pacific                        26,708         13,274         10,222
     Europe                               2,400          3,243          5,415
     Canada                                 470            215            271
                                 ---------------------------------------------
     Total International Sales           29,578         16,732         15,908
                                 ---------------------------------------------

                                 ---------------------------------------------
  TOTAL NET SALES                  $     41,214   $     26,374   $     43,700
                                 ---------------------------------------------


The percentages of the Company's net sales attributable to domestic retail sales were 22% in fiscal 1997, 29% in fiscal 1996, and 41% in fiscal 1995. The percentages of the Company's net sales attributable to domestic OEM sales were 6% in fiscal 1997, 7% in fiscal 1996, and 23% in fiscal 1995. Although domestic OEM sales increased in absolute dollars in fiscal 1997, the increase was negligible in terms of the Company's overall revenue increase, which caused the percentage of domestic OEM sales to decrease slightly in fiscal 1997. The percentages of the Company's net sales attributable to international sales were 72% in fiscal 1997, 63% in fiscal 1996, and 36% in fiscal 1995. In fiscal 1997, the Company's international sales concentrated on three Asian countries--Taiwan, Hong Kong, and Japan. Taiwan accounted for 42% of the Company's net sales in fiscal 1997, Hong Kong accounted for 9%, and Japan accounted for 7%.

In fiscal 1997, domestic sales increased 21% over fiscal 1996, and international sales increased almost 77%, with a significant portion of the increase coming from sales to overseas OEMs. The increase in international sales was due to the popularity of full-motion video in international markets, resulting in a higher product demand.

GROSS MARGIN

The Company's gross margin as a percentage of net sales was approximately 36%, 3%, and 15% in fiscal 1997, 1996, and 1995, respectively. The increase in gross margin in fiscal 1997 was largely attributable to the higher gross margin in multimedia chipset products. In fiscal 1997, the gross margin of MPEG boards and chipsets was recorded at 30% and 47%, respectively. The comparatively low gross margin in fiscal 1996 and 1995 was primarily the result of inventory reserves and write-offs in connection with the Company's strategic move away from non-multimedia products and the transition to a new generation of MPEG-based products. Excluding the impact of such reserves and write-offs, the Company's annual gross margin was 36%, 26%, and 23% in fiscal 1997, 1996, and 1995, respectively. Although the Company attempts to minimize the impact of such product transitions, the market for the Company's products is volatile and subject to the impact of changes in technology and other competitive factors (see "Factors Affecting Future Operating Results") and, as a result, there is no assurance that the Company will not have similar reserves and write-offs in the future.

OPERATING EXPENSES

Sales and marketing expenses decreased $2.4 million, or 30%, in fiscal 1997 over fiscal 1996. The reduction was primarily due to (i) the elimination of SDIS, the Company's monitor subsidiary in fiscal 1997; (ii) a change in sales strategy, emphasizing less retail distribution and more chipset and OEM sales, resulting in a reduction in media advertising and trade show expenses; and (iii) a reduction in software development to promote the use of customized MPEG-based products. Sales and marketing expenses decreased $1.1 million, or 12% in fiscal 1996 over fiscal 1995, reflecting a more focused approach to marketing concentrated on chipset and OEM sales.

Research and development expenses increased $189,000, or 4%, in fiscal 1997 over fiscal 1996. The increase was largely due to research and development expenses incurred in connection with the acquisition of Active Design Corporation and the development of graphics chips. Research and development expenses increased $150,000, or 3%, in fiscal 1996 over fiscal 1995. This increase was attributable to a combination of the elimination of display system research and development efforts associated with the display systems product line and the absorption of R&D expenses in connection with the acquisition of Active Design Corporation.

The Company's general and administration expenses in fiscal 1997 decreased $1,221,000, or 29%, over fiscal 1996. The decrease was primarily due to the elimination of SDIS, the Company's display systems subsidiary, and general cost reduction efforts by the Company. The Company completed its acquisition of Active Design Corporation in fiscal 1997, which resulted in a $230,000 non-recurring merger expense charged to general and administration expenses. The same expenses increased $687,000, or 20%, in fiscal 1996 over fiscal 1995. The increase was largely attributable to $1,500,000 of accounts receivable reserves recorded in fiscal 1996 in connection with the write-down of certain assets of SDIS to net realized value.

EARNINGS PER SHARE

The Company reported net income per share $0.14 in fiscal 1997, as compared to a loss per share of $1.88 in fiscal 1996. The turnaround was due to a combination of higher sales, improved gross margin, and reduction in operating expenses as the Company continued to place its focus on chipset and OEM sales. The loss of $1.88 per share in fiscal 1996 was primarily attributable to a low level of sales inadequate to cover operating expenses and reserves recorded in connection with the elimination of SDIS. In fiscal 1995, the Company reported a loss per share of $1.20 due primarily to lower than expected sales, reserves recorded by the SDIS subsidiary, increased marketing expenses to promote REALmagic products worldwide, and significant R&D expenses related to the cost of supporting third-party software developers in their development of REALmagic-compatible titles.

FINANCIAL CONDITION

The Company had cash, cash equivalents, and short-term investments of $18.8 million at January 31, 1997, compared with $15.6 million at January 31, 1996. This increase was primarily attributable to $6.8 million (net of expenses) raised from the exercise of warrants and the exercise of options by employees under the Company's ISO plans, in addition to $4.4 million of cash borrowed under bank lines of credit; offset by net cash used for operations of $7.5 million. The Company also experienced significant increases in its accounts receivable and inventory during fiscal 1997, largely due to a higher sales volume and longer customer payment terms common in the OEM market, as compared to revenue patterns in fiscal 1996.

The Company's primary sources of funds to date have been cash generated from operations, proceeds from common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its cash needs for the next twelve months. As of January 31, 1997, the Company had $10.8 million outstanding under a $12 million bank line of credit that expires in September 1997 and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also has a $6 million bank line of credit available that expires in September 1997 and is secured by the Company's accounts receivable, inventories, equipment, and intangibles. Beyond the next twelve-month period, the Company believes that to the extent it does not generate cash from operations, it may have to raise additional capital through either public or private offerings of its common stock or from additional bank financing. There is no assurance that such capital will be available to the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's annual and quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the Company's products: shifts in demand for the Company's products; gains or losses of significant customers; reduction in selling prices; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual property; or loss of key personnel. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company operates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sigma's financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning the Company's directors is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The  information  required  by this item  regarding  executive  compensation  is incorporated by reference from the information set forth in the sections entitled "Election of Directors--Compensation of Directors" and "Management--Officer Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled "Management--Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference from the information set forth in the section entitled "Management--Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)

1.  Financial Statements
The following documents are filed as part of this report:                   Page

Independent Auditors' Report                                                F-1
Consolidated Balance Sheets as of January 31, 1997 and 1996                 F-2
Consolidated Statements of Operations for the years ended
January 31, 1997, 1996, and 1995                                            F-3
Consolidated Statements of Shareholders' Equity for the years
ended January 31, 1997, 1996, and 1995                                      F-4
Consolidated Statements of Cash Flows for the years ended
January 31, 1997, 1996, and 1995                                            F-5
Notes to Consolidated Financial Statements                                  F-6

2.  Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Schedule II - Valuation and Qualifying Accounts and Reserves                S-1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on January 10, 1997, announcing the resignation, for personal health reasons, of Q. Binh Trinh, Vice President, Finance and Chief Financial Officer.

(c)   Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 30th day of April 1997.

                                          SIGMA DESIGNS, INC.

                                          By /s/ Thinh Q. Tran
                                            ------------------------------------
                                          Chairman of the Board,
                                          President and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Kit Tsui, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

    Signature                        Title                            Date

/s/ Thinh Q. Tran        Chairman of the Board, President,       April 30, 1997
                         and Chief Executive Officer
                         (Principal Executive Officer)

/s/ Kit Tsui             Director of Finance, Acting Chief       April 30, 1997
                         Financial Officer and Secretary
                         (Principal Financial and Accounting
                         Officer)

/s/ Julien Nguyen        Director                                April 30, 1997

/s/ William J. Almon     Director                                April 30, 1997

/s/ William Wang         Director                                April 30, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in Item 14.(a).2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
February 28, 1997

CONSOLIDATED BALANCE SHEETS
January 31, 1997 and 1996 (dollars in thousands)               1997        1996
--------------------------------------------------------------------------------

ASSETS
Current Assets:
   Cash and equivalents                                    $  6,945    $  4,647
   Short-term investments                                    11,801      10,966
   Accounts receivable (net of allowances:
     $892 in each year)                                      12,477       4,789
   Inventories - net                                          4,880       2,044
   Prepaid expenses and other assets                            581         760
                                                           --------    --------
      Total current assets                                   36,684      23,206

Equipment - net                                               1,098       1,497

Other assets                                                    133         140
                                                           --------    --------
Total                                                      $ 37,915    $ 24,843
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
   Bank line of credit                                     $ 10,831    $  6,392
   Accounts payable                                           3,286       2,869
   Accrued liabilities                                        2,066       2,066
   Accrued facilities                                           302         418
   Current portion of capital lease                              35          --
                                                           --------    --------
      Total current liabilities                              16,520      11,745
                                                           --------    --------
Accrued facilities - long term                                  311         517

Capital Lease - long term                                        67

Commitments (Notes 9 and 10)

Shareholders equity:
   Preferred stock - no par value: 2,000,000 shares
     authorized, no shares outstanding                           --          --
   Common stock - no par value: 20,000,000 shares
     authorized, shares outstanding:
      1997, 11,091,062; 1996, 9,847,921                      54,311      47,575
   Accumulated deficit                                      (33,114)    (34,769)
   Deferred stock compensation                                 (100)       (164)
   Shareholder note receivable                                  (80)        (80)
   Unrealized gain on securities available for sale              --          19
                                                           --------    --------
Shareholders equity                                          21,017      12,581
                                                           --------    --------
Total                                                      $ 37,915    $ 24,843
                                                           ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended January 31, 1997, 1996, and 1995
(dollars in thousands, except per share amounts)   1997        1996        1995
--------------------------------------------------------------------------------

Net Sales                                      $ 41,214    $ 26,374    $ 43,700
Costs and Expenses:
   Cost of sales                                 26,531      25,492      36,980
   Research and development                       4,688       4,499       4,349
   Sales and marketing                            5,541       7,952       9,022
   General and administrative                     2,987       4,208       3,521
   Restructuring charges (credit)                    --        (350)       (517)
                                               --------    --------    --------
      Total costs and expenses                   39,747      41,801      53,355
                                               --------    --------    --------
Income (loss) from operations                     1,467     (15,427)     (9,655)
   Interest income                                  594         449         474
   Interest expense                                (540)       (396)       (138)
   Gain (loss) from sale of investments              --         666         546
   Other income/expense                               8          --          --
                                               --------    --------    --------
Income (loss) before income taxes                 1,529     (14,708)     (8,773)
Provision for income taxes                           --          --          --
                                               --------    --------    --------
Net income (loss)                              $  1,529    $(14,708)   $ (8,773)
                                               ========    ========    ========
Net income (loss) per common share             $   0.14       (1.88)   $  (1.20)
                                               ========    ========    ========
Shares used in computation                       11,259       7,822       7,307
                                               ========    ========    ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                                                                                                Unrealized
                                                                                                               Gain (Loss)
                                                                                    Deferred   Shareholder  on Securities
Years ended January 31, 1997, 1996 and 1995        Common Stock    Accumulated         Stock          Note      Available
(Dollars in thousands)                             Shares   Amount     Deficit  Compensation    Receivable       for Sale     Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, February 1, 1994                      6,228,060  $27,544   $(11,045)        $   --         $  --          $  --   $16,499
   Sale of common stock                         1,130,000   12,959         --             --            --             --    12,959
   Common stock issued under stock plans          121,883      242         --             --            --             --       242
   Payment to E-Motions, Inc. shareholders             --   (1,925)        --             --            --             --    (1,925)
   Buy-back of Docupoint minority interest             --       --       (218)            --            --             --      (218)
   Unrealized loss on
     securities available for sale                     --       --         --             --            --            (63)      (63)
   Net Loss                                            --       --     (8,773)            --            --             --    (8,773)
                                                ---------  -------   --------          -----          ----           ----   -------
Balances, January 31, 1995                      7,479,943   38,820    (20,036)            --            --            (63)   18,721
   Common stock issued under stock plans          549,655      411         --             --           (80)            --       331
   Conversion of subordinated notes
      and issuance of warrants                  1,134,323    6,276         --             --            --             --     6,276
   Adjustment of E-Motions, Inc.
      purchase price                                   --       74         --             --            --             --        74
   Deferred stock compensation                         --      164         --           (164)           --             --        --
   Issuance of stock                              684,000    1,830        (25)            --            --             --     1,805
   Unrealized gain on securities
      available for sale                               --       --         --             --            --             82        82
Net Loss                                               --       --    (14,708)            --            --             --   (14,708)
                                                ---------  -------   --------          -----          ----           ----   -------
Balances, January 31, 1996                      9,847,921   47,575    (34,769)          (164)          (80)            19    12,581
   Common stock issued under stock plans          827,221    3,719         --             --            --             --     3,719
   Adjustment of E-Motions, Inc.
      purchase price                                   --       21         --             --            --             --        21
   Exercise of warrants                           415,920    3,011         --             --            --             --     3,011
   Amortization of deferred stock
      compensation                                     --      (15)        --             64            --             --        49
   Unrealized loss on securities
      available for sale                               --       --         --             --            --            (19)      (19)
   Active Design Corp. for the month ended
      February 29, 1996                                --       --        126             --            --             --       126
   Net Income                                          --       --      1,529             --            --             --     1,529
                                               ----------  -------   --------          -----          ----           ----   -------
Balances, January 31, 1997                     11,091,062  $54,311   $(33,114)         $(100)         $(80)          $ --   $21,017
                                               ==========  =======   ========          =====          ====           ====   =======

See notes to consolidated financial statements

                                       F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 1997, 1996, and 1995  (in thousands)             1997        1996        1995
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                    $  1,529    $(14,708)   $ (8,773)
Active Design net loss for the one month ended February 29, 1996          126          --          --
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Depreciation and amortization                                     1,054       1,346         774
      Gain from sale of investment                                         --        (666)       (205)
      Loss on disposal of assets                                           --          22          --
      Amortization of deferred stock compensation                          49          --          --
      Reduction in restructuring costs previously reported                 --        (350)       (517)
Changes in assets and liabilities:
   Accounts receivable                                                 (7,688)      7,169      (4,712)
   Inventories                                                         (2,836)      7,692         866
   Prepaid expenses and other                                            (130)        (76)        351
   Accounts payable                                                       417      (6,464)      5,126
   Accrued liabilities                                                    (22)       (243)     (1,793)
                                                                     --------    --------    --------
      Net cash used for operating activities                           (7,501)     (6,278)     (8,883)
                                                                     --------    --------    --------
Cash flows from investing activities:
   Purchases of short-term investments                                (11,801)    (10,947)    (10,472)
   Maturity of short-term investments                                  10,947       7,412       6,574
   Sales of long-term investments                                          --       1,560         844
   Equipment additions                                                   (345)       (786)       (721)
   Title development costs                                               (188)       (296)       (950)
   Other assets                                                             7          (1)       (305)
                                                                     --------    --------    --------
      Net cash used for investing activities                           (1,380)     (3,058)     (5,030)
                                                                     --------    --------    --------
Cash flows from financing activities:
   Bank lines of credit borrowings, net                                 4,439       4,682       1,710
   Common stock sold                                                    6,751       2,136      13,201
   Payment to E-Motions shareholders                                       --          --      (1,925)
   Proceeds from issuance of convertible debt and
     warrants - net                                                        --       6,276          --
   Repayment of capital lease obligation                                  (11)         (3)         --
   Proceeds from shareholder advance                                       --          11          --
                                                                     --------    --------    --------
      Net cash provided by financing activities                        11,179      13,102      12,986
                                                                     --------    --------    --------
Increase (decrease) in cash and equivalents                             2,298       3,766        (927)
Cash and equivalents:
   Beginning of period                                               $  4,647    $    881    $  1,808
                                                                     --------    --------    --------
   End of period                                                     $  6,945    $  4,647    $    881
                                                                     ========    ========    ========
Cash paid for interest                                               $    511    $    388    $    136
                                                                     ========    ========    ========
Cash paid for income taxes                                           $     --    $      3    $     --
                                                                     ========    ========    ========
Noncash investing and financing activities:
   Equipment acquired under capital leases                           $    113    $     38    $     38
                                                                     ========    ========    ========
   Issuance of common stock for notes receivable                     $     --    $     80    $     --
                                                                     ========    ========    ========
   Accretion of redeemable preferred stock redemption value          $     --    $     25    $     --
                                                                     ========    ========    ========
   Deferred stock compensation                                       $     --    $    164    $     --
                                                                     ========    ========    ========
   Conversion of subordinated debt to common stock and
     issuance of warrants                                            $     --    $  6,276    $     --
                                                                     ========    ========    ========
   Adjustment of E-Motions, Inc. purchase price                      $     21    $     74    $     --
                                                                     ========    ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For years ended January 31, 1997, 1996, and 1995

1.  DESCRIPTION  OF BUSINESS

Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company has also been in the business of developing, manufacturing and marketing graphics boards, display products and other board-level products for use with IBM, IBM-compatible and Apple Macintosh personal computers; however, at January 31, 1997, substantially all business activity related to multimedia devices and products. The Company sells its products to computer manufacturers and to retail chains, distributors and value-added resellers.

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

        Short-term investments represent government and corporate obligations with maturities at the date of acquisition of more than three months. Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Adoption of SFAS 115 had no material impact on the Companys consolidated financial position or results of operations. Short-term investments are carried as available for sale securities, are reported at fair market value and are classified as current assets as all maturities are within one year as follows (in thousands):

                                                        Market       Unrealized
January 31, 1997 (In thousands)            Cost          Value       Gain (Loss)
--------------------------------------------------------------------------------

Certificates of deposit                 $11,801        $11,801        $   --

Certificates of deposit at January 31, 1997 includes $10,830,000 which is restricted as to use because it is security for a bank line of credit (Note 8).


                                                       Market       Unrealized
January 31, 1996 (In thousands)           Cost          Value       Gain (Loss)
--------------------------------------------------------------------------------

Certificates of deposit                 $ 7,030        $ 7,030        $   --
Corporate obligations                     1,965          1,979        $   14
U.S. government obligations
 (primarily U.S. Treasury notes)          1,952          1,957             5
                                        -------        -------        ------
                                        $10,947        $10,966        $   19
                                        =======        =======        ======

        Inventories are stated at the lower of cost (first-in, first-out) or market.

        Title development costs represent payments made to support the external development of interactive MPEG compatible software titles, net of accumulated amortization and write downs to net realizable value. Costs are capitalized after technological feasibility is achieved. The Company amortizes these costs over the shorter of 12 months from the introduction of the title or pro rata over the estimated unit sales of the title. The Company evaluates the recoverability of these costs based on the on-going viability of specific titles and the anticipated net realizable value from related product sales. Amounts determined not to be realizable are expensed in the period of determination. Title development costs of $172,000 and $481,000, net of accumulated amortization of $51,000 and $91,000 were included in prepaids and other assets as of January 31, 1997 and 1996, respectively. Amortization expense related to title development costs was $497,000 and $71,000 in the year ended January 31, 1997 and 1996, respectively.

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

        Research and Development - expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development. Accordingly, software costs incurred after the establishment of technological feasibility have not been material and therefore have been expensed. All other research and development is expensed as incurred.

        Income Taxes - Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

        Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Companys cash and cash equivalents are on deposit with one financial institution. The Company's short-term investments are managed by a major domestic financial institution, in a portfolio with defined investment objectives of competitive money market returns, high liquidity and safety of capital. Its portfolio of short-term investments typically include United States government obligations and corporate obligations. From time to time, the Company also makes investments in certificates of deposit with financial institutions, outside of its third-party managed portfolio. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

        Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on February 1, 1997, January 27, 1996 and January 28, 1995, respectively. Fiscal 1997, 1996 and 1995 included 53, 52 and 52 weeks respectively.

        Net income (loss) per common and equivalent share is computed using the weighted average number of common shares outstanding and the dilutive effects of options and other common stock equivalents. For the years in which there was a net loss, common stock equivalents were not included in the calculation as their impact would be anti-dilutive.

        Fair Value of Financial Investments - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 107 Disclosure About Fair Value of Financial Instruments which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The Company believes that carrying amounts reported in the balance sheet for cash and or equivalents and the short-term investments as of January 31, 1997 approximate fair market value.

        Recently Issued Accounting Standard - In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

        SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were excercised or converted into common stock.

        If SFAS 128 had been in effect during the current and prior years, basic EPS would have been $0.15 in the year ended January 31, 1997 and would have not been significantly different for the years ended January 31, 1996 and 1995. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for each of the years.

3. ACQUISITION  OF  ACTIVE  DESIGN CORP.

On May 3, 1996, the Company aquired Active Design Corporation (Active Design) in a transaction accounted for as a pooling of interests. Active Design exchanged all of its outstanding common and preferred stock into approximately 1,124,000 shares of the Companys common stock, based on the exchange ratio of one share of Active Design into .22 share (exchange ratio) of the Company. The Company also assumed all 1,042,000 outstanding options to acquire shares of common stock of Active Design at the exchange ratio, resulting in 229,240 options to acquire the Companys common stock. Active Design was incorporated on May 17, 1995 and was a development stage company in the business of developing products for the multimedia market. As the merger has been accounted for as a pooling of interests, the consolidated financial statements have been restated to reflect the combined operations of the two companies. As the Company and Active Design had different year ends at the time of the aquisition, the consolidated statements of operations combine the Companys year ended January 31, 1997 and January 31, 1996 with Active Designs year ended January 31, 1997 and the period from May 17, 1995 (inception) through February 29, 1996, respectively. From its inception, through the date of the aquisition, Active Design did not generate any revenues; its net losses were $463,000 and $695,000 for the period from February 1, 1996 through May 3, 1996 (the date of aquisition) and for the period from May 17, 1995 (inception) through January 31, 1996, respectively.

        The following table shows the effect on the results of operations for the years presented herein prior to the acquisition discussed above (in thousands).

                                             Net Sales       Net Income (Loss)
--------------------------------------------------------------------------------
Year ended January 31, 1996:

Active Design (May 17, 1995 through
   February 29, 1996)                       $     --          $   (821)
Sigma Designs
   (year ended January 31, 1996)              26,374           (13,887)
                                            --------          --------
Combined                                    $ 26,374          $(14,708)
                                            ========          ========

Year ended January 31, 1997:
Active Design                               $     --          $   (463)
Sigma Designs (year ended
   January 31, 1997)                          41,214             1,992
                                            --------          --------
Combined                                    $ 41,214          $  1,529
                                            ========          ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For years ended January 31, 1997, 1996, and 1995

4. RESTRUCTURING

In July 1993, the Company made a decision to discontinue certain manufacturing operations and product lines and to focus attention on its new multimedia products. As a result of this decision, the Company recorded restructuring charges of $13,654,000. As a result of the finalization of the terms and circumstances related to subleasing the Companys excess facilities, the Company recorded a credit to the restructuring account of $517,000 in fiscal 1995. During fiscal 1996, the Company recorded a credit to the restructuring account of $350,000 as a result of signing a new sublease agreement with more favorable terms. The remaining accrual from this restructuring is a facilities accrual of approximately $613,000 related to the excess of the Companys lease commitment over the expected sublease income for the term of the lease.

5. INVENTORIES
Inventories at January 31 consist of:

(In thousands)                                 1997       1996
--------------------------------------------------------------
Finished goods                              $ 1,937    $ 1,497
Work in process                               3,333      1,524
Raw materials                                 2,064      2,477
Less reserves                                (2,454)    (3,454)
                                            -------    -------
Inventory  net                              $ 4,880    $ 2,044
                                            =======    =======

6. EQUIPMENT
Equipment at January 31 consists of:

(In thousands)                                 1997       1996
--------------------------------------------------------------
Computers and equipment                     $ 2,608    $ 2,749
Furniture and fixtures                        1,542      1,306
Other                                           403        346
                                            -------    -------
Total                                         4,553      4,401
Accumulated depreciation and amortization    (3,455)    (2,904)
                                            -------    -------
Equipment net                               $ 1,098    $ 1,497
                                            =======    =======

7. ACCRUED  LIABILITIES
Accrued liabilities at January 31 consist of:

(In thousands)                                  1997      1996
--------------------------------------------------------------
Other accrued liabilities                     $1,623    $1,657
Accrued salary and benefits                      443       409
                                              ------    ------
Total                                         $2,066    $2,066
                                              ======    ======

8. BANK  LINES  OF  CREDIT

The Company has $10,830,760 outstanding at January 31, 1997 under a $12,000,000 bank line of credit that expires in September 1997, bears interest at the banks index rate (4.250% at January 31, 1997) plus 2.5%, and is secured by funds on deposit in accounts which have been assigned to the lender. The Company also has no amounts outstanding at January 31, 1997 under a $6,000,000 bank line of credit that expires in September 1997, bears interest at the banks prime rate (8.5% at January 31, 1997) plus 1.25%, is secured by the Companys accounts receivable, inventories, equipment and intangibles, and restricts the Companys ability to declare or pay dividends.

9. LEASES

The Companys primary facility is leased under a noncancelable lease which expires in March 1999. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows:

Fiscal year                                    Capital              Operating
ending January 31:                              leases                 leases
--------------------------------------------------------------------------------
     1998                                         $ 44                $1,725
     1999                                           44                 1,318
     2000                                           26                    82
                                                  ----                ------
Total minimum lease payments                      $114                $3,125
Amount represents interest at a rate of 10.5%      (12)               ======
                                                  ----
Present value of minimum lease payments            102
Current portion                                    (35)
                                                  ----
Long-term portion                                 $ 67
                                                  ====

Approximately $613,000 of the operating lease commitment is included in accrued facilities as of January 31, 1997. Rent expense was $351,000, $316,000 and $344,000 for fiscal 1997, 1996 and 1995, respectively.

10. COMMITMENTS

The Company pays royalties for the right to sell certain products under various license agreements. During the years ended January 31, 1997, 1996 and 1995, the Company recorded royalty expense of $742,000, $643,000 and $508,000, respectively.

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

Stock Option Plan - The Company's 1994 stock option plan provides for the granting of options to purchase up to 2,400,000 shares of common stock at the fair market value on the date of grant. Of this amount, 1,000,000 shares were authorized for granting by the Board of Directors during fiscal year 1997. Generally, options granted under the 1994 plan become exercisable over a five=year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 1997 expire six to ten years from date of grant).

A summary of stock option activity follows:
                                                                    Outstanding Options

                                                                                     Weighted average
                                                          Number of shares        excercise price per share
-----------------------------------------------------------------------------------------------------------
Balances, February 1, 1994                                    1,044,731                      $3.58
   Granted                                                      910,000                       5.19
   Cancelled                                                   (200,939)                      6.23
   Exercised                                                   (110,451)                      1.65
                                                              ---------                      -----

Balances, January 31, 1995 (470,514 exercisable at
 a weighted-average price of $3.86)                           1,643,341                      $4.28
   Granted (weighted-average fair value of $6.07)             1,046,295                       3.55
   Cancelled                                                   (366,222)                      4.50
   Exercised                                                    (98,990)                      2.78
                                                              ---------                      -----

Balances, January 31, 1996 (701,938 exercisable at
 a weighted-average price of $4.17)                           2,224,424                      $3.97
   Granted (weighted-average fair value of $7.71)               326,000                       7.71
   Cancelled                                                   (144,509)                      4.78
   Exercised                                                   (813,536)                      4.21
                                                              ---------                      -----

Balances, January 31, 1997                                    1,592,379                      $4.57
                                                              =========                      =====


At January 31, 1997, options to purchase 441,362 shares were exercisable and 873,573 shares were available for future grant.

                         Options Outstanding      Options Exercisable
                         Number        Weighted   Weighted      Number          Weighted
       Range of      Outstanding at    Average    Average    Exercisable at      Average
       Exercise       January 31,     Remaining   Exercise    January 31,       Exercise
        Prices           1997            Life       Price        1997             Price
-----------------------------------------------------------------------------------------
$ 0.0875  - 0.2272       207,342         8.55      $0.21          45,422         $0.17
  3.5000  - 5.5000     1,054,787         5.75       4.62         383,943          4.58
  5.6300  - 8.7500       330,250         9.28       7.12          11,997          6.18
------------------     ---------         ----      -----         -------         -----
$ 0.0875  - 8.7500     1,592,379         6.84      $4.57         441,362         $4.17
==================     =========         ====      =====         =======         =====

The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 1997 as such issuances have been at the fair value of the Companys common stock at the date of grant.

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Companys stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Companys calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended January 31, 1997 and 1996, respectively: expected life, 13 and 9 months following vesting; stock volatility, 87% and 87%; risk free interest rates, 5.6% and 5.9%; and no dividends during the expected term. The Companys calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards in fiscal 1997 and 1996 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $347,000 ($0.03 per share) and ($15,391,000) ($1.97 per share loss). However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for the years ended January 31, 1997 and 1996 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Employee Stock Purchase Plan - The Company's 1986 Employee Stock Purchase Plan provides for the sale of up to 200,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1997, 1996 and 1995, 13,685, 10,905 and 11,432 shares were purchased at an average price of $7.63, $5.15 and $5.35 per share, respectively.

Issuance of Common Stock and Warrants - On December 15, 1995, the Company issued convertible debt and warrants to purchase 415,921 shares of common stock at an exercise price of $7.62 per share for proceeds of $6,276,000 (net of issuance costs of $374,000). All such debt was converted to 1,134,323 shares of common stock on the same day. In addition, the warrants were fully exercised in the year ended January 31, 1997 for total proceeds of $3,170,000 which have been shown in the statement of shareholders equity for the year ended January 31, 1997 net of $159,000 of additional costs related to the original issuance of the convertible debt and the warrant.

12. INCOME  TAXES

As a result of its net operating loss carryforwards and net losses in fiscal 1996 and 1995, the Company recorded no income tax provision for any of the years presented.

        The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), effective at the beginning of fiscal 1995. SFAS 109 uses an asset and liability approach to comprehensive interperiod tax accounting. The impact of implementation of SFAS 109 was not significant.

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

        The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                             January 31,
(In thousands)                            1997        1996
----------------------------------------------------------
Deferred tax assets:
  Net operating losses and tax
     credit carryforwards             $ 16,803    $ 16,521
  Reserves not currently deductible      2,177       2,410
  Capitalized R&D expenditures             195         682
  Disqualified disposition                 201          --
  Other                                    137         184
                                      --------    --------
                                        19,513      19,797
Deferred tax liabilities:
   Capitalized software and title
   development                             (69)       (209)
                                      --------    --------
                                        19,444      19,588
Valuation allowance                    (19,444)    (19,588)
                                      --------    --------
Net deferred taxes                    $     --    $     --
                                      ========    ========

        SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complementary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not appropriate and, accordingly, has provided a valuation allowance.
        Net operating losses and tax credit carryforwards as of January 31, 1997 are as follows:

                                                       Expiration
(In thousands)                                              Years
-----------------------------------------------------------------

Net operating losses, Federal            $42,600        2006-2012
Net operating losses, State               19,800        1998-2000
Tax credits, Federal                         770        2006-2012
Tax credits, State                           430        2006-2012

        The Company's effective tax rate differs from the federal statutory rate as follows:

(In thousands)                         1997       1996       1995
-----------------------------------------------------------------

Computed at 35%                     $   535    $(4,860)   $(3,070)
Valuation allowance                    (144)     5,014      3,166
Other                                  (391)      (154)       (96)
                                    -------    -------    -------
Total                               $  --      $    --    $    --
                                    =======    =======    =======

13. CUSTOMER AND GEOGRAPHIC INFORMATION

        One domestic customer accounted for 11%, 11% and 18% of net sales in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, two international customers accounted for 23% and 20% of net sales, respectively. No international customers accounted for more than 10% of net sales in fiscal 1996 and 1995. The Company markets its products internationally through foreign distributors and OEMs. The following table represents a summary of domestic and export sales by geographic region.


(In thousands)              1997          1996             1995
-----------------------------------------------------------------
Net sales:
   Domestic              $11,636       $  9,642         $ 27,792
   Export sales:
      Asia Pacific        26,708         13,274           10,222
      Europe               2,400          3,243            5,415
      Canada                 470            215              271
                         -------       --------         --------
Total                    $41,214       $ 26,374         $ 43,700
                         =======       ========         ========

        Taiwan accounted for 42% of net sales in fiscal 1997. In fiscal 1996, Taiwan accounted for 11% of net sales, Japan accounted for 15%, and Hong Kong accounted for 10%. In fiscal 1995, Japan accounted for 12% of net sales.

14. CONTINGENCY

        The Company is party to various claims against it. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Companys financial position or results of operations.



           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                         BALANCE AT                       DEDUCTIONS:
                                        BEGINNING OF                      WRITE OFFS OF        BALANCE AT
CLASSIFICATION                              YEAR           ADDITIONS      ACCOUNTS(1)          END OF YEAR
--------------                         -------------       ---------      -------------        -----------
Allowance  for  returns  and
doubtful accounts, price protection,
and sales returns:

Year ended January 31,
1997                                      $  892,000        $ 165,000       $ 165,000            $ 892,000
1996                                       1,101,000          134,000         343,000              892,000
1995                                         885,000          351,000         135,000            1,101,000

Inventory reserves
Year ended January 31,
1997                                       $3,454,000           41,000       1,040,000           2,455,000
1996                                        5,620,000        5,588,000       7,754,000           3,454,000
1995                                        4,470,000        4,425,000       3,275,000           5,620,000

(1) Amount written off, net of recoveries.

                               INDEX TO EXHIBITS
                                                                                     SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                        DESCRIPTION                                                 PAGE
  3.1(1)       Restated Articles of Incorporation, as amended.

  3.2(2)       Bylaws of Registrant, as amended.

  4.1(1)       Article V of the Articles of Incorporation of Registrant
               (see Exhibit 3.1).

 10.1(3)       Distribution Agreement dated September 10, 1985.

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

 10.11(10)     Agreement and Plan of Reorganization by and among the Registrant,
               Sigma Acquisition Corporation and Active Design Corp. dated as of
               April 23, 1996.

 23.1          Independent Auditors' Consent of Deloitte & Touche LLP.

 24.1          Power of Attorney (included on page 21).

 27            Financial Data Schedule.

--------------------------------------------------------------------------------
(1) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.
(2) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
(3) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-4131) filed March 19, 1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, which Registration Statement became effective May 15, 1986.
(4) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
(5) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.
(6) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
(7) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-81914) filed July 25, 1994.
(8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.
(9) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-883) filed on February 2, 1996, Amendment No. 1 thereto filed April 30, 1996, Amendment No. 2 thereto filed May 14, 1996 and Amendment No. 3 thereto filed May 17, 1996.
(10) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

+ Pursuant to Rule 406(b) under the Securities Act, confidential treatment has been granted to portions of this exhibit, which portions have deleted and filed separately with the Securities and Exchange Commission.