Form 10-Q
period 1997-04-30
SIGMA DESIGNS INC
filed 1997-06-16
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     ( X ) Quarterly  report  pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934 for the quarterly period ended April 30, 1997 or

     (   ) Transition report pursuant to Section 13 or 15 (d) of the  Securities
           Exchange Act of 1934 for the transition period from __________ to __________.


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

                            Yes____X____ No________


As of May 31, 1997 there were 11,102,786 shares of the Registrant's Common Stock issued and outstanding.

                                TABLE OF CONTENTS



                               SIGMA DESIGNS, INC.



                                                                           PAGE



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets--April 30, 1997 and
             January 31, 1997                                                3

           Condensed Consolidated Statements of Operations--
             Three months ended April 30, 1997 and 1996                      4

           Condensed Consolidated Statements of Cash Flows--Three months
             ended April 30, 1997 and 1996                                   5

           Notes to Consolidated Financial Statements--April 30, 1997        6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                   9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               SIGMA DESIGNS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands.)

                                                 April 30,        January 31,
                                                   1997              1997
                                               ------------------------------
                                                         (Unaudited)

Assets

Current assets:
      Cash and equivalents                         $  1,439        $  6,945
      Short-term investments                         16,698          11,801
      Accounts receivable (net)                      11,435          12,477
      Inventories                                     7,907           4,880
      Prepaid expenses and other                        401             581
                                                   --------        --------
                   Total current assets            $ 37,880        $ 36,684

Equipment, net                                        1,083           1,098
Other assets                                            117             133
                                                   --------        --------
Total assets                                       $ 39,080        $ 37,915
                                                   ========        ========

Liabilities and shareholders' equity

Current liabilities:
      Bank line of credit                          $ 12,481        $ 10,831
      Accounts payable                                3,555           3,286
      Accrued liabilities                             2,001           2,101
      Accrued facilities                                226             302
                                                   --------        --------
                  Total current liabilities        $ 18,263        $ 16,520

Accrued facilities - long term                          308             311
Capital lease - long term                                53              67

Shareholders' equity:
      Common stock                                   54,326          54,311
      Accumulated deficit                           (33,699)        (33,114)
      Deferred stock compensation                       (91)           (100)
      Shareholder note receivable                       (80)            (80)
                                                   --------        --------
                  Total shareholders' equity         20,456          21,017

Total liabilities and shareholders' equity         $ 39,080        $ 37,915
                                                   ========        ========

                             See accompanying notes

                               SIGMA DESIGNS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per share data.)

                                                 For the three months ended
                                                         April 30,
                                                         ---------
                                                    1997        1996 (1)
                                                    ----        --------

Net sales                                           $  8,507    $  8,735

Costs and expenses:
      Cost of sales                                    5,931       5,768
      Sales and marketing                              1,294       1,274
      Research and development                         1,164       1,215
      General and administrative                         721         627
                                                    --------    --------
Total costs and expenses                               9,110       8,884

Loss from operations                                    (603)       (149)
Interest and other income                                  5          45
                                                    --------    --------

Net loss                                            $   (598)   $   (104)
                                                    --------    --------

Net loss per common share                           $  (0.05)   $  (0.01)
                                                    ========    ========

Shares used in computation                            11,101       9,610
                                                    ========    ========

(1) Results for the quarter ended April 30, 1996 were adjusted to include Active Design's net loss for the period.


                             See accompanying notes.

                               SIGMA DESIGNS, INC.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                        Three months ended
                                                           April 30,
                                                        1997       1996
                                                      --------    --------
Cash flows from operating activities
Net loss                                              $   (598)   $   (104)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                              152         141
Active Design net loss for the month
  ended February 29, 1996                                 --           126
Loss on disposal of assets                                   2          --
Changes in assets and liabilities:
     Accounts receivable                                 1,042      (3,132)
     Inventories                                        (3,027)     (1,295)
     Prepaid expenses and other                            155         (56)
     Accounts payable                                      269       2,902
     Accrued liabilities                                  (188)       (851)
     Other                                                --          (106)
                                                      --------    --------
Net cash used for operating activities                  (2,193)     (2,375)

Cash flows from investing activities
Purchase of short-term investments                     (16,685)    (13,408)
Maturity of short-term investments                      11,801      10,947
Equipment additions                                        (89)        (58)
                                                      --------    --------
Net cash used for investing activities                  (4,973)     (2,519)

Cash flows from financing activities
Common stock sold                                           15         445
Repayment of capital lease obligations                      (5)       --
Borrowings under lines of credit                         1,650       1,318
                                                      --------    --------
Net cash provided by financing activities                1,660       1,763

Net decrease in cash and equivalents                    (5,506)     (3,131)

Cash and equivalents, beginning of period                6,945       4,647
                                                      --------    --------

Cash and equivalents,  end of period                  $  1,439    $  1,516
                                                      ========    ========

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 April 30, 1997

1. Balance sheet information as of January 31, 1997 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 1997 are not necessarily indicative of results to be expected for the entire year. All financial information included herein has been restated to reflect the combined operating results and financial position of both Sigma Designs and Active Design Corporation (Active Design) in connection with the merger transaction described in Note 4 below.

     This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1997 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2.  Inventories consist of the following:

                                            (In thousands)
                                 April 30                  January 31
                                   1997                       1997
                               -------------              -------------
Finished goods                   $    4,264                 $    1,937
Work-in-process                       2,087                      3,333
Raw materials                         3,961                      2,064
Less: reserves                       (2,405)                    (2,454)
                               -------------              -------------
                                 $    7,907                 $    4,880
                               =============              =============


3. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered in the computation since their inclusion would be antidilutive. The increase in the number of shares for the period ended April 30, 1997 was due to the exercise of warrants and options.

4. On May 3, 1996, the Company completed its merger with Active Design in a transaction accounted for as a pooling of interests. The-pooling-of-interests method of accounting requires the Company to report financial results as though the transaction had occurred at the beginning of all periods presented. Accordingly, the Company's financial information for all periods in fiscal year 1997 reflects the combined financial position and results of operations of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company had a net loss of $598,000 ($0.05 per share) on net sales of $8,507,000 for the fiscal quarter ended April 30, 1997 compared to a net loss of $104,000 ($0.01 per share) on net sales of $8,735,000 for the same quarter in the prior year. Results for the fiscal quarter ended April 30, 1996 were adjusted to include net losses attributable to Active Design.

The following table sets forth the Company's net sales by product group:

                                                Three Months Ended
                                                     April 30,
                                          1997                      1996
                                      -------------             -------------
MPEG Boards                             $   3,431                $    4,783

Chipsets                                    3,133                     3,719
Accessories & other                         1,943
                                                                        233
                                      -------------             -------------
                                        $    8,507                $   8,735
                                      =============             =============


     MPEG-based boards and chipsets represented 77% of net sales for the fiscal quarter ended April 30, 1997 as compared with 97% for the same quarter last year. The decrease in sales in MPEG 1-based products reflected the Company's technology transition to focus on the next generation of MPEG 2-based product lines. Accessories represented 23% of net sales as compared with 3% for the same quarter last year . The increase in net sales in the accessories category primarily came from sales of the Company's video conferencing solution for notebook computers and DVD products. Sales to two international customers each accounted for 16% and 26% of net sales, respectively, in the fiscal quarter ended April 30, 1997, but no single domestic customer accounted for more than 10% of net sales in the same fiscal period. The Company's international sales represented 66% of net sales in the quarter ended April 30, 1997 as compared with 74% in the comparable quarter of the prior year.

     The Company's gross margin as a percentage of net sales for the quarter ended April 30, 1997 was 30% as compared with 34% for the same quarter last year. The decrease in gross margin was primarily due to increased sales in the accessories category which has a lower profit margin as compared with boards and chipsets.

     Sales and marketing expenses for the fiscal quarter ended April 30, 1997 remained relatively consistent with the same period last year. Research and development expenses decreased slightly by $51,000 (4%) as compared to the corresponding period of the prior year. General and administration expenses increased by $94,000 (15%) as compared to the same corresponding period of the prior year. The increase in general and administration costs was primarily due to increases in personnel expenses and higher legal and technical recruiting expenses. However, the overall operating expenses for the fiscal quarter ended April 30, 1997 decreased by $187,000 (6%) as compared with the immediate prior fiscal quarter ended January 31, 1997, reflecting management's focus on cost controls.

Financial Condition

The Company had cash and short-term investments of $18.1 million at April 30, 1997, as compared with $18.8 million at January 31, 1997. The Company's primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. The Company currently believes that its current cash and short-term investments reserves combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its cash needs for the next twelve months. Beyond the next twelve-month period, the Company believes that to the extent it does not generate positive cash flow from operations, it may have to raise additional capital through either public or private offerings of its common or preferred stock or from additional bank financing. There is no assurance that such capital will be available to the Company.

Factors Affecting Future Operating Results

The Company's quarterly results have in the past and may in the future vary due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular;
shifts in demand for the Company's products and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins; inventory obsolescence; an interrupted or inadequate supply of semiconductor chips; the Company's inability to protect its intellectual property; or loss of key sales, marketing, or research and development personnel. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the registrant during the quarter ended April 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 13, 1997                 SIGMA DESIGNS, INC.

                                     /s/ Thinh Q. Tran
                                     ------------------------------------------
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ Kit Tsui
                                     ------------------------------------------
                                     Director of Finance, Acting Chief
                                     Financial Officer and Secretary (Principal
                                     Financial and Accounting Officer)