Form 10-Q
period 1997-07-31
SIGMA DESIGNS INC
filed 1997-09-12
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997 or

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

                            Yes____X____ No________


As of August 31, 1997 there were 11,153,905 shares of the Registrant's Common Stock issued and outstanding.

                                TABLE OF CONTENTS


                               SIGMA DESIGNS, INC.



                                                                            PAGE



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed  Consolidated  Balance  Sheets--July  31, 1997 and
          January 31, 1997                                                   3

         Condensed   Consolidated   Statements  of  Operations--Three
          months and six months ended July 31, 1997 and 1996                 4

         Condensed Consolidated  Statements of Cash Flows--Six months
          ended July 31, 1997 and 1996                                       5

         Notes to Condensed Consolidated  Financial  Statements--July
          31, 1997                                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               SIGMA DESIGNS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands.)

                                                         July 31,    January 31,
                                                          1997          1997
                                                       -------------------------
                                                       (Unaudited)
Assets

Current assets:
      Cash and equivalents                               $  3,331      $  6,945
      Short-term investments                               16,956        11,801
      Accounts receivable (net)                            10,040        12,477
      Inventories                                           6,295         4,880
      Prepaid expenses and other                              585           581
                                                         --------      --------

                  Total current assets                   $ 37,207      $ 36,684

Equipment, net                                                993         1,098
Other assets                                                  117           133
                                                         --------      --------

Total assets                                             $ 38,317      $ 37,915
                                                         ========      ========

Liabilities and stockholders' equity

Current liabilities:
      Bank line of credit                                $ 13,466      $ 10,831
      Accounts payable                                      2,497         3,286
      Accrued liabilities                                   1,460         2,101
      Accrued facilities                                      314           302
                                                         --------      --------

                  Total current liabilities              $ 17,737      $ 16,520

Accrued facilities - long term                                 84           311
Capital lease - long term                                      45            67

Stockholders' equity:
      Preferred stock                                       4,270          --
      Common stock                                         54,430        54,311
      Accumulated deficit                                 (38,086)      (33,114)
      Deferred stock compensation                             (83)         (100)
      Shareholder note receivable                             (80)          (80)
                                                         --------      --------
                  Total stockholders' equity               20,451        21,017
                                                         --------      --------
Total liabilities and stockholders' equity               $ 38,317      $ 37,915
                                                         ========      ========
                             See accompanying notes.

                               SIGMA DESIGNS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per share data.)

                                      Three months ended      Six months ended
                                           July 31,               July 31,
                                        1997       1996        1997       1996
                                     --------    --------   --------    --------

Net sales                            $  8,593    $ 10,078   $ 17,100    $ 18,814

Cost and expenses:
      Cost of sales                     8,598       6,484     14,529      12,253
      Sales and marketing               1,147       1,442      2,441       2,716
      Research and development          1,231       1,055      2,395       2,270
      General and administrative        2,743         789      3,464       1,415
                                     --------    --------   --------    --------
                  Total costs          13,719       9,770     22,829      18,654

Income (loss) from operations          (5,126)        308     (5,729)        160
Interest and other income (expense)       (24)         41        (19)         85
Income tax credits                        824        --          824        --
                                     --------    --------   --------    --------
Net income (loss)                    $ (4,326)   $    349   $ (4,924)   $    245
                                     --------    --------   --------    --------
Dividend on preferred stock          $    (80)       --     $    (80)       --
Net income (loss) available to
      common stockholders            $ (4,406)   $    349   $ (5,004)   $    245
Net income (loss) per share          $ ( 0.40)   $   0.03   $  (0.45)   $   0.02
                                     ========    ========   ========    ========

Shares used in computation             11,135      11,377     11,118      11,059
                                     ========    ========   ========    ========


                             See accompanying notes.

                          SIGMA DESIGNS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                              (Unaudited)
                                                             Six Months Ended
                                                                 July 31,
                                                           1997          1996
                                                         --------      --------
Cash flows from operating activities
Net income (loss)                                        $ (4,924)     $    245
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Depreciation and amortization                                 227           259
Active Design net loss for the month
  ended February 29, 1996                                    --             126
Loss on disposal of assets                                     28          --
Changes in assets and liabilities:
     Accounts receivable                                    2,437        (5,328)
     Inventories                                           (1,415)       (1,218)
     Prepaid expenses and other                                (4)          234
     Accounts payable                                        (789)        1,022
     Accrued liabilities                                   (1,079)         (634)
     Other                                                    201          --
                                                         --------      --------
Net cash used for operating activities                     (5,318)       (5,294)

Cash flows from investing activities
Purchase of short-term investments                        (10,409)      (12,103)
Maturity of short-term investments                          5,299        10,947
Equipment additions                                          (133)         (218)
Other                                                          16             7
                                                         --------      --------
Net cash used for investing activities                     (5,227)       (1,367)

Cash flows from financing activities
Preferred stock sold                                        4,190          --
Common stock sold                                             119         1,843
Repayment of capital lease obligations                        (13)         --
Borrowings under lines of credit                            2,635           254
                                                         --------      --------
Net cash provided by financing activities                   6,931         2,097

Net decrease in cash and equivalents                       (3,614)       (4,564)
Cash and equivalents, beginning of period                   6,945         4,647
                                                         --------      --------
Cash and equivalents, end of period                      $  3,331      $     83
                                                         ========      ========

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 1997

1. Balance sheet information as of January 31, 1997 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 1997 are not necessarily indicative of results to be expected for the entire year. All financial information included herein has been restated to reflect the combined operating results and financial position of both Sigma Designs and Active Design Corporation (Active Design) in connection with the merger transaction described in Note 4 below.

     This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1997 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consist of the following:

                                     (In thousands)
                           July 31                   January 31
                             1997                       1997
                         -------------              -------------
Finished goods             $    3,715                 $    1,937
Work-in-process                 2,426                      3,333
Raw materials                   4,245                      2,064
Less: reserves                 (4,091)                    (2,454)
                         -------------              -------------
                           $    6,295                 $    4,880
                         =============              =============


3. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered in the computation since their inclusion would be antidilutive. The increase in the number of shares for the period ended July 31, 1997 was due to the exercise of warrants and options.

4. On May 3, 1996, the Company completed its merger with Active Design in a transaction accounted for as a pooling of interests. The-pooling-of-interests method of accounting requires the Company to report financial results as though the transaction had occurred at the beginning of all periods presented. Accordingly, the Company's financial information for all periods presented reflects the combined financial position and results of operations of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company had a net loss of $4,406,000 ($0.40 per share) on net sales of $8,593,000 for the fiscal quarter ended July 31, 1997 compared to net income of $349,000 ($0.03 per share) on net sales of $10,078,000 for the same quarter in the prior year. The loss for the second quarter was primarily due to a charge of $3,640,000 to write down excess inventories, including older MPEG and graphics products and associated receivables, as a result of the Company's decision to focus on the DVD market.

The following table sets forth the Company's net sales by product group:

                                    Three Months Ended
                                         July 31,
                                  1997             1996
                                -------           -------
MPEG Boards                     $ 5,262           $ 3,947
Chipsets                          2,941             5,685
Accessories & other                 390               446
                                -------           -------
                                $ 8,593           $10,078
                                =======           =======


     MPEG-based boards and chipsets represented 96% of net sales for the fiscal quarter ended July 31, 1997, unchanged from 96% for the same quarter last year. The 48% decrease in the Company's sales of chipsets reflected the Company's technology transition to focus on the next generation of MPEG 2-based product lines. The Company introduced its first DVD/MPEG-2 product during the first quarter of the fiscal year ending January 31, 1998. MPEG1- and MPEG2-based products accounted for 41% and 52% of net sales, respectively, in the second quarter ended July 31, 1997 as compared to 40% and 27%, respectively, in the first quarter ended April 30, 1997. Sales to one international customer and one domestic customer accounted for 36% and 13% of net sales, respectively, in the fiscal quarter ended July 31, 1997. The Company's international sales represented 48% of net sales in the quarter ended July 31, 1997 as compared with 63% in the comparable quarter of the prior year.

     The Company's gross margin as a percentage of net sales for the quarter ended July 31, 1997 was (0.06%) as compared with 36% for the same quarter last year. The significant decrease in gross margin was primarily due to the Company's decision to write down excessive inventories, which included older MPEG and graphics products and associated receivables.

     Sales and marketing expenses for the fiscal quarter ended July 31, 1997 decreased by $295,000 (20%) as compared to the same period last year. The decrease was largely due to a reduction in advertising-related expenses as the Company migrated its concentration from retail channels to OEM and corporate markets. Research and development expenses increased by $176,000 (17%) as compared to the corresponding period of the prior year. This increase reflected the Company's strategy of focusing on development efforts for its new generation of DVD/MPEG2-based products. General and administration expenses increased by $1,954,000 (248%) as compared to the same corresponding period of the prior year. The increase in general and administration costs was due to a charge of $1,937,000 for accounts receivable reserves in connection with sales of graphics products. Excluding this charge, general and administration expenses would have remained at approximately the same level as compared to the same corresponding period of the prior year.

Liquidity and Capital Resources

The Company had cash and short-term investments of $20.3 million at July 31, 1997, as compared with $18.8 million at January 31, 1997. The Company's primary sources of funds to date have been cash generated from operations, proceeds generated from the issuance of stock, and bank borrowings under lines of credit. The Company believes that its current cash and short-term investments reserve, combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its cash needs for the next twelve months. Beyond the next twelve-month period, the Company believes that to the extent it does not generate positive cash flow from operations, it may have to raise additional capital through either public or private offerings of its common or preferred stock or other securities or from additional bank financing. There can be no assurance that such capital will be available to the Company.

Factors Affecting Future Operating Results

The Company's quarterly results have in the past and may in the future fluctuate due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reductions in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials, the Company's inability to protect its intellectual property; or loss of key sales, marketing, or research and development personnel. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Liquidity and Capital Resources Section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Due to the factors noted above, the Company's future earnings and stock prices may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock. Further, the Company operates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None
(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter ended July 31 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 1997         SIGMA DESIGNS, INC.

                                   /s/ Thinh Q. Tran
                                  -----------------------------------------
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Kit Tsui
                                  -----------------------------------------
                                  Director of Finance, Chief
                                  Financial Officer and Secretary (Principal
                                  Financial and Accounting Officer)


Article 5:  Financial Data Schedule