Form 10-Q
period 1997-10-31
SIGMA DESIGNS INC
filed 1997-12-15
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes__X__ No_____

As of November 30, 1997 there were 11,441,468 shares of the Registrant's Common Stock issued and outstanding.

                                            TABLE OF CONTENTS


                                           SIGMA DESIGNS, INC.

                                                                                                    PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets--October 31, 1997 and January 31, 1997                3

         Condensed Consolidated Statements of Operations--Three months and nine months ended
           October 31, 1997 and 1996                                                                 4

         Condensed Consolidated Statements of Cash Flows--Nine months ended
           October 31, 1997 and 1996                                                                 5

         Notes to Condensed Consolidated Financial Statements--October 31, 1997                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                           11

SIGNATURES                                                                                          11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               SIGMA DESIGNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        October 31,  January 31,
                                                           1997          1997
                                                         --------      --------
                                                       (Unaudited)

Current assets:
     Cash and equivalents                                $  1,418      $  6,945
     Short-term investments                                17,018        11,801
     Accounts receivable - net                             11,383        12,477
     Inventories                                            6,344         4,880
     Prepaid expenses & other                                 384           581
                                                         --------      --------
       Total current assets                                36,547        36,684
Property and equipment, net                                   926         1,098
Other assets                                                  117           133
                                                         --------      --------

Total assets                                             $ 37,590      $ 37,915
                                                         ========      ========

Liabilities and stockholders' equity

Current liabilities:
     Bank line of credit                                 $ 13,166      $ 10,831
     Accounts payable                                       1,626         3,286
     Accrued liabilities                                    1,605         2,101
     Accrued facilities                                       319           302
                                                         --------      --------
       Total current liabilities                           16,716        16,520
Accrued facilities - long term                               --             311
Capital lease-long term                                        33            67
Stockholders' equity:
     Preferred stock                                        4,086          --
     Common stock                                          54,976        54,311
     Accumulated deficit & other                          (38,141)      (33,114)
     Deferred stock compensation                             --            (100)
     Stockholder note receivable                              (80)          (80)
                                                         --------      --------
       Total stockholders' equity                          20,841        21,017
                                                         --------      --------

Total liabilities and stockholders' equity               $ 37,590      $ 37,915
                                                         ========      ========

                             See accompanying notes.

                               SIGMA DESIGNS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per share data.)


                                        Three months ended     Nine months ended
                                            October 31,          October 31,
                                       1997        1996       1997        1996
                                     --------    --------   --------    --------

Net sales                            $ 10,022    $ 12,727     27,122      31,541

Cost and expenses:
     Cost of sales                      6,711       8,219     21,240      20,472
     Sales and marketing                  973       1,534      3,414       4,250
     Research and development           1,305       1,183      3,700       3,452
     General and administrative           797         731      4,261       2,147
                                     --------    --------   --------    --------
         Total cost and expenses        9,786      11,667     32,615      30,321

Income (loss) from operations             236       1,060     (5,493)      1,220
Interest and other income, net             57           2         38          87
Income tax credits                       --          --          824        --
                                     --------    --------   --------    --------
Net income (loss)                         293       1,062     (4,631)      1,307
                                     --------    --------   --------    --------
Dividend on preferred stock              (357)       --         (437)       --
Net income (loss) available to
     common stockholders             $    (64)   $  1,062   $ (5,068)   $  1,307
                                     ========    ========   ========    ========

Net income (loss) per common share   $  (0.01)   $   0.09   $  (0.46)   $   0.12
                                     ========    ========   ========    ========

Shares used in computation             11,158      11,441     11,132      11,075
                                     ========    ========   ========    ========


                             See accompanying notes.

                               SIGMA DESIGNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               October 31,
                                                           1997          1996
                                                         --------      --------
Cash flows from operating activities
Net income (loss)                                        $ (4,631)     $  1,307
Adjustments to reconcile net income (loss) to
net cash used for operating activities:
Depreciation and amortization                                 419           383
Active Design net loss for the month
  ended February 29, 1996                                    --             126
Loss on disposal of assets                                     28          --
Changes in assets and liabilities:
     Accounts receivable                                    1,094       (10,260)
     Inventories                                           (1,464)       (1,959)
     Prepaid expenses and other                               197           378
     Accounts payable                                      (1,660)        2,909
     Accrued liabilities                                   (1,040)         (491)
     Other                                                    201             8
                                                         --------      --------
Net cash used for operating activities                     (6,856)       (7,599)
                                                         --------      --------

Cash flows from investing activities
Purchase of short-term investments                        (16,977)      (12,197)
Maturity of short-term investments                         11,801        10,947
Equipment additions                                          (175)         (307)
Other                                                          16          --
                                                         --------      --------
Net cash used for investing activities                     (5,335)       (1,557)
                                                         --------      --------

Cash flows from financing activities
Preferred stock sold                                        4,190          --
Common stock sold                                             165         2,581
Repayment of capital lease obligations                        (26)         --
Borrowings under lines of credit                            2,335         2,589
                                                         --------      --------
Net cash provided by financing activities                   6,664         5,170
                                                         --------      --------

Net decrease in cash and equivalents                       (5,527)       (3,986)
Cash and equivalents, beginning of period                   6,945         4,647
                                                         --------      --------
Cash and equivalents, end of period                      $  1,418      $    661
                                                         ========      ========


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                October 31, 1997


1. Balance sheet information as of January 31, 1997 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 1997 are not necessarily indicative of results to be expected for the entire year. All financial information included herein has been restated to reflect the combined operating results and financial position of both Sigma Designs and Active Design Corporation (Active Design) in connection with the merger transaction described in Note 4 below.

     This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1997 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2.  Inventories consist of the following:

                                                         (In thousands)
                                                   October 31         January 31
                                                      1997              1997
                                                    -------           -------
Finished goods                                      $ 2,537           $ 1,937
Work-in-process                                       3,391             3,333
Raw materials                                         4,274             2,064
Less: reserves                                       (3,858)           (2,454)
                                                    -------           -------
                                                    $ 6,344           $ 4,880
                                                    =======           =======


3. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered in the computations for the 1997 periods since their inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilutive securities and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior periods, basic EPS would have been unchanged for the nine-month and three-month periods ended October 31, 1997 and $0.13 and $0.10 for the nine-month and three-month periods ended October 31, 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for each of the periods presented.

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

5. In July  1997 the  Company  issued  45,000  shares  of  Series  A  Non-voting
Convertible Preferred Stock and warrants to purchase 64,285 shares of the Company's Common Stock for net proceeds of approximately $4,190,000 (net of issuance costs of approximately $310,000). The warrants are exercisable at $9.425 per share beginning in January 1998 and expire in January 2001.

     The significant terms of the Series A Convertible Preferred Stock are as follows:

o Beginning 120 days from the date of issuance, each share of Series A Preferred Stock is convertible into Common Stock at a 10% discount from the low reported market price of the Company's Common Stock for the five days preceding the date of conversion (subject to certain limitations as defined in the Agreement). Under certain conditions, the Company may elect to repurchase the Series A Preferred Stock for a cash amount equivalent to the value of the converted Common Stock that would have been obtained upon conversion as described above. Any shares of Series A Preferred Stock outstanding on the second anniversary of their original issuance date will automatically convert into shares of the Company's Common Stock at the conversion rate described above.

o The holders of Series A Preferred Stock are entitled to receive quarterly dividends in cash or Common Stock of the Company at a rate of 3% per annum of the original issuance price.

o In the event of any liquidation, dissolution, or winding up of the Company, either voluntarily or involuntarily, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the assets and surplus funds of the Company to the holders of the Common Stock an amount equal to the original purchase price of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends to the date of liquidation. After payment has been made to the holders of the Series A Preferred Stock, the holders of the Company's Common Stock shall be entitled to receive the remaining assets of the Company.

     The 10% discount on conversion of Series A Preferred Stock into Common Stock as described above is considered a deemed preferential dividend to the holders of Series A Preferred Stock and, accordingly, a $500,000 deemed dividend has been accreted which for purposes of computing earnings per share reduces income available to common stockholders over the minimum conversion period of seven months. At October 31, 1997, $111,000 of deemed dividend remains to reduce future income available to common stockholders.

     In October 1997, holders of Series A Preferred Stock converted 4,800 shares of Preferred Stock into 97,116 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company had a net loss of $64,000 ($0.01 per share) on net sales of $10,022,000 for the fiscal quarter ended October 31, 1997 compared to net income of $1,062,000 ($0.09 per share) on net sales of $12,727,000 for the same quarter in the prior year. Excluding the dividend on preferred stock, the Company reported income of $293,000 for the third quarter of fiscal 1998. Revenues for the third quarter of fiscal 1998 were a significant improvement over the immediate prior quarter ended July 31, 1997, in which the Company reported net sales of $8,593,000.

The following table sets forth the Company's net sales by product group:

                                                        Three Months Ended
                                                             October 31,
                                                        1997              1996
                                                       -------           -------
MPEG Boards                                            $ 5,290           $ 4,884
MPEG & Graphic Chipsets                                  4,474             7,438
Accessories & other                                        258               405
                                                       -------           -------
                                                       $10,022           $12,727
                                                       =======           =======


     MPEG-based boards and chipsets represented 97% of net sales for the fiscal quarter ended October 31, 1997, unchanged from the same quarter last year. The decrease in the Company's sales of chipsets reflected the Company's technology transition to focus on the next generation of MPEG2-based product lines. During the third quarter of fiscal 1998, the Company discontinued its graphics development business. The Company introduced its first DVD/MPEG-2 product during the first quarter of the fiscal year ending January 31, 1998. MPEG1- and MPEG2-based products accounted for 53% and 35% of net sales, respectively, in the third quarter ended October 31, 1997 as compared to 41% and 52%, respectively, in the second quarter ended July 31, 1997. Sales to one international customer and one domestic customer accounted for 45% and 10% of net sales, respectively, in the fiscal quarter ended October 31, 1997. The Company's international sales represented 66% of net sales in the quarter ended October 31, 1997 as compared with 64% in the comparable quarter of the prior year.

     The Company's gross margin as a percentage of net sales for the quarter ended October 31, 1997 was 33.0% as compared with 35.4% for the same quarter last year. The decrease in gross margin was primarily due to a reduction in chipset sales, which have higher profit margins.

    Sales and marketing expenses for the fiscal quarter ended October 31, 1997 decreased by $561,000 (37%) as compared to the same period last year. The decrease was largely due to a reduction in advertising-related expenses, less commission- and personnel-related expenses as the Company concentrated more on OEM and corporate markets. Research and development expenses increased by $122,000 (10%) as compared to the corresponding period of the prior year. This increase was consistent with the Company's strategy of focusing on development efforts for its new generation of DVD/MPEG2-based products. General and administration expenses increased by $66,000 (9%) as compared to the same corresponding period of the prior year. The increase in general and administration costs was primarily due to higher legal and personnel expenses as well as expenses associated with elimination of the Company's graphics development business.

Liquidity and Capital Resources

The Company had cash and short-term investments of $18.4 million at October 31, 1997, as compared with $18.8 million at January 31, 1997. The Company's primary sources of funds to date have been cash generated from operations, proceeds generated from the issuance of stock, and bank borrowings under lines of credit. The Company believes that its current cash and short-term investments reserve, combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to satisfy its cash needs for the next twelve months. Beyond the next twelve-month period, the Company believes that to the extent it does not generate positive cash flow from operations, it may have to raise additional capital through either public or private offerings of its common or preferred stock or other securities, or from additional bank financing. The Company is considering alternatives for raising additional capital. There can be no assurance that such capital will be available to the Company.

Factors Affecting Future Operating Results

The Company's quarterly results have in the past and may in the future fluctuate due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reductions in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials; the Company's inability to protect its intellectual property; or loss of key sales, marketing, or research and development personnel. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased levels of economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None
(b)   Reports on Form 8-K
      No reports on Form 8-K were filed by the registrant during the quarter ended October 31 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 15, 1997                           SIGMA DESIGNS, INC.

                                                   /s/ Thinh Q. Tran
                                                   -----------------------------
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)


                                                   /s/ Kit Tsui
                                                   -----------------------------
                                                   Director of Finance, Chief
                                                   Financial Officer and
                                                   Secretary (Principal
                                                   Financial and Accounting
                                                   Officer)

Article 5:  Financial Data Schedule