Form 10-K
period 1998-01-31
SIGMA DESIGNS INC
filed 1998-05-01
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                            Commission File No.
  January 31, 1998                                             0-15116

                               Sigma Designs, Inc.
             (Exact name of Registrant as specified in its charter)

           California                                       94-2848099
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

46501 Landing Parkway, Fremont, California                      94538
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
                                    Yes X No
                                       ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                               [X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $47,623,896 as of April 15, 1998 based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date.

There were 11,905,974 of the Registrant's Common Stock issued and outstanding on April 15, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 12, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion pictures appeared jerky, and video was confined to small window sizes. MPEG, a defined International Standards Organization (ISO)
standard for video compression, eliminated many of those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD-ROM. A single CD-ROM using the MPEG compression technique can store up to 74 minutes of full-motion video and audio.

With MPEG technology, producers can create (and users can enjoy) an interactive, television-like experience on a desktop PC. The result is a significant new visual impact, thereby opening possibilities for a wide range of entertainment, education, training, and business presentation applications. In April 1997, the Company announced its entry into the Digital Video Disk ("DVD") market. A key element of the DVD specification is the use of MPEG-2 for digital video compression, a technology in which Sigma has established expertise. Sigma's REALmagic Hollywood and Ventura PC-based DVD solutions are extensions of the Company's MPEG expertise and provide a highly-integrated solution for the PC-DVD market.


The REALmagic MPEG Standard

Since its first shipment in November 1993, REALmagic technology has received support from PC industry leaders, software developers, and OEM and retail customers.


         Partnership with PC Industry Leaders

         Sigma has developed strategic partnerships to develop and market network streaming video products with companies such as Hughes Network Systems, IBM, Microsoft Corporation, Oracle Corporation, Silicon Graphics, Inc., Starlight Networks, Sun Microsystems, OptiVision, and First Virtual Corporation.

         Support from Software Developers

         Support for Sigma's REALmagic MPEG standard has grown to over 1,200 software developers. To further expand the list of developers, Sigma has worked directly with Microsoft on Microsoft's new streaming standard for MPEG-2 called DirectShow. Sigma Designs is the first and currently the only company shipping drivers with DirectShow support for streaming MPEG-2 video, making it the only recommended decoder for use with Microsoft's NetShow Theater video server.

Using the DirectShow standard, software developers can create streaming video applications with virtually any video server--without any C programming at all. This enables universities and corporations to get live video and video on demand applications online very rapidly, which shortens the sales process.

         Support from OEMs

         In the United States, Dell Computer Corporation, Compaq Computer Corporation, IBM, Hughes Network Systems, and OptiVision have purchased REALmagic cards for installation inside their systems for streaming video. Additionally, Philips, Sony, and several other companies market DVD kits that include REALmagic Hollywood playback cards, and several vendors base their DVD systems on REALmagic DVD playback cards.


         Acceptance by the Corporate Market

         REALmagic is the most well-known and most recognized brand name for MPEG video on PCs. Sigma Designs has developed this brand name through marketing campaigns and by building a reputation for delivering and supporting inexpensive MPEG decoders with robust, powerful, and flexible software drivers. This has made Sigma Designs' REALmagic the de factor standard for corporate market projects such as corporate-wide rollouts at Merrill Lynch, Smith Barney, and Wal-Mart.


REALmagic Business Strategy

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


         Win More OEM Partnerships and Further Penetrate the Corporate Market

         To establish REALmagic for MPEG-2 as a standard, the Company will continue to seek design wins with major PC manufacturers worldwide, in which the OEMs will factory-install REALmagic boards or chipsets inside their multimedia PCs. On the retail side, the Company's systems integration sales team will continue to work with its network of national distributors and special VARs to distribute its high-end REALmagic playback card. In Europe and Asia Pacific, the Company will continue to expand its relationship with distributors as well as OEMs and VARs. In addition, the Company will seek to sell chipsets to add-on card manufacturers that will, in turn, market to owners of Pentium PCs.


         Introduce New Generations of REALmagic, Offer REALmagic products at Competitive Prices, and Continually Reduce Product Costs

         A significant aspect of the Company's product strategy is to increase the sale of REALmagic chipsets while continuing to develop newer versions and generations of REALmagic products, including chipsets for both desktop and notebook PCs. The Company seeks to continue to offer consumers better-featured and lower-priced products over time.


REALmagic Products

The Company currently offers a complete family of REALmagic products including:

o REALmagic Hollywood--In April 1997, the Company announced its entry into the DVD market. The REALmagic Hollywood MPEG-2 playback card turns a PC into a full-featured DVD player that exploits many of the digital video and digital surround sound capabilities of the DVD format and upcoming MPEG-2 interactive titles. The REALmagic Hollywood DVD/MPEG-2 playback card displays flicker-free video at full-screen resolution, making video watching on a PC a new experience. Movies can be simultaneously displayed on the PC monitor and on a large-screen TV.

o REALmagic NetStream 2--In October 1997, the Company announced its entry into the MPEG-2 networked video market. Products in the NetStream family include specialized hardware and software developed specifically for delivering video to corporate desktops and can be used for both video on demand and broadcast video playback. NetStream 2 is an MPEG-2 playback card offering full plug and play installation and compatibility with a broad range of third-party applications, including video servers for video on demand, MPEG encoders for stored or real-time playback, satellite delivery systems, streaming video playback systems, and scores of customizable interactive training titles.

o REALmagic EM8300--In March 1998, the Company announced the introduction of the EM8300 REALmagic DVD/MPEG-2/MPEG-1 decoder IC. Integrating virtually all functions of a DVD decoder on one chip, the EM8300 is designed to provide a highly integrated, cost effective vehicle for high-quality DVD. The EM8300 feature set draws on Sigma's industry-leading experience in the DVD/MPEG-2 market with earlier designs such as the REALmagic Ventura and REALmagic Hollywood decoder cards. The result is a blend of performance and affordability that can be key to gaining market share in the rapidly growing DVD market.



Marketing and Sales

Sigma Designs currently distributes its products through sales to national and regional distributors, VARs, and OEMs in the U.S. and throughout the world. The Company's U.S. distributors include Ingram Micro, Inc. and Tech Data, and its OEMs include Kapok Computers, TigerDirect, Inc., Royal Computer, ASE Technologies, LungHwa Electronics Co., Ltd., Zenon Computer Systems, and others. The Company's international distributors are strategically located in many countries around the world.

The Company generally acquires and maintains products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, the Company generally acquires products for sale to its OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancellable without substantial penalty from such OEM customers. The Company currently places noncancellable orders to purchase semiconductor products from its suppliers on a twelve- to sixteen-week lead time basis. Consequently, if, as a result of inaccurate forecasts or cancelled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on the Company's financial condition.

Sales to distributors are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through of REALmagic products could result in product returns or collection problems, contributing to significant fluctuations in the Company's operating results.


Research and Development

As of January 31, 1998, the Company had a staff of 35 research and development personnel, which conducts all the Company's product development. The Company is focusing its development efforts primarily on MPEG multimedia products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

To achieve and maintain technological leadership, the Company must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, making improvements to the REALmagic architecture, and developing enhancements to the REALmagic API.

There can be no assurance that the Company will be able to make any such advancements in the REALmagic MPEG technology or, if they are made, that the Company will be able to market such advancements to maintain profitability and its technological leadership.

During fiscal 1998, fiscal 1997, and fiscal 1996, the Company's research and development expenses were $4,948,000, $4,688,000, and $4,499,000, respectively. The Company plans to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.


Competition

The market for MPEG multimedia products is highly competitive; companies such as C-Cube Microsystems have a high profile in the industry. Although the Company does not believe that any products sold by a third party are in direct competition with the REALmagic decoding card in terms of price and performance, the possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of REALmagic technology. The Company believes that many computer product manufacturers are developing MPEG products that will compete directly with REALmagic products in the near future.

The Company believes that the principal competitive factors in the market for MPEG multimedia hardware products include time to market for new product introductions, product performance, compatibility with industry standards, price, and marketing and distribution resources. The Company believes that it competes most favorably with respect to time to market, product performance, and price of its REALmagic products. Moreover, the Company believes that the acceptance of the REALmagic API as an industry standard for software development could provide a significant competitive advantage for the Company. However, there can be no assurance that the REALmagic API will be established as an industry standard or that the Company's lead time in product introduction will be sustained.


Licenses, Patents, and Trademarks

The Company is seeking patent protection for certain software and hardware features in current and future versions of REALmagic. The Company currently has eleven pending patent applications for its REALmagic technology. Six patents have been issued to the Company. There can be no assurance that more patents will be issued or that such patents, even if issued, will provide adequate protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers, suppliers, and employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.


Manufacturing

To reduce overhead expenses, along with capital and staffing requirements, the Company currently uses third-party contract manufacturers to fulfill all of its manufacturing needs, including chipset manufacture and board-level assembly. All of the chips used by the Company to develop its decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is a sole source of supply to the Company of the respective chips produced by such supplier.

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

Backlog

Since the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. However, the customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, the Company's backlog has not been reflective of future sales. The Company also expects that in the near term, its backlog will continue to be not indicative of future sales.


Employees

As of January 31, 1998, the Company had 71 full-time employees, including 35 in research and development, 12 in marketing, sales, and support, 11 in operations, and 13 in finance and administration.

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


Certain Factors Affecting Business, Operating Results, and Financial Condition

In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein or incorporated by reference herein relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Act of 1934, as amended. Although any forward-looking statements contained herein or incorporated by reference herein or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, the Company is not able to predict such events with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on the Company's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter. In particular, the Company believes the following facts could affect forward-looking statements made herein or in future written or oral releases and, by hindsight, prove such statements to be overly optimistic and unachievable.


         History of Operating Losses

         The Company incurred significant losses in fiscal 1995, 1996, and 1998 and had substantial negative cash flow in fiscal 1995, 1996, 1997 and 1998. Since the introduction of the Company's REALmagic Moving Picture Experts Group ("MPEG") product line in November 1993, the Company has invested heavily in marketing and technological innovation for its REALmagic products. As a result, the Company experienced significant losses through fiscal 1996. Fiscal 1995, 1996, and 1998 also included significant losses associated with products other than those related to the REALmagic technology. Since inception, the Company's total accumulated deficit is $38,761,000. There can be no assurance that the Company will continue to sell its new REALmagic products in substantial quantities or generate significant revenues from such sales. There can be no assurance that the Company will achieve return to profitable operations in any future fiscal quarter or fiscal year or that profitable operations, if achieved, will be sustainable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Marketing Risks

         The Company's ability to increase its sales, achieve profitability, and maintain REALmagic as a PC industry multimedia standard depends substantially on the Company's ability to achieve a sustained high level of sales to new OEM customers. The Company has not executed volume purchase agreements with any of the Company's customers, and these customers are not under any obligation to purchase any minimum quantity of the Company's products. The Company has not achieved bundling agreements with numerous OEM customers to ensure success of the REALmagic product line. Moreover, even if the Company achieves new design wins, there can be no assurance that personal computer ("PC") manufacturers will purchase the Company's products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. Based on its experience in the personal computer industry, the Company expects that its actual sales to OEM customers will experience significant fluctuations, and estimates of future sales with respect to any particular customer or groups of customers are inherently uncertain.


The Company's ability to achieve sustained profitability also depends on a substantial increase in sales of REALmagic products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. Regardless of particular contractual rights, however, the failure of distributors to achieve sustained sell-through of REALmagic products could result in product returns or collection problems, contributing to fluctuations in the Company's results of operations. There can be no assurance that the Company will be successful in maintaining a significant market for its REALmagic products.

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

To have technological leadership, the Company must continue to make technological advancements and research and development investments in the area of MPEG video and audio decoding. These advancements include compatibility with emerging standards and multiple platforms, improvements to the REALmagic architecture, enhancements to the REALmagic API, and the achievement of these enhancements. There can be no assurance that the Company will be able to make any such advancements to its REALmagic technology or that, if such advances are made, the Company will be able to achieve and maintain technological leadership. Any material failure of the Company or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of the Company's technology and the introduction and sale of future products based on the Company's technology. There can be no assurance that products or technologies developed by others will not render obsolete the Company's technology and the products based on the Company's technology.

To be competitive, the Company must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. No assurance can be given that the Company will be able to successfully complete the design of its new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products, contributing to fluctuations in operating results from quarter to quarter. The introduction of new products also requires the Company to carefully manage its inventory to avoid inventory obsolescence. In addition, new products typically have higher initial component costs than more mature products, possibly resulting in downward pressures on the Company's gross margins.

         Competition

         The market for multimedia PC products is highly competitive, driven by faster processors provided by Intel Corporation and other companies. The possibility that other companies with more experience and financial resources may develop a competitive product may inhibit future growth of REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products on the PC platform. These include SGS Thompson Microelectronics, C-Cube Microsystems, IBM Corporation, Chromatic Research, Inc., Zoran Corporation, and LSI Logic. In addition, Intel processors are becoming more powerful, so that video decoding may eventually be done in software. Most of the above companies have substantial experience and expertise in audio, video, and multimedia technology and in producing and selling consumer products through retail distribution, as well as substantially greater engineering, marketing, and financial resources than the Company. Competitors of the Company may form cooperative relationships, which could present formidable competition to the Company. There can be no assurance that REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services, and technologies that currently exist, are under development, or may be announced by competitors.


         Reliance on a Single Line of Products

         The Company's business strategy has been to focus on REALmagic products by investing heavily in PC-based MPEG technology. In the fiscal year ended January 31, 1998, sales of multimedia products accounted for virtually all of net sales. A decline in market demand for multimedia products would materially adversely affect the Company's operating results. The Company's present reliance on REALmagic products is exacerbated by the fact that multimedia product sales are concentrated in the personal computer industry. A decline in demand for PCs could have a material adverse effect on the Company's operating results and financial condition.


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

         Manufacturing Risks

         REALmagic products and components are presently manufactured by outside suppliers or foundries. The Company does not have long-term contracts with such suppliers and conducts business with its suppliers on a written purchase order basis. The Company's reliance on independent suppliers involves several risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, certain process technologies, and reduced control over delivery schedules, manufacturing yields, and costs. The Company obtains certain of its components from a single source. Although delays or interruptions have not occurred to date, any delay or interruption in the supply of any of the components required for the production of the REALmagic multimedia card currently obtained from a single source could have a material adverse impact on sales of REALmagic products by the Company and, thus, on the Company's business.

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


         Dependence on Key Personnel

         The Company's future success depends in large part on the continued service of its key technical, marketing, sales, and management personnel. Given the complexity of REALmagic technology, the Company is dependent on its ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic products who will be required to refine the existing hardware system and API and to introduce enhancements in future applications. The multimedia PC industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. The Company does not have "key person" life insurance policies on any of its employees.


         Limited Intellectual Property Protection

         The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company currently holds six patents covering the technology underlying the REALmagic products, and the Company has filed certain patent applications and is in the process of preparing others. There can be no assurance that any additional patents for which the Company has applied will be issued or that any issued patents will provide meaningful protection of its product innovations. The Company, like other emerging multimedia companies, relies primarily on trade secrets and technological know-how in the conduct of its business. In addition, the Company is relying in part on copyright law to protect its proprietary rights with respect to REALmagic technology. Although the Company uses measures such as confidentiality agreements to protect its intellectual property, there can be no assurance that these methods will be sufficient. For example, the Company has filed a lawsuit against a former employee alleging theft of trade secrets and other Company intellectual property. See Item 3 - Legal Proceedings.

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


         International Operations

         During the fiscal years ended January 31, 1998, 1997. and 1996, sales to international customers accounted for approximately 64%, 72%, and 63%, of the Company's net sales, respectively. The Company anticipates that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of net sales. In addition, some of the foundries that manufacture the Company's products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars. Due to the concentration of international sales and the manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries. The Company does not currently engage in any hedging activities to mitigate exchange rate risks. To the extent that the Company engages in transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world subject to increased levels of economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's results of operations.


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


         Potential for Dilution

         Series B Preferred Stock. As of April 15, 1998, 5,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") were issued and outstanding. Each share of the Series B Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the share of Series B Preferred Stock (under certain circumstances, such value may be increased by a premium based on the number of days the Series B Preferred Stock is held) by the then current Conversion Price (which is determined by reference to the then current market price). If converted on April 15, 1998, the Series B Preferred Stock would have been convertible into approximately 1,311,303 shares of Common Stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution of their investment upon conversion of the Series B Preferred Stock. The shares of Series B Stock are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

As of March 9, 1998, "Warrants" to purchase 50,000 shares of Common Stock issued to the purchasers of the Series B Preferred Stock and exercisable beginning on May 1, 1998 for a period of three years at a price based on a premium to the market price as of April 30, 1998 (as may be adjusted from time to time under certain antidilution provisions) were outstanding.

As of March 9, 1998, 5,754,398 shares of Common Stock were reserved for issuance upon exercise of the Company's outstanding warrants and options (excluding the Warrants) and an additional 3,400,000 shares of Common Stock were reserved for issuance upon conversion of the preferred stock and exercise of the Warrants. At April 15, 1998, there were 11,905,974 shares of Common Stock outstanding. Of these outstanding shares, 11,884,191 were freely tradable without restriction under the Securities Act unless held by affiliates.

         Series A Preferred Stock. As of April 15, 1998, 20,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") were issued and outstanding. Each share of the Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($100) of the share of Series A Preferred Stock by the then current Conversion Price (which is determined by reference to the then current market price). If converted on April 15, 1998, the Series A Preferred Stock would have been convertible into approximately 670,758 shares of Common Stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore also experience substantial dilution of their investment upon conversion of the Series A Preferred Stock. The shares of Series A Stock are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144. A portion of the shares of Common Stock into which the Series A Preferred Stock may be converted have been previously registered and the remaining portion will be registered pursuant to a Registration Statement to be filed in the future.

As of March 9, 1998, warrants to purchase 57,142 shares of Common Stock issued to the purchasers of the Series A Preferred Stock and exercisable beginning on April 30, 1998 for a period of three years at a price based on a premium to the market price as of April 30, 1998 (as may be adjusted from time to time under certain antidilution provisions) were outstanding. The shares of Common Stock issuable upon exercise of these warrants have been previously registered and the remaining portion will be registered pursuant to a Registration Statement to be filed in the future.


EXECUTIVE OFFICERS OF THE COMPANY

The  executive  officers and directors of the Company and their ages as of April
1, 1998 are as follows:
     Name                    Age                 Position
     ----                    ---                 --------
Thinh Q. Tran                44             Chairman of the Board, President, and Chief Executive Officer
Silvio Perich                49             Senior Vice President, Worldwide Sales
Jacques Martinella           42             Vice President, Engineering
Prem Talreja                 44             Vice President, Marketing
Kit Tsui                     48             Director of Finance, Chief Financial Officer, and Secretary
William J. Almon(1)(2)       65             Director
William Wang(1)(2)           34             Director

---------------------------------------------------------------------------------------------------------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

Mr. Tran, a founder of the Company, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining the Company, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Perich joined the Company in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales of the Company. Mr. Perich was a co-founder of Costar Incorporated, a manufacturer's representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc., a specialty semiconductor manufacturer.

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

Ms. Tsui joined the Company in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990, acting Chief Financial Officer and Secretary in December 1996 and became Chief Financial Officer in July 1997.

Mr. Almon has served as a Director of the company since April 1994. In May 1994, he became Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices.
From 1958 until 1987, Mr. Almon held various management positions with IBM Corporation, most recently as Vice President, Low End Storage Products. Mr. Almon also serves as a Director of Read Rite Corporation and International Marketing Services, Inc.

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


ITEM 2.  FACILITIES

The Company currently leases a 50,000 square foot facility in Fremont, California that is used as the Company's headquarters. The lease will expire in March 1999. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.


ITEM 3.  LEGAL PROCEEDINGS

In February 1998, two putative class action complaints were filed in the United States District Court for the Northern District of California, Romine, et al. v. Sigma Designs, Inc., et al., No. C-98-0537-TEH(N.D.Cal) and Shah, et al. v.
Sigma Designs, Inc., et al, No.C-98-0582-MHP (N.D.Cal.). The federal court complaints allege that Sigma Designs, inc. and certain of its officers and/or directors, issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a motion to consolidate the complaints The Company believes that it has meritorious defenses to the allegations made in the complaint and intends to conduct a vigorous defense.

On November 21, 1997, the Company filed a Complaint against Dr. Han-Ping Chen in the Santa Clara County Superior Court. The Complaint alleges causes of action for claim and delivery, conversion misappropriation of trade secrets, breach of contract, and breach of fiduciary duty relating to the Company's proprietary 2D and 3D graphics technology. Dr. Chen has not yet filed an Answer. The suit seeks unspecified compensatory damages. The Company intends to vigorously pursue such claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Sigma Designs' Common Stock has been traded under the Nasdaq symbol "SIGM" since the Company's initial public offering on May 15, 1986. The table below sets forth the high and low closing prices in the Nasdaq National Market for the quarters indicated.

                                              Fiscal 1998        Fiscal 1997
                                              -----------        -----------
                                             High      Low       High      Low
--------------------------------------------------------------------------------
First quarter ended April 30                 9 5/8    2 5/16    11 5/8    8 1/16
Second quarter ended July 31                 5 5/8    2 9/16    13 1/2    7 1/4
Third quarter ended October 31               9 1/4    4 9/16     9 7/8    7 1/4
Fourth quarter ended January 31              6        3         11 5/8    7 3/8

As of April 15, 1998, the Company had 260 shareholders of record. The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its common shareholders in the near future. The Company is obligated to pay certain dividends on its outstanding preferred stock. In 1998, the Company paid $572,000 in dividends on such stock.

ITEM 6.  SELECTED FINANCIAL DATA
                               Selected Financial Five-Year Data

Year ended January 31
(In thousands, except per share data     1998        1997       1996        1995        1994
and number of employees)              --------------------------------------------------------
------------------------
Net revenues                          $ 36,982    $ 41,214   $ 26,374    $ 43,700    $ 34,989

Net income (loss)                       (5,648)      1,529    (14,708)     (8,773)    (29,546)

Diluted net income (loss) per share      (0.51)       0.14      (1.88)      (1.20)      (5.15)

Working capital                         18,960      20,164     11,461      17,446      15,117

Total assets                            38,329      37,915     24,843      33,387      26,639

Shareholders' equity                    20,312      21,017     12,581      18,721      16,499

Number of employees                         71          86         60         138         151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

For the fiscal year ended January 31, 1998, the Company's net sales were $37.0 million, down 10% from $41.2 million reported in fiscal 1997. This decrease in sales was primarily attributable to the Company's decision to eliminate its graphics business to enable the Company to focus on the DVD market and slow growth in the DVD personal computer market caused by delays in developing industry standards. Net loss for the fiscal year ended January 31, 1998 was $5.6 million as compared to net income of $1.5 million in the prior fiscal year. The net loss for fiscal 1998 included a charge of $3.6 million to write down older MPEG and graphics products and associated receivables, and a $572,000 dividend on the Company's preferred stock.

The following table shows certain items as a percentage of net sales, which are included in the Company's Consolidated Statement of Operations:


                                              Percentage of Net Sales
                                                    Year Ended
                                           1/31/98     1/31/97      1/31/96
                                      -------------------------------------
Net Sales                                  100.0%      100.0%       100.0%
Cost of Sales                               76.5%       64.4%        96.7%
                                      -------------------------------------
Gross Profit                                23.5%       35.6%         3.3%
Operating Expenses
     Research & development                 13.4%       11.4%        17.1%
     Sales & marketing                      11.8%       13.4%        30.2%
     General & administration               14.0%        7.2%        16.0%
Other income (expense)                       2.0%         .2%         4.1%
                                      -------------------------------------
Income (loss) before dividend
     on preferred stock                   (13.7%)        3.7%      (55.8%)
Dividend on preferred stock                (1.5%)          --          --
                                      -------------------------------------
Net income (loss) available to
     common shareholders                  (15.3%)        3.7%      (55.8%)

Sales

The following table sets forth the Company's net sales in each of its product groups for the last three years:

(In thousands)                Fiscal 1998   Fiscal 1997    Fiscal 1996
------------------------------------------------------------------------
Multimedia products:
     Boards                        $18,264        $16,295       $24,661
     Chipsets                       15,723         23,111            --
     Accessories                     2,047          1,026            --
Display systems                         --             --         1,554
CPU boards                              --             --            52
Other                                  948            782           107
                             -------------------------------------------
  TOTAL NET SALES                  $36,982        $41,214       $26,374
                             -------------------------------------------

                             ===========================================
The multimedia products category includes MPEG playback solutions for both desktop and notebook computers as well as high performance graphics acceleration for PC manufacturers and add-on card makers. The board level product line is targeted at OEM customers and system integrators to address the computer-based training, kiosk, and corporate video-on-demand markets. The chipsets are targeted at manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. Multimedia accessories include CD titles, DVD ROM drives, and video conferencing products. The "other" sales category consists primarily of sales of surplus inventories and contract revenue. The Company completely eliminated its non-multimedia business in fiscal 1997, including display systems and CPU boards.

The Company's net sales decreased 10% in fiscal 1998, as compared to a 56% increase in fiscal 1997. The decrease in sales in fiscal 1998 was primarily due to the elimination of the Company's graphics business during the second fiscal quarter, and slow growth in the DVD personal computer market caused by delays in developing industry standards. The increase in sales in fiscal 1997 was largely attributable to increased graphics chipset sales to OEM customers.

The following table sets forth the Company's sales by domestic and international sales for each of the last fiscal years:

(In thousands)                   Fiscal 1998     Fiscal 1997     Fiscal 1996
----------------------------------------------------------------------------
Domestic Sales                        13,349          11,636          9,642
                              ----------------------------------------------

International Sales
     Asia                             20,833          26,708         13,274
     Europe                            2,429           2,400          3,243
     Canada                              371             470            215
                              ----------------------------------------------
       Total International            23,633          29,578         16,732
                              ----------------------------------------------

TOTAL NET SALES                       36,982          41,214         26,374
                              ==============================================

The Company's domestic sales as a percentage of total net sales were 36% in fiscal 1998, 28% in fiscal 1997, and 37% in fiscal 1996. In fiscal 1998, the Company's domestic sales increased 15% over fiscal 1997. The increase was primarily due to increased demand in video streaming applications in corporate markets.

The percentages of the Company's net sales attributable to international sales were 64% in fiscal 1998, 72% in fiscal 1997, and 63% in fiscal 1996. During fiscal 1998 and 1997, international sales were made predominantly to customers in two Asian countries--Taiwan and Hong Kong. In fiscal 1998, Taiwan and Hong Kong accounted for 40% and 9% of the Company's net sales respectively, with one Taiwanese customer contributing 39% of the Company's total net sales. In fiscal 1997, Taiwan and Hong Kong accounted for 42% and 9% of the Company's net sales respectively. In fiscal 1998, the Company's international sales decreased 20% over fiscal 1997. The decrease was largely attributable to the discontinuation of graphics products and a slow adoption rate of DVD technology in the PC market internationally. While the current Asian economic downturn has had minimal effect on the Company's sales to the Asian region to date, there can be no assurance that continued difficulties in the Asian economies will not result in reduced demand from customers located in such countries in the future.

Gross Margin

The Company's gross margin as a percentage of net sales was approximately 24% in fiscal 1998, 36% in fiscal 1997, and 3% in fiscal 1996. The decrease in gross margin in fiscal 1998 was largely due to the decrease in sales of multimedia chipsets, which traditionally have higher gross margin than board products, and a charge of $1.7 million in connection with the write-down of older MPEG and graphics products. In fiscal 1998, the gross margin of multimedia boards and chipsets was recorded at 24% and 44% respectively, as compared to 30% and 47% respectively in fiscal 1997. The comparatively low gross margin in fiscal 1996 was primarily the result of inventory reserves and write-offs in connection with the Company's strategic decision to move away from non-multimedia products. Although the Company attempts to minimize the impact of product transitions, the market for the Company's products is volatile and subject to changes in technology and other competitive factors (see "Factors Affecting Future Operating Results") and, as a result, there is no assurance that the Company will not have similar reserves and write-offs in the future.


Operating Expenses

Sales and marketing expenses decreased $1.2 million, or 21%, in fiscal 1998 over fiscal 1997. The decrease was primarily attributable to a reduction in sales support personnel, lower sales commissions as a result of lower net sales, and a reduction in media and cooperative advertising programs as the Company continued to emphasize less retail distribution and more OEM sales. Sales and marketing expenses decreased $2.4 million, or 30%, in fiscal 1997 over fiscal 1996. The reduction was primarily due to the elimination of SDIS, the Company's monitor subsidiary in fiscal 1996 and a reduction in media advertising and trade show expenses, reflecting a more focused approach to marketing concentrated on chipset and OEM sales.

Research and development expenses increased $260,000, or 6%, in fiscal 1998 over fiscal 1997. The increase was largely due to an increase in engineering personnel expense, reflecting the Company's continued efforts in the development of DVD/MPEG2-based products. Research and development expenses increased $189,000, or 4%, in fiscal 1997 over fiscal 1996. The increase was primarily due to research and development expenses incurred in the graphics chip business in connection with the acquisition of Active Design Corporation.

The Company's general and administrative expenses in fiscal 1998 increased $2.2 million, or 73%, over fiscal 1997. The increase was primarily attributable to a charge of $1.9 million in accounts receivable reserves in connection with the write-off of assets associated with the graphics products. The same expenses decreased $1.2 million, or 29%, in fiscal 1997 over fiscal 1996. The reduction was primarily due to the elimination of SDIS, the Company's monitor subsidiary, and general cost containment efforts by the Company.

Liquidity and Capital Resources

The Company had cash, cash equivalents, and short-term investments of $16.7 million at January 31, 1998, compared with $18.8 million at January 31, 1997. The primary sources of cash in fiscal 1998 came from $4.2 million (net of expenses) proceeds from the sale of 45,000 shares of convertible preferred stock and $2.5 million cash borrowings under bank lines of credit. The primary uses of cash included $8.3 million used by operations, and approximately $4.2 million used to purchase short-term investments. As of January 31, 1998, the Company had $12 million outstanding under a $12 million bank revolving line of credit that expires in October 1998 and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also has a $6 million bank line of credit available that expires in October 1998, and is secured by the Company's accounts receivable, inventories, equipment, and intangibles, including intellectual property. This asset-based line of credit had an outstanding balance of $1.3 million as of January 31, 1998.

Inventories increased since the end of January 31, 1997 from $4.9 million to $7.3 million at January 31, 1998. The increase was largely due to the build-up of components for the Company's DVD/MPEG2-based products.

Immediately after the close of the 1998 fiscal year, in February 1998, the Company raised an additional $5 million in equity capital through the sale of convertible preferred stock in a private placement. These proceeds will be used to finance manufacturing capability for the Company's DVD/MPEG-2 and networked video product offerings.


The Company's primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and capital requirements for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common stock or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital or bank financing will be available to the Company when needed. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.


Factors Affecting Future Operating Results

The Company's annual and quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials; the Company's inability to protect its intellectual property; loss of key personnel; technical problems in the development, rampup, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of the Company's products. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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


Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The  Company is in the  process of  investigating  whether  any of its  products requires modification to make them Year 2000 compliant. The Company has also been in contact with its significant suppliers and vendors to determine whether the products or services supplied by them are Year 2000 compliant. While the investigation has not yet been completed, based on the results thus far, the Company does not believe the costs of making its products Year 2000 compliant will be material. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including whether management's assumptions of future events prove to be correct, that could cause actual costs to be higher.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The  information  required  by this item  regarding  executive  compensation  is incorporated by reference from the information set forth in the sections entitled "Election of Directors--Compensation of Directors" and "Other Information--Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled "Other Information--Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)

1.  Financial Statements
The following documents are filed as part of this report:                   Page
                                                                            ----
Independent Auditors' Report                                                F-1
Consolidated Balance Sheets as of January 31, 1998 and 1997                 F-2
Consolidated Statements of Operations for the years ended
January 31, 1998, 1997, and 1996                                            F-3
Consolidated Statements of Shareholders' Equity for the years
ended January 31, 1998, 1997, and 1996                                      F-4
Consolidated Statements of Cash Flows for the years ended
January 31, 1998, 1997, and 1996                                            F-6
Notes to Consolidated Financial Statements                                  F-8

2.  Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Schedule II - Valuation and Qualifying Accounts and Reserves                S-1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended January 31, 1998.

(c)  Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 29th day of April 1998.

                                           SIGMA DESIGNS, INC.

                                           By /s/ Thinh Q. Tran
                                              ----------------------------------
                                           Chairman of the Board,
                                           President and Chief Executive Officer

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

PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT
ON FORM  10-K  HAS  BEEN  SIGNED  BY THE  FOLLOWING  PERSONS  ON  BEHALF  OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:
         Signature                          Title                                   Date
/s/ Thinh Q. Tran          Chairman of the Board, President, and            April 30, 1998
                           Chief Executive Officer (Principal
                           Executive Officer)

/s/ Kit Tsui               Director of Finance, Chief                       April 30, 1998
                           Financial Officer and Secretary (Principal
                           Financial and Accounting Officer)

/s/ William J. Almon       Director                                         April 30, 1998

/s/ William Wang           Director                                         April 30, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE  &  TOUCHE  LLP

San Jose, California
February 26, 1998

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND 1997
(Dollars in thousands)
------------------------------------------------------------------------------------------------
ASSETS                                                                      1998            1997

CURRENT  ASSETS:
  Cash and equivalents                                                  $    697        $  6,945
  Short-term investments                                                  15,951          11,801
  Accounts receivable (net of allowances of $3,331 and $892)              12,395          12,477
  Inventories - net                                                        7,314           4,880
  Prepaid expenses and other assets                                          592             581
                                                                        --------        --------
           Total current assets                                           36,949          36,684

EQUIPMENT  - Net                                                           1,241           1,098

OTHER  ASSETS                                                                139             133
                                                                        --------        --------
TOTAL                                                                   $ 38,329        $ 37,915
                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Bank line of credit                                                   $ 13,316        $ 10,831
  Accounts payable                                                         3,014           3,286
  Accrued liabilities                                                      1,324           2,066
  Accrued facilities                                                         243             302
  Current portion of capital lease                                            93              35
                                                                        --------        --------
           Total current liabilities                                      17,990          16,520
                                                                        --------        --------
ACCRUED  FACILITIES - long term                                                -             311

CAPITAL  LEASE  -  long term                                                  27              67

COMMITMENTS (Notes 9 and 10)

SHAREHOLDERS'  EQUITY:
  Preferred stock - no par value:  2,000,000 shares authorized;
    shares outstanding: 1998, 26,550; 1997, none                           2,715               -
  Common stock - no par value:  20,000,000
    shares authorized; shares outstanding:
    1998, 11,645,876; 1997, 11,091,062                                    56,419          54,311
  Accumulated deficit                                                    (38,762)        (33,114)
  Deferred stock compensation                                                  -            (100)
  Shareholder note receivable                                                (63)            (80)
  Unrealized gain on securities available for sale                             3              -
                                                                        --------        --------
           Shareholders' equity                                           20,312          21,017
                                                                        --------        --------
TOTAL                                                                   $ 38,329        $ 37,915
                                                                        ========        ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED  STATEMENTS  OF OPERATIONS  YEARS ENDED JANUARY 31, 1998,  1997 and
1996 (In thousands, except per share amounts)
-------------------------------------------------------------------------------------------

                                                      1998            1997           1996
NET SALES                                          $ 36,982       $ 41,214        $ 26,374

COSTS AND EXPENSES:
  Cost of sales                                      28,296         26,531          25,492
  Research and development                            4,948          4,688           4,499
  Sales and marketing                                 4,371          5,541           7,952
  General and administrative                          5,166          2,987           4,208
  Restructuring (credit)                                 -              -             (350)
                                                   --------       --------        --------
           Total costs and expenses                  42,781         39,747          41,801
                                                   --------       --------        --------
INCOME (LOSS) FROM OPERATIONS                        (5,799)         1,467         (15,427)

  Interest income                                       820            594             449
  Interest expense                                     (927)          (540)           (396)
  Gain from sale of investments                           -              -             666
  Other                                                   6              8              -
                                                   --------       --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                    (5,900)         1,529         (14,708)

CREDIT (PROVISION) FOR INCOME TAXES                     824             -               -
                                                   --------       --------        --------
NET INCOME (LOSS) BEFORE DIVIDEND ON
  PREFERRED STOCK                                    (5,076)         1,529         (14,708)

DIVIDEND ON PREFERRED STOCK                             572             -               -
                                                   --------       --------        --------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                     $ (5,648)      $  1,529        $(14,708)
                                                   ========       ========        ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                            $ (0.51)       $   0.16        $  (1.88)
                                                   ========       ========        ========
  Diluted                                          $ (0.51)       $   0.14        $  (1.88)
                                                   ========       ========        ========
SHARES USED IN COMPUTATION:
  Basic                                              11,012          9,853           7,822
                                                   ========       ========        ========
  Diluted                                            11,012         11,259           7,822
                                                   ========       ========        ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
(Dollars in thousands)
-------------------------------------------------------------------------------------------------


                                                        Preferred Stock        Common Stock
                                                       ------------------------------------------
                                                       Shares   Amount       Shares     Amount

Balances, February 1, 1995                                -     $   -     7,479,943  $ 38,820

Common stock issued under stock plans                                       549,655       411
Conversion of subordinated notes
  and issuance of warrants                                                1,134,323     6,276
Adjustment of E-Motions, Inc. purchase price                                               74
Deferred stock compensation                                                               164
Issuance of stock                                                           684,000     1,830
Unrealized gain on securities available for sale
Net loss                                               -------  -------  ----------  --------

Balances, January 31, 1996                                -         -     9,847,921    47,575

Common stock issued under stock plans                                       827,221     3,719
Adjustment of E-Motions, Inc. purchase price                                               21
Exercise of warrants                                                        415,920     3,011
Amortization of deferred stock compensation                                               (15)
Unrealized loss on securities available for sale
Active Design, Inc. net loss for the month ended
  February 29, 1996
Net income
                                                       -------  -------  ----------  --------

Balances, January 31, 1997                                -         -    11,091,062    54,311


                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                        Deferred   Shareholder  on Securities
                                                        Accumulated      Stock       Note        Available
                                                         Deficit     Compensation  Receivable     for Sale    Total

Balances, February 1, 1995                              $ (20,036)    $   -        $    -        $  (63)     $ 18,721

Common stock issued under stock plans                                                 (80)                        331
Conversion of subordinated notes
  and issuance of warrants                                                                                      6,276
Adjustment of E-Motions, Inc. purchase price                                                                       74
Deferred stock compensation                                             (164)
Issuance of stock                                             (25)                                              1,805
Unrealized gain on securities available for sale                                                     82            82
Net loss                                                  (14,708)                                            (14,708)
                                                        ---------     ------       ------        ------      --------
Balances, January 31, 1996                                (34,769)      (164)         (80)           19        12,581

Common stock issued under stock plans                                                                           3,719
Adjustment of E-Motions, Inc. purchase price                                                                       21
Exercise of warrants                                                                                            3,011
Amortization of deferred stock compensation                               64                                       49
Unrealized loss on securities available for sale                                                    (19)          (19)
Active Design, Inc. net loss for the month ended
  February 29, 1996                                           126                                                 126
Net income                                                  1,529                                               1,529
                                                        ---------     ------       ------        ------      --------

Balances, January 31, 1997                                (33,114)      (100)         (80)          -          21,017

                                                                                                          (Continued)


SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------


                                                           Preferred Stock         Common Stock
                                                          -------------------------------------------
                                                          Shares   Amount       Shares     Amount

Balances, January 31, 1997                                   -      $   -      11,091,062  $ 54,311

Common stock issued under option plans                                            150,220       239
Amortization of deferred stock compensation
Cancellation of stock options                                                                   (75)
Issuance of Series A preferred stock (private placement)   45,000     4,500
Discount for Series A shares                                            500
Private placement expenses - Series A                                  (368)       10,000        44
Conversion of Series A preferred stock                    (18,450)   (1,917)      445,745     1,917
Unrealized gain (loss) on securities available for sale
Series A dividends
Cancellation of Active Designs shares                                             (51,151)      (17)
Net loss
                                                           ------   -------    ----------  --------
Balances,  January 31, 1998                                26,550   $ 2,715    11,645,876  $ 56,419
                                                           ======   =======    ==========  ========

See notes to financial statements.

                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                       Deferred     Shareholder on Securities
                                                          Accumulated   Stock          Note      Available
                                                             Deficit  Compensation  Receivable    for Sale     Total

Balances, January 31, 1997                                $ (33,114)    $ (100)       $ (80)     $    -      $ 21,017

Common stock issued under option plans                                                                            239
Amortization of deferred stock compensation                                 25                                     25
Cancellation of stock options                                               75                                      -
Issuance of Series A preferred stock (private placement)                                                        4,500
Discount for Series A shares                                   (500)                                                -
Private placement expenses - Series A                                                                            (324)
Conversion of Series A preferred stock                                                                              -
Unrealized gain (loss) on securities available for sale                                               3             3
Series A dividends                                              (72)                                              (72)
Cancellation of Active Designs shares                                                    17                         -
Net loss                                                     (5,076)                                           (5,076)
                                                          ---------     ------        -----      ------      --------
Balances,  January 31, 1998                               $ (38,762)    $   -         $ (63)     $    3      $ 20,312
                                                          =========     ======        =====      ======      ========

                                                                                                           (Concluded)

See notes to financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
(In thousands)
----------------------------------------------------------------------------------------------------------------------

                                                                                    1998          1997          1996
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                                               $ (5,076)      $ 1,529     $ (14,708)
  Active Design net loss for the one month ended February 28, 1997                       -           126             -
  Adjustments  to  reconcile  net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                                      653         1,054         1,346
    Gain from sale of investment                                                         -             -          (666)
    Loss on disposal of assets                                                           -             -            22
    Amortization of deferred stock compensation                                         25            49             -
    Reduction in restructuring costs previously recorded                                 -             -          (350)
    Changes in assets and liabilities:
      Accounts receivable                                                               82        (7,688)        7,169
      Inventories                                                                   (2,434)       (2,836)        7,692
      Prepaid expenses and other                                                       (85)         (130)          (76)
      Accounts payable                                                                (272)          417        (6,464)
      Accrued liabilities                                                           (1,160)          (22)         (243)
                                                                                  --------       -------       -------
       Net cash used for operating activities                                       (8,267)       (7,501)       (6,278)
                                                                                  --------       -------       -------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases of short-term investments                                              (15,948)      (11,801)      (10,947)
  Maturity of short-term investments                                                11,801        10,947         7,412
  Sales of long-term investments                                                         -             -         1,560
  Equipment additions                                                                 (553)         (345)         (786)
  Title development costs                                                              (78)         (188)         (296)
  Other assets                                                                          (6)            7            (1)
                                                                                  --------       -------       -------
      Net cash used for investing activities                                        (4,784)       (1,380)       (3,058)
                                                                                  --------       -------       -------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Bank line of credit borrowings, net                                                2,485         4,439         4,682
  Common stock sold                                                                    239         6,751         2,136
  Proceeds from sale of preferred stock                                              4,500             -             -
  Dividends paid                                                                       (23)            -             -
  Issuance costs                                                                      (324)            -             -
  Proceeds from issuance of convertible debt and warrants - net                          -             -         6,276
  Repayment of capital lease obligation                                                (74)          (11)           (3)
  Proceeds from shareholder advance                                                     -             -             11
                                                                                  --------       -------       -------
      Net cash provided by financing activities                                      6,803        11,179        13,102
                                                                                  --------       -------       -------
INCREASE  (DECREASE)  IN  CASH  AND  EQUIVALENTS                                    (6,248)        2,298         3,766

CASH  AND  EQUIVALENTS:
  Beginning of period                                                                6,945         4,647           881
                                                                                  --------       -------       -------
  End of period                                                                   $    697       $ 6,945       $ 4,647
                                                                                  ========       =======       =======

                                                                                                           (Continued)

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
(In thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 1998          1997          1996

CASH PAID FOR INTEREST                                                          $  -         $   511       $   388
                                                                                =======      =======       =======
CASH PAID FOR INCOME TAXES                                                      $  -         $  -          $     3
                                                                                =======      =======       =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases                                       $    92      $   113       $    38
                                                                                =======      =======       =======
  Issuance of common stock for notes receivable                                 $  -         $  -          $    80
                                                                                =======      =======       =======
  Accretion of redeemable preferred stock redemption value                      $  -         $  -          $    25
                                                                                =======      =======       =======
  Deferred stock compensation                                                   $  -         $  -          $   164
                                                                                =======      =======       =======
  Conversion of subordinated debt to common stock
    and issuance of warrants                                                    $            $  -          $ 6,276
                                                                                =======      =======       =======
  Adjustment of E-Motions, Inc. purchase price                                  $            $    21       $ 74
                                                                                =======      =======       =======
  Series A preferred dividends                                                  $   572      $  -          $ -
                                                                                =======      =======       =======
  Conversion of Series A preferred stock into common stock                      $ 1,917      $  -          $ -
                                                                                =======      =======       =======


                                                                                                        (Concluded)

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    DESCRIPTION  OF  BUSINESS

      Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company has also been in the business of developing, manufacturing and marketing graphics boards, display products and other board-level products for use with IBM, IBM-compatible and Apple Macintosh personal computers; however, at January 31, 1998, substantially all business activity related to multimedia devices and products. The Company sells its products to computer manufacturers and to retail chains, distributors and value-added resellers.

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

      Short-term investments represent government and corporate obligations with maturities at the date of acquisition of more than three months.
      Short-term investments, carried as available for sale securities, are reported at fair market value with unrealized gains or losses reported as a component of shareholders' equity. Such investments are classified as current assets as all maturities are within one year. Short-term investments consisted of the following (in thousands):


                                              January 31, 1998
                                   --------------------------------------------
                                                        Market      Unrealized
                                           Cost          Value         Gain

      Certificates of deposit           $ 12,001       $ 12,001        $ -
      Corporate obligations                3,947          3,950          3
                                        --------       --------        ---
                                        $ 15,949       $ 15,951        $ 3
                                        ========       ========        ===

      Certificates of deposit at January 31, 1998 includes $11,981,000 which is restricted as to use because it is security for a bank line of credit (Note 8).

                                               January 31, 1997
                                   ------------------------------------------
                                                      Market      Unrealized
                                        Cost          Value          Gain

      Certificates of deposit         $ 11,801       $ 11,801         $  -
                                      ========       ========         ====

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Title development costs represent payments made to support the external development of interactive MPEG compatible software titles, net of accumulated amortization and write downs to net realizable value. Costs are capitalized after technological feasibility is achieved. The Company amortizes these costs over the shorter of 12 months from the introduction of the title or pro rata over the estimated unit sales of the title. The Company evaluates the recoverability of these costs based on the on-going viability of specific titles and the anticipated net realizable value from related product sales. Amounts determined not to be realizable are expensed in the period of determination. Title development costs of $98,000 and $172,000, net of accumulated amortization of $67,000 and $51,000 were included in prepaids and other assets as of January 31, 1998 and 1997, respectively. Amortization expense related to title development costs was $151,000, $497,000, and $71,000 in the years ended January 31, 1998, 1997, and 1996 respectively.

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

      Research and development expenses include costs associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development. Accordingly, software costs incurred after the establishment of technological feasibility have not been material and therefore have been expensed. All other research and development is expensed as incurred.

      Income  Taxes  -  Deferred   income  taxes  are  provided  for   temporary
      differences between financial statement and income tax reporting.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash and cash equivalents are on deposit with one financial institution. The Company's short-term investments are managed by a major domestic financial institution, in a portfolio with defined investment objectives of competitive money market returns, high liquidity and safety of capital. Its portfolio of short-term investments typically include United States government obligations and corporate obligations. From time to time, the Company also makes investments in certificates of deposit with financial institutions, outside of its third-party managed portfolio. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for estimated potential credit losses.

      Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock issued to Employees.

      Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on January 31, 1998, February 1, 1997 and January 27, 1996, respectively. Fiscal 1998, 1997 and 1996 included 52, 53 and 52 weeks, respectively.

      Net Income (Loss) per Share - During the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and convertible preferred stock have been excluded for fiscal 1996 and 1998 as their effect would be antidilutive. All per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirement.

      Fair Value of Financial Instruments - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosure About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The Company believes that carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments as of January 31, 1998 approximate fair market value.

      Recently  Issued  Accounting  Standards  - In  June  1997,  the  Financial
      Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report by major components and as a single total, the change in its net assets from nonowner sources; and No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

3.    ACQUISITION  OF  ACTIVE  DESIGN  CORP.

      On May 3, 1996, the Company acquired Active Design Corporation (Active Design) in a transaction accounted for as a pooling of interests. Active Design exchanged all of its outstanding common and preferred stock into approximately 1,124,000 shares of the Company's common stock, based on the exchange ratio of one share of Active Design into .22 share (exchange ratio) of the Company. The Company also assumed all 1,042,000 outstanding options to acquire shares of common stock of Active

      Design at the exchange ratio, resulting in 229,240 options to acquire the Company's common stock. Active Design was incorporated on May 17, 1995 and was a development stage company in the business of developing products for the multimedia market. As the merger has been accounted for as a pooling of interests, the consolidated financial statements have been restated to reflect the combined operations of the two companies. As the Company and Active Design had different year ends at the time of the acquisition, the consolidated statements of operations combine the Company's year ended January 31, 1997 and January 31, 1996 with Active Design's year ended January 31, 1997 and the period from May 17, 1995 (inception) through February 29, 1996, respectively. From its inception, through the date of the acquisition, Active Design did not generate any revenues and its net loss was $463,000 and $695,000 for the period from February 1, 1996 through May 3, 1996 (the date of merger) and for the period from May 17, 1995 (inception) through January 31, 1996, respectively.

      The following table shows the effect on the results of operations for the years presented herein prior to the acquisition discussed above (in thousands):

                                                                                               Net
                                                                                              Income
                                                                            Net Sales         (Loss)
      Year ended January 31, 1996:
        Active Design (May 17, 1995 through February 29, 1996)               $    -         $    (821)
        Sigma Designs (year ended January 31, 1996)                            26,374         (13,887)
                                                                             --------       ----------
        Combined                                                             $ 26,374       $ (14,708)
                                                                             ========       ==========
      Year ended January 31, 1997:
        Active Design                                                        $    -         $    (463)
        Sigma Designs (year ended January 31, 1997)                            41,214           1,992
                                                                             --------       ----------
        Combined                                                             $ 41,214       $   1,529
                                                                             ========       ==========

4.    RESTRUCTURING

      During fiscal 1996, the Company recorded a $350,000 credit to the restructuring account which was established in fiscal 1994. This credit resulted from a new sublease agreement with more favorable terms. The remaining accrual from this restructuring is a facilities accrual of approximately $243,000 as of January 31, 1998 relates to the excess of the Company's lease commitment over the expected sublease income for the term of the lease.


5.    INVENTORIES

      Inventories at January 31 consist of:

                                                         1998          1997
                                                           (In thousands)

      Finished goods                                    $ 3,366       $ 1,937
      Work in process                                     3,497         3,333
      Raw materials                                       4,291         2,064
      Less reserves                                      (3,841)       (2,454)
                                                        -------       -------
      Inventory - net                                   $ 7,314       $ 4,880
                                                        =======       =======

6.    EQUIPMENT

      Equipment at January 31 consists of:
                                                             1998          1997
                                                               (In thousands)

      Computers and equipment                             $ 2,128       $ 2,608
      Furniture and fixtures                                1,240         1,542
      Other                                                   390           403
                                                          -------       -------
      Total                                                 3,758         4,553
      Accumulated depreciation and amortization            (2,517)       (3,455)
                                                          -------       -------
      Equipment - net                                     $ 1,241       $ 1,098
                                                          =======       =======
7.    ACCRUED  LIABILITIES

      Accrued liabilities at January 31 consist of:
                                                             1998          1997
                                                               (In thousands)

      Other accrued liabilities                           $   838      $ 1,623
      Accrued salary and benefits                             485          443
                                                          -------       -------
      Total                                               $ 1,323      $ 2,066
                                                          =======       =======
8.    BANK  LINES  OF  CREDIT

      The Company has $11,980,760 outstanding at January 31, 1998 under a $12,000,000 bank line of credit that expires in October 1998, bears interest at the bank's index rate (4.55% at January 31, 1998) plus 2.0%, and is secured by funds on deposit in accounts which have been assigned to the lender. The Company also has $1,335,000 outstanding at January 31, 1998 under a $6,000,000 bank line of credit that expires in October 1998, bears interest at the bank's prime rate (8.5% at January 31, 1998) plus 1.25%, is secured by the Company's accounts receivable, inventories, equipment and intangibles, and restricts the Company's ability to declare or pay dividends.

9.    LEASES

      The Company's primary facility is leased under a noncancelable lease which expires in March 1999. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows:

      Fiscal Year Ending                                     Capital   Operating
        January 31,                                           Leases    Leases

           1999                                               $ 95      $ 1,318
           2000                                                 33           82
                                                              ----      --------
      Total minimum lease payments                             128      $ 1,400
                                                                        ========
      Amount representing interest at a rate of 10.5%            8
                                                              ----
      Present value of minimum lease payments                  120
      Current portion                                           93
                                                              ----
      Long-term portion                                       $ 27
                                                              ====


      Approximately $243,000 of the operating lease commitment is included in accrued facilities as of January 31, 1998.

      Rent expense was $266,000, $351,000 and $316,000 for fiscal 1998, 1997 and
      1996, respectively.

10.   COMMITMENTS

      The Company pays royalties for the right to sell certain products under various license agreements. During the years ended January 31, 1998, 1997 and 1996, the Company recorded royalty expense of $425,000, $742,000 and $643,000, respectively.

      The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

11.   SHAREHOLDERS'  EQUITY

      Preferred Stock

      In July 1997, the Company issued 45,000 shares of Series A nonvoting convertible preferred stock and warrants to purchase 64,285 shares of the Company's common stock for net proceeds of approximately $4,176,000 (net of issuance costs of approximately $324,000). The warrants are exercisable at $9.425 per share beginning in January 1998 and expire in January 2001. Subsequent to January 31, 1998, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock for proceeds of approximately $5,000,000. The warrants are exercisable at 130% of the average closing bid prices of the Company's common stock for the five trading days ending April 30, 1998 and expire on April 30, 2001.

      The significant terms of the Series A and Series B convertible preferred stock are as follows:

       o Beginning 120 days from the date of issuance, each share of Series A preferred stock is convertible into common stock at a 10% discount from the low reported market price of the Company's common stock for the five days preceding the date of conversion (subject to certain limitations as defined). Under certain conditions, the Company may elect to repurchase the Series A preferred stock for a cash amount equivalent to the value of the converted common stock that would have been obtained upon conversion as described above. Any shares of Series A preferred stock outstanding on the second anniversary of their original issuance date will automatically convert into shares of the Company's common stock at the conversion rate described above.

       o Beginning 180 days from the date of issuance, each share of Series B preferred stock is convertible into common stock based on the average of the lowest six daily market prices of the Company's common stock during the twenty-day trading period preceding the date of conversion (subject to certain limitations as defined). Under certain conditions, the Company may elect to repurchase the Series B preferred stock. Any shares of Series B preferred stock outstanding on January 30, 2000 will automatically convert into shares of the Company's common stock at the conversion rate described above.

      o The holders of Series A preferred stock are entitled to receive quarterly dividends in cash or common stock of the Company at a rate of 3% per annum of the original issuance price. Series B preferred stock does not bear dividends.

      o In the event of any liquidation, dissolution, or winding up of the Company "an Event," either voluntarily or involuntarily:

          - The holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of assets and surplus funds of the Company to the holders of the common stock an amount equal to the original purchase price of the Series A preferred stock, plus an amount equal to accrued and unpaid dividends to the date of liquidation. After payment has been made to the holders of the Series A preferred stock, the holders of the Company's common stock shall be entitled to receive the remaining assets of the Company.

          - The holders of Series B preferred stock shall be entitled to an amount equal to the original purchase price of the Series B preferred stock plus three percent per annum of the original issuance price. However, in the case that there are no shares of Series A preferred stock outstanding at the time of an Event, Series B preferred stockholders will be entitled to an amount equal to 115% of the amount described in the preceding sentence.

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

      During fiscal 1998, holders of Series A preferred stock converted 18,450 shares of preferred stock into 445,745 shares of common stock.

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

      Stock Option Plan

      The Company's 1994 stock option plan provides for the granting of options to purchase up to 3,400,000 shares of common stock at the fair market value on the date of grant. Of this amount, 1,000,000 shares were authorized for grant by the Board of Directors in both fiscal year 1997 and fiscal year 1998. Generally, options granted under the 1994 plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 1998 expire six to ten years from date of grant). On April 22, 1997, the Company repriced 1,167,779 options to purchase common stock to $2.31, the market price on that date. The repriced options are treated as canceled and regranted; however, they retain their original vesting terms.

      Stock option activity and balances are summarized as follows:

                                                                                                       Weighted
                                                                                  Number            Average Exercise
                                                                                 of Shares          Price Per Share
      Balances, February 1, 1995 (470,514 exercisable
        at a weighted-average price of $3.86)                                     1,643,341             $ 4.28

      Granted (weighted-average fair value of $2.60)                              1,046,295               3.55
      Canceled                                                                     (366,222)              4.50
      Exercised                                                                     (98,990)              2.78
                                                                                  ---------             ------
      Balances, January 31, 1996 (701,938 exercisable
        at a weighted-average price of $4.17)                                     2,224,424               3.97

      Granted (weighted-average fair value of $4.22)                                326,000               7.71
      Canceled                                                                     (144,509)              4.78
      Exercised                                                                    (813,536)              4.21
                                                                                  ---------             ------
      Balances, January 31, 1997 (441,362 exercisable
        at a weighted-average price of $4.17)                                     1,592,379               4.57

      Granted (weighted-average fair value of $1.37)                              2,235,779               2.38
      Canceled                                                                   (1,441,776)              5.01
      Exercised                                                                    (111,554)              0.98
                                                                                  ---------             ------
      Balances, January 31, 1998
      (Includes repricing of 1,167,779 options)                                   2,274,848             $ 2.34
                                                                                  =========             ======

      At January 31, 1998, options to purchase 663,709 shares were exercisable and 987,580 shares were available for future grant.

                                 Options Outstanding                                       Options Exercisable
--------------------------------------------------------------------------------      -------------------------------
                                     Number           Weighted       Weighted             Number          Weighted
             Range of            Outstanding at       Average         Average           Exercisable at     Average
             Exercise             January 31,          Remaining     Exercise          January 31,        Exercise
              Prices                  1998              Life           Price               1998             Price

        $0.0875 - $0.2272            110,382            7.81          $ 0.21              15,892           $ 0.10
          $2.31 - $3.06            2,092,603            9.26            2.34             624,954             2.32
          $3.50 - $5.02               69,363            7.60            4.56              21,613             4.48
              $6.38                    2,500            7.42            6.38               1,250             6.38
        -----------------          ---------            ----          ------             -------           ------
        $0.0875 - $6.38            2,274,848            9.14          $ 2.31             663,709           $ 2.34
        =================          =========            ====          ======             =======           ======

      The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 1998 as such issuances have been at the fair value of the Company's common stock at the date of grant.

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended January 31, 1998 and 1997, respectively: expected life, 14 and 13 months following vesting; stock volatility, 89% and 87%; risk free interest rates, 5.6% and 5.6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards in fiscal 1998 and 1997 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $(7,283,000) (a loss of $0.66 per share) and $347,000 (income of $0.03 per share). However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for the years ended January 31, 1998 and 1997 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

      Employee Stock Purchase Plan

      The Company's 1986 Employee Stock Purchase Plan provides for the sale of up to 100,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1998, 1997 and 1996, 38,666, 13,685 and 10,905 shares were purchased at an average price of $3.35, $7.63 and $5.15 per share, respectively.

      Issuance of Common Stock and Warrants

      On December 15, 1995, the Company issued convertible debt and warrants to purchase 415,921 shares of common stock at an exercise price of $7.62 per share for proceeds of $6,276,000 (net of issuance costs of $374,000). All such debt was converted to 1,134,323 shares of common stock on the same day. In addition, the warrants were fully exercised in the year ended January 31, 1997 for total proceeds of $3,170,000 which have been shown in the statement of shareholders' equity for the year ended January 31, 1997 net of $159,000 of additional costs related to the original issuance of the convertible debt and the warrant.

12.   INCOME  TAXES

      As a result of net operating loss carryforwards and net losses in fiscal 1998 and 1997, respectively, the Company recorded no income tax provision for any of the years presented.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

      The tax effects of significant  items  comprising  the Company's  deferred taxes are as follows:
                                                                                      January 31,
                                                                             ------------------------------
                                                                                   1998           1997
                                                                                     (In thousands)
      Deferred tax assets:
        Net operating losses and tax credit carryforwards                       $ 18,904        $ 16,803
        Reserves not currently deductible                                          2,118           2,177
        Capitalized R&D expenditures                                                 147             195
        Other                                                                        170             338
                                                                                --------        --------
                                                                                  21,339          19,513
      Deferred tax liabilities:
        Capitalized software and title development                                    -              (69)
                                                                                --------        --------
                                                                                  21,339          19,444
      Valuation allowance                                                        (21,339)        (19,444)
                                                                                --------        --------
      Net deferred taxes                                                        $     -         $     -
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

      Net operating losses and tax credit carryforwards as of January 31, 1998 are as follows:

                                                                      Expiration
                                                    (In thousands)      Years

      Net operating losses, federal                      $ 44,000     2009-2012
      Net operating losses, state                          22,000     1998-2002
      Tax credits, federal                                    735     2006-2012
      Tax credits, state                                      380     2003-2012
      Net operating losses, foreign                         2,970         -



      The Company's effective tax rate differs from the federal statutory rate as follows:

                                                                            1998           1997          1996
                                                                                     (In thousands)

      Computed at 35%                                                   $ (2,053)         $ 535      $ (4,860)
      Valuation allowance                                                  1,895           (144)        5,014
      Other                                                                  158           (391)         (154)
      Benefit of net operating loss carryback refund                        (824)            -             -
                                                                        --------          -----      --------
      Total                                                             $   (824)         $  -       $     -
                                                                        ========          =====      ========


13.   CUSTOMER  AND  GEOGRAPHIC  INFORMATION

      No domestic customer accounted for more than 10% of net sales in fiscal 1998, while one domestic customer accounted for 11% of net sales in fiscal 1997 and 1996. In fiscal 1998, one international customer accounted for 39% of net sales. In fiscal 1997, two international customers accounted for 23% and 20% of net sales, respectively. No international customers accounted for more than 10% of net sales in fiscal 1996. The Company markets its products internationally through foreign distributors and OEMs. The following table represents a summary of domestic and export sales by geographic region.

                                            1998          1997           1996
                                                     (In thousands)
      Net sales:
        Domestic                          $ 13,349      $ 11,636        $ 9,642
        Export sales:
          Asia Pacific                      20,833        26,708         13,274
          Europe                             2,429         2,400          3,243
          Canada                               371           470            215
                                          --------      --------       ---------
      Total                               $ 36,982      $ 41,214       $ 26,374
                                          ========      ========       =========




      Taiwan accounted for 40% of net sales in fiscal 1998. Taiwan accounted for 42% of net sales in fiscal 1997. No international country accounted for more than 10% of net sales in fiscal 1996.

14.   CONTINGENCY

      In February 1998, two class action complaints were filed against the Company in the United States District Court, Northern District of
      California. The actions were filed on behalf of putative classes of purchasers of the Company's common stock during the period October 24, 1995 through February 13, 1997. The complaints allege that Sigma Designs, Inc. and certain of its officers and/or directors violated federal securities laws in connection with various public statements made during the putative class period. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a motion to consolidate the complaints. The Company believes it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense. The Company is also party to various claims against it. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

                                    * * * * *

                             SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                  (IN THOUSANDS)

                                             BALANCE AT                     DEDUCTIONS:
                                            BEGINNING OF                    WRITE OFFS OF       BALANCE AT
CLASSIFICATION                                 YEAR         ADDITIONS       ACCOUNTS(1)         END OF YEAR
--------------                              ---------------------------------------------       -----------
Allowance for returns and doubtful accounts,
  price  protection,  and sales returns:

Year ended January 31,
1998                                      $  892,000        $2,600,000     $  160,000            $3,332,000
1997                                         892,000           165,000        165,000               892,000
1996                                       1,101,000           134,000        343,000               892,000

Inventory reserves
Year ended January 31,
1998                                      $2,455,000        $1,753,000     $  416,000            $3,792,000
1997                                       3,454,000            41,000      1,040,000             2,455,000
1996                                       5,620,000         5,588,000      7,754,000             3,454,000

(1) Amount written off, net of recoveries.

                                                  INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
2.1(10)           Agreement and Plan of Reorganization by and among the Registrant, Sigma Acquisition
                  Corporation and Active Design Corp. dated as of April 23, 1996.

3.1(1)            Restated Articles of Incorporation, as amended.

3.2(2)            Bylaws of Registrant, as amended.

10.1(3)           Distribution Agreement dated September 10, 1985.

10.2(4)           Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of
                  Subscription Agreement

10.3(5)           Lease dated October 31, 1990 between Registrant and Renco Investment Company.

10.4(6)           Industrial Space Lease dated February 16, 1994 by and between the Registrant and
                  Renco Bayside Investors.

10.5(6)           Sublease dated February 16, 1994 by and between the Registrant and Media
                  Vision Technology, Inc.

10.6(7)           Registrant's 1994 Stock Plan and form of Stock Option Agreement.

10.7(8)           Registrant's 1994 Director Stock Option Pan and form of Director Option Agreement.

10.8(9)           Form of Subscription Agreement, by and between the Registrant and certain purchasers.

10.9              Registrant's 1995 Business Loan Agreement with Silicon Valley Bank, as amended.

23.1              Independent Auditors' Consent of Deloitte & Touch LLP.

24.1              Power of Attorney (included on page 22).

27                Financial Data Schedule.

---------------------------------------------------------------------------------------------------------------------

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