Form 10-Q
period 1998-04-30
SIGMA DESIGNS INC
filed 1998-06-15
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998 or


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


                             Yes   X    No
                                 -------   -------


As of May 31, 1998 there were 11,973,850 shares of the Registrant's Common Stock issued and outstanding.

                                TABLE OF CONTENTS

                               SIGMA DESIGNS, INC.


                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets--April 30, 1998 and January 31, 1998                   3

         Condensed Consolidated Statements of Operations--Three months ended
           April 30, 1998 and 1997                                                                    4

         Condensed Consolidated Statements of Cash Flows--Three months ended
           April 30, 1998 and 1997                                                                    5

         Notes to Condensed Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            11

SIGNATURES                                                                                           11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SIGMA DESIGNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (In thousands)

                                                    April 30,        January 31,
                                                      1998              1998*
                                                    --------         ---------
                                                   (Unaudited)

Current assets:
     Cash and equivalents                           $  1,036         $    697
     Short-term investments                           19,520           15,951
     Accounts receivable - net                        13,280           12,395
     Inventories                                       8,490            7,314
     Prepaid expenses & other                            451              592
                                                    --------         --------
       Total current assets                           42,777           36,949
Property and equipment, net                            1,172            1,241
Other assets                                             117              139
                                                    --------         --------

Total assets                                        $ 44,066         $ 38,329
                                                    ========         ========

Liabilities and shareholders' equity

Current liabilities:
     Bank line of credit                            $ 14,436         $ 13,316
     Accounts payable                                  3,108            3,014
     Accrued liabilities and other                     1,402            1,417
     Accrued facilities                                  168              243
                                                    --------         --------
       Total current liabilities                      19,114           17,990

Capital lease-long term                                   13               27
Shareholders' equity:
     Preferred stock                                   6,698            2,715
     Common stock                                     57,123           56,419
     Accumulated deficit & other                     (38,819)         (38,759)

     Stockholder note receivable                         (63)             (63)
                                                    --------         --------
       Total shareholders' equity                     24,939           20,312
                                                    --------         --------

Total liabilities and shareholders' equity          $ 44,066         $ 38,329
                                                    ========         ========

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

                             See accompanying notes.

                               SIGMA DESIGNS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per share data.)

                                                     Three months ended
                                                          April 30,
                                                    1998             1997
                                                  -------          --------

Net sales                                         $ 10,394         $  8,507
Cost and expenses:
     Cost of sales                                   7,392            5,931
     Sales and marketing                             1,130            1,294
     Research and development                        1,171            1,164
     General and administrative                        713              721
                                                  --------         --------
         Total cost and expenses                    10,406            9,110

Income (loss) from operations                          (12)            (603)
Interest and other income, net                          (4)               5
                                                  --------         --------
Net loss before dividend on preferred stock            (16)            (598)
                                                  --------         --------
Dividend on preferred stock                            (40)            --
Net loss available to
     common shareholders                          $    (56)        $   (598)
                                                  ========         ========
Net loss per common share - basic and diluted     $  (0.00)        $  (0.06)
                                                  ========         ========
Shares used in computation - basic and diluted      11,680           10,852
                                                  ========         ========



                               See accompanying notes.

                               SIGMA DESIGNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                 April 30,
                                                           1998               1997
                                                        ----------          ---------
Cash flows from operating activities
Net loss                                                 $    (16)          $   (598)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                  96                152
Loss on disposal of assets                                     11                  2
Changes in assets and liabilities:
     Accounts receivable                                     (885)             1,042
     Inventories                                           (1,176)            (3,027)
     Prepaid expenses and other                               141                155
     Accounts payable                                          50                269
     Accrued liabilities                                     (114)              (188)
                                                         --------           --------
Net cash used for operating activities                     (1,849)            (2,193)

Cash flows from investing activities
Purchase of short-term investments                        (16,574)           (16,685)
Maturity of short-term investments                         13,001             11,801
Equipment additions                                           (38)               (89)
Other                                                          22                --
                                                         --------           --------
Net cash used for investing activities                     (3,589)            (4,973)

Cash flows from financing activities
Preferred stock sold                                        4,653                --
Common stock sold                                              34                 15
Repayment of capital lease obligations                        (30)                (5)
Borrowings under lines of credit                            1,120              1,650
                                                         --------           --------
Net cash provided by financing activities                   5,777              1,660

Net increase (decrease) in cash and equivalents               339             (5,506)
Cash and equivalents, beginning of period                     697              6,945
                                                         --------           --------
Cash and equivalents, end of period                      $  1,036           $  1,439
                                                         ========           ========
Noncash financing activities
Series A preferred dividends                                   40                --
Conversion of Series A preferred stock
  into common stock                                           652                --
Issuance costs for Series B preferred stock
  paid for in company stock                                    18                --


                             See accompanying notes

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Balance sheet information as of January 31, 1998 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 1998 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1998 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consist of the following:

                               (In thousands)
                        April 30         January 31
                           1998              1998
                         -------           -------
Finished goods           $ 3,805           $ 3,366
Work-in process            4,135             3,497
Raw materials              4,233             4,291
Less: reserves            (3,683)           (3,840)
                         -------           -------
                         $ 8,490           $ 7,314
                         =======           =======


3. During the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and, retroactively, restated prior period earnings per share (EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the periods presented is computed by dividing net loss available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is the same as basic EPS since all other potential dilutive securities are excluded as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:


                                                        Three Months Ended
                                                   ---------------------------
                                                    April 30,          April 30,
                                                       1998              1997
                                                   ---------------------------
                                                      (In Thousands Except
                                                         Per Share Data)
                                                   ---------------------------
Numerator (for basic and diluted net loss per
  common share):
Net loss applicable to common shareholders         $    (56)          $   (598)
                                                   ===========================

Denominator:
Weighted average shares outstanding                  11,797             11,102
Less: Shares subject to repurchase                     (117)              (250)
                                                   ---------------------------
Denominator for basic and diluted net loss
  per common share                                   11,680             10,852
                                                   ===========================

Net loss per common share - basic and diluted      $  (0.00)          $  (0.06)
                                                   ===========================


4. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net loss to comprehensive net loss is as follows (in thousands):


                                                            Three Months Ended
                                                                 April 30,
                                                         ----------------------
                                                          1998             1997
                                                         -----            -----
Net loss available to common shareholders                $ (16)           $(598)
Other comprehensive loss-net unrealized
gain (loss) on short-term investments                       (4)            --
                                                         -----            -----
Total comprehensive loss                                 $ (20)           $(598)
                                                         =====            =====


In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending January 31, 1999.

5. Subsequent to January 31, 1998, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock for proceeds of approximately $5,000,000. The warrants are exercisable at 130% of the average closing bid prices of the Company's common stock for the five trading days ending April 30, 1998 and expires on April 30, 2001.

6. In February 1998, two class action complaints were filed against the Company in the United States District Court, Northern District of California. The actions were filed on behalf of putative classes of purchasers of the Company's common stock during the period October 24, 1995 through February 13, 1997. The complaints allege that Sigma Designs, Inc. and certain of its officers and/or directors violated federal securities laws in connection with various public statements made during the putative class period. The complaints do not specify the amount of damages sought by the plantiffs. The plantiffs have filed a motion to consolidate the complaints. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company had a net loss available for common shareholders of $56,000 ($0.00 per share) on net sales of $10,394,000 for the fiscal quarter ended April 30, 1998 compared to a net loss of $598,000 ($0.06 per share) on net sales of $8,507,000 for the same quarter in the prior year. Excluding the dividend on preferred stock, the Company reported a net loss of $16,000 for the first quarter of fiscal 1999. Revenues for the first quarter of fiscal 1999 were also an improvement over the immediate prior quarter ended January 31, 1998, in which the Company reported net sales of $9,860,000.

The following table sets forth the Company's net sales by product and market segments:

---------------------------------------------------------------------------
By Product Group                                     Three Months Ended
---------------------------------------------------------------------------
                                                          April 30
---------------------------------------------------------------------------
                                                   1998            1997
---------------------------------------------------------------------------
 MPEG Boards                                    $  5,310         $   3,431
---------------------------------------------------------------------------
 MPEG & Graphic Chipsets                           4,815             3,133
---------------------------------------------------------------------------
 Accessories & other                                 269             1,943
---------------------------------------------------------------------------
                                                $ 10,394         $   8,507
------------------------------------------------===========================
 By Market Segment
---------------------------------------------------------------------------

---------------------------------------------------------------------------
 Internet/Intranet Video Networking            $   3,423         $   2,430
---------------------------------------------------------------------------
 PC-DVD Upgrade                                    1,862             1,340
---------------------------------------------------------------------------
 MPEG Chipsets                                     4,788             1,832
---------------------------------------------------------------------------
 Videoconferencing                                   112             2,392
---------------------------------------------------------------------------
 Other                                               209               513
---------------------------------------------------------------------------
                                                $ 10,394         $   8,507
------------------------------------------------===========================


Total revenues for the quarter ended April 30, 1998 were $10,394,000, up 22% from $8,507,000 reported for the same period in fiscal 1998. MPEG-based boards and chipsets represented 97% of net sales for the quarter ended April 30, 1998 as compared with 77% for the same quarter last year. The increase in revenues primarily came from increased sales of video networking products in the corporate market and the Company's proprietary single-chip REALmagic DVD/MPEG-2/MPEG-1 decoder in the PC-DVD market. The board level product line is targeted at OEM customers and system integrators to address the internet/intranet video networking market for corporate and home consumer applications. The chipsets are targeted at add-in card manufacturers and large-volume OEMs building interactive multimedia products for business and consumer markets.

The Company's international sales represented 69% of net sales in the quarter ended April 30, 1998 as compared with 66% in the comparable quarter of the prior year. Revenues generated from international sales were concentrated in two Asian countries--Taiwan and Hong Kong--which accounted for 38% and 12% of net sales, respectively, for the quarter ended April 30, 1998. Sales to one international customer and one domestic customer accounted for 23% and 11%, respectively, of net sales in the first quarter ended April 30, 1998. The Company's gross margin as a percentage of net sales for the quarter ended April 30, 1998 was 29% as compared with 30% for the same quarter last year.

Sales and marketing expenses for the first quarter ended April 30, 1998 decreased by $164,000 (13%) as compared to the same quarter last year. The decrease was largely due to a reduction in outside sales representatives and sales support related expenses as the Company continued to focus more on OEM and corporate markets instead of retail channels. Overall research and development expenses for the fiscal quarter ended April 30, 1998 stood at relatively the same level as compared to the corresponding period of the prior year. The slight increase in R&D spending was the result of a combination of increases in MPEG decoding chipset development costs offset by the elimination of research and development expenses in graphics products as a result of the Company's discontinuance of its graphics business during the third quarter of fiscal 1998. General and administration expenses for the fiscal quarter ended April 30, 1998 remained relatively consistent with the same period last year.


Liquidity and Capital Resources

The Company had cash and equivalents and short-term investments of $20.6 million at April 30, 1998, as compared with $16.6 million at January 31, 1998. The increase in cash and short-term investments during the first quarter of fiscal 1999 was primarily the result of the Company's sale of preferred stock. In February 1998, the Company raised an additional $5 million in equity capital through the sale of convertible preferred stock in a private placement. These proceeds are expected to be used to finance manufacturing capability for the Company's DVD/MPEG-2 and Internet/intranet networked video product offerings. However, actual uses may vary, depending on the Company's business strategy. In April 1998, the Company modified the pricing terms of its $12 million bank revolving line of credit, which may generate favorable savings in interest costs. The Company's primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and capital requirements for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital or bank financing will be available to the Company when needed. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and the actual results may differ as a result of such factors.

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

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of the Company's common stock. Furthermore, the Company operates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

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

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None
(b)   Reports on Form 8-K
      No reports on Form 8-K were filed by the registrant during the quarter ended April 30 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 12, 1998                  SIGMA DESIGNS, INC.

                                       /s/ Thinh Q. Tran
                                      ------------------------------------------
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Kit Tsui
                                      ------------------------------------------
                                      Director of Finance, Chief
                                      Financial Officer and Secretary (Principal
                                      Financial and Accounting Officer)