Form 10-Q/A
period 1998-04-30
SIGMA DESIGNS INC
filed 1998-07-06
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

         This  amendment  is filed  solely to correct a  printer's  error in the
"Condensed   Consolidated   Statements  of  Cash  Flows-Changes  in  Assets  and
Liabilities-Accounts Payable."

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
                                                  ========         ========



                               See accompanying notes.

                               SIGMA DESIGNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                 April 30,
                                                           1998               1997
                                                        ----------          ---------
Cash flows from operating activities
Net loss                                                 $    (16)          $   (598)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                  96                152
Loss on disposal of assets                                     11                  2
Changes in assets and liabilities:
     Accounts receivable                                     (885)             1,042
     Inventories                                           (1,176)            (3,027)
     Prepaid expenses and other                               141                155
     Accounts payable                                          94                269
     Accrued liabilities                                     (114)              (188)
                                                         --------           --------
Net cash used for operating activities                     (1,849)            (2,193)

Cash flows from investing activities
Purchase of short-term investments                        (16,574)           (16,685)
Maturity of short-term investments                         13,001             11,801
Equipment additions                                           (38)               (89)
Other                                                          22                --
                                                         --------           --------
Net cash used for investing activities                     (3,589)            (4,973)

Cash flows from financing activities
Preferred stock sold                                        4,653                --
Common stock sold                                              34                 15
Repayment of capital lease obligations                        (30)                (5)
Borrowings under lines of credit                            1,120              1,650
                                                         --------           --------
Net cash provided by financing activities                   5,777              1,660

Net increase (decrease) in cash and equivalents               339             (5,506)
Cash and equivalents, beginning of period                     697              6,945
                                                         --------           --------
Cash and equivalents, end of period                      $  1,036           $  1,439
                                                         ========           ========
Noncash financing activities
Series A preferred dividends                                   40                --
Conversion of Series A preferred stock
  into common stock                                           652                --
Issuance costs for Series B preferred stock
  paid for in common stock                                     18                --


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