Form 10-Q
period 1998-07-31
SIGMA DESIGNS INC
filed 1998-09-14
CIK 790715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998 or

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

                             Yes____X____ No________


As of August 31, 1998 there were 12,289,293 shares of the Registrant's Common Stock issued and outstanding.

                                          TABLE OF CONTENTS

                                         SIGMA DESIGNS, INC.

                                                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets--July 31, 1998 and January 31, 1998               3

         Condensed Consolidated Statements of Operations--Three months and six months
               ended July 31, 1998 and 1997                                                      4

         Condensed Consolidated Statements of Cash Flows--Six months ended
               July 31, 1998 and 1997                                                            5

         Notes to Condensed Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                      12


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                          SIGMA DESIGNS, INC.
                                                 Condensed Consolidated Balance Sheets
                                                        (Dollars in thousands.)
                                                                                                July 31,                 January 31,
                                                                                                  1998                      1998*
                                                                                              --------------------------------------
                                                                                              (Unaudited)
Assets

Current assets:
      Cash and equivalents                                                                       $  1,187                  $    697
      Short-term investments                                                                       17,541                    15,951
      Accounts receivable - net                                                                    12,257                    12,395
      Inventories                                                                                  10,631                     7,314
      Prepaid expenses & other                                                                        366                       592
                                                                                                 --------                  --------
                  Total current assets                                                           $ 41,982                  $ 36,949

Property and equipment, net                                                                         1,532                     1,241
Other assets                                                                                          117                       139
                                                                                                 --------                  --------

Total assets                                                                                     $ 43,631                  $ 38,329
                                                                                                 ========                  ========

Liabilities and shareholders' equity

Current liabilities:
      Bank line of credit                                                                        $ 13,866                  $ 13,316
      Accounts payable                                                                              2,920                     3,014
      Accrued liabilities and other                                                                 1,725                     1,324
      Accrued facilities                                                                               93                       336
                                                                                                 --------                  --------
                  Total current liabilities                                                      $ 18,604                  $ 17,990

Capital lease-long term                                                                               351                        27
Shareholders' equity:
      Preferred stock                                                                               6,332                     2,715
      Common stock                                                                                 57,612                    56,419
      Accumulated deficit                                                                         (39,205)                  (38,759)
      Shareholder note receivable                                                                     (63)                      (63)
                                                                                                 --------                  --------
                  Total shareholders' equity                                                       24,676                    20,312
                                                                                                 --------                  --------
Total liabilities and shareholders' equity                                                       $ 43,631                  $ 38,329
                                                                                                 ========                  ========

                See accompanying notes.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1998

                                        3

                                                         SIGMA DESIGNS, INC.

                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)
                                           (Dollars in thousands, except per share data.)
                                                                    Three months ended                       Six months ended
                                                                         July 31,                                July 31,
                                                                 ------------------------                ------------------------
                                                                 1998                1997                1998                1997
                                                                 ----                ----                ----                ----
Net sales                                                      $  9,056            $  8,593            $ 19,450            $ 17,100

Costs and expenses:
      Cost of  sales                                              6,289               8,598              13,680              14,529
      Sales and marketing                                           970               1,147               2,100               2,441
      Research and development                                    1,606               1,231               2,777               2,395
      General and administrative                                    922               2,743               1,636               3,464
                                                               --------            --------            --------            --------
         Total costs and expenses                                 9,787              13,719              20,193              22,829

Loss from operations                                               (731)             (5,126)               (743)             (5,729)
Interest and other income, net                                       41                 (24)                 37                 (19)
Income tax credit                                                   317                 824                 317                 824
                                                               --------            --------            --------            --------

Net loss before dividend on
      preferred stock                                              (373)             (4,326)               (389)             (4,924)
                                                               --------            --------            --------            --------
Dividend on preferred stock                                         (15)                (80)                (55)                (80)
Net loss available to
      common shareholders                                      $   (388)           $ (4,406)           $   (444)           $ (5,004)
                                                               ========            ========            ========            ========

Net loss per common share--basic
      and diluted                                              $  (0.03)           $  (0.40)           $  (0.04)           $  (0.46)
                                                               ========            ========            ========            ========

Shares used in computation--basic
      and diluted                                                11,861              10,928              11,769              10,887
                                                               ========            ========            ========            ========

                                                        See accompanying notes

                                                         SIGMA DESIGNS, INC.

                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           (In thousands)

                                                             (Unaudited)

                                                                                                          6 Months Ended
                                                                                                              July 31
                                                                                                     -----------------------------
                                                                                                     1998                     1997
                                                                                                     ----                     ----
Cash flows from operating activities
Net income (loss)                                                                                     (389)                  (4,924)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:

Depreciation and amortization                                                                          230                      227
Loss on disposal of assets                                                                              11                       28
Changes in assets and liabilities:
      Accounts receivable                                                                              138                    2,437
      Inventories                                                                                   (3,317)                  (1,415)
      Prepaid expenses and other                                                                       226                       (4)
      Accounts payable                                                                                 203                     (789)
      Accrued liabilities                                                                              (88)                  (1,079)
Other                                                                                                 --                        201
                                                                                                   -------                  -------
Net cash used for operating activities
                                                                                                    (2,986)                  (5,318)

Cash flows from investing activities
Purchase of short-term investments                                                                 (17,297)                 (10,409)
Maturity of short-term investments                                                                  15,705                    5,299
Other assets                                                                                            22                       16
Purchase of fixed assets                                                                              (164)                    (133)
                                                                                                   -------                  -------
Net cash used for investing activities                                                              (1,734)                  (5,227)

Cash flows from financing activities
Proceeds from sale of common stock                                                                     163                      119
Proceeds from sale of preferred stock, net                                                           4,648                    4,190
Payment of dividends                                                                                   (77)                    --
Repayment of capital lease obligations                                                                 (74)                     (13)
Bank borrowings, net                                                                                   550                    2,635
                                                                                                   -------                  -------
Net cash provided by financing activities                                                            5,210                    6,931

Net increase (decrease) in cash and equivalents                                                        490                   (3,614)
Cash and equivalents, beginning of period                                                              697                    6,945
                                                                                                   -------                  -------
Cash and equivalents, end of period                                                                  1,187                    3,331
                                                                                                   =======                  =======

Noncash financing activities
      Property acquired under capital lease                                                            668                        0
      Series A preferred dividends                                                                      54                       93
      Conversion of Series A preferred stock into common stock                                       1,012                        0
      Issuance costs for preferred stock paid for in common stock                                      361                      355


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Balance sheet information as of January 31, 1998 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 1998 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1998 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consist of the following:

                                                          (In thousands)
                                                   July 31            January 31
                                                     1998                1998
                                                   --------            --------
Finished goods                                     $  3,562            $  3,366
Work-in process                                       5,437               3,497
Raw materials                                         5,525               4,291
Less: reserves                                       (3,893)             (3,840)
                                                   --------            --------
                                                   $ 10,631            $  7,314
                                                   ========            ========


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

The following table sets forth the computation of basic and diluted net loss per share:
                                                                       Three Months Ended                 Six Months Ended
                                                                 July 31,               July 31,     July 31,               July 31,
                                                                   1998                   1997         1998                   1997
                                                                 -------------------------------     -------------------------------
                                                                               (In Thousands Expect Per Share Data)
Numerator (for basic and diluted net loss per common share):
Net loss applicable to common shareholders                       $   (388)             $ (4,406)     $   (444)             $ (5,004)
                                                                 --------              --------      --------              --------
Denominator:
Weighted average shares outstanding                                11,978                11,135        11,886                11,118
Less:  Shares subject to repurchase                                  (117)                 (207)         (117)                 (231)
Denominator for basic and diluted net loss
   per common share                                                11,861                10,928        11,769                10,887
                                                                 --------              --------      --------              --------
Net loss per common share - basic and diluted                    $  (0.03)             $  (0.40)     $  (0.04)             $   0.46
                                                                 --------              --------      --------              --------

4. In the first  quarter  of fiscal  1999,  the  Company  adopted  Statement  of
Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income,"
which requires that an enterprise  report,  by major  components and as a single total,  the  change in net  assets  during the  period  from  nonowner  sources.
Adoption  of SFAS No. 130 did not impact the  Company's  consolidated  financial position,  results of operations,  or cash flows. The reconciliation of net loss to comprehensive net loss is as follows (in thousands):
                                                          Three Months Ended             Six Months Ended
                                                               July 31,                     July 31,
                                                        1998              1997        1998              1997
                                                        ----------------------        ----------------------
Net loss available to common shareholders               $ (388)        $(4,406)       $ (444)        $(5,004)
Other comprehensive loss--net unrealized gain
  (loss) on short-term investments                          (3)            (12)           (8)            (41)
                                                        ----------------------        ----------------------

   Total comprehensive loss                             $ (391)        $(4,418)       $ (452)        $(5,045)
                                                        ----------------------        ----------------------

In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations, or cash flows. The Company will adopt this statement in its financial statements for the year ending January 31, 1999.

5. During the second quarter of fiscal 1999, the Company received a settlement of $317,568 from the California Franchise Tax Board on a claim previously filed by the Company.

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

7. In August 1998, the Company redeemed 2,000 shares of Series A Preferred Stock from one preferred stock shareholder. The total redemption cost and accrued dividends were $222,247.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company registered a net loss of $388,000 ($0.03 per share) on net sales of $9,056,000 for the fiscal quarter ended July 31, 1998 compared to a net loss of $4,406,000 ($0.40 per share) on net sales of $8,593,000 for the same quarter in the prior year. Revenues for the second quarter of fiscal 1999 and for the six months ended July 31, 1998 increased 5% and 14%, respectively, as compared to the same periods in the prior year. The increase was primarily attributable to the introduction of the Company's proprietary MPEG decoding chipsets in the second quarter of fiscal 1999, which resulted in increased sales to computer board manufacturers. OEM chipset sales for the second quarter of fiscal 1999 and for the six months ended July 31, 1998 increased 72% and 107%, respectively, as compared with the corresponding periods last year.

The following table sets forth the Company's net sales by product and market segments:

By Product Group                                Three Months Ended       Six Months Ended
                                                     July 31                  July 31
                                               ---------------------     --------------------
                                                 1998        1997         1998        1997
                                               ---------   ---------     --------    --------
MPEG Boards                                    $   3,815   $   5,261    $   9,125   $   8,692
MPEG & Graphic Chipsets                            5,071       2,941        9,886       6,074
Accessories & other                                  170         391          439       2,334
                                               ---------   ---------     --------    --------
                                               $   9,056   $   8,593     $ 19,450    $ 17,100
                                               =========   =========     ========    ========
By Market Segment

Internet/Intranet Video Networking             $   1,898   $   3,197    $   5,321   $   5,627
PC-DVD Upgrade kit                                 1,917       2,065        3,779       3,405
OEM Chipsets                                       5,071       2,941        9,859       4,773
Videoconferencing                                     20          58          132       2,450
Other                                                150         332          359         845
                                               ---------   ---------     --------    --------
                                               $   9,056   $   8,593     $ 19,450    $ 17,100
                                               =========   =========     ========    ========

MPEG-based boards and chipsets represented 98% of net sales for the quarter ended July 31, 1998 as compared with 96% for the same quarter last year. For the six months ended July 31, 1998, MPEG-based boards and chipsets represented 98% of net sales as compared with 86% for the same period last year. By market group, OEM chipsets, PC-DVD upgrade kits, and video networking products accounted for 56%, 21%, and 21% of total net sales, respectively, in the second quarter of fiscal 1999 as compared with 34%, 24%, and 37% of total net sales, respectively, in the same quarter last year. For the six months ended July 31, 1998, OEM chipsets, PC-DVD upgrade kits, and video networking products accounted for 51%, 19%, and 27% of total net sales, respectively, as compared with 28%, 20%, and 33% of total net sales, respectively, in the same period last year. The board level product line is targeted at OEM customers and system integrators to address the internet/intranet video networking market for corporate and home consumer applications. The chipsets are targeted at add-in card manufacturers and large-volume OEMs building interactive multimedia products for business and consumer markets.

The Company's international sales represented 76% of net sales in the quarter ended July 31, 1998 as compared with 48% in the comparable quarter of the prior year. Revenues generated from international sales were concentrated in two Asian countries--Taiwan and Hong Kong--which accounted for 56% and 9% of net sales, respectively, for the quarter ended July 31, 1998. For the six months ended July 31, 1998, international sales accounted for 71% of net sales as compared with 57% in the comparable period of the prior year. Sales to one international customer accounted for 25% of net sales in the second quarter ended July 31, 1998. The Company's customers in Taiwan are primarily computer board manufacturers that sell their products in worldwide, global markets.

The Company's gross margin as a percentage of net sales for the quarter increased to 31% and 30% during the second quarter and the first half of fiscal 1999, respectively, from (.06%) and 15% in the same periods in fiscal 1998. The significant increase was due to a combination of the Company's decision to write down excess inventories and related receivables in the second quarter of fiscal 1998 and the increase in sales of chipset products in the second quarter of fiscal 1999, which generally have higher profit margins as compared to the Company's other product lines.

Sales and marketing expenses decreased by $177,000 (15%) and $341,000 (14%), respectively, to $970,000 and $2,100,000 during the second quarter and first half of fiscal 1999 as compared to the same periods in fiscal 1998. The decrease was largely due to a reduction in outside sales representatives and sales support related expenses as the Company continued to focus more on OEM and corporate markets instead of retail channels. Research and development expenses increased $375,000 (30%) and $382,000 (16%), respectively, to $1,606,000 and
$2,777,000 during the second quarter and first half of fiscal 1999 as compared to the same periods in fiscal 1998. The increase was primarily attributable to the Company's continued development of its proprietary single-chip REALmagic DVD/MPEG-2 decoder and increased non-recurring engineering expenses associated with the Company's board product designs based on its proprietary chipsets. General and administration expenses decreased $1,821,000 (66%) and $1,828,000 (53%), respectively, to $922,000 and $1,636,000 during the second quarter and first half of fiscal 1999 as compared to the same periods in fiscal 1998. The significant decrease in general and administration expenses was largely due to a charge of $1,937,000 for accounts receivable reserves in connection with sales of graphics products in the second quarter of fiscal 1998. The Company discontinued its graphics business during the third quarter of fiscal 1998. Excluding this charge, general and administration expenses would have increased $116,000 and $109,000, respectively, during the second quarter and first half of fiscal 1999 as compared to the same periods in fiscal 1998. The increase was primarily attributable to contingent legal fees associated with the settlement from the California Franchise Tax Board for a claim previously filed by the Company, as described in Note 5.

Liquidity and Capital Resources

The Company had cash and short-term investments of $18.7 million at July 31, 1998, as compared with $16.6 million at January 31, 1998. The increase in cash and short-term investments during the first half of fiscal 1999 was primarily the result of the Company's sale of preferred stock. In February 1998, the Company raised an additional $5 million in equity capital through the sale of convertible preferred stock (Series B) in a private placement. Given current market conditions, the Series B preferred stock, upon conversion, could have a significant dilutive effect. The Company's management is currently evaluating several alternatives to minimize the dilutive impact of Series B preferred stock.

Cash used for operating activities for the six months ended July 31, 1998 of $2.9 million was primarily the result of an increase in inventories from January 31, 1998. Investing activities used cash of $1.8 million and $5.2 million primarily for the purchase of short-term investments for the six months ended July 31, 1998 and 1997, respectively. Financing activities provided cash of $5.2 million and $6.9 million for the six months ended July 31, 1998 and 1997, respectively. Sales of Series B preferred stock was the principal financing activity that provided cash for the six months ended July 31, 1998. Sale of Series A preferred stock and bank borrowings were the principal financing activities that provided cash for the six months ended July 31, 1997.

The primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and capital requirements for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common stock or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital or bank financing will be available to the Company when needed. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and the actual results may differ as a result of such factors.

Factors Affecting Future Operating Results

The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the

Company's products generally and the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials; the Company's inability to protect its intellectual property; loss of key personnel; technical problems in the development, rampup, and manufacture of products causing shipping delays; future dilution due to conversion of preferred stock or reductions in the Company's stock price due to unauthorized shortselling by preferred stockholders; and availability of third-party manufacturing capacity for production of certain of the Company's products. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company has compleated investigating whether any of its products requires modification to make them Year 2000 compliant. The Company has also been in contact with its significant suppliers and vendors to determine whether the products or services supplied by them are Year 2000 compliant and there were no negative responses. Based on the results thus far, the Company does not believe the costs of making its products Year 2000 compliant will be material or that it will incur material costs relating to its internal systems. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including whether management's assumptions of future events prove to be correct, that could cause actual costs to be higher.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None
(b)   Reports on Form 8-K
        No reports on Form 8-K were filed by the registrant during the quarter ended July 31 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 14, 1998            SIGMA DESIGNS, INC.

                                     /s/ Thinh Q. Tran
                                     -------------------------------------------
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ Kit Tsui
                                     -------------------------------------------
                                     Director of Finance, Chief
                                     Financial Officer and Secretary (Principal
                                     Financial and Accounting Officer)

Article 5:  Financial Data Schedule