Form 10-Q
period 1998-10-31
SIGMA DESIGNS INC
filed 1998-12-15
CIK 790715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
             for the quarterly period ended October 31, 1998 or

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

                             Yes____X____ No________


As of November 30, 1998 there were 14,499,308 shares of the Registrant's Common Stock issued and outstanding.

                           TABLE OF CONTENTS

                         SIGMA DESIGNS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets--October 31, 1998 and January 31, 1998

   Condensed Consolidated Statements of Operations--Three months and nine months ended October 31, 1998 and 1997

   Condensed Consolidated Statements of Cash Flows--Nine months ended
      October 31, 1998 and 1997

   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SIGMA DESIGNS, INC.
                   Condensed Consolidated Balance Sheets
                            (Dollars in thousands.)

                                                      October 31,   January 31,
                                                         1998          1998*
                                                      ------------  ------------
                                                      (Unaudited)
                         Assets

Current assets:
  Cash and equivalents..............................       $2,141          $697
  Short-term investments............................       16,599        15,951
  Accounts receivable - net.........................       13,461        12,395
  Inventories.......................................        9,877         7,314
  Prepaid expenses & other..........................          357           592
                                                      ------------  ------------
              Total current assets..................       42,435        36,949

Property and equipment, net.........................        1,458         1,241
Other assets........................................          171           139
                                                      ------------  ------------
Total assets........................................      $44,064       $38,329
                                                      ============  ============
           Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $13,916       $13,316
  Accounts payable..................................        3,661         3,014
  Accrued liabilities and other.....................        1,700         1,324
  Accrued facilities................................         --             336
                                                      ------------  ------------
              Total current liabilities.............       19,277        17,990

Capital lease-long term.............................          280            27

Shareholders' equity:
  Preferred stock...................................        4,657         2,715
  Common stock......................................       59,871        56,419
  Accumulated deficit...............................      (39,958)      (38,759)
  Shareholder note receivable.......................          (63)          (63)
                                                      ------------  ------------
              Total shareholders' equity............       24,507        20,312
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $44,064       $38,329
                                                      ============  ============

    See notes to unaudited condensed consolidated financial statements.
* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1998

                           SIGMA DESIGNS, INC.

             Condensed Consolidated Statements of Operations
                             (Unaudited)
              (Dollars in thousands, except per share data)

                                    Three Months Ended      Nine Months Ended
                                       October 31,            October 31,
                                   ---------------------  ---------------------
                                     1998       1997        1998       1997
                                   ---------- ----------  ---------- ----------
Net sales.........................   $11,012    $10,022     $30,462    $27,122

Costs and expenses:
   Cost of  sales.................     7,830      6,711      21,510     21,240
   Sales and marketing............       903        973       3,003      3,414
   Research and development.......     1,534      1,305       4,312      3,700
   General and administrative.....       654        797       2,289      4,261
                                   ---------- ----------  ---------- ----------
      Total costs and expenses....    10,921      9,786      31,114     32,615
                                   ---------- ----------  ---------- ----------
Operating income (loss)...........        91        236        (652)    (5,493)
Interest and other income, net....       (45)        57         (10)        38
Income tax credit.................         3       --           321        824
                                   ---------- ----------  ---------- ----------
Income (loss) before dividend
   on preferred stock.............        49        293        (341)    (4,631)
Dividend on preferred stock.......      (804)      (357)       (858)      (437)
                                   ---------- ----------  ---------- ----------
Net loss available to
   common shareholders............     ($755)      ($64)    ($1,199)   ($5,068)
                                   ========== ==========  ========== ==========
Net loss per common share--basic
   and diluted....................    ($0.06)    ($0.01)     ($0.10)    ($0.46)
                                   ========== ==========  ========== ==========
Shares used in computation--basic
   and diluted....................    12,446     10,970      12,059     10,913
                                   ========== ==========  ========== ==========

    See notes to unaudited condensed consolidated financial statements.

                             SIGMA DESIGNS, INC.

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                        October 31,
                                                   ---------------------
                                                     1998       1997
                                                   ---------- ----------
Cash flows from operating activities:
  Net income (loss)...............................     ($341)   ($4,631)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Depreciation and amortization.................       391        419
    Loss on disposal of assets....................        11         28
    Changes in assets and liabilities:
        Accounts receivable.......................    (1,066)     1,094
        Inventories...............................    (2,563)    (1,464)
        Prepaid expenses and other................       235        197
        Accounts payable..........................       946     (1,660)
        Accrued liabilities.......................      (181)    (1,040)
  Other...........................................      --          201
                                                   ---------- ----------
Net cash used for operating activities............    (2,568)    (6,856)
                                                   ---------- ----------

Cash flows from investing activities:
  Purchase of short-term investments..............   (17,575)   (16,977)
  Maturity of short-term investments..............    16,927     11,801
  Other assets....................................       (32)        16
  Purchase of fixed assets........................      (250)      (175)
                                                   ---------- ----------
Net cash used for investing activities............      (930)    (5,335)
                                                   ---------- ----------

Cash flows from financing activities:
  Proceeds from sale of common stock..............       165        165
  Proceeds from sale of preferred stock, net......     4,647      4,190
  Repurchase of Series A stock....................      (215)      --
  Payment of dividends............................       (87)      --
  Repayment of capital lease obligations..........      (168)       (26)
  Bank borrowings, net............................       600      2,335
                                                   ---------- ----------
Net cash provided by financing activities.........     4,942      6,664
                                                   ---------- ----------
Net increase (decrease) in cash and equivalents...     1,444     (5,527)
Cash and equivalents, beginning of period.........       697      6,945
                                                   ---------- ----------
Cash and equivalents, end of period...............    $2,141     $1,418
                                                   ========== ==========


Noncash financing activities:
    Property acquired under capital lease.........      $668     $  --
    Series A preferred dividends..................       $61        $93
    Conversion of Series A preferred stock
      into common stock...........................    $1,776     $  --
    Issuance costs for preferred stock paid
      for in common stock.........................       $18       $355
    Conversion of Series B preferred stock
      into common stock...........................      $696     $  --
    Series B preferred dividends..................      $797     $  --

    See notes to unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Balance sheet information as of January 31, 1998 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 1998 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1998 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consist of the following:

                                        (In thousands)
                                    October 31,  January 31,
                                       1998         1998
                                    -----------  -----------
Finished goods.....................     $4,017       $3,366
Work-in process....................      5,377        3,497
Raw materials......................      4,526        4,291
Less: reserves.....................     (4,043)      (3,840)
                                    -----------  -----------
                                        $9,877       $7,314
                                    ===========  ===========


3. The Company had $12,000,000 outstanding as of October 31, 1998 under a $12,000,000 bank line of credit that expires in October 1999, bears interest at the bank's index rate (4.65% at October 31, 1998) plus 1%, and is secured by funds on deposit in accounts that have been assigned to the lender. The Company also had $1,196,000 outstanding at October 31, 1998 under a $6,000,000 bank line of credit that expires in October 1999, bears interest at the bank's prime rate (8% at October 31, 1998) plus 1.25%, is secured by the Company's accounts receivable, inventories, equipment and intangibles, and restricts the Company's ability to declare or pay dividends.

The lines of credit certain covenants that, among other things, require the Company to maintain tangible net worth plus subordinated debt of $15,000,000, quarterly net income, and certain financial ratios. At October 31, 1998, the Company was not in compliance with the quarterly net income covenant and subsequently received a waiver for the covenant.










4. During the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" and, retroactively, restated prior period earnings per share
(EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the periods presented is computed by dividing net loss available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is the same as basic EPS since all other potential dilutive securities are excluded as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

                                    Three Months Ended      Nine Months Ended
                                       October 31,            October 31,
                                   ---------------------  ---------------------
                                     1998       1997        1998       1997
                                   ---------- ----------  ---------- ----------
Numerator (for basic and diluted
  net loss per common share):
Net loss available to
   common shareholders............     ($755)      ($64)    ($1,199)   ($5,068)
                                   ========== ==========  ========== ==========

Denominator:
Weighted average shares
   outsatnding....................    12,481     11,159      12,124     11,111
Less:  Shares subject to
   repurchase.....................       (35)      (189)        (65)      (198)
                                   ---------- ----------  ---------- ----------
Denominator for basic and diluted
   net loss per common share......    12,446     10,970      12,059     10,913
                                   ========== ==========  ========== ==========

Net loss per common share--basic
   and diluted....................    ($0.06)    ($0.01)     ($0.10)    ($0.46)
                                   ========== ==========  ========== ==========















5. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations, or cash flows. The reconciliation of net loss to comprehensive net loss is as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       October 31,            October 31,
                                   ---------------------  ---------------------
                                     1998       1997        1998       1997
                                   ---------- ----------  ---------- ----------
Net loss available to
   common shareholders............     ($755)      ($64)    ($1,199)   ($5,068)
Other comprehensive loss--net
   unrealized gain (loss) on
   short-term investments.........         3         (3)        --          41
                                   ---------- ----------  ---------- ----------
   Total comprehensive loss.......     ($752)      ($67)    ($1,199)   ($5,027)
                                   ========== ==========  ========== ==========



6. In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations, or cash flows. The Company will adopt this statement in its financial statements for the year ending January 31, 1999.

In June 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fir value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

7. During the second quarter of fiscal 1999, the Company received a settlement of $317,568 from the California Franchise Tax Board on a claim previously filed by the Company.

8. In February 1998, two class action complaints were filed against the Company in the United States District Court, Northern District of California. The actions were filed on behalf of putative classes of purchasers of the Company's common stock during the period October 24, 1995 through February 13, 1997. The complaints allege that Sigma Designs, Inc. and certain of its officers and/or directors violated federal securities laws in connection with various public statements made during the putative class period. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a motion to consolidate the complaints. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense.

The Company is also party to another claim against it. Although the ultimate outcome of this matter is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

9. In August 1998, the Company redeemed 2,000 shares of Series A Preferred Stock from one preferred stock shareholder. The total redemption cost and accrued dividends were $222,247.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company reported net income of $49,000 before deemed dividends on preferred stock on net sales of $11,012,000 for the fiscal quarter ended October 31, 1998 compared to net income of $293,000 (before deemed dividends on preferred stock) on net sales of $10,022,000 for the same quarter in the prior year. Including the effect of deemed dividends on preferred stock, the Company reported a net loss attributable to common shareholders of $755,000 ($0.06 per share) for the third quarter of fiscal 1999, compared to a net loss of $64,000 ($0.01 per share) for the same period in fiscal 1998. The deemed dividends on preferred stock result from the conversion feature of the preferred stock, which provides for a conversion price that may be a discount to the common stock market value on the date of conversion. The deemed dividends had no effect on the Company's cash flow and total shareholders' equity. Revenues for the third quarter of fiscal 1999 and for the nine months ended October 31, 1998 increased 10% and 12%, respectively, as compared to the same periods in the prior year. The increase was primarily attributable to the introduction of the Company's proprietary MPEG decoding chipsets in the second quarter of fiscal 1999, which resulted in increased sales to computer board manufacturers in the second and third quarters of 1999. OEM chipset sales for the third quarter of fiscal 1999 and for the nine months ended October 31, 1998 increased 28% and 48%, respectively, as compared with the corresponding periods in the prior year.

The following table sets forth the Company's net sales by product and market segments:

                                       Three Months Ended    Nine Months Ended
                                          October 31,          October 31,
                                      -------------------  -------------------
                                        1998      1997       1998      1997
                                      --------- ---------  --------- ---------
By Product Group:
 MPEG Boards........................    $4,737    $5,290    $13,862   $13,982
 MPEG & Graphic Chipsets............     5,713     4,474     15,599    10,548
 Accessories & other................       562       258      1,001     2,592
                                      --------- ---------  --------- ---------
                                       $11,012   $10,022    $30,462   $27,122
                                      ========= =========  ========= =========
By Market Segment:
 Internet/Intranet Video Networking.    $1,139    $3,284     $6,460    $8,911
 PC-DVD Upgrade kit.................     3,598     2,006      7,377     5,411
 OEM Chipsets.......................     5,713     4,474     15,572     9,247
 Videoconferencing..................       --        --         132     2,450
 Other..............................       562       258        921     1,103
                                      --------- ---------  --------- ---------
                                       $11,012   $10,022    $30,462   $27,122
                                      ========= =========  ========= =========

MPEG-based boards and chipsets represented 95% of net sales for the quarter ended October 31, 1998 as compared with 97% for the same quarter last year. For the nine months ended October 31, 1998, MPEG-based boards and chipsets represented 97% of net sales as compared with 90% for the same period last year. By market group, OEM chipsets, PC-DVD upgrade kits, and video networking products accounted for 52%, 33%, and 10% of total net sales, respectively, in the third quarter of fiscal 1999 as compared with 45%, 20%, and 33% of total net sales, respectively, in the same quarter last year. For the nine months ended October 31, 1998, OEM chipsets, PC-DVD upgrade kits, and video networking products accounted for 51%, 24%, and 21% of total net sales, respectively, as compared with 34%, 20%, and 33% of total net sales, respectively, in the same period last year. The board level product line is targeted at OEM customers and system integrators to address the internet/intranet video networking market for corporate and home consumer applications. The chipsets are targeted at add-in card manufacturers and large-volume OEMs building interactive multimedia products for business and consumer markets.

The Company's international sales represented 63% of net sales in the quarter ended October 31, 1998 as compared with 66% in the comparable quarter of the prior year. Revenues generated from Taiwan accounted for 50% of net sales for the quarter ended October 31, 1998 as compared with 46% in the same quarter last year. For the nine months ended October 31, 1998, international sales accounted for 69% of net sales as compared with 60% in the comparable period of the prior year. Sales to one international customer accounted for 34% and 30% of net sales, respectively, in the third quarter and nine months ended October 31,
1998.   The Company's customers in Taiwan are primarily computer board manufacturers that sell their products in worldwide, global markets.

The Company's gross margin as a percentage of net sales for the quarter decreased to 29% during the third quarter of fiscal 1999 from 33% in the same period in fiscal 1998. The decrease was primarily attributable to lower average selling prices for the Company's DVD decoder card as the Company made initial shipments to several large OEM customers during the third quarter of fiscal 1999. For the nine months ended October 31, 1998, the Company's gross margin as a percentage of net sales increased to 29% from 22% in the same period last year. The significant increase was largely due to the Company's decision to write down excess inventories and related receivables in the second quarter of fiscal 1998.

Sales and marketing expenses decreased by $70,000 (7%) and $411,000 (12%), respectively, to $903,000 and $3,003,000 during the third quarter and first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The decrease was primarily due to a reduction in trade show and sales support related expenses as the Company continued to focus more on OEM and corporate markets instead of retail channels. Research and development expenses increased $229,000 (18%) and $612,000 (17%), respectively, to $1,534,000 and $4,312,000 during the third quarter and first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The increase was primarily attributable to the Company's continued development of its proprietary single-chip
REALmagic DVD/MPEG-2 decoder and increased non- recurring engineering expenses associated with the Company's board product designs based on its proprietary chipsets. General and administration expenses decreased $143,000 (18%) and $1,972,000 (46%), respectively, to
$654,000 and $2,289,000 during the third quarter and first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The decrease in general and administration expenses in the third quarter as compared to the corresponding quarter in fiscal 1998 was largely due to a non-recurring charge of unamortized merger expense associated with the discontinuation of the graphics product line during the third quarter of fiscal 1998, and a reduction in personnel expense during the third quarter of fiscal 1999. The significant decrease in general and administration expenses for the first nine months of fiscal 1999 as compared to the same period last year was primarily due to a charge of $1,937,000 for accounts receivable reserves in connection with sales of graphics products in the second quarter of fiscal 1998. Excluding this charge, general and administration expenses would have decreased
$35,000 during the first nine months of fiscal 1999 as compared to the same period in fiscal 1998.

Liquidity and Capital Resources

The Company had cash and short-term investments of $18.7 million at October 31, 1998, as compared with $16.6 million at January 31, 1998. The increase in cash and short-term investments during the first nine months of fiscal 1999 was primarily the result of the Company's sale of preferred stock. In February 1998, the Company raised an additional $5 million in equity capital through the sale of convertible preferred stock (Series B) in a private placement. At October 31, 1998, $750,000 of Series B preferred stock had been converted to common shares. Given current market conditions, the Series B preferred stock, upon conversion, could have a significant dilutive effect. Current accounting standards require the Company to report deemed dividends as a reduction in earnings applicable to common shareholders if the conversion feature of the preferred stock results in a conversion price lower than the common stock's market value on the date of conversion. This deemed dividend amount could be significant in future accounting periods due to the volatility of the Company's common stock. The Company's management is currently evaluating several alternatives to minimize the dilutive impact of Series B preferred stock.

Cash used for operating activities for the nine months ended October 31, 1998 of $2.6 million was primarily the result of an increase in inventories from January 31, 1998. Investing activities used cash of $0.9 million and $5.3 million primarily for the purchase of short-term investments for the nine months ended October 31, 1998 and 1997, respectively. Financing activities provided cash of $4.9 million and $6.7 million for the nine months ended October 31, 1998 and 1997, respectively. Sales of Series B preferred stock was the principal financing activity that provided cash for the nine months ended October 31, 1998. Sale of Series A preferred stock and bank borrowings were the principal financing activities that provided cash for the nine months ended October 31, 1997.

The primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and capital requirements for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common stock or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital or bank financing will be available to the Company when needed. The Company's bank loans are subject to certain covenants relating to profitability and financial ratios. The Company did not meet the profitability covenant; however, the Company has obtained a waiver from the bank for the fiscal quarter ended October 31, 1998 releasing the Company from meeting the profitability covenant. There is no assurance that such waiver will be granted for future fiscal quarters in the event that the Company reports net losses. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and the actual results may differ as a result of such factors.

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

The Company has tested its products, and management believes that the Company's products are not date-sensitive and, therefore, are Year 2000 ready. The Company has also conducted a review of its exposure to the Year 2000 problem, including working with computer systems and software vendors. Although the full impact of the Year 2000 problem is unknown at this time, management believes that the Company's internal information systems are Year 2000 compliant and does not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the Year 2000 problem, with respect to both our information technology as well as product and service functions.

The Company has also been in contact with its significant suppliers and vendors to determine whether the products or services supplied by them are Year 2000 compliant, and there were no negative responses. However, significant uncertainty remains concerning the effects of the Year 2000 problem, including uncertainty regarding assurances made by vendors. In addition, the Company has not investigated Year 2000 compliance of other entities who are not major vendors of the Company or who are vendors or purchasers of our product. The Company cannot assume that third parties will be Year 2000 compliant, and if they are not, we cannot assume that we will not be subject to actions, liabilities, or damages associated with these failures. The Company will develop appropriate contingency plans in the event that a significant exposure arises relative to any such third parties. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including whether management's assumptions of future events prove to be correct, that could cause actual costs to be higher.

                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
       27.1 Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  Decemmber 14, 1998            SIGMA DESIGNS, INC.

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