Form 10-K
period 1999-01-31
SIGMA DESIGNS INC
filed 1999-05-03
CIK 790715

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended:  January 31, 1999

                                       OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                      Commission File Number      000-15116

                            -------------------------
                               Sigma Designs, Inc.
             (Exact name of Registrant as specified in its charter)

           California                                       94-2848099
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

  355 Fairview Way, Milpitas, California                        95035
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (408) 262-9003

   Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                             (Title of Class)
                            -------------------------

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


   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $95,528,329 as of April 14, 1999 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 15,596,462 of the Registrant's Common Stock issued and outstanding on April 14, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on June 11, 1999 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

 ===============================================================================

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting Business, Operating Results, and Financial Condition" and elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the "Company," "Sigma," "we," "us," and "our" refer to Sigma Designs, Inc.

Overview

     We design, manufacture (using subcontractors) and market multimedia products for use with personal computers. The emergence of multimedia technology in the personal computer (PC) market has dramatically changed the way in which users interact with computers. Multimedia integrates different elements, such as sound and video, to enhance the computing experience and deliver a heightened sense of realism. Through its REALmagic product line incorporating Moving Picture Experts Group (MPEG) technology, Sigma Designs has become a leader in this emerging market.

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

     With MPEG technology, producers can create (and users can enjoy) an interactive, television-like experience on a desktop PC. The result is a significant new visual impact, thereby opening possibilities for a wide range of entertainment, education, training and business presentation applications. In April 1997, we announced our entry into the Digital Video Disk ("DVD") market. A key element of the DVD specification is the use of MPEG-2 for digital video compression, a technology in which Sigma has established expertise. Sigma's REALmagic EM8300, EM8220 and EM8800 PC-based DVD and Super Video Compact Disk ("SVCD") solutions are extensions of our MPEG expertise and provide a highly-integrated solution for the PC-DVD and PC-SVCD markets.

The REALmagic MPEG Standard

     Since its first shipment in November 1993, REALmagic technology has received support from PC industry leaders, software developers, and OEM and retail customers.

Partnership with PC Industry Leaders

     Sigma has developed strategic partnerships to develop and market network streaming video products with companies such as Hughes Network Systems, IBM, Microsoft Corporation, OptiVision, Oracle Corporation, Silicon Graphics, Inc., Starlight Networks, acquired by Picturetel, Sun Microsystems, and FVC.com.

Support from Software Developers

     Support for Sigma's REALmagic MPEG standard has grown to over 1,200 software developers. To further expand the list of developers, Sigma has worked directly with Microsoft on Microsoft's new streaming standard for MPEG-2 called DirectShow. Sigma Designs is the first and currently the only company shipping drivers with DirectShow support for streaming MPEG-2 video, making it the first recommended decoder for use with Microsoft's NetShow Theater video server.

     Using the DirectShow standard, software developers can create streaming video applications with virtually any video server-without any C programming at all. This enables universities and corporations to get live video and video on demand applications online very rapidly, which shortens the sales process.

Support from Original Equipment Manufacturer ("OEM") Customers

     In the United States, Dell Computer Corporation, Compaq Computer Corporation, IBM, Hughes Network Systems and OptiVision have purchased REALmagic cards for installation inside their systems for streaming video. Additionally, Philips, Sony, Panasonic Canada, Matsushita, Toshiba, VideoLogic and several other companies market DVD kits that include REALmagic Hollywood Plus playback cards, and several vendors base their DVD systems on REALmagic DVD playback cards.

Acceptance by the Corporate Market

     REALmagic is the most well-known and most recognized brand name for MPEG video on PCs. Sigma Designs has developed this brand name through marketing campaigns and by building a reputation for delivering and supporting inexpensive MPEG decoders with robust, powerful and flexible software drivers. This has made Sigma Designs' REALmagic the de facto standard for corporate market projects such as corporate-wide rollouts at Merrill Lynch, Smith Barney and Wal-Mart.

REALmagic Business Strategy

     Sigma's corporate objective is to continue to be a leading provider of MPEG multimedia products that enable full-screen, full-motion, TV-like quality video on the standard desktop and the notebook PC. To accomplish this goal, we intend to promote widespread acceptance of REALmagic technology. The key parts of this strategy include:

Win More OEM Partnerships and Further Penetrate the Corporate Market

     To establish REALmagic for MPEG-2 as a standard, we will continue to seek design wins with major PC manufacturers worldwide, in which the OEMs will factory-install REALmagic boards or chipsets inside their multimedia PCs. On the retail side, our systems integration sales team will continue to work with its network of national distributors and special Value Added Resellers (VARs) to distribute our high-end REALmagic playback card. In Europe and Asia Pacific, we intend to continue to expand our relationship with distributors as well as OEMs and VARs. In addition, we will seek to sell chipsets to add-on card manufacturers that will, in turn, market to owners of Pentium PCs.

Introduce New Generations of REALmagic, Offer REALmagic products at Competitive Prices and Continually Reduce Product Costs

     A significant aspect of our product strategy is to increase the sale of REALmagic chipsets while continuing to develop newer versions and generations of REALmagic products, including chipsets for both desktop and notebook PCs. We seek to continue to offer consumers better-featured and lower-priced products over time.

REALmagic Products

     We currently offer a complete family of REALmagic products including:

     o REALmagic Hollywood Plus-In April 1997, we announced our entry into the DVD market. The REALmagic Hollywood Plus MPEG-2 playback card turns a PC into a full-featured DVD player that exploits many of the digital video and digital surround sound capabilities of the DVD format and upcoming MPEG-2 interactive titles. The REALmagic Hollywood Plus DVD/MPEG-2 playback card displays flicker-free video at full-screen resolution, making video watching on a PC a new experience. Movies can be simultaneously displayed on the PC monitor and on a large-screen TV.

     o REALmagic NetStream 2-In October 1997, we announced our entry into the MPEG-2 networked video market. Products in the NetStream family include specialized hardware and software developed specifically for delivering video to corporate desktops and can be used for both video on demand and broadcast video playback. NetStream 2 is an MPEG-2 playback card offering full plug and play installation and compatibility with a broad range of third-party applications, including video servers for video on demand, MPEG encoders for stored or real-time playback, satellite delivery systems, streaming video playback systems and scores of customizable interactive training titles.

     o REALmagic EM8300-In March 1998, we announced the introduction of the EM8300 REALmagic DVD/MPEG-2/MPEG-1 decoder Integrated Circuit ("IC"). Integrating virtually all functions of a DVD decoder on one chip, the EM8300 is designed to provide a highly integrated, cost effective vehicle for high-quality DVD. The EM8300 feature set draws on Sigma's industry-leading experience in the DVD/MPEG-2 market with earlier designs such as the REALmagic Ventura and REALmagic Hollywood decoder cards. The result is a blend of performance and affordability that can be key to gaining market share in the rapidly growing DVD market.

     o REALmagic EM8220 DVD/MPEG-2 VGA Add-On Card-In June 1998, we announced the introduction of a daughter card to add to Intel i740-based 2D/3D Video Graphics Array ("VGA") graphics cards to quickly and effectively deliver high-performance, video-ready multimedia systems.

     o REALmagic DVD/MPEG-2 Notebook Module-Designed to connect directly to the VGA controller through the ZV-bus and to the system bus through the module's Peripheral Component Interconnect ("PCI") interface, the notebook module gives notebook users all of the power and impact of DVD performance with their go-anywhere systems.

     o REALmagic EM8800-In October 1998, we announced the REALmagic EM8800 decoder IC, the first single-chip PC solution for China's new SVCD standard. Integrating virtually all SVCD decoding functions on one chip, the EM8800 can turn a PC into a full-featured home theater video player that fully exploits the improved video quality supported by the SVCD standard.

Marketing and Sales

     Sigma Designs currently distributes its products through sales to national and regional distributors, VARs and OEMs in the U.S. and throughout the world. Our U.S. distributors include Ingram Micro, Inc. and Tech Data, and our OEMs include Sony, Philips, Panasonic Canada, IBM, Matsushita, Toshiba, Kapok Computers, Royal Computer, ASE Technologies, LungHwa Electronics Co., Ltd., Formosa Industrial Computing, Labway Corporation and others. Our international distributors are strategically located in many countries around the world.

     We generally acquire and maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancellable without substantial penalty from such OEM customers. We currently place noncancellable orders to purchase semiconductor products from our suppliers on a twelve- to sixteen-week lead time basis. Consequently, if, as a result of inaccurate forecasts or cancelled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on our financial condition. One customer accounted for 28% of our net sales in fiscal 1999.

     Sales to distributors are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through of REALmagic products could result in product returns or collection problems, contributing to significant fluctuations in our operating results.

Research and Development

     As of January 31, 1999, we had a staff of 36 research and development personnel. The research and development personnel conduct all of our product development. We are focusing our development efforts primarily on MPEG multimedia products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

     To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, making improvements to the REALmagic architecture, and developing enhancements to the REALmagic Application Programming Interface (API).

     We cannot assure you that we will be able to make any such advancements in the REALmagic MPEG technology or, if they are made, that we will be able to market such advancements to maintain profitability and technological leadership.

     During fiscal 1999, fiscal 1998 and fiscal 1997, our research and development expenses were $5,678,000, $4,948,000 and $4,688,000, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

     The market for MPEG multimedia products is highly competitive; companies such as C-Cube Microsystems have a high profile in the industry. Although we do not believe that any products sold by a third party are in direct competition with the REALmagic decoding card in terms of price and performance, the possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of REALmagic technology. We believe that many computer product manufacturers are developing MPEG products that will compete directly with REALmagic products in the near future.

     We believe that the principal competitive factors in the market for MPEG multimedia hardware products include time to market for new product introductions, product performance, compatibility with industry standards, price, and marketing and distribution resources. We believe that we compete most favorably with respect to time to market, product performance and price of our REALmagic products.

Licenses, Patents and Trademarks

     We are seeking patent protection for certain software and hardware features in current and future versions of REALmagic. We currently have fifteen pending patent applications for our REALmagic technology. Ten patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for Sigma's competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

     To reduce overhead expenses, along with capital and staffing requirements, we currently use third-party contract manufacturers to fulfill all of our manufacturing needs, including chipset manufacture and board-level assembly. All of the chips used by us to develop our decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is a sole source of supply to us of the respective chips produced by such supplier.

     Our reliance on independent suppliers involves several risks, including the absence of adequate capacity and reduced control over delivery schedules, manufacturing yields and costs. Any delay or interruption in the supply of any of the components required for the production of REALmagic products could seriously harm our sales of products and, thus, our operating results.

Backlog

     Since our customers typically expect quick deliveries, we seek to ship products within a few weeks of receipt of a purchase order. However, the customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, our backlog has not been reflective of future sales. We also expect that in the near term, our backlog will continue to be not indicative of future sales.

Employees

     As of January 31, 1999, we had 78 full-time employees, including 36 in research and development, 19 in marketing, sales and support, 9 in operations, and 14 in finance and administration.
Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

Certain Factors Affecting Business, Operating Results, and Financial
Condition

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

We Have a History of Operating Losses and We Could Sustain Future Losses

     We incurred significant operating losses in fiscal 1995, 1996 and 1998 and had negative cash flow in fiscal 1995 and 1998. Since our introduction of the REALmagic Moving Picture Experts Group ("MPEG") product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Since our inception through January 31, 1999, our total accumulated deficit is $41,452,000. We cannot assure you that we will continue to sell our new REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will return to profitable operations in any future fiscal quarter or fiscal year. If profitable operations are achieved, we cannot assure you that they will be sustained.

Liquidity

     We have an Amended and Restated Business Loan Agreement with
Silicon Valley Bank, dated October 26, 1998. Under the Agreement we gave two secured Promissory Notes in total principal amounts of $12 million and $6 million to Silicon Valley Bank, under which we may borrow as needed. Under the Agreement and the Notes, we are subject to a certain profitability covenant. Since July 1997, we have, on occasion, been in violation of the profitability covenant and have obtained waivers releasing us from our obligation to meet this covenant. We were granted such a waiver for the quarter ended January 31, 1999. We may need another waiver for the quarter ending April 30, 1999 or for future periods. We cannot assure you that Silicon Valley Bank will grant these waivers. If we do not meet this covenant, and if we do not obtain waivers, the loans may be in default. If we are in default, then the lender could accelerate payments on the Notes and we could suffer serious harm to our business, financial condition and prospects.

Marketing Risks and Volatility of OEM Customer Sales and Resale Distribution

     Our ability to increase sales, achieve profitability and maintain REALmagic as a personal computer ("PC") industry multimedia standard depends substantially on our ability to achieve a sustained high level of sales to new Original Equipment Manufacturer ("OEM") customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. We have not achieved bundling agreements with many OEM customers to ensure the success of our REALmagic product line. Also, even if we achieve new design wins, we cannot assure you that PC manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. In addition, 28% of our net sales were derived from one customer in fiscal 1999; any reductions in those sales could seriously harm us. Based on our experience in the PC industry, we expect that our actual sales to OEM customers will experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

     Our ability to achieve sustained profitability also depends on a substantial increase in the sales of REALmagic products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell-through of REALmagic products could result in product returns or collection problems. This could contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in maintaining a significant market for our REALmagic products.

Our Market May Undergo Rapid Technological Change and Our Future Success Will Depend on Our Ability to meet the Changing Needs of Our Industry

     The market for multimedia PC products is characterized by the following:

     o    rapidly changing technology and user preferences;
     o    evolving formats for compression of video and audio data; and
     o    frequent new product introductions.

     Even though REALmagic products and related software titles have gained initial market acceptance, our success depends, among other things, on our ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

     To have technological leadership, we must continue to make technological advancements and research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

     o    compatibility with emerging standards and multiple platforms;
     o    improvements to the REALmagic architecture; and
     o    enhancements to the REALmagic application programming interface.


     We cannot assure you that we will be able to make these advancements to our REALmagic technology. If we do make these advances, we cannot assure you that we will be able to achieve and maintain technological leadership. Any material failure by us or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of our technology and the introduction and sale of future products based on our technology. We cannot assure you that products or technologies developed by others will not render obsolete our technology and the products based on our technology.

     To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory obsolescence. In addition, new products, as opposed to more mature products, typically have higher initial component costs. This higher cost could result in downward pressures on our gross margins.

Our Industry is Highly Competitive and We Cannot Assure You That We Will Be Able to Effectively Compete

     The market for multimedia PC products is highly competitive and is driven by faster processors provided by Intel Corporation and other companies. Intel processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth of our REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products on the PC platform. These competitors include:

     o    SGS Thompson Microelectronics;
     o    C-Cube Microsystems;
     o    IBM Corporation;
     o    Zoran Corporation; and
     o    LSI Logic.

     In addition, Intel processors are becoming more powerful, so that video decoding could eventually be done in software. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our Net Sales Are Dependent on Market Demand for Multimedia Products

     Our business strategy is, and has been, to focus on REALmagic products by investing heavily in PC-based MPEG technology. In the fiscal year ended January 31, 1999, sales of multimedia products accounted for virtually all of our net sales. A decline in market demand for multimedia products will seriously harm our operating results. Our present reliance on REALmagic products is further affected by the fact that multimedia product sales are concentrated in the PC industry. A decline in demand for PCs could seriously harm our operating results and financial condition. In addition, one international customer accounted for 28%, 39% and 22% of revenues in fiscal 1999, 1998 and 1997.

Our Operating Results Are Subject to Significant Fluctuations Due To Many Factors and Any of These Factors Could Adversely Affect Our Stock Price

     Our operating results have fluctuated in the past and may continue to fluctuate in the future. This fluctuation is due to a number of factors, including the following and others:

     o our new product introductions and product introductions by our competitors;
     o market acceptance of our products by OEMs, software developers and end users;
     o    the success of our promotional programs;
     o    gains or losses of our significant customers;
     o    reductions in selling prices;
     o    inventory obsolescence;
     o    an interrupted or inadequate supply of semiconductor chips;
     o    our ability to protect our intellectual property; and
     o    loss of our key personnel.

     In addition, sales to OEM customers are subject to significant variability from quarter to quarter. This variability depends on OEMs' timing and release of products that incorporate our REALmagic technology, experience with sales of these products and inventory levels.

     The market for consumer electronics products is characterized by significant seasonal swings in demand. Demand typically peaks in the fourth calendar quarter of each year. We expect to derive a substantial portion of our revenues from the sales of REALmagic products in the future. The demand for our products will depend in part on the success of digital video technology. In light of this, our revenues may vary with the availability of and demand for DVD titles. This demand may increase or decrease as a result of a number of factors that cannot be predicted, such as consumer preferences and product announcements by competitors.

     Announcements of directly competing products will likely have a negative effect on our operating results. Based on our experience, we believe that a substantial portion of our shipments will occur in the third month of a quarter, with significant shipments completed in the latter part of the third month. This shipment pattern may cause our operating results to be difficult to predict. Currently, we place noncancellable orders to purchase semiconductor products from our foundries with a long lead time. Consequently, if, as a result of inaccurate forecasts or cancelled purchase orders, our anticipated sales and shipments in any quarter do not occur when expected, our inventory levels could be disproportionately high. This could require significant working capital and harm our operating results.

We Rely Heavily on Certain Manufacturers and Suppliers

     Our REALmagic products and components are presently manufactured by outside suppliers or foundries. We do not have long-term contracts with these suppliers. We conduct business with our suppliers on a written purchase order basis. Our reliance on independent suppliers subjects us to several risks. These risks include:

     o    the absence of adequate capacity;
     o the unavailability of, or interruptions in access to, certain process technologies; and
     o reduced control over delivery schedules, manufacturing yields and costs.

     We obtain some of our components from a single source. Delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic multimedia card currently obtained from a single source could have a material adverse impact on our sales of REALmagic products, and on our business.

     We must provide our suppliers with sufficient lead time to meet our forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially adversely affect our ability to produce REALmagic products in sufficient quantities. We cannot assure you that our forecasts regarding new product demand will be accurate, particularly because we sell our REALmagic products on a purchase order basis. Manufacturing REALmagic chipsets is a complex process, and we may experience short-term difficulties in obtaining timely deliveries. This could affect our ability to meet customer demand for our products. Any such delay in delivering products in the future could materially and adversely affect our operating results. Also, should any of our major suppliers become unable or unwilling to continue to manufacture our key components in required volumes, we will have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer and additional sources of supply may not be in a position to satisfy our requirements on a timely basis.

     In the past, we have experienced production delays and other difficulties, and we could experience similar problems in the future. In addition, product defects may occur and they may escape identification at the factory. This could result in unanticipated costs, cancellations, deferrals of purchase orders, or costly recall of products from customer sites.

We Depend on Key Personnel

     Our future success depends in large part on the continued service of our key technical, marketing, sales and management personnel. Given the complexity of REALmagic technology, we are dependent on our ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic products. These engineers are required to refine the existing hardware system and application programming interface and to introduce enhancements in future applications. The multimedia PC industry is characterized by high employee mobility and aggressive recruiting of skilled personnel.
Despite incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not able to obtain the services of additional personnel necessary for our growth. We do not have "keyperson" life insurance policies on any of our employees.

We Face Risks Related to Intellectual Property Rights

     Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold ten patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

     The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop noninfringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

Our International Operations Are Subject to Certain Risks

     During the fiscal years ended January 31, 1999, 1998 and 1997, sales to international customers accounted for approximately 72%, 64% and 72% of our net sales, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net sales. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

     Due to the concentration of international sales and the manufacturing capacity in Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for the Company to obtain price reductions from its foundries. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. If and when we engage in transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

     We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations.

Our Stock Price May Be Volatile

     The market of our Common Stock has been subject to significant volatility. This volatility is expected to continue. The following factors, among others, may have a significant impact on the market price of our Common Stock:

     o    our announcement of the introduction of new products;
     o our competitors' announcements of the introduction of new products; and
     o market conditions in the technology, entertainment and emerging growth company sectors.

     The stock market has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology and development stage companies, such as those in the electronics industry. This volatility is often unrelated or disproportionate to the operating performance of such companies.
These fluctuations, as well as general economic and market conditions, could decrease the price of our Common Stock.

There Is A Potential for Dilution From Conversion of Our Series C
Preferred Stock

     Series C Preferred Stock. As of April 14, 1999, 1,400 shares of our Series C Convertible Preferred Stock were issued and outstanding. The shares of Series C Preferred Stock are convertible at the option of the holders into that number of shares of our Common Stock as determined by the following formula:

o Multiply the stated value ($1,000) of the Series C Preferred Stock by the number of outstanding shares of Series C Preferred Stock, and divide the product by the then current Conversion Price (set forth below).

o The Conversion Price is based on the average of the closing sale trading market price of our Common Stock over the five trading-day period ending one day prior to the date of conversion of the Series C Preferred Stock; provided, however, that no share of Series C Preferred Stock may be converted into shares of our Common Stock if the Conversion Price is less than $4.00. Furthermore, the maximum Conversion Price for the Series C Preferred Stock is fixed at $7.00. Thus, if the Series C Preferred Stock had been converted on April 14, 1999, the Conversion Price would have been $5.43.

     Based on this formula, if the remaining outstanding Series C Preferred Stock was converted on April 14, 1999, it would have been convertible into approximately 257,827 shares of Common Stock.
Purchasers of our common stock will experience dilution of their investment upon conversion of the Series C Preferred Stock. Because the Conversion Price of the Series C Preferred Stock is capped at $7.00, the minimum number of shares of Common Stock that the remaining outstanding shares of Series C Preferred Stock may be converted into is 200,000 shares. And, because the Series C Preferred Stock cannot be converted at a Conversion Price that is less than $4.00, the maximum number of Common Stock that the remaining outstanding shares of Series C Preferred Stock may be converted into is 350,000 shares.

     In addition, the Series C Preferred Stock receives payment of dividends upon conversion into shares of our Common Stock. Dividends at the rate of eight percent (8%) of the stated value ($1,000) of the Series C Preferred Stock accrue daily on the basis of a 360-day year beginning on January 22, 1999. At our option, we can pay the dividend by issuing shares of our Common Stock or, if funds are legally available, by cash. In the event we pay the dividends in cash, purchasers of our Common Stock will suffer less dilution. Our election to pay cash, however, will divert our available cash from other potential uses. The shares of Series C Preferred Stock are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

     As of April 14, 1999, warrants to purchase 95,000 shares of Common Stock issued to the purchasers of the Series C Preferred Stock and exercisable for a period of two years following January 22, 1999 at a price of $5.16 (as may be adjusted from time to time under certain antidilution provisions) were outstanding.

Year 2000 Issues Could Affect Our Business

     We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     We have tested our products and believe our products are year 2000 compliant. Our management has also conducted a review of our exposure to the year 2000 problem, including working with computer systems and software vendors. We currently believe that our internal systems are year 2000 compliant. We do not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both our information technology and product and service functions.

     However, significant uncertainty remains concerning the effects of the year 2000 problem, including uncertainty regarding assurances made by vendors. In addition, we have not investigated year 2000 compliance of other entities that are not our vendors or that are vendors or purchasers of our product. For example, we do not have control over the compliance of our distributors, partners, banks, stock markets or systems in which our products are used.

     We cannot assume that third parties will be year 2000 compliant, and if they are not, we cannot assume that we will not be subject to actions, liabilities or damages associated with these failures.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company and their ages as of April 1, 1999 are as follows:

           Name            Age                    Position
-------------------------- ---- ---------------------------------------------
Thinh Q. Tran               45  Chairman of the Board, President, and Chief
                                Executive Officer
Silvio Perich               50  Senior Vice President, Worldwide Sales
Jacques Martinella          43  Vice President, Engineering
William Wong                51  Vice President, Marketing
Kit Tsui                    49  Director of Finance, Chief Financial Officer,
                                and Secretary
William J. Almon(1)(2)      66  Director
William Wang(1)(2)          35  Director

 --------------------------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

     Mr. Tran, a founder of the Company, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining the Company, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

     Mr. Perich joined the Company in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales of the Company. Mr. Perich was a co-founder of Costar Incorporated, a manufacturer's representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc, a specialty semiconductor manufacturer.

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

     Mr. Wong joined the Company in June 1998. as Vice President, Marketing. From 1995 to 1998 Mr. Wong served as Business Development Director at National Semiconductor Corporation. From 1993-1995 Mr. Wong served as Vice President of Marketing for Diamond Multimedia Systems. Prior to 1993, Mr. Wong held several senior marketing and sales management positions at Intel Corporation for 18 years.

     Ms. Tsui joined the Company in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990, acting Chief Financial Officer and Secretary in December 1996 and became Chief Financial Officer in July 1997.

     Mr. Almon has served as Director of the Company since April 1994.
In May 1994, he became Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. StorMedia filed for protection under Chapter 11 of the federal bankruptcy laws in October 1998. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices.
From 1958 until 1987, Mr. Almon held various management positions with IBM Corporation, most recently as Vice President, Low End Storage Products. Mr. Almon also serves as a Director of Read Rite Corporation.

     Mr. Wang became a Director of the Company in October 1995. From January 1995 to the present, Mr. Wang has served as Chairman of the Board, Chief Executive Officer, and President of Princeton Graphic Systems (a supplier of computer monitors) and has served since January 1996 as a Director of Diva LABS. From 1990 to April 1997, Mr. Wang served as Chairman of the Board and Chief Executive Officer of MAG Innovision Co., Inc., a company that acts as the international sales representative for MAG Technology Co., Ltd. of Taiwan, a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America in the Video Display Division.

ITEM 2. FACILITIES

     The Company currently leases a 25,000 square foot facility in Milpitas, California that is used as the Company's headquarters. The lease will expire in September 2002. The Company also leases facilities for sales offices in Hong Kong. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.

ITEM 3. LEGAL PROCEEDINGS

     In February 1998, two putative class action complaints were filed in the United States District Court for the Northern District of California, Romine, et al. v. Sigma Designs, Inc., et al., No. C-98-0537-TEH (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc., et al., No C-98-0582-MHP (N.D.Cal.). The federal court complaints allege that Sigma Designs, Inc. and certain of its officers and/or directors, issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a consolidated complaint. The parties have stipulated that defendants will not move to dismiss the complaint until after the United States Court of Appeals for the Ninth Circuit renders its decision in In re Silicon Graphics Securities Litigation, which decision is expected to delineate the standards for pleading a securities fraud action under the provisions of the Private Securities Litigation Reform Act of 1995. The Company believes that it has meritorious defenses to the allegations made in the complaint and intends to conduct a vigorous defense.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Sigma Designs' Common Stock has been traded under the Nasdaq symbol "SIGM" since the Company's initial public offering on May 15, 1986.
The table below sets forth the high and low closing prices in the Nasdaq Stock Market for the quarters indicated.

                                     Fiscal 1999        Fiscal 1998
                                   ----------------   ---------------
                                    High     Low       High     Low
---------------------------------- ------- --------   ------- -------
First quarter ended April 30.....   4 5/16  2 29/32    9 5/8   2 5/16
Second quarter ended July 31.....   4 3/8   2 1/2      5 5/8   2 9/16
Third quarter ended October 31...   2 9/16    31/32    9 1/4   4 9/16
Fourth quarter ended January 31..   5 3/4   1 31/32    6       3

     As of April 14, 1999, the Company had 258 shareholders of record. The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its common shareholders in the near future. The Company is obligated to pay certain dividends on its outstanding preferred stock. In 1999, the Company paid $93,112 in dividends on such stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data and number of employees)

                     Selected Financial Five-Year Data

Year ended January 31,       1999      1998      1997      1996      1995
-------------------------  --------  --------  --------  --------  --------
Net sales.............     $43,540   $36,982   $41,214   $26,374   $43,700

Net income (loss)
 applicable to
 common shareholders..      (2,690)   (5,648)    1,529   (14,708)   (8,773)

Diluted net income
 (loss) applicable to
 common shareholders
 per share............       (0.21)    (0.51)     0.14     (1.88)    (1.20)

Working capital.......      23,578    18,960    20,164    11,461    17,446

Total assets..........      44,220    38,329    37,915    24,843    33,387

Shareholders' equity..      24,771    20,312    21,017    12,581    18,721

Number of employees...          78        71        86        60       138

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the fiscal year ended January 31, 1999, the Company's net sales increased 18% to $43.5 from $37.0 million reported for fiscal 1998. The Company reported a net loss applicable to common shareholders of $2.7 million, or $0.21 per share, for fiscal 1999 compared to a net loss applicable to common stockholders of $5.6 million, or $0.51 per share in fiscal 1998. Included in the net loss of $2.7 million in fiscal 1999 were $2.5 million in dividends on preferred stock. The dividends on preferred stock included cash dividends (including the effect of repurchase of certain shares of Series B preferred stock at an amount in excess of their carrying amount) and deemed dividends resulting from the conversion feature of the preferred stock, which provided for a conversion price at a discount to the common stock market value on the date of conversion. The deemed dividends had no effect on the Company's cash flow and total shareholders' equity. Excluding the dividends on preferred stock, the Company had a net loss of $151,000 in fiscal 1999 as compared to a net loss of $5,076,000 in fiscal 1998. The net loss for fiscal 1998 included a charge of $3.6 million to write down older MPEG and graphics products and associated receivables.

     The following table shows certain items as percentage of net sales, which are included in the Company's Consolidated Statement of Operations:

                                           Fiscal     Fiscal     Fiscal
                                            1999       1998       1997
                                         ---------- ---------- ----------
Net sales...............................       100%       100%       100%
Cost of sales...........................        72%        77%        64%
                                         ---------- ---------- ----------
Gross profit............................        28%        23%        36%
Operating expenses:
  Research and development..............        13%        13%        12%
  Sales and marketing...................         9%        12%        13%
  General and administrative............         7%        14%         7%
Benefit from income taxes...............       --           2%       --
                                         ---------- ---------- ----------
Net income (loss).......................       --         -14%         4%
Dividends on preferred stock............        -6%        -1%       --
                                         ---------- ---------- ----------
Net income (loss) available to
     common shareholders................        -6%       -15%         4%

Sales

     Sales of the Company's products are affected by short product life cycles, uncertainties including the lack of product standards, and the rate of adoption of new technologies associated with markets for new and emerging products. The Company is also affected by the economic climate in Asia. The following discussion of sales trend reflects the effects of these uncertainties. The following table sets forth the Company's net sales in each of the product groups for the last three years (in thousands):

                                           Fiscal     Fiscal     Fiscal
                                            1999       1998       1997
                                         ---------- ---------- ----------
Multimedia products:
     Boards.............................   $19,592    $18,264    $16,295
     Chipsets...........................    22,066     15,723     23,111
Other...................................     1,882      2,995      1,808
                                         ---------- ---------- ----------
  TOTAL NET SALES.......................   $43,540    $36,982    $41,214

     The multimedia products category includes MPEG playback solutions for both desktop and notebook computers as well as high performance graphics acceleration for PC manufacturers and add-on card makers. The board level product line is targeted at OEM customers and system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets. The chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "other" category includes CD titles, DVD ROM drives, video conferencing products and contract revenue.

     The Company's net sales increased 18% in fiscal 1999, as compared to a 10% decrease in fiscal 1998. The increase in sales in fiscal 1999 primarily reflected an increase in demand for the Company's proprietary DVD MPEG 2 decoding chipsets due to increased market acceptance of DVD technology. The company's net sales in chipsets increased 40% to $22.1 million in fiscal 1999 from $15.7 million in fiscal 1998. The decrease in sales in fiscal 1998 as compared to 1997 was primarily due to the elimination of the Company's graphics business, and slower than expected growth in the DVD personal computer market caused by delays in developing industry standards. The Company's board level products primarily consist of two market groups: intranet/internet video streaming and DVD MPEG 2 decoding applications. Video streaming board products accounted for 17% and 31% of the company's net sales respectively, in fiscal 1999 and fiscal 1998. DVD board products accounted for 28% and 19% of the Company's net sales respectively, in fiscal 1999 and fiscal 1998.
The table below sets forth the Company's sales by domestic and international sales for each of the last fiscal years (in thousands):

                                           Fiscal     Fiscal     Fiscal
                                            1999       1998       1997
                                         ---------- ---------- ----------
Domestic Sales..........................   $12,389    $13,349    $11,636
                                         ---------- ---------- ----------
International Sales:
     Asia...............................    26,706     20,833     26,708
     Europe.............................     3,926      2,429      2,400
     Canada.............................       519        371        470
                                         ---------- ---------- ----------
       Total International..............    31,151     23,633     29,578
                                         ---------- ---------- ----------
TOTAL NET SALES.........................   $43,540    $36,982    $41,214

     The Company's domestic sales as a percentage of total net sales were 28% in fiscal 1999, 36% in fiscal 1998, and 28% in fiscal 1997. The percentages of the Company's net sales attributable to international sales including Canada were 72% in fiscal 1999, 64% in fiscal 1998, and 72% in fiscal 1997. The Company's international sales were made predominantly to customers in Asia-Taiwan and Hong Kong. In fiscal 1999, Taiwan and Hong Kong accounted for 43% and 8% of the company's net sales respectively, as compared to 40% and 9% in fiscal 1998. In fiscal 1999 and 1998, one Taiwanese customer contributed 28% and 39 % to the Company's total net sales respectively. Total international sales increased 32% to $31.2 million in fiscal 1999 from $23.6 million in fiscal 1998. The increase was primarily attributable to the increased sales of the Company's MPEG decoding chipsets to computer board manufacturers in Asia.

Gross Margin

     The Company's gross margin as a percentage of net sales was approximately 28% in fiscal 1999, 23% in fiscal 1998 and 36% in fiscal 1997. The increase in gross margin in fiscal 1999 was largely due to the comparatively low margin in fiscal 1998 primarily caused by an inventory charge of $1.7 million. The decrease in gross margin in fiscal 1998 was attributable to the decrease in sales in multimedia chipsets, which traditionally have higher gross margin than board products, and a $ 1.7 million write-down of inventories. For the Company's board level products, video streaming products generally have higher margin than DVD products. Consequently, changes in the product mix of sales could significantly affect the Company's gross margin.

Operating Expenses

     Sales and marketing expenses decreased $299,000, or 7%, in fiscal 1999 over fiscal 1998. The decrease was primarily due to reduction in trade show and product sample expenses and the amount of commissions paid to outside sales representatives. The same expenses decreased $1.2 million, or 21%, in fiscal 1998 over fiscal 1997; the reduction was primarily attributable to reduction in sales support personnel, less sales commission as a result of lower net sales, and reduction in media and cooperative advertising programs as the Company continued to shift from retail distribution to OEM sales.

     Research and development expenses increased $730,000, or 15%, in fiscal 1999 over fiscal 1998. The increase was largely due to increase in technical development support, depreciation associated with research and development equipment, and engineering personnel expenses. The increase in research and development expenses in fiscal 1999 was primarily the result of the Company's continued efforts in the development of its proprietary DVD/MPEG 2 based products. Research and development expenses increased $260,000, or 6%, in fiscal 1998 over fiscal 1997; the increase was primarily due to an increase in engineering personnel expenses.

     The Company's general and administration expenses decreased 42% or $2.2 million to $3.0 million during fiscal 1999 as compared to fiscal 1998. The significant reduction in general and administration expenses was largely attributable to a charge of $1.9 million in accounts receivable reserves in connection with the write-off of assets associated with graphics products during fiscal 1998. Excluding the effect of the write-off, general and administration expenses decreased by $281,000 in fiscal 1999 over fiscal 1998. The decrease was primarily due to less accounts receivable reserves and outside professional services as a result of the improvement of accounts receivable. The same expense increased $2.2 million in fiscal 1998, or 73%, over fiscal 1997. The increase was primarily attributable to $2.2 million accounts receivable reserves, of which, $1.9 million was set aside in connection with the write-off of assets associated with graphics products.

Liquidity and Capital Resources

     The Company had cash, cash equivalents, and short-term investments of $18.1 million at January 31, 1999, compared with $16.7 million at January 31, 1998. The primary sources of cash in fiscal 1999 came from $6.4 million (net of expenses) proceeds from the sale of convertible preferred stock (Series B and C). The primary uses of cash included $3.2 million used by operations, and $2.0 million used to repurchase all outstanding shares of Series A and B preferred stock. As of January 31, 1999, the Company had $12 million outstanding under a $12 million bank revolving line of credit that expires in October 1999 and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also has a $6 million bank line of credit available that expires in October 1999, and is collateralized by the Company's accounts receivable, inventories, equipment, and intangibles. This asset-based line of credit had an outstanding balance of $1.7 million as of January 31, 1999. Under the existing loan agreement, the company is subject to certain financial covenants, including a net income covenant. Since July 1997, the Company has, on occasion, been in violation of the net income covenant and has obtained waivers releasing the Company from obligation to meet this covenant. The Company was granted such a waiver for the quarter ended January 31, 1999. The Company may need such waivers for future periods, and there is no assurance such waivers will be granted by the lender. The Company may become in default in the future under the current loan agreement with its lender if it does not meet this covenant and the Company does not obtain waivers.

     During fiscal 1999, the Company issued 5,000 shares of Series B and 1,900 shares of Series C convertible preferred stock at $1,000 par value per share through private placements. Proceeds from the sale of preferred stock were used for general corporate purposes. As of January 31, 1999, no shares of Series A and B preferred stock were outstanding.

     The Company's primary sources of funds to date have been to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and capital requirements for the next twelve months. Beyond the next twelve-month period, the Company believes that to the extent it does not generate cash from operations, it may have to raise additional capital through either public or private offerings of its common stock or preferred stock or from additional bank financing. There is no assurance that such capital or bank financing will be available to the Company.

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

Impact of the Year 2000 Issue

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has tested its products and believes its products are year 2000 compliant. Our management has also conducted a review of our exposure to the year 2000 problem, including working with computer systems and software vendors. The Company currently believes that our internal systems are year 2000 compliant. The Company does not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both its information technology and product and service functions. However, significant uncertainty remains concerning the effects of the year 2000 problem, including uncertainty regarding assurances made by vendors. In addition, the Company has not investigated year 2000 compliance of other entities that are not its vendors or that are vendors or purchasers of its product. For example, the Company does not have control over the compliance of its distributors, partners, banks, stock markets or systems in which its products are used. The Company cannot assume that third parties will be year 2000 compliant, and if they are not, the Company cannot assume that it will not be subject to actions, liabilities or damages associated with these failures. The Company will develop appropriate contingency plans in the event that a significant exposure arises relative to any such third parties.

Recently Issued Accounting Standards

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Accounting," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal year beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have an material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company faces exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact its operations and financial condition. The Company does not use derivative financial instruments for speculative purposes.

     Interest Rate Sensitivity. At January 31, 1999, the Company held $15.1 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at January 31, 1999, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

     At January 31, 1999, the Company had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and $1,716,000 outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company' net income and cash flows.

     Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar is the financial currency in the Company's subsidiary in Hong Kong. The Company does not currently enter into foreign exchange forward looking contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in the Hong Kong dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Sigma's financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-21 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference from the information set forth in the sections entitled "Election of Directors-Compensation of Directors" and "Other Information-Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled "Other
Information-Security Ownership of Certain Beneficial Owners and
Management" contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)


     1.  Financial Statements

     The following documents are filed as part of this report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of January 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended
      January 31, 1999, 1998, and 1997

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows for the years ended
      January 31, 1999, 1998, and 1997

     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

     The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended January 31, 1999.

     (c)  Exhibits

     The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

 Exhibit
 Number                      Exhibit Description
 ------- -----------------------------------------------------------------
2.1(7) Agreement and Plan of Reorganization by and among the Registrant, Sigma Acquisition Corporation and Active Design Corp. dated as of April 23, 1996.

3.1(1)   Restated Articles of Incorporation, as amended.

3.2(8)   Certificate of Determination of Preferences of Series A Preferred
         Stock.

3.3(9)   Certificate of Determination of Preferences of Series B Preferred
         Stock.

3.4(10)  Certificate of Determination of Preferences of Series C Preferred
         Stock.

3.5(2)   Bylaws of Registrant, as amended.

4.1(10) Form of Subscription Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.

4.2(10) Form of Registration Rights Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.

4.3(10)  Form of Stock Purchase Warrant.

10.1(3)  Distribution Agreement dated September 10, 1985.

10.2(4) Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.6     Sublease between the Registrant and Sun Microsystems, Inc.

10.7(5)  Registrant's 1994 Stock Plan and form of Stock Option Agreement.

10.8(6) Registrant's 1994 Director Stock Option Plan and form of Director Option Agreement.

10.9(11) Registrant's 1995 Business Loan Agreement with Silicon Valley
         Bank, as amended.

23.1     Independent Auditors' Consent.

24.1     Power of Attorney (See page 22).

27       Financial Data Schedule.

 --------------------------

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

     (4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-61549) filed August 14, 1998.

     (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-81914) filed July 25, 1994.

     (6) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

     (7) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

     (8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-33147) filed on August 7, 1997.

     (9) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-47835) filed on March 12, 1998.

    (10) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-_________) filed on May 3, 1999.

    (11) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 30th day of April, 1999.

                                  SIGMA DESIGNS, INC.

                                  By: /s/ Thinh Q. Tran
                                    ----------------------------------
                                          Thinh Q. Tran
                                          Chairman of the Board,
                                          President and Chief Executive Officer

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED:

     Signature                       Title                     Date
--------------------  -----------------------------------  -------------
/s/ Thinh Q. Tran     Chairman of the Board, President,    April 30, 1999
--------------------  and Chief Executive Officer
   Thinh Q. Tran      (Principal Executive Officer)


/s/ Kit Tsui          Director of Finance, Chief           April 30, 1999
--------------------  Financial Officer and Secretary
      Kit Tsui        (Principal Financial and Accounting
                      Officer)


/s/ William J. Almon  Director                             April 30, 1999
--------------------
  William J. Almon


/s/ William Wang      Director                             April 30, 1999
--------------------
    William Wang


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sigma Designs, Inc.:

     We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
January 31, 1999. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 1999

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 and 1998
(Dollars in thousands)

                                                               1999      1998
                                                             --------- ---------
ASSETS
CURRENT  ASSETS:
  Cash and equivalents.......................................  $2,946      $697
  Short-term investments.....................................  15,112    15,951
  Accounts receivable (net of allowances
    of $3,306 and $3,332)....................................  13,648    12,395
  Inventories - net..........................................  10,418     7,314
  Prepaid expenses and other assets..........................     629       592
                                                             --------- ---------
           Total current assets                                42,753    36,949
EQUIPMENT  - Net.............................................   1,311     1,241
OTHER  ASSETS................................................     156       139
                                                             --------- ---------
TOTAL........................................................ $44,220   $38,329
                                                             ========= =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit........................................ $13,716   $13,316
  Accounts payable...........................................   4,109     3,014
  Accrued liabilities........................................   1,132     1,567
  Current portion of capital lease obligations...............     218        93
                                                             --------- ---------
           Total current liabilities.........................  19,175    17,990
                                                             --------- ---------
CAPITAL LEASE OBLIGATIONS....................................     274        27

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value:  2,000,000 shares
   authorized; shares outstanding: 1999, 1,900; 1998, 26,550.   1,536     2,715
  Common stock - no par value:  20,000,000
   shares authorized; shares outstanding:
   1999, 15,435,094; 1998, 11,645,876........................  64,699    56,419
  Shareholder notes receivable...............................     (12)      (63)
  Accumulated other comprehensive income.....................      --         3
  Accumulated deficit........................................ (41,452)  (38,762)
                                                             --------- ---------
           Shareholders' equity                                24,771    20,312
                                                             --------- ---------
TOTAL........................................................ $44,220   $38,329
                                                             ========= =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
(In thousands, except per share amounts)

                                            1999       1998       1997
                                         ---------- ---------- ----------
NET SALES...............................   $43,540    $36,982    $41,214

COSTS AND EXPENSES:
  Cost of sales.........................    31,259     28,296     26,531
  Research and development..............     5,678      4,948      4,688
  Sales and marketing...................     4,072      4,371      5,541
  General and administrative............     2,985      5,166      2,987
                                         ---------- ---------- ----------
           Total costs and expenses.....    43,994     42,781     39,747
                                         ---------- ---------- ----------
INCOME (LOSS) FROM OPERATIONS                 (454)    (5,799)     1,467
  Interest income.......................       935        820        594
  Interest expense......................      (946)      (927)      (540)
  Other income (expense), net...........        (7)         6          8
                                         ---------- ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES.......      (472)    (5,900)     1,529
BENEFIT FROM INCOME TAXES...............       321        824        --
                                         ---------- ---------- ----------
NET INCOME (LOSS).......................      (151)    (5,076)     1,529
DIVIDEND ON PREFERRED STOCK.............    (2,539)      (572)       --
                                         ---------- ---------- ----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS..........................   ($2,690)   ($5,648)    $1,529
                                         ========== ========== ==========
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE:
  Basic.................................    ($0.21)    ($0.51)     $0.16
                                         ========== ========== ==========
  Diluted...............................    ($0.21)    ($0.51)     $0.14
                                         ========== ========== ==========
SHARES USED IN COMPUTATION:
  Basic.................................    12,899     11,012      9,853
                                         ========== ========== ==========
  Diluted...............................    12,899     11,012     11,259
                                         ========== ========== ==========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                                          Accumu-
                                                                                           lated
                                                                                  Share-   Other
                                                                       Deferred   holder  Compre-                        Compre-
                                 Preferred Stock     Common Stock        Stock    Notes   hensive   Accumu-              hensive
                              ------------------ ---------------------  Compen-  Receiv-   Income    lated               Income
                               Shares   Amount     Shares     Amount    sation     able    (Loss)   Deficit     Total    (Loss)
                              -------- --------- ----------- --------- --------- -------- -------- ---------- --------- ---------
Balances, February 1, 1996..      --       $--    9,847,921   $47,575     ($164)    ($80)     $19   ($34,769)  $12,581

Net income..................      --        --          --        --        --       --        --      1,529     1,529    $1,529
Unrealized loss on
  short-term investments....      --        --          --        --        --       --       (19)       --        (19)      (19)
                                                                                                                        ---------
Comprehensive income.........                                                                                             $1,510
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      827,221     3,719       --       --        --        --      3,719
Adjustment of E-Motions,
  Inc. purchase price.......      --        --                     21       --       --        --        --         21
Exercise of warrants........                        415,920     3,011                                            3,011
Amortization of deferred
  stock compensation........      --        --          --        (15)       64      --        --        --         49
Active Design, Inc. net
  loss for the month ended
  February 29, 1996.........      --        --          --        --        --       --        --        126       126
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 1997..      --        --   11,091,062    54,311      (100)     (80)      --    (33,114)   21,017

Net loss....................      --        --          --        --        --       --        --     (5,076)   (5,076)  ($5,076)
Unrealized gain on
  short-term investments....      --        --          --        --        --       --         3        --          3         3
                                                                                                                        ---------
Comprehensive loss..........                                                                                             ($5,073)
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      150,220       239       --       --        --        --        239
Amortization of deferred
  stock compensation........      --        --          --        --         25      --        --        --         25
Cancellation of stock
  options...................      --        --          --        (75)       75      --        --        --        --
Issuance of Series A
  preferred stock, net of
  issuance costs of $368....   45,000     4,132      10,000        44       --       --        --        --      4,176
Accretion of discount for
  Series A preferred
  stock.....................      --        500         --        --        --       --        --       (500)      --
Conversion of Series A
  preferred stock...........  (18,450)   (1,917)    445,745     1,917       --       --        --        --        --
Dividends on Series A
  preferred stock...........      --        --          --        --        --       --        --        (72)      (72)
Cancellation of Active
  Designs shares............      --        --      (51,151)      (17)      --        17       --        --        --
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 1998..   26,550     2,715  11,645,876    56,419       --       (63)       3    (38,762)   20,312

Net loss....................      --        --          --        --        --       --        --       (151)     (151)    ($151)
Unrealized loss on
  short-term investments....      --        --          --        --        --       --        (3)       --         (3)       (3)
                                                                                                                        ---------
Comprehensive loss..........                                                                                               ($154)
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      111,057       237       --       --        --        --        237
Issuance of Series B
  preferred stock, net of
  issuance costs of $390....    5,000     4,610       5,000        18       --       --        --        --      4,628
Issuance of Series C
  preferred stock, and
  common stock warrants,
  net of issuance costs
  of $364...................    1,900     1,536         --        259       --       --        --        --      1,795
Conversion of Series A
  preferred stock...........  (24,550)   (2,489)  1,417,984     2,489       --       --        --        --        --
Conversion of Series B
  preferred stock...........   (3,400)   (3,143)  2,325,241     5,293       --       --        --     (2,150)      --
Repurchase of Series A
  preferred stock...........   (2,000)     (215)        --        --        --       --        --        --       (215)
Repurchase of Series B
  preferred stock...........   (1,600)   (1,478)        --        --        --       --        --       (322)   (1,800)
Dividends on Series A
  preferred stock...........      --        --          --        --        --       --        --        (63)      (63)
Dividends on Series C
  preferred stock...........      --        --          --        --        --       --        --         (4)       (4)
Cancellation of Active
  Designs shares............      --        --      (70,064)      (16)      --        16       --        --        --
Forgiveness of shareholder
  notes receivable..........      --        --          --        --        --        35       --        --         35
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 1999..    1,900    $1,536  15,435,094   $64,699      $--      ($12)     $--   ($41,452)  $24,771
                              ======== ========= =========== ========= ========= ======== ======== ========== =========

See notes to financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
(In thousands)

                                                     1999      1998      1997
                                                   --------- --------- ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)...............................    ($151)  ($5,076)   $1,529
  Active Design net loss for the one month
    ended February 29, 1996.......................       --        --       126
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Depreciation and amortization.................      571       519     1,021
    Forgiveness of shareholder notes receivable...       35        --        --
    Loss on disposal of assets....................       11        --        --
    Amortization of deferred stock compensation...       --        25        49
    Changes in assets and liabilities:
      Accounts receivable.........................   (1,253)       82    (7,688)
      Inventories.................................   (3,104)   (2,434)   (2,836)
      Prepaid expenses and other..................      (37)      (29)     (285)
      Accounts payable............................    1,095      (272)      417
      Accrued liabilities.........................     (409)   (1,160)      (22)
                                                   --------- --------- ---------
       Net cash used for operating activities.....   (3,242)   (8,345)   (7,689)
                                                   --------- --------- ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Fixed asset additions...........................      (34)     (553)     (345)
  Proceeds from sale of equipment.................       50        --        --
  Purchases of short-term investments.............  (19,312)  (15,948)  (11,801)
  Maturity of short-term investments..............   20,148    11,801    10,947
  Other assets....................................      (17)       (6)        7
                                                   --------- --------- ---------
      Net cash provided by (used for)
        investing activities......................      835    (4,706)   (1,192)
                                                   --------- --------- ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Bank line of credit borrowings, net.............      400     2,485     4,439
  Proceeds from sale of common stock..............      237       239     6,751
  Proceeds from sale of preferred stock and
    warrants, net of issuance costs...............    6,423     4,176        --
  Dividends paid..................................      (93)      (23)       --
  Repurchase of preferred stock...................   (2,015)       --        --
  Repayment of capital lease obligations..........     (296)      (74)      (11)
                                                   --------- --------- ---------
      Net cash provided by financing activities...    4,656     6,803    11,179
                                                   --------- --------- ---------
INCREASE  (DECREASE)  IN  CASH  AND  EQUIVALENTS..    2,249    (6,248)    2,298

CASH  AND  EQUIVALENTS:
  Beginning of year...............................      697     6,945     4,647
                                                   --------- --------- ---------
  End of year.....................................   $2,946      $697    $6,945
                                                   ========= ========= =========

CASH PAID FOR INTEREST............................     $880      $956      $511
                                                   ========= ========= =========

CASH PAID FOR INCOME TAXES........................     $ --      $ --      $ --
                                                   ========= ========= =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases.........     $668       $92      $113
                                                   ========= ========= =========

  Issuance costs for preferred stock paid in
    common stock..................................      $18      $ --      $ --
                                                   ========= ========= =========

  Accretion of discount for Series A preferred
    stock.........................................     $ --      $500      $ --
                                                   ========= ========= =========

  Adjustment of E-Motions, Inc. purchase price....     $ --      $ --       $21
                                                   ========= ========= =========

  Dividends on Series A preferred stock...........      $14       $49      $ --
                                                   ========= ========= =========

  Dividends on Series B preferred stock...........   $2,150      $ --      $ --
                                                   ========= ========= =========

  Dividends on Series C preferred stock...........       $4      $ --      $ --
                                                   ========= ========= =========

  Conversion of Series A preferred stock into
    common stock..................................   $2,489    $1,917      $ --
                                                   ========= ========= =========

  Conversion of Series B preferred stock into
    common stock..................................   $3,143      $ --      $ --
                                                   ========= ========= =========

  Cancellation of notes receivable and related
    common stock..................................      $16      $ --      $ --
                                                   ========= ========= =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
 -------------------------------------------------------------------------------

1.      NATURE  OF  OPERATIONS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature of Operations - Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company sells its products to computer manufacturers, distributors, value-added resellers and corporate customers.

     Principles of Consolidation - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

     Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Fiscal 1999, 1998 and 1997 included 52, 52 and 53 weeks, respectively.

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

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash and cash equivalents are on deposit with one financial institution. The Company's short-term investments are managed by a major domestic financial institution, in a portfolio with defined investment objectives of competitive money market returns, high liquidity and safety of capital. Its portfolio of short-term investments typically include United States government obligations and corporate obligations. From time to time, the Company also makes investments in certificates of deposit with financial institutions, outside of its third-party managed portfolio. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Short-Term Investments - Short-term investments represent debt securities which are stated at fair value. All short-term investments are classified as available-for-sale. Any temporary difference between an investment's cost and its market value is recorded as a separate component of shareholders' equity until such gains and losses are realized. Gains and losses on the sale of securities are computed using the specific identification method.

     Inventories are stated at the lower of cost (first-in, first-out) or market.

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

     Long Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

     Income Taxes - Deferred income taxes are provided for temporary differences between financial statement and income tax reporting. Income taxes are accounted for under an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock issued to Employees."

     Comprehensive Loss - In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive income (loss) for fiscal 1999, 1998, and 1997 have been included with the statements of shareholders' equity.

     Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and convertible preferred stock have been excluded for fiscal 1999 and 1998 as their effect would be antidilutive.

     Fair Value of Financial Instruments - In accordance with the provisions of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The Company believes that carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments as of January 31, 1999 approximate fair market value.

     Geographic Operating Information - In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segments (Note 12).

     Recently Issued Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

     Reclassifications - Certain items in the 1998 and 1997 financial statement have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on net income (loss) or shareholders' equity.

2.      SHORT-TERM  INVESTMENTS

     The fair value and the cost of short-term investments at January 31, 1999 and 1998 are presented below. Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available-for-sale, since the Company intends to sell them as needed for operations. The tables present the unrealized holding gains and losses related to each category of investment security (in thousands).

                                          Unrealized  Unrealized
                                           Loss on     Gain on
                                           Invest-     Invest-     Market
                                 Cost        ment        ment       Value
                               ---------  ----------  ----------  ---------
January 31, 1999:
  U.S. government securities.   $12,155      $ --        $ --      $12,155
  Corporate debt securities..     2,957        --          --        2,957
                               ---------  ----------  ----------  ---------
Total........................   $15,112      $ --        $ --      $15,112
                               =========  ==========  ==========  =========

January 31, 1998:
  Certificates of deposit....   $12,001      $ --        $ --      $12,001
  Corporate debt securities..     3,947        --             3      3,950
                               ---------  ----------  ----------  ---------
Total........................   $15,948      $ --        $ --      $15,951
                               =========  ==========  ==========  =========

     Certificates of deposit at January 31, 1999 includes $12,000,000 which is restricted as to use because it is security for a bank line of credit (Note 7).

3.      ACQUISITION  OF  ACTIVE  DESIGN  CORPORATION

     On May 3, 1996, the Company acquired Active Design Corporation (Active Design) in a transaction accounted for as a pooling of interests. Active Design exchanged all of its outstanding common and preferred stock into approximately 1,124,000 shares of the Company's common stock, based on the exchange ratio of one share of Active Design into 0.22 share (exchange ratio) of the Company. The Company also assumed all 1,042,000 outstanding options to acquire shares of common stock of Active Design at the exchange ratio, resulting in 229,240 options to acquire the Company's common stock. Active Design was incorporated on May 17, 1995 and was a development stage company in the business of developing products for the multimedia market. As the merger has been accounted for as a pooling of interests, the consolidated financial statements have been restated to reflect the combined operations of the two companies. As the Company and Active Design had different year ends at the time of the acquisition, the consolidated statements of operations combine the Company's year ended January 31, 1997 and January 31, 1996 with Active Design's year ended January 31, 1997 and the period from May 17, 1995 (inception) through February 29, 1996, respectively. From its inception, through the date of the acquisition, Active Design did not generate any revenues and its net loss was $463,000 for the period from February 1, 1996 through May 3, 1996 (the date of merger).

     The following table shows the effect on the results of operations for the years presented herein prior to the acquisition discussed above (in thousands):

                                                                     Net
                                                         Net       Income
                                                        Sales      (Loss)
                                                      ----------  ---------
Year ended January 31, 1997:
   Active Design..................................       $ --        ($463)
   Sigma Designs (year ended January 31, 1997)....       41,214      1,992
                                                      ----------  ---------
    Combined......................................      $41,214     $1,529
                                                      ==========  =========


4.      INVENTORIES

     Inventories at January 31 consist of (in thousands):

                                                        1999       1998
                                                     ---------- ----------
      Raw materials.................................    $3,604     $3,165
      Work in process...............................     3,086      2,532
      Finished goods................................     3,728      1,617
                                                     ---------- ----------
      Inventory - net...............................   $10,418     $7,314
                                                     ========== ==========


5.      EQUIPMENT

     Equipment at January 31 consists of (in thousands):

                                                        1999       1998
                                                     ---------- ----------
      Computers and equipment.......................    $2,644     $2,128
      Furniture and fixtures........................     1,279      1,240
      Other.........................................       409        390
                                                     ---------- ----------
      Total.........................................     4,332      3,758
      Accumulated depreciation and amortization.....    (3,021)    (2,517)
                                                     ---------- ----------
      Equipment - net...............................    $1,311     $1,241
                                                     ========== ==========

     At January 31, 1999 and 1998, equipment with a net book value of $506,000 and $83,000 (net of accumulated amortization of $162,000 and $30,000, respectively), has been leased under capital leases.

6.      ACCRUED  LIABILITIES

     Accrued liabilities at January 31 consist of (in thousands):

                                                        1999       1998
                                                     ---------- ----------
      Accrued salary and benefits...................      $499       $485
      Facilities accrual............................       --         243
      Other accrued liabilities.....................       633        839
                                                     ---------- ----------
      Total.........................................    $1,132     $1,567
                                                     ========== ==========

     The facilities accrual of approximately $243,000 as of January 31, 1998 related to the excess of the Company's lease commitment over the sublease income for the term of the lease. The lease term ended and the facilities accrual was paid during fiscal 1999.

7.      BANK LINES OF CREDIT

     The Company has $12,000,000 outstanding at January 31, 1999 under a $12,000,000 bank line of credit that expires in October 1999, bears interest at the U.S. Treasury Bill rate (5.34% at January 31, 1999) plus 1.0%, and is collateralized by funds on deposit in accounts which have been assigned to the lender.

     The Company also has $1,716,000 outstanding at January 31, 1999 under a $6,000,000 bank line of credit that expires in October 1999, bears interest at the bank's prime rate (7.75% at January 31, 1999) plus 1.25%, is collateralized by the Company's accounts receivable, inventories, equipment and intangibles. Borrowings under this line of credit are generally limited to 70% of eligible accounts receivable (as defined).

     The lines of credit contain certain covenants that, among other things, require the Company to maintain tangible net worth plus subordinated debt of at least $15,000,000, quarterly net income, and certain financial ratios. At January 31, 1999, the Company was not in compliance with the quarterly net income covenants and subsequently received a waiver for the covenant for fiscal 1999.

8.      SHAREHOLDERS'  EQUITY

     Preferred Stock

     In July 1997, the Company issued 45,000 shares of Series A nonvoting convertible preferred stock and warrants to purchase 64,285 shares of the Company's common stock for net proceeds of approximately $4,176,000 (net of issuance costs of approximately $324,000). The warrants are exercisable at $5.16 per share beginning in January 1998 and expire in January 2001. In February 1998, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expire on April 30, 2001.

     In January 1999, the Company issued 1,900 shares of Series C nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 95,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expire on January 22, 2001. Subsequent to January 31, 1999, 500 shares of Series C nonvoting convertible preferred stock were converted into 103,225 shares of common stock.

     The significant terms of the Series A, Series B and Series C convertible preferred stock are as follows:

     o Each share of Series A preferred stock is convertible into common stock at a 10% discount from the low reported market price of the Company's common stock for the five days preceding the date of conversion (subject to certain limitations as defined in the Agreement). Under certain conditions, the Company may elect to repurchase the Series A preferred stock for a cash amount equivalent to the value of the converted common stock that would have been obtained upon conversion as described above.

     o Each share of Series B preferred stock is convertible into common stock based on the average of the lowest six daily market prices of the Company's common stock during the twenty-day trading period preceding the date of conversion (subject to certain limitations as defined in the Agreement). Under certain conditions, the Company may elect to repurchase the Series B preferred stock for a cash amount equivalent to the value of the converted common stock that would have been obtained upon conversion as described above.

     o Each share of Series C preferred stock is convertible into common stock based on the lesser of $7.00 and the average of the market prices of the Company's common stock during the five-day trading period preceding the date of conversion, but in no event less than $4.00 (subject to certain limitations as defined in the Agreement). Under certain conditions, the Company may elect to repurchase the Series C preferred stock for a cash amount equivalent to the value of the converted common stock that would have been obtained upon conversion as described above. Any shares of Series C preferred stock outstanding on the anniversary of their original issuance date will automatically convert into shares of the Company's common stock at the conversion rate described above, except when the conversion price is below $4.00; the expiration date will then be extended to such time when the conversion price is equal to or greater than $4.00.

     o The holders of Series A and C preferred stock are entitled to receive quarterly dividends in cash or common stock of the Company at a rate of 3% and 8% per annum of the original issuance price, respectively. Series B preferred stock does not bear dividends.

     o In the event of any liquidation, dissolution, or winding up of the Company "an Event," either voluntarily or involuntarily, the holders of Series C preferred stock shall be entitled to an amount equal to the original purchase price of the Series C preferred stock plus eight percent per annum of the original issuance price.

     The 10% discount on conversion of Series A preferred stock into common stock as described above is considered a deemed preferential dividend to the holders of Series A preferred stock and, accordingly, a $500,000 deemed dividend has been accreted which for purposes of computing earnings per share increases the loss applicable to common shareholders over the minimum conversion period of seven months.

     During fiscal 1999, holders of Series A preferred stock converted 24,550 shares of preferred stock into 1,417,984 shares of common stock. During fiscal 1999, holders of Series B preferred stock converted 3,400 shares of preferred stock into 2,325,241 shares of common stock resulting in a deemed dividend of $2,150,000.

     During fiscal 1999, the Company repurchased 2,000 shares of Series A preferred stock with a carrying amount of $215,000 for $215,000. During fiscal 1999, the Company repurchased 1,600 shares of Series B preferred stock with a carrying amount of $1,478,000 for $1,800,000, resulting in a deemed dividend of $322,000.

     Common Stock

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

     Net Income (Loss) Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                              Years Ended January 31,
                                         --------------------------------
                                            1999       1998       1997
                                         ---------- ---------- ----------
Net income (loss)(numerator)-
  Net income (loss) applicable to
    common shareholders, basic
    and diluted.........................   ($2,690)   ($5,648)    $1,529
                                         ---------- ---------- ----------
Shares (denominator):
  Weighted average common shares
     outstanding........................    12,957     11,215     10,152
  Common shares outstanding subject
     to repurchase......................       (58)      (203)      (299)
                                         ---------- ---------- ----------
Shares used in computation, basic.......    12,899     11,012      9,853

Effect of dilutive securities:
  Common shares subject to repurchase...       --         --         299
  Stock options.........................       --         --       1,107
                                         ---------- ---------- ----------
Shares used in computation, diluted.....    12,899     11,012     11,259
                                         ---------- ---------- ----------

Net income (loss) applicable to
  common shareholders per share:
  Basic.................................    ($0.21)    ($0.51)     $0.16
                                         ========== ========== ==========

  Diluted...............................    ($0.21)    ($0.51)     $0.14
                                         ========== ========== ==========


     The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were antidilutive.

     A summary of the excluded potential derivative securities as of the end of each fiscal year follows (in thousands):

                                              Years Ended January 31,
                                         --------------------------------
                                            1999       1998       1997
                                         ---------- ---------- ----------
Common shares subject to repurchase.....        58        203        --
Stock options...........................     3,019      2,275        487
Stock warrants..........................       209         64        --
Convertible preferred srock..............        2         27        --
                                         ---------- ---------- ----------
                                             3,288      2,569        487
                                         ========== ========== ==========

     Stock Option Plan

     The Company's 1994 stock option plan provides for the granting of options to purchase up to 3,400,000 shares of common stock at the fair market value on the date of grant. Of this amount, 1,000,000 shares were authorized for grant by the Board of Directors in both fiscal year 1997 and fiscal year 1998. Generally, options granted under the 1994 plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 1999 expire six to ten years from date of grant). The Company repriced 1,167,779 options to purchase common stock to $2.31, the market price on April 22, 1997. The repriced options are treated as canceled and regranted; however, they retain their original vesting terms.

     Stock option activity under the plan is summarized as follows:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, February 1, 1996 (701,938 exercisable
        at a weighted-average price of $4.17).........   2,224,424      $3.97

      Granted (weighted-average fair value of $4.22)..     326,000       7.71
      Canceled........................................    (144,509)      4.78
      Exercised.......................................    (813,536)      4.21
                                                        -----------
      Balances, January 31, 1997 (441,362 exercisable
        at a weighted-average price of $4.17).........   1,592,379       4.57

      Granted (weighted-average fair value of $1.37)
        (includes repricing of 1,167,779 options).....   2,235,779       2.38
      Canceled........................................  (1,441,776)      5.01
      Exercised.......................................    (111,554)      0.98
                                                        -----------
      Balances, January 31, 1998 (663,709 exercisable
        at a weighted-average price of $2.34).........   2,274,828       2.34

      Granted (weighted-average fair value of $1.32)..   1,124,000       2.07
      Canceled........................................    (303,709)      2.07
      Exercised.......................................     (65,224)      1.85
                                                        -----------
      Balances, January 31, 1999......................   3,029,895      $2.25
                                                        =========== ==========

     At January 31, 1999, options to purchase 85,819 shares were available for future grant.

                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------

                        Number                             Number
                      Outstanding  Weighted    Weighted  Exercisable  Weighted
                          at        Average    Average       at       Average
  Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices            1999        Life       Price       1999       Price
--------------------- ----------- ----------- ---------- ----------- ----------
       $0.0875            14,572        3.88    $0.0875      14,572    $0.0875
       $1.0000           500,000        9.75     1.0000          --        --
  $2.3100 - $3.0600    2,471,460        8.50     2.4800   1,043,227     2.3300
  $3.5000 - $5.0200       41,363        5.48     4.4100      30,864     4.4800
       $6.3800             2,500        6.42     6.3800       1,875     6.3800
                      -----------                        -----------
  $0.0875 - $6.3800    3,029,895        8.64    $2.2500   1,090,538    $2.3600
                      ===========                        ===========

     The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 1999 as such issuances have been at the fair value of the Company's common stock at the date of grant.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended
January 31, 1999, 1998 and 1997, respectively: expected life, 14, 14 and 13 months following vesting; stock volatility, 91%, 89% and 87%; risk free interest rates, 5.7%, 5.6% and 5.6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards in fiscal 1999, 1998 and 1997 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) applicable to common shareholders would have been $(3,993,000) ($0.31 per share), $(7,283,000) ($0.66 per share), and
$347,000 ($0.03 per share). However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for the years ended January 31, 1999, 1998 and 1997 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Employee Stock Purchase Plan

     The Company's 1986 Employee Stock Purchase Plan (1986 ESPP) provides for the sale of up to 300,000 (increased by 100,000 in fiscal year 1999) shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1999, 1998 and 1997, 45,833, 38,666 and 13,685 shares were purchased at an average price of $2.50, $3.35 and $7.63 per share, respectively. At January 31, 1999, 78,398 shares remain available for issuance under 1986 ESPP.

9.      INCOME  TAXES

     As a result of net operating loss carryforwards and net losses in fiscal 1999 and 1998, respectively, the Company recorded no income tax provision for any of the years presented.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

     The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                               January 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards.   $20,913   $18,904
        Reserves not currently deductible.................     1,204     2,118
        Capitalized R&D expenditures......................       334       147
        Other.............................................       111       170
                                                            --------- ---------
                                                              22,562    21,339
      Valuation allowance.................................   (22,562)  (21,339)
                                                            --------- ---------
      Net deferred taxes..................................    $  --     $  --
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

     Net operating losses and tax credit carryforwards as of January 31, 1999 are as follows (in thousands):

                                                          Expiration
                                           Amount           Years
                                          ---------  --------------------
      Net operating losses, federal....    $49,000       2009 - 2018
      Net operating losses, state......     24,700       1999 - 2003
      Tax credits, federal.............      1,059       2006 - 2010
      Tax credits, state...............        709       2002 - 2006
      Net operating losses, foreign....      1,311            -

     The Company's benefit from income taxes reconciled to the amount computed by applying the federal statutory rate to income (loss) before income taxes is as follows (in thousands):

                                            1999       1998       1997
                                          ---------  ---------  ---------
      Computed at 35%...................     ($165)   ($2,053)      $535
      Valuation allowance...............       446      1,895       (144)
      Other.............................      (281)       158       (391)
      Refund of state taxes from
        prior years.....................      (321)       --         --
      Benefit of net operating loss
        carryback refund................       --        (824)       --
                                          ---------  ---------  ---------
      Total.............................     ($321)     ($824)     $ --
                                          =========  =========  =========

10.     COMMITMENTS  AND  LEASES

     Leases - The Company's primary facilities are leased under a noncancelable lease which expires through September 2002. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows (in thousands):

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2000.....................................      $256       $354
           2001.....................................       222        332
           2002.....................................        74        359
           2003.....................................       --         239
                                                     ---------- ----------
      Total minimum lease payments..................       552     $1,284
      Amount representing interest at a rate                    ==========
        of 10.5%....................................       (60)
                                                     ----------
      Present value of minimum lease payments.......       492
      Current portion...............................       218
                                                     ----------
      Long-term portion.............................      $274
                                                     ==========

     Rent expense was $235,000, $266,000 and $351,000 for fiscal 1999,
1998 and 1997, respectively.

     Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During the years ended January 31, 1999, 1998 and 1997, the Company recorded royalty expense of $405,000, $425,000 and $742,000, respectively.

     Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

11.     MAJOR  CUSTOMERS

     No domestic customer accounted for more than 10% of net sales in fiscal 1999 and 1998, while one domestic customer accounted for 11% of net sales in fiscal 1997. In fiscal 1999, one international customer accounted for 28% of net sales. In fiscal 1998, one international customer accounted for 39% of net sales. In fiscal 1997, two international customers accounted for 23% and 20% of net sales, respectively.

12.     SEGMENT  AND  GEOGRAPHICAL  INFORMATION

     As discussed in Note 1, the Company follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States and Hong Kong. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, the Company operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products. For the years ended
January 31, 1999, 1998 and 1997, the Company recorded sales from customers throughout the United States and Canada, Taiwan, Hong Kong, Singapore; Germany, Belgium, Denmark, Finland, The Netherlands, Norway, Sweden, The United Kingdom, France, Italy, Spain (collectively referred to as "Europe"); Japan, Korea, China, Thailand, New Zealand
(collectively "Rest of Asia/New Zealand"). The following table summarizes total net sales and long-lived assets attributed to significant countries as of and for the years ended January 31 (in thousands):

                                            1999       1998       1997
                                          ---------  ---------  ---------
Total net sales:
  Taiwan...............................    $18,674    $14,564    $18,400
  United States........................     12,389     13,349     11,636
  Hong Kong............................      3,659      3,497      3,852
  Singapore............................      3,384        626        733
  Europe...............................      3,926      2,429      2,400
  Rest of Asia/New Zealand.............        989      2,146      3,723
  Canada...............................        519        371        470
                                          ---------  ---------  ---------
Total net sales*.......................    $43,540    $36,982    $41,214
                                          =========  =========  =========

Long-lived assets:
  United States........................     $1,444     $1,347     $1,165
  Hong Kong............................         23         33         66
                                          ---------  ---------  ---------
Total long-lived assets................     $1,467     $1,380     $1,231
                                          =========  =========  =========

* Net sales are attributed to countries based on invoicing location of customer.



13.     CONTINGENCY  (LITIGATION)

     In February 1998, two putative class action complaints were filed in the United States District Court for the Northern district of California, Romine, et al. v. Sigma Designs, Inc., et al., No. C-98-0537-TEH (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc., et al., No C-98-0582-MHP (N.D.Cal.). The federal court complaints allege that Sigma Designs, Inc. and certain of its officers and/or directors, issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a consolidated complaint. The parties have stipulated that defendants will not move to dismiss the complaint until after the United States Court of Appeals for the Ninth Circuit renders its decision in In re Silicon Graphic Securities Litigation, which decision is expected to delineate the standards for pleading a securities fraud action under the provision of the Private Securities Litigation Reform Act of 1995. The Company believes that it has meritorious defenses to the allegations made in the complaint and intends to conduct a vigorous defense.

     The Company is also party to various claims against it. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

                                * * * * *

                       SIGMA DESIGNS, INC.
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Balance                Deductions:    Balance
                                   at                     Write         at
                               Beginning                 Offs of      End of
       Classification           of Year     Additions  Accounts(1)     Year
----------------------------- ------------ ----------- ------------ -----------
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
  1999......................   $3,332,000    $395,000     $421,000  $3,306,000
  1998......................      892,000   2,600,000      160,000   3,332,000
  1997......................      892,000     165,000      165,000     892,000

Inventory reserves:
  Year ended January 31,
  1999......................   $3,792,000    $655,000   $2,504,000  $1,943,000
  1998......................    2,455,000   1,753,000      416,000   3,792,000
  1997......................    3,454,000      41,000    1,040,000   2,455,000

(1) Amount written off, net of recoveries.

                            INDEX TO EXHIBITS

 Exhibit
 Number                      Exhibit Description
-------- -----------------------------------------------------------
2.1(7)   Agreement and Plan of Reorganization by and among the Registrant,
         Sigma Acquisition Corporation and Active Design Corp. dated as of
         April 23, 1996.

3.1(1)   Restated Articles of Incorporation, as amended.

3.2(8)   Certificate of Determination of Preferences of Series A Preferred
         Stock.

3.3(9)   Certificate of Determination of Preferences of Series B Preferred
         Stock.

3.4(10)  Certificate of Determination of Preferences of Series C Preferred
         Stock.

3.5(2)   Bylaws of Registrant, as amended.

4.1(10) Form of Subscription Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.

4.2(10) Form of Registration Rights Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.

4.3(10)  Form of Stock Purchase Warrant.

10.1(3)  Distribution Agreement dated September 10, 1985.

10.2(4) Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.6     Sublease between the Registrant and Sun Microsystems, Inc.

10.7(5)  Registrant's 1994 Stock Plan and form of Stock Option Agreement.

10.8(6)  Registrant's 1994 Director Stock Option Plan and form of Director
         Option Agreement.

10.9(11) Registrant's 1995 Business Loan Agreement with Silicon Valley
         Bank, as amended.

23.1     Independent Auditors' Consent.

24.1     Power of Attorney (See page 22).

27       Financial Data Schedule.

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

     (4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-61549) filed August 14, 1998.

     (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-81914) filed July 25, 1994.

     (6) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

     (7) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

     (8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-33147) filed on August 7, 1997.

     (9) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-47835) filed on March 12, 1998.

    (10) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-_________) filed on May 3, 1999.

    (11) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.