Form 10-Q
period 1999-04-30
SIGMA DESIGNS INC
filed 1999-06-14
CIK 790715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
             for the quarterly period ended April 30, 1999 or

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

                             Yes   [X]    No   [ ]


As of May 31, 1999 there were 15,673,438 shares of the Registrant's Common Stock issued and outstanding.

                           TABLE OF CONTENTS

                         SIGMA DESIGNS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets--April 30, 1999 and January 31, 1999

   Condensed Consolidated Statements of Operations--Three months ended April 30, 1999 and 1998

   Condensed Consolidated Statements of Cash Flows--Three months ended
      April 30, 1999 and 1998

   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SIGMA DESIGNS, INC.
                   Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                        April 30,    January 31,
                                                          1999          1999*
                                                      ------------  ------------
                                                      (Unaudited)
                         Assets

Current assets:
  Cash and equivalents..............................       $3,148        $2,946
  Short-term investments............................       16,698        15,112
  Accounts receivable - net.........................       10,037        13,648
  Inventories.......................................       11,071        10,418
  Prepaid expenses & other..........................          513           629
                                                      ------------  ------------
              Total current assets..................       41,467        42,753

Equipment, net......................................        1,527         1,311
Other assets........................................          156           156
                                                      ------------  ------------
Total assets........................................      $43,150       $44,220
                                                      ============  ============
           Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $12,391       $13,716
  Accounts payable..................................        3,111         4,109
  Accrued liabilities and other.....................        1,919         1,350
                                                      ------------  ------------
              Total current liabilities.............       17,421        19,175

Capital lease obligations...........................          274           274

Shareholders' equity:
  Preferred stock...................................        1,138         1,536
  Common stock......................................       65,263        64,699
  Shareholder notes receivable......................          (12)          (12)
  Accumulated deficit and other.....................      (40,934)      (41,452)
                                                      ------------  ------------
              Total shareholders' equity............       25,455        24,771
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $43,150       $44,220
                                                      ============  ============

    See notes to unaudited condensed consolidated financial statements.
* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1999

                           SIGMA DESIGNS, INC.

             Condensed Consolidated Statements of Operations
                             (Unaudited)
              (Dollars in thousands, except per share data)

                                     Three Months Ended
                                        April 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Net sales.........................    $13,783    $10,394

Costs and expenses:
   Cost of  sales.................      9,740      7,391
   Sales and marketing............      1,300      1,130
   Research and development.......      1,290      1,172
   General and administrative.....        882        713
                                    ---------- ----------
      Total costs and expenses....     13,212     10,406
                                    ---------- ----------
Income (loss) from operations.....        571        (12)
Interest and other income
  (expense), net..................         (8)        (4)
                                    ---------- ----------
Income (loss) before income taxes.        563        (16)
Provision for income taxes........         23       --
                                    ---------- ----------
Income (loss) before dividend
   on preferred stock.............        540        (16)
Dividend on preferred stock.......        (28)       (40)
                                    ---------- ----------
Net income (loss) available
   to common shareholders.........       $512       ($56)
                                    ========== ==========
Net loss per common share--basic
   and diluted....................      $0.03      $0.00
                                    ========== ==========
Shares used in computation:
   Basic..........................     15,509     11,680
                                    ========== ==========

   Diluted........................     17,488     11,680
                                    ========== ==========

    See notes to unaudited condensed consolidated financial statements.

                             SIGMA DESIGNS, INC.

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                     Three Months Ended
                                                         April 30,
                                                   ---------------------
                                                      1999       1998
                                                   ---------- ----------
Cash flows from operating activities:
  Net income (loss)...............................      $540       ($16)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Depreciation and amortization.................       194         96
    Loss on disposal of assets....................      --           11
    Changes in assets and liabilities:
        Accounts receivable.......................     3,568       (885)
        Inventories...............................      (653)    (1,176)
        Prepaid expenses and other................       159        141
        Accounts payable..........................      (998)        94
        Accrued liabilities.......................       527       (114)
                                                   ---------- ----------
Net cash provided by (used for) operating
   activities.....................................     3,337     (1,849)
                                                   ---------- ----------

Cash flows from investing activities:
  Purchase of fixed assets........................      (327)       (38)
  Purchase of short-term investments..............    (3,561)   (16,574)
  Maturity of short-term investments..............     1,980     13,001
  Other assets....................................      --           22
                                                   ---------- ----------
Net cash used for investing activities............    (1,908)    (3,589)
                                                   ---------- ----------

Cash flows from financing activities:
  Proceeds from sale of common stock..............       159         34
  Recovery from cost of Preferred C filing........         8       --
  Proceeds from sale of preferred stock, net......      --        4,653
  Repayment of capital lease obligations..........       (69)       (30)
  Bank borrowings, net............................    (1,325)     1,120
                                                   ---------- ----------
Net cash provided by (used for) financing
   activities.....................................    (1,227)     5,777
                                                   ---------- ----------
Net increase in cash and equivalents..............       202        339
Cash and equivalents, beginning of period.........     2,946        697
                                                   ---------- ----------
Cash and equivalents, end of period...............    $3,148     $1,036
                                                   ========== ==========
Noncash investing and financing activities:
    Equipment acquired under capital leases.......       $83      $ --
    Dividends on preferred stock..................       $28        $40
    Conversion of preferred stock into
      common stock................................      $406       $652
    Issuance costs for preferred stock paid
      for in common stock.........................     $ --         $18

    See notes to unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Balance sheet information as of January 31, 1999 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 1999 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1999 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2.  Inventories consist of the following:


                                        (In thousands)
                                     April 30,   January 31,
                                       1999         1999
                                    -----------  -----------
Raw materials .....................     $3,280       $3,728
Work-in process ...................      3,712        3,086
Finished goods ....................      4,079        3,604
                                    -----------  -----------
Inventories - net ..................   $11,071      $10,418
                                    ===========  ===========

3. The Company had $11,195,000 outstanding as of April 30, 1999 under a $12,000,000 bank line of credit that expires in October 1999, bears interest at the bank's index rate (5.06% at April 30, 1999) plus 1%, and is secured by funds on deposit in accounts that have been assigned to the lender. The Company also had $1,196,000 outstanding at April 30, 1999 under a $6,000,000 bank line of credit that expires in October 1999, bears interest at the bank's prime rate (6.49% at April 30, 1999) plus 1.25%, and is secured by the Company's accounts receivable, inventories, equipment and intangibles, and restricts the Company's ability to declare or pay dividends.

4. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the periods presented is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as outstanding options and warrants granted.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                     Three Months Ended
                                        April 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Numerator:

Net income (loss) available
   to common shareholders.........       $512       ($56)
                                    ========== ==========

Denominator:
Weighted average shares
   outsatnding....................     15,567     11,797
Common shares subject to
   repurchase.....................        (58)      (117)
                                    ---------- ----------
Shares used in computing basic....     15,509     11,680
Common shares subject to
   repurchase.....................         58       --
Stock options and warrants........      1,921       --
                                    ---------- ----------
Shares used in computing diluted..     17,488     11,680
                                    ========== ==========

Basic earnings (loss) per
   common share...................      $0.03      $0.00
                                    ========== ==========

Diluted earnings (loss) per
   common share...................      $0.03      $0.00
                                    ========== ==========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal period follows (in thousands):

                                     Three Months Ended
                                        April 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Common shares subject to
   repurchase.....................       --          117
Stock options.....................          3      2,570
Stock warrants....................       --          114
Cinvertible preferred stock.......          1         25

5. The reconciliation of net income (loss) before dividends on preferred stock to comprehensive income (loss) is as follows (in thousands):

                                     Three Months Ended
                                        April 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Income (loss) before dividend
   on preferred stock.............       $540       ($16)
Other comprehensive income
   (loss) -- net unrealized gain
   (loss) on short-term
   investments....................          6         (4)
                                    ---------- ----------
Total comprehensive income (loss).       $546       ($20)
                                    ========== ==========

6. The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States and Hong Kong. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, it is the Company's opinion that it operates in one reportable segment. Adoption of this statement does not impact the Company's consolidated financial position, results of operations, or cash flows.

In June 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fir value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company reported net income available to common shareholders of $512,000 ($0.03 per share) on net sales of $13,783,000 for the fiscal quarter ended April 30, 1999 compared to a net loss available to common shareholders of $56,000 on net sales of $10,394,000 for the same quarter in the prior year. Net sales for the first quarter of fiscal 2000 increased 33% as compared to the same period last year. The increase was primarily attributable to increased sales of the Company's proprietary MPEG-2 decoding chipsets. OEM chipset sales for the first quarter of fiscal 2000 increased 67% to $8,006,0900 as compared with the same period last year.

The following table sets forth the Company's net sales in each product group and market segment (in thousands):

                                       Three Months Ended
                                          April 30,
                                      -------------------
                                        1999      1998
                                      --------- ---------
By Product Group:
 Boards.............................    $5,570    $5,310
 Chipsets...........................     8,023     4,815
 Accessories & other................       190       269
                                      --------- ---------
                                       $13,783   $10,394
                                      ========= =========
By Market Segment:
 Internet/Intranet Video Networking.      $574    $3,423
 PC-DVD Upgrade kit.................     4,996     1,862
 OEM Chipsets.......................     8,006     4,788
 Videoconferencing..................       --        112
 Other..............................       207       209
                                      --------- ---------
                                       $13,783   $10,394
                                      ========= =========


MPEG-based boards and chipsets represented 99% of net sales for the quarter ended April 30, 1999 as compared with 97% for the same quarter last year. The increase in revenues primarily came from increased sales of the Company's Hollywood Plus cards used in the DVD upgrade kit market and the Company's proprietary single-chip DVD/MPEG-2 decoder used in the PC-DVD market. By market group, OEM chipsets, PC-DVD upgrade kits, and video networking products accounted for 58%, 36%, and 4% of total net sales, respectively, in the first quarter of fiscal 2000 as compared with 46%, 18%, and 33% of total net sales, respectively, in the same quarter last year. The board level product line is targeted at OEM customers in the PC-DVD market and system integrators addressing the internet/intranet video networking market for corporate and home consumer applications. The chipsets are targeted at add-in card manufacturers and large-volume OEMs building interactive multimedia products for business and consumer markets.

The Company's international sales represented 72% of net sales in the quarter ended April 30, 1999 as compared with 69% in the comparable quarter of the prior year. Revenues generated from international sales were concentrated in two countries-Singapore and Taiwan accounted for 28% and 27% of net sales, respectively, for the quarter ended April 30, 1999. For the quarter ended April 30, 1998, revenues generated from international sales were concentrated in Taiwan and Hong Kong-which accounted for 38% and 12% of net sales, respectively. Sales to two international customers accounted for approximately 52% of net sales in
the first quarter ended April 30, 1999.   The Company's customers in
Taiwan are primarily computer board manufacturers, while the Company's customer in Singapore is a global OEM customer building interactive multimedia products to sell in worldwide, global markets.

The Company's gross margin as a percentage of net sales for the quarter ended April 30, 1999 was 29%, which was consistent with the same period last year.

Sales and marketing expenses for the first quarter ended April 30, 1999 increased by $170,000 (15%) as compared to the same quarter last year. The increase was primarily due to the addition of business development staff and the increase in trade show expenses for the China market. Research and development expenses for the fiscal quarter ended April 30, 1999 increased $119,000 (10%) as compared to the corresponding period of the prior year. The increase in research and development spending was the result of a combination of increases in depreciation expense associated with research and development equipment and tools acquired during fiscal 1999, and technical support expenses for development of the Company's MPEG-2 decoding chipset and board products. General and administrative expenses for fiscal quarter ended April 30, 1999 increased $169,000 (24%) as compared to the same period last year. The increase was primarily due to non-recurring moving expenses associated with relocation of the Company's headquarters from Fremont, California to Milpitas, California during the first quarter of fiscal 2000.

Liquidity and Capital Resources

The Company had cash and short-term investments of $20 million at April 30, 1999, as compared with $18 million at January 31, 1999. The increase in cash and short-term investments during the first quarter of fiscal 2000 was primarily generated from operating activities, as accounts receivable decreased by $3.6 million during the first quarter of fiscal 2000. Cash used in investing activities and financing activities during the quarter ended April 30, 1999 was $1.9 million and $1.2 million, respectively. The primary investing activities during the quarter included purchases of short-term investments; the primary financing activities were repayments of bank lines of credit. In January 1999, the Company issued 1,900 shares of Series C nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 95,000 shares of the Company's common stock. At April 30, 1999, 1,400 shares of Series C preferred stock remained outstanding.

The Company's primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents and short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated operating and working capital requirements for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common stock or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital or bank financing will be available to the Company when needed. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes have occurred since the filing by the Registrant on Form 10-K for the year ended January 31,1999. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's annual report on Form 10-K for the year ended January 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 14, 1999                 SIGMA DESIGNS, INC.

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