Form 10-Q
period 1999-07-31
SIGMA DESIGNS INC
filed 1999-09-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1999 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-15116

Sigma Designs, Inc.
(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

355 Fairview Way
Milpitas, California    95035
(Address of principal executive offices including zip code)

(408) 262-9003
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of August 31, 1999 there were 15,745,730 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - July 31, 1999 and January 31, 1999

Condensed Consolidated Statements of Operations - Three months and six months ended July 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows - Six months ended July 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Factors Affecting Future Operating Results

Impact of the Year 2000 Issue

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         July 31,    January 31,
                                                          1999          1999*
                                                      ------------  ------------
                                                      (Unaudited)
                        Assets

Current assets:
  Cash and equivalents..............................       $3,896        $2,946
  Short-term investments............................       16,990        15,112
  Accounts receivable - net.........................       13,523        13,648
  Inventories.......................................        7,110        10,418
  Prepaid expenses & other..........................          265           629
                                                      ------------  ------------
              Total current assets..................       41,784        42,753

Equipment, net......................................        1,443         1,311
Other assets........................................          179           156
                                                      ------------  ------------
Total assets........................................      $43,406       $44,220
                                                      ============  ============
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $12,441       $13,716
  Accounts payable..................................        2,487         4,109
  Accrued liabilities and other.....................        1,830         1,350
                                                      ------------  ------------
              Total current liabilities.............       16,758        19,175

Capital lease obligations...........................          212           274

Shareholders' equity:
  Preferred stock...................................        1,138         1,536
  Common stock......................................       65,589        64,699
  Shareholder notes receivable......................          (11)          (12)
  Accumulated deficit and other.....................      (40,280)      (41,452)
                                                      ------------  ------------
              Total shareholders' equity............       26,436        24,771
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $43,406       $44,220
                                                      ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1999

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

                                      Three Months Ended       Six Months Ended
                                           July 31,               July 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Net sales...........................   $14,134     $9,056     $27,917    $19,450

Costs and expenses:
   Cost of  sales...................     9,932      6,289      19,672     13,680
   Research and development.........     1,665      1,606       2,955      2,777
   Sales and marketing..............     1,114        970       2,414      2,100
   General and administrative.......       732        922       1,614      1,636
                                     ---------- ----------  ---------- ----------
      Total costs and expenses......    13,443      9,787      26,655     20,193
                                     ---------- ----------  ---------- ----------
Income (loss) from operations.......       691       (731)      1,262       (743)
Interest and other income, net......        40        358          32        354
                                     ---------- ----------  ---------- ----------
Income (loss) before income taxes...       731       (373)      1,294       (389)
Provision for income taxes..........        30       --            53       --
                                     ---------- ----------  ---------- ----------
Income (loss) before dividend
   on preferred stock...............       701       (373)      1,241       (389)
Dividends on preferred stock........       (28)       (15)        (56)       (55)
                                     ---------- ----------  ---------- ----------
Net income (loss) available
   to common shareholders...........      $673      ($388)     $1,185      ($444)
                                     ========== ==========  ========== ==========

Net income (loss) per share - basic.     $0.04     ($0.03)      $0.08     ($0.03)
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    15,632     11,861      15,570     11,769
                                     ========== ==========  ========== ==========
Net income (loss) per share -
    diluted.........................     $0.04     ($0.03)      $0.07     ($0.04)
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    17,530     11,861      17,508     11,769
                                     ========== ==========  ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

                                                     Six Months Ended
                                                         July 31,
                                                   ---------------------
                                                      1999       1998
                                                   ---------- ----------
Cash flows from operating activities:
  Net income (loss)...............................    $1,241      ($389)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................       378        230
    Loss on disposal of assets....................      --           11
    Changes in assets and liabilities:
        Accounts receivable.......................        82        138
        Inventories...............................     3,308     (3,317)
        Prepaid expenses and other................       407        226
        Accounts payable..........................    (1,622)       203
        Accrued liabilities and other.............       417        (88)
                                                   ---------- ----------
Net cash provided by (used for) operating
   activities.....................................     4,211     (2,986)
                                                   ---------- ----------

Cash flows from investing activities:
  Fixed assets additions..........................      (427)      (164)
  Purchases of short-term investments.............   (21,536)   (17,297)
  Maturity of short-term investments..............    19,644     15,705
  Other assets....................................       (23)        22
                                                   ---------- ----------
Net cash used for investing activities............    (2,342)    (1,734)
                                                   ---------- ----------

Cash flows from financing activities:
  Bank borrowings, net............................    (1,275)       550
  Proceeds from sales of common stock.............       486        163
  Proceeds from sale of preferred stock
    and warrants, net of issuance costs...........      --        4,648
  Dividends paid..................................      --          (77)
  Repayment of capital lease obligations..........      (130)       (74)
                                                   ---------- ----------
Net cash provided by (used for) financing
   activities.....................................      (919)     5,210
                                                   ---------- ----------
Net increase in cash and equivalents..............       950        490
Cash and equivalents, beginning of period.........     2,946        697
                                                   ---------- ----------
Cash and equivalents, end of period...............    $3,896     $1,187
                                                   ========== ==========

Supplemental disclosure of cash flows information:
  Cash paid for interest..........................      $384       $486
  Cash paid for income taxes......................       $71      $ --

  Noncash investing and financing activities:
    Equipment acquired under capital leases.......       $83       $668
    Dividends on preferred stock..................       $56        $54
    Conversion of preferred stock into
      common stock................................      $406     $1,012
    Issuance costs for preferred stock paid
      for in common stock.........................     $ --         $18

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 1999 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 1999 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1999 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following (in thousands):

                                     July 31,    January 31,
                                       1999         1999
                                    -----------  -----------
Raw materials .....................     $2,998       $3,604
Work-in-process ...................      1,749        3,086
Finished goods ....................      2,363        3,728
                                    -----------  -----------
Inventories - net .................     $7,110      $10,418
                                    ===========  ===========

3. The Company had $12,000,000 outstanding as of July 31, 1999 under a $12,000,000 bank line of credit that expires in October 1999, bears interest at the bank's index rate (5.32% at July 31, 1999) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also had $441,000 outstanding at July 31, 1999 under a $6,000,000 bank line of credit that expires in October 1999, bears interest at the bank's prime rate (8% at July 31, 1999) plus 1.25%, and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets, and restricts the Company's ability to declare or pay dividends.

4. Basic EPS for the periods presented is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as dilutive options and warrants granted.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                      Three Months Ended       Six Months Ended
                                           July 31,               July 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Numerator:

Net income (loss) available
   to common shareholders...........      $673      ($388)     $1,185      ($444)
                                     ========== ==========  ========== ==========

Denominator:
Weighted average shares
   outstanding......................    15,687     11,978      15,626     11,886
Common shares subject to
   repurchase.......................       (55)      (117)        (56)      (117)
                                     ---------- ----------  ---------- ----------
Shares used in computing basic......    15,632     11,861      15,570     11,769
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        55       --            56       --
Stock options and warrants..........     1,843       --         1,882       --
                                     ---------- ----------  ---------- ----------
Shares used in computing diluted....    17,530     11,861      17,508     11,769
                                     ========== ==========  ========== ==========

Basic earnings (loss) per
   common share.....................     $0.04     ($0.03)      $0.08     ($0.04)
                                     ========== ==========  ========== ==========

Diluted earnings (loss) per
   common share.....................     $0.04     ($0.03)      $0.07     ($0.04)
                                     ========== ==========  ========== ==========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities follows (in thousands):

                                      Three Months Ended       Six Months Ended
                                           July 31,               July 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Common shares subject to
   repurchase.....................        --          117        --          117
Stock options.....................          10      2,697          10      2,697
Stock warrants....................        --          114        --          114
Convertible preferred stock.......           1         22           1         22

5. The reconciliation of net income (loss) before dividends on preferred stock to comprehensive income (loss) is as follows (in thousands):

                                      Three Months Ended       Six Months Ended
                                           July 31,               July 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Net income (loss) before dividends
   on preferred stock...............      $701      ($373)     $1,241      ($389)
Other comprehensive income
   (loss) -- net unrealized loss
   on short-term investments........       (19)        (3)        (13)        (8)
                                     ---------- ----------  ---------- ----------
Total comprehensive income (loss)...      $682      ($376)     $1,228      ($397)
                                     ========== ==========  ========== ==========

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

7. In June 1998. the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

8. In February 1998, two putative class action complaints were filed against the Company in the United States District Court, Northern District of California, Romine et al. v. Sigma Designs, Inc., et al., No C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc. et al., No. C-98-0582-MHP (N.D.Cal.). The federal court complaints allege that Sigma Designs, Inc. and certain of its current and former officers and/or directors issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaints do not specify the amount of damages sought by the plaintiffs. The plaintiffs have filed a consolidated complaint. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense. The Company expects to file a motion to dismiss the complaint. The court has set a hearing on that motion for December 13, 1999.

The Company is also party to another claim against it. Although the ultimate outcome of this matter is not presently determinable, management believes that the resolution this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sigma Designs, Inc. ("the Company") reported a net income of $673,000 (or $0.04 per share, basic and diluted) on net sales of $14,134,000 for the fiscal quarter ended July 31, 1999 compared to a net loss of $388,000 (or $0.03 per share, basic and diluted) on net sales of $9,056,000 for the same quarter in the prior year. Net sales for the second quarter of fiscal 2000 and for the six months ended July 31, 1999 increased 56% and 44%, respectively, as compared to the same periods last year. The increase was primarily attributable to increased sales of the Company's proprietary MPEG 2 decoding chipsets and video networking products.

The following table sets forth the Company's net sales in each product group and market segment (in thousands):

                                       Three Months Ended   Six Months Ended
                                            July 31,             July 31,
                                      -------------------  -------------------
                                        1999      1998       1999      1998
                                      --------- ---------  --------- ---------
By product group:
 Boards.............................    $7,644    $3,815    $13,214    $9,125
 Chipsets...........................     6,405     5,071     14,428     9,886
 Accessories & other................        85       170        275       439
                                      --------- ---------  --------- ---------
Total sales - net...................   $14,134    $9,056    $27,917   $19,450
                                      ========= =========  ========= =========
By market segment:
 Internet/intranet video networking.    $3,534    $1,898     $4,108    $5,321
 PC-DVD upgrade kits................     4,110     1,917      9,106     3,779
 OEM chipsets.......................     6,405     5,071     14,411     9,859
 Other..............................        85       170        292       491
                                      --------- ---------  --------- ---------
Total sales - net...................   $14,134    $9,056    $27,917   $19,450
                                      ========= =========  ========= =========

MPEG chipset sales for the second quarter of fiscal 2000 increased 26% to $6,405,000, and video networking product sales increased 86% to $3,534,000 as compared to the corresponding period in the prior year. MPEG-based boards and chipsets represented 99 % of net sales for the quarter ended July 31, 1999 as compared with 98% for the same quarter last year. For the six months ended July 31, 1999, MPEG-based boards and chipsets represented 99% of net sales as compared with 98% for the same period last year. By market group, MPEG chipsets, PC-DVD upgrade kits, and video networking products accounted for 45%, 29%, and 25% of total net sales, respectively, in the second quarter of fiscal 2000 as compared with 56%, 21%, and 21% of total net sales, respectively, in the same quarter last year. For the six months ended July 31, 1999, MPEG chipsets, PC-DVD upgrade kits, and video networking products accounted for 52%, 33% and 15% of total net sales, respectively, as compared with 51%, 19% and 27% of net sales, respectively, in the same period last year. The board level product line is targeted at OEM customers in the PC-DVD market and system integrators addressing the internet/intranet video networking for corporate customers. The chipsets are targeted at manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets.

The Company's international sales represented 69% of net sales in the quarter ended July 31, 1999 as compared with 76% in the comparable quarter of the prior year. Revenues generated from international sales were concentrated in two Asian countries, Taiwan and Singapore, which accounted for 20% and 18% of net sales, respectively, for the quarter ended July 31, 1999. For the quarter ended July 31, 1998, revenues generated from international sales were concentrated in Taiwan and Hong Kong; which accounted for 56% and 9% of net sales, respectively. For the six months ended July 31, 1999, international sales accounted for 70% of net sales as compared with 71% in the comparable period of the prior year. Sales to two international customers accounted for approximately 32% of net sales in the second quarter ended July 31, 1999, and 42% of net sales for the six months ended July 31, 1999. The Company's customers in Taiwan are primarily computer board manufacturers, while the company's customer in Singapore is a global OEM customer building interactive multimedia products to sell in worldwide markets.

The Company's gross margin as a percentage of net sales for the quarter ended July 31, 1999 was 30% as compared to 31% during the second quarter ended July 31, 1998. For the six months ended July 31, 1999, gross margin was 30%, which was consistent with the same period last year.

Sales and marketing expenses increased by $144,000 (15%) and $314,000 (15%) during the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. The increases were largely due to the addition of business development staff and sales support related expenses in China. Overall research and development expenses increased by $59,000 (4%) and $178,000 (6%) during the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. The increase in R&D spending was the result of a combination of increases in depreciation expense associated with R&D equipment and tools acquired during fiscal 1999, and technical support expense for the development of the Company's MPEG 2 decoding chipset and board products. General and administrative expenses decreased $190,000 (21%) and $22,000 (1%) during the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. The decrease was primarily due to non-recurring professional fees associated with the settlement during the second quarter ended July 31, 1998 from the California Franchise Tax Board for a claim previously filed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $20.9 million at July 31, 1999, as compared with $18.1 million at January 31, 1999. The increase in cash and short-term investments during the first half of fiscal 2000 was primarily generated from operating activities, as inventories decreased by $3.3 million during the six months ended July 31, 1999. Cash used in investing activities and financing activities for the six months ended July 31, 1999 was $2.3 million and $0.9 million, respectively. The primary investing activities during the first half of 1999 included purchases of short-term investments, and the primary financing activities were repayments of bank lines of credit. In January 1999, the Company issued 1,900 shares of series C nonvoting convertible preferred stock for $1,000 per share, and warrants to purchase 95,000 shares of the Company's common stock. As of July 31, 1999, 1,400 shares of series C preferred stock remained outstanding.

The primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. The Company believes that its current cash and short-term investments combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. However, the Company may have to raise additional capital through either public or private offerings of its common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital will be available to the Company. The estimate of time the Company's cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semi conductor chips or other materials; the Company's inability to protect its intellectual property; loss of key personnel; technical problems in the development, rampup, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of the Company's products. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company has tested its products, and management believes that the Company's products are not date-sensitive and, therefore, are Year 2000 ready. The Company has also conducted a review of it exposure to the Year 2000 problem, including working with computer systems and software vendors. Although the full impact of the Year 2000 problem is unknown at this time, management believes that the Company's internal information systems are Year 2000 compliant and does not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues related to the Year 2000 problem, with respect to both our information technology as well as product and service functions.

The Company has also been in contact with its significant suppliers and vendors to determine whether the products or services supplied by them are Year 2000 compliant, and there were no negative responses. However, significant uncertainty remains concerning the effects of the Year 2000 problem, including uncertainty regarding assurances made by vendors. In addition, the Company has not investigated Year 2000 compliance of other entities who are not major vendors of the Company or who are vendors or purchasers of our products. The Company cannot assume that third parties will be Year 2000 compliant, and if they are not, we cannot assume that we will not be subject to actions, liabilities, or damages associated with these failures. The Company will develop appropriate contingency plans in the event that a significant exposure arises relative to any such third party. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including whether management's assumptions of future events prove to be correct, that could cause actual costs to be higher.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes have occurred since the filing by the Registrant on Form 10-K for the year ended January 31, 1999. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's annual report on Form 10-K for the year ended January 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27.1 Financial Data Schedule

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1999.

SIGMA DESIGNS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Dated: September 14, 1999

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui

Kit Tsui
Director of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)