Form 10-Q
period 1999-10-31
SIGMA DESIGNS INC
filed 1999-12-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1999 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of November 30, 1999 there were 15,929,070 shares of the Registrant's Common Stock and 900 shares of the Registrant's Preferred Stock issued and outstanding.

SIGMA DESIGNS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - October 31, 1999 and January 31, 1999

Condensed Consolidated Statements of Operations - Three months and nine months ended October 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows - Nine months ended October 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Factors Affecting Future Operating Results

Impact of the Year 2000 Issue

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       October 31,   January 31,
                                                          1999          1999*
                                                      ------------  ------------
                                                      (Unaudited)
                        Assets

Current assets:
  Cash and equivalents..............................       $2,244        $2,946
  Short-term investments............................       19,516        15,112
  Accounts receivable - net.........................       14,324        13,648
  Inventories.......................................        6,624        10,418
  Prepaid expenses & other..........................          225           629
                                                      ------------  ------------
              Total current assets..................       42,933        42,753

Equipment, net......................................        1,434         1,311
Other assets........................................          171           156
                                                      ------------  ------------
Total assets........................................      $44,538       $44,220
                                                      ============  ============
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $12,341       $13,716
  Accounts payable..................................        3,180         4,109
  Accrued liabilities and other.....................        1,713         1,350
                                                      ------------  ------------
              Total current liabilities.............       17,234        19,175

Capital lease obligations...........................          351           274

Shareholders' equity:
  Preferred stock...................................          731         1,536
  Common stock......................................       66,048        64,699
  Shareholder notes receivable......................          (11)          (12)
  Accumulated deficit and other.....................      (39,815)      (41,452)
                                                      ------------  ------------
              Total shareholders' equity............       26,953        24,771
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $44,538       $44,220
                                                      ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 1999

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

                                      Three Months Ended      Nine Months Ended
                                          October 31,            October 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Net sales...........................   $11,283    $11,012     $39,200    $30,462

Costs and expenses:
   Cost of  sales...................     7,426      7,830      27,098     21,510
   Research and development.........     1,732      1,534       4,687      4,312
   Sales and marketing..............     1,032        903       3,446      3,003
   General and administrative.......       664        654       2,278      2,289
                                     ---------- ----------  ---------- ----------
      Total costs and expenses......    10,854     10,921      37,509     31,114
                                     ---------- ----------  ---------- ----------
Income (loss) from operations.......       429         91       1,691       (652)
Interest and other income, net......        61        (45)         93        (10)
                                     ---------- ----------  ---------- ----------
Income (loss) before income taxes...       490         46       1,784       (662)
Provision for income taxes (credit).        20         (3)         73       (321)
                                     ---------- ----------  ---------- ----------
Income (loss) before dividend
   on preferred stock...............       470         49       1,711       (341)
Dividends on preferred stock........       (19)      (804)        (75)      (858)
                                     ---------- ----------  ---------- ----------
Net income (loss) available
   to common shareholders...........      $451      ($755)     $1,636    ($1,199)
                                     ========== ==========  ========== ==========

Net income (loss) per share - basic.     $0.03     ($0.06)      $0.10     ($0.10)
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    15,796     12,446      15,654     12,059
                                     ========== ==========  ========== ==========
Net income (loss) per share -
    diluted.........................     $0.03     ($0.06)      $0.09     ($0.10)
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    17,614     12,446      17,544     12,059
                                     ========== ==========  ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

                                                     Nine Months Ended
                                                        October 31,
                                                   ---------------------
                                                      1999       1998
                                                   ---------- ----------
Cash flows from operating activities:
  Net income (loss)...............................    $1,711      ($341)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................       569        391
    Loss on disposal of assets....................      --           11
    Changes in assets and liabilities:
        Accounts receivable.......................      (676)    (1,066)
        Inventories...............................     3,794     (2,563)
        Prepaid expenses and other................       404        235
        Accounts payable..........................      (929)       946
        Accrued liabilities and other.............       311       (181)
                                                   ---------- ----------
Net cash provided by (used for) operating
   activities.....................................     5,184     (2,568)
                                                   ---------- ----------

Cash flows from investing activities:
  Fixed assets additions..........................      (438)      (250)
  Purchases of short-term investments.............   (26,538)   (17,575)
  Maturity of short-term investments..............    22,133     16,927
  Other assets....................................       (15)       (32)
                                                   ---------- ----------
Net cash used for investing activities............    (4,858)      (930)
                                                   ---------- ----------

Cash flows from financing activities:
  Bank borrowings, net............................    (1,375)       600
  Proceeds from sales of common stock.............       538        165
  Proceeds from sale of preferred stock
    and warrants, net of issuance costs...........      --        4,647
  Repurchase of preferred stock...................      --         (215)
  Dividends paid..................................      --          (87)
  Repayment of capital lease obligations..........      (191)      (168)
                                                   ---------- ----------
Net cash provided by (used for) financing
   activities.....................................    (1,028)     4,942
                                                   ---------- ----------
Net increase (decrease) in cash and equivalents...      (702)     1,444
Cash and equivalents, beginning of period.........     2,946        697
                                                   ---------- ----------
Cash and equivalents, end of period...............    $2,244     $2,141
                                                   ========== ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest..........................      $575       $736
  Cash paid for income taxes......................       $71      $ --

  Noncash investing and financing activities:
    Equipment acquired under capital leases.......      $254       $668
    Dividends on preferred stock..................       $75       $858
    Conversion of preferred stock into
      common stock................................      $813     $2,472
    Issuance costs for preferred stock paid
      for in common stock.........................     $ --         $18

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 1999 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and nine months ended October 31, 1999 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1999 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following (in thousands):

                                     October 31, January 31,
                                        1999        1999
                                    -----------  -----------
Raw materials .....................     $3,289       $3,604
Work-in-process ...................      1,247        3,086
Finished goods ....................      2,088        3,728
                                    -----------  -----------
Inventories - net .................     $6,624      $10,418
                                    ===========  ===========

3. The Company had $12,000,000 outstanding as of October 31, 1999 under a $12,000,000 bank line of credit that expires in October 2000, bears interest at the bank's index rate plus 1% (6.62% at October 31, 1999), and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also had $341,000 outstanding at October 31, 1999 under a $6,000,000 bank line of credit that expires in October 2000, bears interest at the bank's prime rate plus 0.75% (9.75% at October 31, 1999), and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets, and restricts the Company's ability to declare or pay dividends.

4. Basic EPS for the periods presented is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as dilutive options and warrants granted.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                      Three Months Ended      Nine Months Ended
                                          October 31,            October 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Numerator:

Net income (loss) available
   to common shareholders...........      $451      ($755)     $1,636    ($1,199)
                                     ========== ==========  ========== ==========

Denominator:
Weighted average shares
   outstanding......................    15,851     12,481      15,701     12,124
Common shares subject to
   repurchase.......................       (55)       (35)        (56)       (65)
                                     ---------- ----------  ---------- ----------
Shares used in computing basic......    15,796     12,446      15,645     12,059
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        55       --            56       --
Stock options and warrants..........     1,763       --         1,843       --
                                     ---------- ----------  ---------- ----------
Shares used in computing diluted....    17,614     12,446      17,544     12,059
                                     ========== ==========  ========== ==========

Basic earnings (loss) per
   common share.....................     $0.03     ($0.06)      $0.10     ($0.10)
                                     ========== ==========  ========== ==========

Diluted earnings (loss) per
   common share.....................     $0.03     ($0.06)      $0.09     ($0.10)
                                     ========== ==========  ========== ==========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                          October 31,            October 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Common shares subject to
   repurchase.....................        --           35        --           65
Stock options.....................          10      3,049          10      3,049
Stock warrants....................        --          114        --          114
Convertible preferred stock.......           1         11           1         11

5. The reconciliation of net income (loss) before dividends on preferred stock to comprehensive income (loss) is as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                          October 31,            October 31,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Net income (loss) before dividends
   on preferred stock...............      $470        $49      $1,711      ($341)
Other comprehensive income
   (loss) -- net unrealized gain
   (loss) on short-term investments.        12          3          (1)      --
                                     ---------- ----------  ---------- ----------
Total comprehensive income (loss)...      $482        $52      $1,710      ($341)
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

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

8. In February 1998, two putative class action complaints were filed against the Company in the United States District Court, Northern District of California, Romine et al. v. Sigma Designs, Inc., et al., No C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc. et al., No. C- 98-0582-MHP (N.D.Cal.). The federal court consolidated complaint alleges that Sigma Designs, Inc. and certain of its current and former officers and/or directors issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaint does not specify the amount of damages sought by the plaintiffs. On October 8, 1999, the Company filed a motion to dismiss the consolidated complaint. In response to this motion, the plaintiffs agreed to file a second amended complaint, which must be filed by February 1, 2000. The Company expects to file a motion to dismiss the second amended complaint. The hearing on that motion would be held on May 29, 2000. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense.

The Company is also party to an employment related claim against it. Although the ultimate outcome of this matter is not presently determinable, management believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

9. In December, 1999, the Company established a wholly owned subsidiary, Realmagic France S.A.S. in France. The core business of the new company is software and chipsets development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sigma Designs, Inc. ("the Company") reported a net income of $451,000 (or $0.03 per share, basic and diluted) on net sales of $11,283,000 for the fiscal quarter ended October 31, 1999 compared to a net loss of $755,000 (or $0.06 per share, basic and diluted) on net sales of $11,012,000 for the same quarter in the prior year. Net sales for the third quarter of fiscal 2000 and for the nine months ended October 31, 1999 increased 2% and 29%, respectively, as compared to the same periods last year. The increase was primarily attributable to increased sales of the Company's proprietary MPEG-2 decoding chipsets and video networking products. Sequentially, net sales declined $2,851,000 (20%) during the third quarter of fiscal 2000 as compared to the second quarter of fiscal 2000. The decrease was primarily due to disruption of product shipment from suppliers in the aftermath of the Taiwan earthquake on September 21, 1999. As a consequence of the earthquake, the Company's near future sales may be adversely affected due to a protential shortgae of silicon wafers from Taiwan suppliers and the allocation thereof.

The following table sets forth the Company's net sales in each product group and market segment (in thousands):

                                       Three Months Ended    Nine Months Ended
                                           October 31,          October 31,
                                      -------------------  -------------------
                                        1999      1998       1999      1998
                                      --------- ---------  --------- ---------
By product group:
 Boards.............................    $4,194    $4,737    $17,408   $13,862
 Chipsets...........................     6,514     5,713     20,943    15,599
 Accessories & other................       575       562        849     1,001
                                      --------- ---------  --------- ---------
Total sales - net...................   $11,283   $11,012    $39,200   $30,462
                                      ========= =========  ========= =========
By market segment:
 Internet/intranet video networking.    $1,097    $1,139     $5,205    $6,460
 PC-DVD upgrade.....................     3,560     3,598     12,667     7,377
 OEM chipsets.......................     6,514     5,713     20,943    15,572
 Other..............................       112       562        385     1,053
                                      --------- ---------  --------- ---------
Total sales - net...................   $11,283   $11,012    $39,200   $30,462
                                      ========= =========  ========= =========

MPEG chipset sales for the third quarter of fiscal 2000 increased 14% to $6,514,000, and MPEG boards sales decreased 11% to $4,194,000 as compared to the corresponding period in the prior year. MPEG-based boards and chipsets represented 95% of net sales for the quarter ended October 31, 1999 which was the same as compared with same quarter last year. For the nine months ended October 31, 1999, MPEG-based boards and chipsets represented 98% of net sales as compared with 97% for the same period last year. By market group, MPEG chipsets, PC-DVD upgrade boards, and video networking products accounted for 58%, 32%, and 10% of total net sales, respectively, in the third quarter of fiscal 2000 as compared with 52%, 33%, and 10% of total net sales, respectively, in the same quarter last year. For the nine months ended October 31, 1999, MPEG chipsets, PC-DVD upgrade boards, and video networking products accounted for 53%, 32% and 13% of total net sales, respectively, as compared with 51%, 24% and 21% of net sales, respectively, in the same period last year. The board level product line is targeted at OEM customers in the PC-DVD market and system integrators addressing the internet/intranet video networking for corporate customers. The chipsets are targeted at manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets.

The Company's international sales represented 65% of net sales in the quarter ended October 31, 1999 as compared with 63% in the comparable quarter of the prior year. Revenues generated from international sales were concentrated in one Asian country, Taiwan, which accounted for 40% of net sales for the quarter ended October 31, 1999, as compared with 50% in the same quarter last year. For the nine months ended October 31, 1999, international sales accounted for 69% of net sales which was the same as the comparable period of the prior year. Sales to two international customers accounted for approximately 38% of net sales in the third quarter ended October 31, 1999, and 41% of net sales for the nine months ended October 31, 1999. The Company's customers in Taiwan are primarily computer board manufacturers.

The Company's gross margin as a percentage of net sales for the quarter ended October 31, 1999 was 34% as compared to 29% during the same quarter last year. For the nine months ended October 31, 1999, gross margin was 31% as compared with 29% for the same period last year. The year-over-year increase in gross margin for both the third quarter and the nine months of fiscal 2000 was primarily attributable to the increase of chipset sales which have a more favorable gross margin compared to all other prodcuts.

Sales and marketing expenses increased by $129,000 (14%) and $443,000 (15%) during the third quarter and the nine months of fiscal 2000 as compared to the same periods in fiscal 1999. The increases were largely due to the addition of business development staff, sales and marketing support related expenses in connection with our operations in China. Overall research and development expenses increased by $198,000 (13%) and $375,000 (9%) during the third quarter and the nine months of fiscal 2000 as compared to the same periods in fiscal 1999. The increase in R&D spending was the result of a combination of increases in depreciation expense associated with R&D equipment and tools acquired during fiscal 1999, the addition of engineering personnel, and technical support expense for the development of the Company's MPEG-2 decoding chipset and board products. Overall general and administrative expenses increased $10,000 (2%) during the third quarter and decreased $11,000 (0.5%) during the nine months of fiscal 2000 as compared to the same periods in fiscal 1999. The increase was largely due to additional legal fees incurred in connection with the filing of a motion to dismiss the class action complaints filed against the Company in February 1998. The decrease was primarily the result of the non-recurring professional fees associated with a settlement during the second quarter ended July 31, 1998 from the California Franchise Tax Board for a claim previously filed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $21.8 million at October 31, 1999, as compared with $18.1 million at January 31, 1999. The increase of $3.7 million in cash and short-term investments during the nine months of fiscal 2000 was primarily generated from operating activities, as inventories decreased by $3.8 million during such period. Cash used in investing activities and financing activities for the nine months ended October 31, 1999 was $4.9 million and $1 million, respectively. The primary investing activities during the first nine months of fiscal 2000 included purchases of short-term investments, and the primary financing activities were repayments of bank lines of credit. In January 1999, the Company issued 1,900 shares of series C nonvoting convertible preferred stock for $1,000 per share, and warrants to purchase 95,000 shares of the Company's common stock. As of October 31, 1999, 900 shares of series C preferred stock and warrants to purchase 95,000 shares of the Company's common stock remained outstanding.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semi-conductor chips or other materials, for example, our souce of supply for silicon wafers was, and may continue in the near future to be affected by the earthquake in Taiwan; the Company's inability to protect its intellectual property; loss of key personnel; technical problems in the development, rampup, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of the Company's products. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company has also been in contact with its significant suppliers and vendors to determine whether the products or services supplied by them are Year 2000 compliant, and there were no negative responses. However, significant uncertainty remains concerning the effects of the Year 2000 problem, including uncertainty regarding assurances made by vendors. In addition, the Company has not investigated Year 2000 compliance of other entities who are not major vendors of the Company or who are users or purchasers of our products. The Company cannot assume that third parties will be Year 2000 compliant, and if they are not, we cannot assume that we will not be subject to actions, liabilities, or damages associated with these failures. The Company will develop appropriate contingency plans in the event that a significant exposure arises relative to any such third party. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including whether management's assumptions of future events prove to be correct, that could cause actual costs to be higher.

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

Interest Rate Sensitivity. At October 31, 1999, the Company held $19.5 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at October 31, 1999, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At October 31, 1999, the Company had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and $341,000 outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company's net income and cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1998, two putative class action complaints were filed against the Company in the United States District Court, Northern District of California, Romine et al. v. Sigma Designs, Inc., et al., No. C- 98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc. et al., No. C-98-0582-MHP (N.D.Cal). The federal court consolidated complaint alleges that Sigma Designs, Inc. and certain of its current and former officers and/or directors issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaint does not specify the amount of damages sought by the plaintiffs. On October 8, 1999, the Company filed a motion to dismiss the consolidated complaint. In response to this motion, the plaintiffs agreed to file a second amended complaint, which must be filed by February 1, 2000. The Company expects to file a motion to dismiss the second amended complaint. The hearing on that motion would be held on May 29, 2000. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct virgorous defense.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27.1 Financial Data Schedule

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter ended October 31, 1999.

SIGMA DESIGNS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Dated: December 14, 1999

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui

Kit Tsui
Director of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)