Form 10-K405
period 2000-01-31
SIGMA DESIGNS INC
filed 2000-04-28
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-15116

Sigma Designs, Inc.
(Exact name of Registrant as Specified in its Charter)

California	94-2848099
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

355 Fairview Way
Milpitas, California    95035
(Address of Principal Executive Offices including Zip Code)

(408) 262-9003
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $110,004,723 as of April 12, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 16,296,996 of the Registrant's Common Stock issued and outstanding on April 12, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on June 9, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Sigma Designs, Inc.
2000 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page No.

Item 1. Business	**

Item 2. Facilities	**

Item 3. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters	**

Item 6. Selected Financial Data	**

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 7A. Quantitative and Qualitative Disclosures About Market Risks	**

Item 8. Consolidated Financial Statements and Supplementary Data	**

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**

PART III

Item 10. Directors and Executive Officers of the Company	**

Item 11. Executive Compensation	**

Item 12. Security Ownership of Certain Beneficial Owners and Management	**

Item 13. Certain Relationships and Related Transactions	**

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**

Signatures	**

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

Overview

Sigma Designs provides digital video decoding solutions for applications in full-screen full-motion video streaming and Digital Versatile Disk (DVD) playback. We design, manufacture (using subcontractors) and market digital video decoding products for use with personal computers and other consumer information appliances. The emergence of digital video technology in the personal computer (PC) market has dramatically changed the way in which users interact with computers. Digital video integrates different elements, such as sound, video, and web browsing to enhance the computing experience and deliver a heightened sense of realism. Our REALmagic product line incorporates Moving Picture Experts Group (MPEG) technology.

Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion pictures appeared jerky, and video was confined to small window sizes. MPEG, a defined International Standards Organization (ISO) standard for video compression, eliminated many of those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD- ROM. A single CD-ROM using the MPEG-1 compression technique can store up to 74 minutes of full- motion video and audio.

With MPEG technology, producers can create (and users can enjoy) an interactive, television-like experience on a desktop PC. The result is a significant new visual impact, thereby opening possibilities for a wide range of entertainment, education, training and business presentation applications. In April 1997, we announced our entry into the DVD market. A key element of the DVD specification is the use of MPEG-2 for digital video compression, a technology in which Sigma has established expertise. Sigma's REALmagic EM8400, EM8300, EM8220, and EM8800 silicon chip solutions are extensions of our MPEG expertise and provide a highly integrated solution for PC- DVD and consumer information appliance markets.

Partnership with Industry Leaders for Streaming Video

Sigma has built strategic partnerships to develop and market network streaming video products with companies including Hughes Network Systems, IBM, Microsoft Corporation, OptiVision, Oracle Corporation, Silicon Graphics, Inc., Starlight Networks (acquired by Picturetel), Sun Microsystems, and FVC.COM. In the United States, Dell Computer Corporation and Compaq Computer Corporation have purchased REALmagic NetStream cards for installation inside their systems for streaming video.

Partnership with Set-Top Box Suppliers

With the introduction of Sigma's REALmagic EM8400 silicon, Sigma has established relationships with key suppliers to the emerging consumer Internet information appliance, or set-top box manufacturers and suppliers. These new set-top boxes support interactive capabilities and an Internet connection viewable on your television set, thereby bringing the Internet into the main television room in your home so that it can be more of a family experience. The relationships we have established can be grouped in to three categories: graphical software, operating system software, and hardware including set-top box designers, manufacturers, and component suppliers.

In the first category of graphical software, we have built relationships with Liberate Technologies and its TV Navigator software, Microsoft TV, and Stellar One's Connect TV system. In the second category of operating system software, we support Wind River's VX Works, Microsoft's Windows CE and NT, and Linux. In the third category of hardware, we have an exclusive agreement with Inprimis Technologies, the new internet appliance design subsidiary of Boca Research. We also have announced design wins with set-top box suppliers including Acer and its CT 500, Eagle Wireless and its Webflyer Computer Plus, and CoCom and its Voyager 7 to provide video on demand and DVD playback in set-top boxes. This hardware category includes working with CPU manufacturers National Semiconductor, Intel, and AMD to make sure our silicon solution works with theirs.

Support from Original Equipment Manufacturer ("OEM") for DVD Playback

By the end of our fiscal year 1998, the year we entered the DVD playback market, we had one OEM packaging our PC upgrade card with its DVD-ROM drive to complete a PC-DVD upgrade kit. Today several OEMs use our card or our silicon solution in their upgrade packages, including Philips, Sony, Toshiba, Utobia, IBM and other companies. These PC-DVD upgrade packages include our REALmagic Hollywood Plus playback card and DVD player software.

Additionally, Sigma recently released a progressive DVD player reference design that enables a low cost, high quality progressive DVD playback capability in a standalone consumer player. We have promoted our reference design to Chinese, Taiwanese, and Japanese manufacturers of consumer DVD players with the intent of providing our silicon solutions into new consumer DVD player models that will provide progressive output for high definition monitors, projectors, and televisions (HDTV).

REALmagic Business Strategy

Our objective is to provide leading digital video decoding solutions that enable full-screen, full-motion, best quality video on desktop PCs, through internet set-top boxes, and in consumer DVD players. To accomplish this goal, we need to promote widespread acceptance of REALmagic technology and solutions. The key parts of this strategy include:

Win More Set-Top Box Partnerships

As previously noted, Sigma is actively working with several partners to promote use of our silicon solutions for video on demand and DVD playback in set-top box applications. We will continue to nurture these relationships in order to associate with the volume manufacturers of these set-top boxes and enable more opportunities for uses of our silicon solutions. So far, these relationships have focused on set-top box designs that provide Internet connections via conventional dial up or Digital Subscriber Line (DSL) technology. We will also seek out new relationships with companies in the cable and satellite broadcast markets in order to deploy our silicon solutions in their markets.

Further Penetrate the Industry Market for Streaming Video

Sigma's systems integration sales team will continue to work with its network of system integrators, national distributors, and special Value Added Resellers (VARs) to distribute our high-end REALmagic NetStream card. This includes specific application identification and development in close concert with our distribution channel. In Europe and Asia Pacific, we intend to continue to expand our relationship with distributors as well as OEMs and VARs. In addition, we will seek to sell silicon solutions to add-on card manufacturers that provide their own streaming video products.

Introduce New Generations of REALmagic, Offer REALmagic products at Competitive Prices and Continually Reduce Product Costs

A significant aspect of our product strategy is to increase the sale of REALmagic chipsets while continuing to develop newer versions and generations of REALmagic products, including chipsets for PCs, set-top boxes, consumer DVD progressive players, and HDTV applications. We seek to continue to offer consumers better-featured and low-priced products over time.

REALmagic Products

We currently offer a complete family of REALmagic products including:

    REALmagic EM8400-In September 1999, we introduced a new chip that sets the stage for Sigma's entry into consumer applications. Our first MPEG-2 decoder to upconvert DVD video to progressive HDTV formats, the EM8400 can be used for consumer home theater DVD players, streaming video client applications, and Web DVD set-top boxes.

    REALmagic NetStream 2000-In September 1999, we announced NetStream 2000, based on our EM8400 decoder silicon chip. This product shipped in January 2000. A product in the NetStream family includes specialized hardware and software developed specifically for delivering video to corporate desktops, multiple dwelling units, hospitality markets, kiosks and retailtainment, and can be used for both video on demand and broadcast video playback. NetStream 2000 is an MPEG-2 playback card offering full plug and play installation and compatibility with a broad range of third-party applications, including video servers for video on demand, MPEG encoders for stored or real-time playback, satellite delivery systems, streaming video playback systems and scores of customizable interactive training titles.

    REALmagic EM8300-In March 1998, we announced the introduction of the EM8300 REALmagic DVD/MPEG-2/MPEG-1 decoder Integrated Circuit ("IC"). Integrating virtually all functions of a DVD decoder on one chip, the EM8300 is designed to provide a highly integrated, cost effective vehicle for high-quality DVD. The EM8300 feature set draws on our industry experience in the DVD/MPEG-2 market with earlier designs such as the REALmagic Hollywood decoder card.

    REALmagic Hollywood Plus-In April 1997, we announced our entry into the DVD market. The REALmagic Hollywood Plus MPEG-2 playback card turns a PC into a full-featured DVD player that exploits many of the digital video and digital surround sound capabilities of the DVD format and upcoming MPEG-2 interactive titles. The REALmagic Hollywood Plus DVD/MPEG-2 playback card displays flicker-free video at full-screen resolution, making video watching on a PC a new experience. Movies can be either displayed on the PC monitor or on a large-screen TV. We even have a remote control system that allows one to control the playback features of the DVD station software included with the card, via an infra-red communication link.

    REALmagic DVR (Digital Video Recorder)-In April 1999, we announced REALmagic DVR for creating DVD titles. This product shipped in January 2000. The REALmagic DVR is a packaged solution for authoring DVD titles using your PC, a DVD-RAM drive, and DVD write-able media. The package includes editing software that helps you set the flow and sequence of the video content, authoring software that lets you add titles and interactive capabilities, and our own DVD station software for playback. This product is a low cost, high quality solution for corporate environments, educational applications, and the so-called prosumer who want to author their own DVDs.

    REALmagic EM8220-In June 1998, we announced the REALmagic EM8220 decoder IC. Originally designed as an enhancement to video graphics cards, today this chip can be easily designed into set-top box applications to enable DVD playback and video on demand. This solution has the PC interface and compatibility with major Video Graphics Array (VGA) chipsets built into it.

    REALmagic EM8800-In October 1998, we announced the REALmagic EM8800 decoder IC, the first single-chip PC solution for China's new SVCD standard. Integrating virtually all SVCD decoding functions on one chip, the EM8800 can turn a PC into a full-featured home theater video player that fully exploits the improved video quality supported by the SVCD projectors.

REALmagic Reference Designs

We build REALmagic reference designs, which are end-user prototype designs showing how our silicon solutions integrate into complex consumer appliances. These reference designs serve several purposes, including proof of concept to prospective customers, as well as an invaluable research and development experience for our engineers who develop the integrated end solution. This process always gives us ideas for what to incorporate into our next generation solutions.

• REALmagic Set-Top Box Reference Design-In April 1999, we announced our next-generation set-top box reference design, the STB 2000. This unique convergence appliance represents a new wave of flexibility, performance, and cost reduction that intend to be made available through telcos, ISPs, satellite providers, and systems integrators that are deploying high bandwidth, digital video-ready Internet services. Our design incorporates the two primary functions our decoder silicon enable, that is, DVD playback and video on demand.

• REALmagic Progressive DVD Player Reference Design-In January 2000, we announced our progressive DVD player reference design. This new progressive DVD player reference design is a very low-cost solution for producing a complete, standalone DVD player for both traditional interlaced televisions as well as progressive scan output for HDTV and high definition projects.

Marketing and Sales

Sigma Designs currently distributes its products through sales to national and regional distributors, VARs and OEMs in the U.S. and throughout the world. Our U.S. distributor is Ingram Micro, Inc., and our OEMs include Sony, Philips, IBM, Toshiba, Samsung, Utobia, LungHwa Electronics Co., Ltd., Formosa Industrial Computing, Labway Corporation and others. Our international distributors are strategically located in many countries around the world.

We, generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place noncancelable orders to purchase semiconductor products from our suppliers on a twelve- to sixteen- week lead time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on our financial condition. One customer accounted for 26% of our net sales in fiscal 2000.

Sales to distributors are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through of REALmagic products could result in product returns or delayed or uncollectable receivables, contributing to significant fluctuations in our operating results.

Research and Development

As of January 31, 2000, we had a staff of 45 research and development personnel. The research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

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

We cannot assure you that we will be able to make any such advancements in the REALmagic MPEG technology or, if they are made, that we will be able to market such advancements to maintain profitability.

During fiscal 2000, 1999, and 1998, our research and development expenses were $6,397,000, $5,678,000, and $4,948,000, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for MPEG decoder products is highly competitive. Companies such as C-Cube Microsystems have a high profile in the industry. Although we do not believe that any products sold by a third party are in direct competition with REALmagic decoding silicon in terms of price and performance, the possibility that other companies with more marketing and financial resources may develop a competitive product may inhibit the wide acceptance of REALmagic technology. We believe that many computer product manufacturers are developing MPEG products that will compete directly with REALmagic products in the near future.

We believe that the principal competitive factors in the market for MPEG decoder products include time to market for new product introductions, product performance, compatibility with industry standards, price, and marketing and distribution resources. We believe that we compete most favorably with respect to time to market, product performance and price of our REALmagic products.

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features in current and future versions of REALmagic. We currently have ten pending patent applications for our REALmagic technology. Ten patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for Sigma's competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Employees

As of January 31, 2000, we had 93 full-time employees, including 45 in research and development, 24 in marketing, sales and support, 9 in operations, and 15 in finance and administration.

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

We Have a History of Operating Losses and We Could Sustain Future Losses

We incurred significant operating losses in fiscal 1995, 1996 and 1998 and had negative cash flow in fiscal 1995 and 1998. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Since our inception through January 31, 2000, our total accumulated deficit is $39,189,000. We cannot assure you that we will continue to sell our new REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

Liquidity

We have an Amended and Restated Business Loan Agreement with Silicon Valley Bank, dated October 31, 1999. Under the Agreement we gave two secured Promissory Notes in total principal amounts of $12 million and $6 million to Silicon Valley Bank, under which we may borrow as needed. Under the Agreement and the Notes, we are subject to a certain profitability covenant. Since July 1997, we have, on occasion, been in violation of the profitability covenant and have obtained waivers releasing us from our obligation to meet this covenant. We may need a waiver for the quarter ending April 30, 2000 or for future periods. We cannot assure you that Silicon Valley Bank will grant these waivers. If we do not meet this covenant, and if we do not obtain waivers, the loans may be in default. If we are in default, then the lender could accelerate payments on the Notes and we could suffer serious harm to our business, financial condition and prospects.

Marketing Risks and Volatility of OEM Customer Sales and Resale Distribution

Our ability to increase sales, sustain profitability and maintain REALmagic as an industry digital video decoding standard depends substantially on our ability to achieve a sustained high level of sales to new Original Equipment Manufacturer ("OEM") customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. We have not achieved bundling agreements with many OEM customers to ensure the success of our REALmagic product line. Also, even if we achieve new design wins, we cannot assure you that manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. In addition, 26% of our net sales were derived from one customer in fiscal 2000. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to sustain profitability also depends on a substantial increase in the sales of REALmagic products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of REALmagic products could result in product returns or delayed or uncollectable receivables. This could contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for our REALmagic products.

Our Market May Undergo Rapid Technological Change and Our Future Success Will Depend on Our Ability to meet the Changing Needs of Our Industry

The market for multimedia PC products is characterized by the following:

  rapidly changing technology and user preferences;
  evolving formats for compression of video and audio data; and
  frequent new product introductions.

Our success depends, among other things, on our ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

To have technological leadership, we must continue to make technological advancements and research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

  compatibility with emerging standards and multiple platforms;
  improvements to the REALmagic architecture; and
  enhancements to the REALmagic application programming interface.

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

Our Industry is Highly Competitive and We Cannot Assure You That We Will Be Able to Effectively Compete

The market for multimedia products is highly competitive and is driven by faster processors provided by Intel Corporation and other companies. Intel processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth of our REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products. These competitors include:

  SGS Thompson Microelectronics;
  C-Cube Microsystems;
  IBM Corporation;
  Zoran Corporation;
  LSI Logic;
  ESS Technology;
  ATI Technologies; and
  Optibase.

In addition, Intel computer CPU chips processors have become more powerful, such that video decoding could eventually be done in software. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our Net Sales Are Dependent on Market Demand for Multimedia Products

Our business strategy is, and has been, to focus on REALmagic products by investing heavily in MPEG technology. In the fiscal year ended January 31, 2000, sales of PC- DVD or video streaming decoding products accounted for virtually all of our net sales. A decline in market demand for digital video decoding products will seriously harm our operating results. In addition, one international customer accounted for 26%, 28%, and 39% of revenues in fiscal 2000, 1999, and 1998.

Our Operating Results Are Subject to Significant Fluctuations Due To Many Factors and Any of These Factors Could Adversely Affect Our Stock Price

Our operating results have fluctuated in the past and may continue to fluctuate in the future. This fluctuation is due to a number of factors, including the following and others:

  our new product introductions and product introductions by our competitors;
  market acceptance of our products by OEMs, software developers and end users;
  the success of our promotional programs;
  gains or losses of our significant customers;
  reductions in selling prices;
  inventory obsolescence;
  an interrupted or inadequate supply of semiconductor chips;
  our ability to protect our intellectual property; and
  loss of our key personnel.

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

Announcements of directly competing products will likely have a negative effect on our operating results. Based on our experience, we believe that a substantial portion of our shipments will occur in the third month of a quarter, with significant shipments completed in the latter part of the third month. This shipment pattern may cause our operating results to be difficult to predict. Currently, we place noncancellable orders to purchase semiconductor products from our foundries with a long lead time. If, there is a result of inaccurate forecasts or cancelled purchase orders, our anticipated sales and shipments in any quarter do not occur when expected, our inventory levels could be disproportionately high. This could require significant working capital and harm our operating results.

We Rely Heavily on Certain Manufacturers and Suppliers

Our REALmagic products and components are presently manufactured by outside suppliers or foundries. We do not have long-term contracts with these suppliers. We conduct business with our suppliers on a written purchase order basis. Our reliance on independent suppliers subjects us to several risks. These risks include:

  the absence of adequate capacity;
  the unavailability of, or interruptions in access to, certain process technologies; and
  reduced control over delivery schedules, manufacturing yields and costs.

We obtain some of our components from a single source. In fiscal 2000 we experienced a delay and interruption from our source due to the earthquake in Taiwan in October 1999. We estimate that this event resulted in lost sales of about $2.5 million. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic silicon or our REALmagic multimedia cards currently obtained from a single source could have a material adverse impact on our sales of REALmagic products, and on our business.

We must provide our suppliers with sufficient lead-time to meet our forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially and adversely affect our ability to produce REALmagic products in sufficient quantities. We cannot assure you that our forecasts regarding new product demand will be accurate, particularly because we sell our REALmagic products on a purchase order basis. Manufacturing REALmagic chipsets is a complex process, and we may experience short-term difficulties in obtaining timely deliveries. This could affect our ability to meet customer demand for our products. Any such delay in delivering products in the future could materially and adversely affect our operating results. Also, should any of our major suppliers become unable or unwilling to continue to manufacture our key components in required volumes, we will have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer and additional sources of supply may not be in a position to satisfy our requirements on a timely basis.

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

The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop noninfringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross- licensing arrangements. Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

Our International Operations Are Subject to Certain Risks

During fiscal 2000, 1999, and 1998, sales to international customers accounted for approximately 67%, 72%, and 64% of our net sales, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net sales. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

  our announcement of the introduction of new products;
  our competitors' announcements of the introduction of new products; and
  market conditions in the technology, entertainment and emerging growth company sectors.

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

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company and their ages as of April 1, 2000 are as follows:

Name	Age	Position
Thinh Q. Tran	46	Chairman of the Board, President, and Chief Executive Officer
Silvio Perich	51	Senior Vice President, Worldwide Sales
Jacques Martinella	44	Vice President, Engineering
William Wong	52	Vice President, Marketing
John J. Beck III	43	Chief Financial Officer
Kit Tsui	50	Director of Finance, Chief Accounting Officer, and Secretary
William J. Almon (1)(2)	67	Director
William Wang (1)(2)	36	Director

__________________________________

  Member of the Audit Committee

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

Mr. Wong joined the Company in June 1998. as Vice President, Marketing. From 1995 to 1998 Mr. Wong served as Business Development Director at National Semiconductor Corporation. From 1993-1995 Mr. Wong served as Vice President of Marketing for Diamond Multimedia Systems. Prior to 1993, Mr. Wong held several senior marketing and sales management positions at Intel Corporation for 18 years. Mr. Wong resigned his position with Sigma Designs effective April 21, 2000.

Mr. Beck joined the Company in January 2000 as Chief Financial Officer. From 1996 through 1999 Mr. Beck served as Vice President of Finance and Administration at Augeo Software. From 1994 through 1996 Mr. Beck served as the Controller at Meta-Software. Prior to 1994, Mr. Beck held Chief Financial Officer or Vice President Finance positions at several technology companies. In addition, Mr. Beck is a Certified Public Accountant. Mr. Beck served as an Audit Supervisor at Ernst & Young and before that at KPMG Peat Marwick.

Ms. Tsui joined the Company in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990, acting Chief Financial Officer and Secretary in December 1996 and to Chief Accounting Officer in January 2000.

Mr. Almon has served as Director of the Company since April 1994. Mr. Almon also serves as a Director of Read-Rite Corporation, Netfish Technologies Inc. and HDI Inc. Most recently, Mr. Almon served as Chairman of the Board of Internet Image, an internet software company that was merged with Intraware Inc. in October 1999. In May 1994, Mr. Almon founded and served as Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices. Prior to 1987, Mr. Almon spent 30 years with IBM Corporation, holding executive positions in both software and hardware management, most recently as Vice President, Low End Storage Products.

Mr. Wang became a Director of the Company in October 1995. From January 1995 to the present, Mr. Wang has served as Chairman of the Board, Chief Executive Officer, and President of Princeton Graphic Systems (a supplier of computer monitors) and has served since January 1996 as a Director of Diva LABS. From 1990 to April 1997, Mr. Wang served as Chairman of the Board and Chief Executive Officer of MAG Innovision Co., Inc., Ltd. of Taiwan, a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America in the Video Display Division.

ITEM 2. FACILITIES

The Company currently leases a 25,000 square foot facility in Milpitas, California that is used as the Company's headquarters. The lease will expire in September 2002. The Company also leases facilities for sales offices in Hong Kong and Shenzhen China, and for research and development near Paris, France. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term.

ITEM 3. LEGAL PROCEEDINGS

In February 1998, two punitive class action complaints were filed against us in the United States District Court, Northern District Court of California, Romine, et al. v. Sigma Designs, Inc., et al., No. C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc., et al., No C-98-0582-MHP (N.D.Cal.). The federal court consolidated complaint alleges that Sigma Designs, Inc. and certain of its officers and former officers and/or directors, issued false or misleading statements regarding our business prospects during the period October 24, 1995 through February 13, 1997. The complaint does not specify the amount of damages sought by the plaintiffs. On October 8, 1999, we filed a motion to dismiss the consolidated complaint. In response to this motion, the plaintiffs agreed and filed a second amended complaint. On April 21, 2000, we filed a motion to dismiss the second amended complaint. The hearing on that motion is scheduled for June 26, 2000. We believe that we have meritorious defenses to the allegations made in the complaints and we intend to conduct a vigorous defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Sigma Designs' Common Stock has been traded under the Nasdaq symbol "SIGM" since the Company's initial public offering on May 15, 1986. The table below sets forth the high and low closing prices in the Nasdaq Stock Market for the quarters indicated.
	Fiscal 2000		Fiscal 1999
	High	Low	High	Low
First quarter ended April 30	8 5/32	4 3/4	4 5/16	2 29/32
Second quarter ended July 31	7 15/16	4 3/4	4 3/8	2 1/2
Third quarter ended October 31	7 3/4	4 9/16	2 9/16	31/32
Fourth quarter ended January 31	14 1/4	5 5/8	5 3/4	1 31/32

As of April 12, 2000, the Company had 229 shareholders of record. The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its common shareholders in the near future. The Company was obligated to pay certain dividends on its outstanding preferred stock. In 2000, the Company paid $ 80,460 in dividends on such stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data and number of employees)

Year ended January 31,       2000      1999      1998      1997      1996
-------------------------  --------  --------  --------  --------  --------
Net sales.............     $50,324   $43,540   $36,982   $41,214   $26,374

Net income (loss)
 available to
 common shareholders..       2,263    (2,690)   (5,648)    1,529   (14,708)

Diluted net income
 (loss) per share
 available to
 common shareholders..        0.13     (0.21)    (0.51)     0.14     (1.88)

Working capital.......      27,092    23,578    18,960    20,164    11,461

Total assets..........      44,751    44,220    38,329    37,915    24,843

Shareholders' equity..      28,403    24,771    20,312    21,017    12,581

Number of employees...          93        78        71        86        60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the fiscal year ended January 31, 2000, the Company's financial results showed continued sales growth and gross margin improvement. The Company's net sales increased 16% to $50.3 million from $43.5 million reported for fiscal 1999. Gross profit improved to 31% compared to 28% for fiscal 1999. The Company reported net income available to common shareholders of $2,263,000 or $0.13 per share, diluted, for fiscal 2000 compared to a net loss available to common stockholders of $2,690,000, or $0.21 per share in fiscal 1999. Excluding the dividends on preferred stock, the Company had net income of $2,348,000 in fiscal 2000 as compared to a net loss of $151,000 in fiscal 1999.

While improvement was made in fiscal 2000, sales of the Company's products are affected by long cycles of new product deployment to both OEM customers and corporate markets, and price pressure in the PC market. The Company is also affected by a number of uncertainties: the continued weak economies in Asia, a potential shortage of silicon wafers from Taiwan suppliers as a consequence of the earthquake on September 21, 1999, and allocation of silicon wafers due to increasing demand from other electronic industries.

The following table shows certain items as a percentage of net sales, which are included in the Company's Consolidated Statement of Operations:

                                           Fiscal     Fiscal     Fiscal
                                            2000       1999       1998
                                         ---------- ---------- ----------
Net sales...............................       100%       100%       100%
Cost of sales...........................        68%        72%        77%
                                         ---------- ---------- ----------
Gross profit............................        32%        28%        23%
Operating expenses:
  Research and development..............        13%        13%        13%
  Sales and marketing...................         9%         9%        12%
  General and administrative............         6%         7%        14%
Other (income) expense..................        -1%       --         --
Benefit from income taxes...............       --          -1%         2%
                                         ---------- ---------- ----------
Net income (loss).......................         5%       --         -14%
Dividends on preferred stock............        -1%        -6%        -1%
                                         ---------- ---------- ----------
Net income (loss) available to
     common shareholders................         4%        -6%       -15%

Sales

The following table sets forth the Company's net sales in each product group for the last three years:

(Dollars in thousands)            Fiscal 2000    Fiscal 1999    Fiscal 1998
                                 -------------- -------------- --------------
Multimedia products:
     Boards....................   $22,940   46%  $19,592   45%  $18,264   49%
     Chipsets..................    25,831   51%   22,066   51%   15,723   43%
Other..........................     1,553    3%    1,882    4%    2,995    8%
                                 ---------      ---------      ---------
  TOTAL NET SALES..............   $50,324        $43,540        $36,982
                                 =========      =========      =========

The multimedia products category includes MPEG encoding and decoding solutions for both desktop and notebook computers as well as for PC manufacturers and add-on card makers. The board level product line is targeted at OEM customers to address the DVD upgrade market and system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets. The chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "other" category includes CD titles, DVD ROM drives, video conferencing products, contract revenue, and set-top box products targeted at the emerging consumer internet information appliance market - a new market the Company entered in fiscal 2000.

The table below sets forth the Company's sales by market segment for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2000    Fiscal 1999    Fiscal 1998
                                 -------------- -------------- --------------
Internet/intranet video
  networking...................    $8,200   16%   $7,611   17%  $11,592   31%
PC-DVD upgrade.................    15,836   31%   11,956   27%    7,011   19%
Chipsets.......................    25,831   51%   22,066   51%   15,723   43%
Other..........................       457    1%    1,907    4%    2,656    7%
                                 ---------      ---------      ---------
  TOTAL NET SALES..............   $50,324        $43,540        $36,982
                                 =========      =========      =========

The Company's net sales increased 16% in fiscal 2000 as compared to an 18% increase in fiscal 1999. The increase in sales in fiscal 2000 primarily reflected an increase in demand for the Company's proprietary DVD MPEG-2 boards and chipsets due to increased market acceptance of DVD technology. The Company's net sales in chipsets increased 17% and 40% respectively, in fiscal 2000 and fiscal 1999. The Company's board level products primarily consist of two market groups: intranet/internet video streaming and DVD MPEG-2 encoding and decoding applications. Video streaming board products accounted for 16% and 17% of the Company's net sales respectively, in fiscal 2000 and fiscal 1999. DVD board products accounted for 32% and 28% of the Company's net sales respectively, in fiscal 2000 and fiscal 1999.

The table below sets forth the Company's sales by geographic region for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2000    Fiscal 1999    Fiscal 1998
                                 -------------- -------------- --------------
United States..................   $16,535   33%  $12,389   28%  $13,349   36%
Asia...........................    29,379   58%   26,706   61%   20,833   56%
Europe.........................     4,114    8%    3,926    9%    2,429    7%
Canada.........................       296    1%      519    1%      371    1%
                                 ---------      ---------      ---------
  TOTAL NET SALES..............   $50,324        $43,540        $36,982
                                 =========      =========      =========

The Company's U.S. sales as a percentage of total net sales were 33% in fiscal 2000, 29% in fiscal 1999, and 36% in fiscal 1998. Total U.S. sales increased 33% to $16.5 million from $12.4 million in fiscal 1999. Total Asia sales as a percentage of total sales were 58% in fiscal 2000, 61% in fiscal 1999 and 56% in fiscal 1998. Total Asia sales increased 10% to $29.4 million in fiscal 2000 from $26.7 million in fiscal 1999. The Company's Asia sales were made predominantly to customers in Taiwan, Singapore and Hong Kong. In fiscal 2000, Taiwan and Singapore accounted for 30% and 16% of the Company's net sales respectively, as compared to fiscal 1999, in which Taiwan and Hong Kong accounted for 43% and 8% of the company's net sales respectively. In fiscal 2000 and 1999, one Taiwanese customer contributed 26% and 28% to the Company's total net sales, respectively. The overall increase in sales was primarily attributable to increasing sales of the Company's MPEG boards and chipsets to OEM customers and computer board manufacturers worldwide.

Gross Margin

The Company's gross margin as a percentage of net sales was approximately 32% in fiscal 2000, 28% in fiscal 1999, and 23% in fiscal 1998. The increase in gross margin in fiscal 2000 was primary attributable to the increase in sale of chipsets which have a more favorable gross margin compared to all other products. The increased gross margin in fiscal 1999 was largely due to the comparatively low margin in fiscal 1998 primarily caused by an inventory charge of $1.7 million.

Operating Expenses

Sales and marketing expenses increased $418,000 or 10% in fiscal 2000 over fiscal 1999. The increase was largely due to the addition of business development staff, sales, and marketing-support related expenses in connection with our operation in China. The same expenses decreased $299,000, or 7%, in fiscal 1999 over fiscal 1998. The decrease was primarily due to a reduction in trade show and product sample expenses and the amount of commissions paid to outside sales representatives.

Research and development expenses increased $719,000 or 13% in fiscal 2000 over fiscal 1999 and $730,000, or 15% in fiscal 1999 over fiscal 1998. The increases in fiscal 2000 and 1999 were largely due to increases in technical development support, depreciation associated with research and development equipment, and engineering personnel expenses. The year-over-year increase in research and development expenses was primarily the result of the Company's continued efforts in the development of its proprietary DVD/MPEG-2 based products. In December 1999, the Company established an R & D center in France to enable the Company to recruit engineers and expand R & D activities from that region.

The Company's general and administrative expenses decreased $116,000 or 4% in fiscal 2000. The decrease was primary due to non-recurring professional fees associated with the settlement in fiscal 1999 from the California Franchise Tax Board for a claim previously filed by the Company. The same expenses decreased 42% or $2.2 million to $3.0 million during fiscal 1999 as compared to fiscal 1998. The significant reduction in general and administrative expenses was largely attributable to a charge of $1.9 million in accounts receivable reserves in connection with the write-off of assets associated with graphics products during fiscal 1998. Excluding the effect of the write-off, general and administrative expenses decreased by $281,000 in fiscal 1999 over fiscal 1998. The decrease was primarily due to less accounts receivable reserves and outside professional services as a result of the improvement of accounts receivable.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $21.7 million at January 31, 2000 compared with $18.1 million at January 31, 1999. The increase of $3.6 million in cash and short-term investments during fiscal 2000 was primarily generated from operating activities and proceeds from common stock issuances. As of January 31, 2000, the Company had $12 million outstanding under a $12 million bank revolving line of credit that expires in October 2000 and is collateralized by funds on deposit in accounts that have been assigned to the lender. The Company also has a $6 million bank line of credit available that expires in October 2000 and is collateralized by the Company's accounts receivable, inventories, equipment, and intangibles. This asset-based line of credit had an outstanding balance of $41,000 direct borrowings, and $309,780 standby letter of credits to secure certain lease obligations.

Our primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. The Company believes that its current reserve of cash and equivalents, short-term investments and the availability of funds under its existing asset-based banking arrangements will be sufficient to meet anticipated working capital requirements and other cash needs for the reasonable foreseeable future. However, we may have to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital will be available to us. The estimate of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

Factors Affecting Future Operating Results

The Company's annual and quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by the Company and its competitors; market acceptance of the technology embodied in the Company's products generally and the Company's products in particular; customer acceptance of the Company's products; shifts in demand for the technology embodied in the Company's products generally and the Company's products in particular and/or those of the Company's competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials-for example, our source of supply for silicon wafers was, and may to be continued in the near future, affected by the earthquake in Taiwan; the Company's inability to protect its intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of the Company's products. The Company derives a substantial portion of its revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on the Company's future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Recently Issued Accounting Standards

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Accounting," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". Statement No. 137 amended the effective date of Statement 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company faces exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could affect its operations and financial condition. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Sensitivity. At January 31, 2000, the Company held $6.2 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2000, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At January 31, 2000, the Company had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and $41,000 outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company' net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French franc are the financial currency in the Company's subsidiaries in Hong Kong and France. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in the Hong Kong dollar and French franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sigma's financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-21 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2. Financial Statements Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts and Reserves	S-1

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 28th day of April, 2000.

SIGMA DESIGNS, INC.

By: /s/ Thinh Q. Tran
Chairman of the Board,
President, and Chief Executive Officer

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:
Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 28, 2000
/s/ John J. Beck III John J. Beck III	Chief Financial Officer (Principal Financial Officer)	April 28, 2000
/s/ Kit Tsui Kit Tsui	Director of Finance, Chief Accounting Officer and Secretary (Principal Accounting Officer)	April 28, 2000
/s/ William J. Almon William J. Almon	Director	April 28, 2000
/s/ William Wang William Wang	Director	April 28, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2000. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
February 28, 2000

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 and 1999 (Dollars in thousands)

                                                               2000      1999
                                                             --------- ---------
ASSETS
CURRENT  ASSETS:
  Cash and equivalents.......................................  $3,459    $2,946
  Short-term investments.....................................   6,198    15,112
  Accounts receivable (net of allowances
    of $414 and $3,306)......................................  13,053    13,648
  Inventories................................................   8,022    10,418
  Restricted cash............................................  12,000        --
  Prepaid expenses and other assets..........................     497       629
                                                             --------- ---------
           Total current assets                                43,229    42,753
EQUIPMENT  - Net.............................................   1,243     1,311
OTHER  ASSETS................................................     279       156
                                                             --------- ---------
TOTAL........................................................ $44,751   $44,220
                                                             ========= =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit........................................ $12,041   $13,716
  Accounts payable...........................................   2,277     4,109
  Accrued liabilities........................................   1,511     1,132
  Current portion of capital lease obligations...............     308       218
                                                             --------- ---------
           Total current liabilities.........................  16,137    19,175
                                                             --------- ---------
CAPITAL LEASE OBLIGATIONS....................................     211       274

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value:  2,000,000 shares
   authorized; shares outstanding: 2000, none; 1999, 1,900...     --      1,536
  Common stock - no par value:  20,000,000
   shares authorized; shares outstanding:
   2000, 16,220,780; 1999, 15,435,094........................  67,461    64,699
  Shareholder notes receivable...............................     (11)      (12)
  Accumulated other comprehensive income.....................     142        --
  Accumulated deficit........................................ (39,189)  (41,452)
                                                             --------- ---------
           Shareholders' equity                                28,403    24,771
                                                             --------- ---------
TOTAL........................................................ $44,751   $44,220
                                                             ========= =========
See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
(In thousands, except per share amounts)

                                            2000       1999       1998
                                         ---------- ---------- ----------
NET SALES...............................   $50,324    $43,540    $36,982

COSTS AND EXPENSES:
  Cost of sales.........................    34,481     31,259     28,296
  Research and development..............     6,397      5,678      4,948
  Sales and marketing...................     4,490      4,072      4,371
  General and administrative............     2,869      2,985      5,166
                                         ---------- ---------- ----------
           Total costs and expenses.....    48,237     43,994     42,781
                                         ---------- ---------- ----------
INCOME (LOSS) FROM OPERATIONS                2,087       (454)    (5,799)
  Interest income.......................       929        935        820
  Interest expense......................      (770)      (946)      (927)
  Other income (expense), net...........       162         (7)         6
                                         ---------- ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES.......     2,408       (472)    (5,900)
(PROVISION FOR) BENEFIT FROM
  INCOME TAXES..........................       (60)       321        824
                                         ---------- ---------- ----------
NET INCOME (LOSS).......................     2,348       (151)    (5,076)
DIVIDENDS ON PREFERRED STOCK............        85      2,539        572
                                         ---------- ---------- ----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS..........................    $2,263    ($2,690)   ($5,648)
                                         ========== ========== ==========
NET INCOME (LOSS) PER SHARE AVAILABLE
  TO COMMON SHAREHOLDERS:
  Basic.................................     $0.14     ($0.21)    ($0.51)
                                         ========== ========== ==========
  Diluted...............................     $0.13     ($0.21)    ($0.51)
                                         ========== ========== ==========
SHARES USED IN COMPUTATION:
  Basic.................................    15,728     12,899     11,012
                                         ========== ========== ==========
  Diluted...............................    17,704     12,899     11,012
                                         ========== ========== ==========
See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Dollars in thousands)

                                                                                          Accumu-
                                                                                           lated
                                                                                  Share-   Other                          Total
                                                                       Deferred   holder  Compre-                        Compre-
                                 Preferred Stock     Common Stock        Stock    Notes   hensive   Accumu-              hensive
                              ------------------ ---------------------  Compen-  Receiv-   Income    lated               Income
                               Shares   Amount     Shares     Amount    sation     able    (Loss)   Deficit     Total    (Loss)
                              -------- --------- ----------- --------- --------- -------- -------- ---------- --------- ---------
Balances, February 1, 1997..      --       $--   11,091,062   $54,311     ($100)    ($80)     $--   ($33,114)  $21,017

Net loss....................      --        --          --        --        --       --        --     (5,076)   (5,076)  ($5,076)
Unrealized gain on
  short-term investments....      --        --          --        --        --       --         3        --          3         3
                                                                                                                        ---------
Comprehensive loss..........                                                                                             ($5,073)
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      150,220       239       --       --        --        --        239
Amortization of deferred
  stock compensation........      --        --          --        --         25      --        --        --         25
Cancellation of stock
  options...................      --        --          --        (75)       75      --        --        --        --
Issuance of Series A
  preferred stock, net of
  issuance costs of $368....   45,000     4,132      10,000        44       --       --        --        --      4,176
Accretion of discount for
  Series A preferred
  stock.....................      --        500         --        --        --       --        --       (500)      --
Conversion of Series A
  preferred stock...........  (18,450)   (1,917)    445,745     1,917       --       --        --        --        --
Dividends on Series A
  preferred stock...........      --        --          --        --        --       --        --        (72)      (72)
Cancellation of Active
  Designs shares............      --        --      (51,151)      (17)      --        17       --        --        --
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 1998..   26,550     2,715  11,645,876    56,419       --       (63)       3    (38,762)   20,312

Net loss....................      --        --          --        --        --       --        --       (151)     (151)    ($151)
Unrealized loss on
  short-term investments....      --        --          --        --        --       --        (3)       --         (3)       (3)
                                                                                                                        ---------
Comprehensive loss..........                                                                                               ($154)
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      111,057       237       --       --        --        --        237
Issuance of Series B
  preferred stock, net of
  issuance costs of $390....    5,000     4,610       5,000        18       --       --        --        --      4,628
Issuance of Series C
  preferred stock, and
  common stock warrants,
  net of issuance costs
  of $364...................    1,900     1,536         --        259       --       --        --        --      1,795
Conversion of Series A
  preferred stock...........  (24,550)   (2,489)  1,417,984     2,489       --       --        --        --        --
Conversion of Series B
  preferred stock...........   (3,400)   (3,143)  2,325,241     5,293       --       --        --     (2,150)      --
Repurchase of Series A
  preferred stock...........   (2,000)     (215)        --        --        --       --        --        --       (215)
Repurchase of Series B
  preferred stock...........   (1,600)   (1,478)        --        --        --       --        --       (322)   (1,800)
Dividends on Series A
  preferred stock...........      --        --          --        --        --       --        --        (63)      (63)
Dividends on Series C
  preferred stock...........      --        --          --        --        --       --        --         (4)       (4)
Cancellation of Active
  Designs shares............      --        --      (70,064)      (16)      --        16       --        --        --
Forgiveness of shareholder
  notes receivable..........      --        --          --        --        --        35       --        --         35
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 1999..    1,900     1,536  15,435,094    64,699       --       (12)      --    (41,452)   24,771

Net income..................      --        --          --        --        --       --        --      2,348     2,348    $2,348
Unrealized gain on
  investments...............      --        --          --        --        --       --       142        --        142       142
                                                                                                                        ---------
Comprehensive income........                                                                                              $2,490
                                                                                                                        =========
Common stock issued under
  stock plans...............      --        --      418,570       987       --       --        --        --        987
Exercise of common stock
  warrants..................      --        --       40,000       207       --       --        --        --        207
Conversion of Series C
  preferred stock...........   (1,900)   (1,536)    330,416     1,536       --       --        --        --        --
Dividends on Series C
  preferred stock...........      --        --          --        --        --       --        --        (85)      (85)
Cancellation of Active
  Designs shares............      --        --       (3,300)       (1)      --         1       --        --        --
Tax benefit of employee
  stock transactions........      --        --          --         33       --       --        --        --         33
                              -------- --------- ----------- --------- --------- -------- -------- ---------- ---------
Balances, January 31, 2000..      --      $ --   16,220,780   $67,461     $ --      ($11)    $142   ($39,189)  $28,403
                              ======== ========= =========== ========= ========= ======== ======== ========== =========
See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (In thousands)

                                                     2000      1999      1998
                                                   --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................   $2,348     ($151)  ($5,076)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................      720       571       519
    Forgiveness of shareholder notes receivable...       --        35        --
    Loss on disposal of assets....................       22        11        --
    Amortization of deferred stock compensation...       --        --        25
    Changes in assets and liabilities:
      Accounts receivable.........................      595    (1,253)       82
      Inventories.................................    2,396    (3,104)   (2,434)
      Prepaid expenses and other..................      165       (37)      (29)
      Accounts payable............................   (1,832)    1,095      (272)
      Accrued liabilities.........................      374      (409)   (1,160)
                                                   --------- --------- ---------
       Net cash provided by (used for)
         operating activities.....................    4,788    (3,242)   (8,345)
                                                   --------- --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset additions...........................     (466)      (34)     (553)
  Proceeds from sales of equipment................       36        50        --
  Purchases of short-term investments.............  (29,118)  (19,312)  (15,948)
  Maturity of short-term investments..............   38,009    20,148    11,801
  Other assets....................................       42       (17)       (6)
                                                   --------- --------- ---------
      Net cash provided by (used for)
        investing activities......................    8,503       835    (4,706)
                                                   --------- --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank line of credit borrowings, net.............   (1,675)      400     2,485
  Increrase in restricted cash....................  (12,000)       --        --
  Proceeds from sale of common stock..............    1,194       237       239
  Proceeds from sale of preferred stock and
    warrants, net of issuance costs...............       --     6,423     4,176
  Dividends paid..................................      (80)      (93)      (23)
  Repurchase of preferred stock...................       --    (2,015)       --
  Repayment of capital lease obligations..........     (217)     (296)      (74)
                                                   --------- --------- ---------
      Net cash provided by financing activities...  (12,778)    4,656     6,803
                                                   --------- --------- ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......      513     2,249    (6,248)

CASH AND EQUIVALENTS:
  Beginning of year...............................    2,946       697     6,945
                                                   --------- --------- ---------
  End of year.....................................   $3,459    $2,946      $697
                                                   ========= ========= =========

CASH PAID FOR INTEREST............................     $707      $880      $956
                                                   ========= ========= =========

CASH PAID FOR INCOME TAXES........................      $75      $ --      $ --
                                                   ========= ========= =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases.........     $244      $668       $92
                                                   ========= ========= =========

  Issuance costs for preferred stock paid in
    common stock..................................     $ --       $18      $ --
                                                   ========= ========= =========

  Accretion of discount for Series A preferred
    stock.........................................     $ --      $ --      $500
                                                   ========= ========= =========

  Adjustment of E-Motions, Inc. purchase price....     $ --      $ --      $ --
                                                   ========= ========= =========

  Dividends on Series A preferred stock...........     $ --       $14       $49
                                                   ========= ========= =========

  Dividends on Series B preferred stock...........     $ --    $2,150      $ --
                                                   ========= ========= =========

  Dividends on Series C preferred stock...........     $ --        $4      $ --
                                                   ========= ========= =========

  Conversion of Series A preferred stock into
    common stock..................................     $ --    $2,489    $1,917
                                                   ========= ========= =========

  Conversion of Series B preferred stock into
    common stock..................................     $ --    $3,143      $ --
                                                   ========= ========= =========

  Conversion of Series C preferred stock into
    common stock..................................   $1,536      $ --      $ --
                                                   ========= ========= =========

  Cancellation of notes receivable and related
    common stock..................................       $1       $16      $ --
                                                   ========= ========= =========

  Tax benefit of employee stock transactions......      $33      $ --      $ --
                                                   ========= ========= =========

  Conversion of investment in private equity
    securities into marketable equity securities..     $100      $ --      $ --
                                                   ========= ========= =========
See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

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

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Fiscal 2000, 1999 and 1998 each included 52 weeks.

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

Investments - The Company's short-term investments represent debt securities which are stated at fair value. Included in other assets is an investment in marketable securities which is stated at fair value. All short-term investments are classified as available- for-sale. Any temporary difference between an investment's cost and its market value is recorded as a separate component of shareholders' equity until such gains and losses are realized. Available- for-sale securities are classified in the balance sheet based on management's current intended use for the securities. Gains and losses on the sale of securities are computed using the specific identification method.

Inventories are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash represents funds on deposit in accounts which have been assigned to the Company's lender under a bank line of credit (see note 6)

Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

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

Comprehensive Loss - In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive income (loss) for fiscal 2000, 1999, and 1998 have been included with the statements of shareholders' equity.

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 7)

Fair Value of Financial Instruments - In accordance with the provisions of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The Company believes that carrying amounts reported in the balance sheet for cash and cash equivalents and investments as of January 31, 2000 approximate fair market value.

Geographic Operating Information - In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 11).

Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Accounting" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certaim conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Boards issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". Statement No. 137 amended the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implication s of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

2. INVESTMENTS

Short-term investments included the following equity securities and gross unrealized losses and gains as of January 31, 2000 and 1999 (in thousands). Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available for sale, since the Company intends to sell them as needed for operations.

                                          Unrealized  Unrealized
                                           Loss on     Gain on
                                           Invest-     Invest-     Market
                                 Cost        ment        ment       Value
                               ---------  ----------  ----------  ---------
January 31, 2000:
  Corporate debt securities..     6,221        ($24)         $1      6,198
                               =========  ==========  ==========  =========

January 31, 1999:
  Certificates of deposit....   $12,155      $ --        $ --      $12,155
  Corporate debt securities..     2,957        --          --        2,957
                               ---------  ----------  ----------  ---------
Total........................   $15,112      $ --        $ --      $15,112
                               =========  ==========  ==========  =========

At January 31, 2000, other assets include the Company's investment in publicly-traded common stock of Intraware, Inc., which is recorded at a fair market value of approximately $216,000 (cost of approximately $51,000).

3. INVENTORIES

Inventories at January 31 consist of (in thousands):

                                                        2000       1999
                                                     ---------- ----------
      Raw materials.................................    $3,797     $3,604
      Work in process...............................     1,985      3,086
      Finished goods................................     2,240      3,728
                                                     ---------- ----------
      Inventory - net...............................    $8,022    $10,418
                                                     ========== ==========

4. EQUIPMENT

Equipment at January 31 consists of (in thousands):

                                                        2000       1999
                                                     ---------- ----------
      Computers and equipment.......................    $3,602     $2,644
      Furniture and fixtures........................       542      1,279
      Other.........................................       327        409
                                                     ---------- ----------
      Total.........................................     4,471      4,332
      Accumulated depreciation and amortization.....    (3,228)    (3,021)
                                                     ---------- ----------
      Equipment - net...............................    $1,243     $1,311
                                                     ========== ==========

At January 31, 2000 and 1999, equipment with a net book value of $475,000 and $506,000 (net of accumulated amortization of $463,000 and $162,000, respectively), has been leased under capital leases.

5. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

                                                        2000       1999
                                                     ---------- ----------
      Accrued salary and benefits...................      $534       $499
      Other accrued liabilities.....................       977        633
                                                     ---------- ----------
      Total.........................................    $1,511     $1,132
                                                     ========== ==========

6. BANK LINES OF CREDIT

The Company has $12,000,000 outstanding at January 31, 2000 under a $12,000,000 bank line of credit that expires in October 2000, bears interest at the U.S. Treasury Bill rate (4.95% at January 31, 2000) plus 1%, and is collateralized by funds on deposit in accounts which have been assigned to the lender and included in the Company's Balance Sheet as of January 31, 2000 as restricted cash.

The Company also has $41,000 outstanding at January 31, 2000 under a $6,000,000 bank line of credit that expires in October 2000, bears interest at the bank's prime rate (8.5% at January 31, 2000) plus 0.75%, is collateralized by the Company's accounts receivable, inventories, equipment and intangibles. In addition, the Company has $310,000 of standby letters of credit outstanding as of January 31, 2000 under the same bank line of credit. Borrowings under this line of credit are generally limited to 70% to 90% of eligible accounts receivable (as defined).

The lines of credit contain certain covenants that, among other things, require the Company to maintain tangible net worth plus subordinated debt of at least $15,000,000, quarterly net income, and certain financial ratios. At January 31, 2000, the Company was in compliance with all covenants.

7. SHAREHOLDERS' EQUITY

Preferred Stock

At January 31, 2000, warrants to purchase 64,285 shares of the Company's common stock issued in connection with the issuance of Series A nonvoting cumulative preferred stock are outstanding. The warrants are exercisable at $5.16 per share beginning in January 1998 and expire in January 2001.

During fiscal 1999, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expire on April 30, 2001.

During fiscal 1999, the Company issued 1,900 shares of Series C nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 95,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expire on January 22, 2001. In fiscal 2000, warrants to purchase 40,000 shares of the Company's common stock were exercised for proceeds of approximately $207,000,

During fiscal 1999, holders of Series A preferred stock converted 24,550 shares of preferred stock into 1,417,984 shares of common stock. During fiscal 1999, holders of Series B preferred stock converted 3,400 shares of preferred stock into 2,325,241 shares of common stock resulting in a deemed dividend of $2,150,000.

During fiscal 1999, the Company repurchased 2,000 shares of Series A preferred stock with a carrying amount of $215,000 for $215,000. During fiscal 1999, the Company repurchased 1,600 shares of Series B preferred stock with a carrying amount of $1,478,000 for $1,800,000, resulting in a deemed dividend of $322,000.

During fiscal 2000, holders of Series C preferred stock converted 1,900 shares of preferred stock into 330,416 shares of common stock.

Common Stock

Each share of common stock incorporates a purchase right which entitles the shareholder to buy, under certain circumstances, one newly issued share of the Company's common stock at an exercise price per share of $75. The rights become exercisable if a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock under certain circumstances. In the event of certain merger or sale transactions, each right will then entitle the holder to acquire shares having a value of twice the right's exercise price. The Company may redeem the rights at $.01 per right prior to the earlier of the expiration of the rights on November 27, 2000 or at the time that 20% or more of the Company's common stock has been acquired by a person or group. Until the rights become exercisable, they have no dilutive effect on the earnings of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                              Years Ended January 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------
Numerator-
  Net income (loss) available to
    common shareholders, basic
    and diluted.........................    $2,263    ($2,690)   ($5,648)
                                         ---------- ---------- ----------
Denominator:
  Weighted average common shares
     outstanding........................    15,784     12,957     11,215
  Common shares outstanding subject
     to repurchase......................       (56)       (58)      (203)
                                         ---------- ---------- ----------
Shares used in computation, basic.......    15,728     12,899     11,012

Effect of dilutive securities:
  Common shares subject to repurchase...        56        --         --
  Stock options.........................     1,876        --         --
  Warrants..............................        44        --         --
                                         ---------- ---------- ----------
Shares used in computation, diluted.....    17,704     12,899     11,012
                                         ---------- ---------- ----------

Net income (loss) per share:
  Basic.................................     $0.14     ($0.21)    ($0.51)
                                         ========== ========== ==========

  Diluted...............................     $0.13     ($0.21)    ($0.51)
                                         ========== ========== ==========

The Company excluded certain potentially dilutive securities in fiscal 1999 and 1998 from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were antidilutive.

A summary of the excluded potential derivative securities as of the end of each fiscal year follows (in thousands):

                                              Years Ended January 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------
Common shares subject to repurchase.....        --         58        203
Stock options...........................        --      3,019      2,275
Stock warrants..........................        --        209         64
Convertible preferred stock.............        --          2         27

Stock Option Plan

The Company's 1994 stock option plan provides for the granting of options to purchase up to 4,400,000 shares of common stock at the fair market value on the date of grant. Of this amount, 1,000,000 shares were authorized for grant by the Board of Directors in fiscal 1997, 1998 and 2000. Generally, options granted under the 1994 plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2000 expire ten years from date of grant). The Company repriced 1,167,779 options to purchase common stock to $2.31, the market price on April 22, 1997. The repriced options are treated as canceled and regranted; however, they retain their original vesting terms.

Stock option activity and balances are summarized as follows:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, February 1, 1997 (441,362 exercisable
        at a weighted-average price of $4.17).........   1,592,379      $4.57

      Granted (weighted-average fair value of $1.37)
        (includes repricing of 1,167,779 options).....   2,235,779       2.38
      Canceled........................................  (1,441,776)      5.01
      Exercised.......................................    (111,554)      0.98
                                                        -----------
      Balances, January 31, 1998 (663,709 exercisable
        at a weighted-average price of $2.34).........   2,274,828       2.34

      Granted (weighted-average fair value of $1.32)..   1,124,000       2.07
      Canceled........................................    (303,709)      2.07
      Exercised.......................................     (65,224)      1.85
                                                        -----------
      Balances, January 31, 1999 (1,090,538
        exercisable at a weighted-average price
        of $2.36).....................................   3,029,895       2.25

      Granted (weighted-average fair value of $4.09)..     335,500       5.70
      Canceled........................................    (154,003)      2.40
      Exercised.......................................    (375,316)      2.23
                                                        -----------
      Balances, January 31, 2000......................   2,836,076      $2.65
                                                        =========== ==========

At January 31, 2000, options to purchase 904,322 shares were available for future grant.

                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------

                        Number                             Number
                      Outstanding  Weighted    Weighted  Exercisable  Weighted
                          at        Average    Average       at       Average
  Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices            2000        Life       Price       2000       Price
--------------------- ----------- ----------- ---------- ----------- ----------
       $0.088              6,572        2.88     $0.088       6,572     $0.088
       $1.0000           418,959        8.75      1.000      73,141      1.000
   $2.310 - $3.060     2,059,843        7.49      2.480   1,256,655      2.410
   $3.810 - $5.190        46,702        7.36      5.020      21,402      4.890
   $5.750 - $6.380       304,000        9.71      5.760       2,500      6.380
                      -----------                        -----------
   $0.088 - $6.380     2,836,076        7.90     $2.250   1,360,270     $2.365
                      ===========                        ===========

The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 2000 as such issuances have been at the fair value of the Company's common stock at the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: expected life, 19, 14 and 14 months following vesting; stock volatility, 97%, 91% and 89%; risk free interest rates, 5.5%, 5.7% and 5.6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards in fiscal 2000, 1999 and 1998 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) available to common shareholders would have been (in thousands, except per share amounts):

                                              Years Ended January 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------
  Net income (loss) available to
    common shareholders:
    As reported.........................    $2,263    ($2,690)   ($5,648)
                                         ========== ========== ==========

    Proforma............................    $1,279    ($3,993)   ($7,283)
                                         ========== ========== ==========

  Net income (loss) per share
    available to common shareholders:

    As reported:
      Basic.............................     $0.14     ($0.21)    ($0.51)
                                         ========== ========== ==========
      Diluted...........................     $0.13     ($0.21)    ($0.51)
                                         ========== ========== ==========

    Proforma:
      Basic.............................     $0.08     ($0.31)     $0.66
                                         ========== ========== ==========
      Diluted...........................     $0.07     ($0.31)    ($0.66)
                                         ========== ========== ==========

However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for fiscal 2000, 1999 and 1998 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Employee Stock Purchase Plan

The Company's 1986 Employee Stock Purchase Plan (1986 ESPP) provides for the sale of up to 300,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2000, 1999 and 1998, 43,254, 45,833 and 38,666 shares were purchased at an average price of $3.45, $2.50 and $3.35 per share, respectively. At January 31, 2000, 35,144 shares remain available for issuance under 1986 ESPP.

8. INCOME TAXES

As a result of net operating loss carryforwards and net losses in fiscal 2000 and 1999, respectively, the Company has recorded no material income tax provision for all years presented.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                               January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards.   $19,131   $20,913
        Reserves not currently deductible.................     1,480     1,204
        Capitalized R&D expenditures......................       465       334
        Other.............................................       100       111
                                                            --------- ---------
                                                              21,176    22,562
      Valuation allowance.................................   (21,176)  (22,562)
                                                            --------- ---------
      Net deferred taxes..................................    $  --     $  --
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

Net operating losses and tax credit carryforwards as of January 31, 2000 are as follows (in thousands):

                                           Amount
                                             (in          Expiration
                                          thousands)        Years
                                          ---------  --------------------
      Net operating losses, federal....    $46,638       2009 - 2018
      Net operating losses, state......     12,651       2000 - 2002
      Tax credits, federal.............      1,430       2006 - 2009
      Tax credits, state...............        200            -
      Net operating losses, foreign....      1,246            -

The effective tax rate of the Company's provision for (benefit from) income taxes differs from the federal statutory rate as follows (in thousands):

                                            2000       1999       1998
                                          ---------  ---------  ---------
                                                    (in thousands)
      Computed at 35%...................      $842      ($165)   ($2,053)
      State taxes, expiration of net
        operating loss carryforwards....      $226        --         --
      Valuation allowance...............    (1,386)       446      1,895
      Other.............................       378       (281)       158
      Refund of state taxes from
        prior years.....................       --        (321)       --
      Benefit of net operating loss
        carryback refund................       --         --        (824)
                                          ---------  ---------  ---------
      Total.............................       $60      ($321)     ($824)
                                          =========  =========  =========

9. COMMITMENTS AND LEASES

Leases - The Company's primary facilities are leased under a noncancelable lease which expires through September 2002. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows:

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2001.....................................      $322       $332
           2002.....................................       192        359
           2003.....................................        53        239
                                                     ---------- ----------
      Total minimum lease payments..................       567       $930
      Amount representing interest at a rates                   ==========
        of 7.84% to 9.42%...........................       (48)
                                                     ----------
      Present value of minimum lease payments.......       519
      Current portion...............................      (308)
                                                     ----------
      Long-term portion.............................      $211
                                                     ==========

Rent expense was $448,000, $235,000 and $266,000 for fiscal 2000, 1999 and 1998, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2000, 1999 and 1998, the Company recorded royalty expense of $732,000, $405,000 and $425,000, respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

10. MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of net sales in fiscal 2000 and 1999. During fiscal 2000, two international customers accounted for 26% and 13% of net sales, respectively. During fiscal 1999, one international customer accounted for 28% of net sales. During fiscal 1998, one international customer accounted for 39% of net sales.

11. SEGMENT AND GEOGRAPHICAL INFORMATION

As discussed in Note 1, the Company follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, the Company operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

For the years ended January 31, 2000, 1999 and 1998, the Company recorded sales from customers throughout the United States and Canada, Taiwan, Hong Kong, Singapore; Germany, Belgium, Denmark, Finland, The Netherlands, Norway, Sweden, The United Kingdom, France, Italy, Spain (collectively referred to as "Europe"); Japan, Korea, China, Thailand, New Zealand (collectively "Rest of Asia/New Zealand"). The following table summarizes total net sales and long-lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                            2000       1999       1998
                                          ---------  ---------  ---------
Total net sales:
  Taiwan...............................    $15,021    $18,674    $14,564
  United States........................     16,535     12,389     13,349
  Hong Kong............................      2,754      3,659      3,497
  Singapore............................      8,208      3,384        626
  Europe...............................      4,114      3,926      2,429
  Rest of Asia/New Zealand.............      3,396        989      2,146
  Canada...............................        296        519        371
                                          ---------  ---------  ---------
Total net sales*.......................    $50,324    $43,540    $36,982
                                          =========  =========  =========

Long-lived assets:
  United States........................     $1,218     $1,288     $1,208
  Hong Kong............................          4         23         33
  Europe...............................         21         --         --
                                          ---------  ---------  ---------
Total long-lived assets................     $1,243     $1,311     $1,241
                                          =========  =========  =========

* Net sales are attributed to countries based on invoicing location of customer.

12. CONTINGENCY (LITIGATION)

In February 1998, two punitive class action complaints were filed against the Company in the United States District Court, Northern District Court of California, Romine, et al. v. Sigma Designs, Inc., et al.,No. C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc., et al., No C-98-0582-MHP (N.D.Cal.). The federal court consolidated complaint alleges that Sigma Designs, Inc. and certain of its officers and former officers and/or directors, issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. The complaint does not specify the amount of damages sought by the plaintiffs. On October 8, 1999, the Company filed a motion to dismiss the consolidated complaint. In response to this motion, the plaintiffs agreed and filed a second amended complaint. On April 21, 2000, the Company filed a motion to dismiss the second amended complaint. The hearing on that motion is scheduled for June 26, 2000. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to conduct a vigorous defense.

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
                               Beginning                 Offs of      End of
       Classification           of Year     Additions  Accounts(1)     Year
----------------------------- ------------ ----------- ------------ -----------
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
  2000......................   $3,306,000    $274,000   $3,166,000    $414,000
  1999......................    3,332,000     395,000      421,000   3,306,000
  1998......................      892,000   2,600,000      160,000   3,332,000

Inventory reserves:
  Year ended January 31,
  2000......................   $1,943,000  $1,350,000      $78,000  $3,215,000
  1999......................    3,792,000     655,000    2,504,000   1,943,000
  1998......................    2,455,000   1,753,000      416,000   3,792,000

____________________

(1) Amount written off, net of recoveries.

INDEX TO EXHIBITS
EXHIBIT NUMBER	DESCRIPTION
2.1(7)	Agreement and Plan of Reorganization by and among the Registrant, Sigma Acquisition Corporation and Active Design Corp. dated as of April 23, 1996.
3.1(1)	Restated Articles of Incorporation, as amended.
3.2(8)	Certificate of Determination of Preferences of Series A Preferred Stock.
3.3(9)	Certificate of Determination of Preferences of Series B Preferred Stock.
3.4(10)	Certificate of Determination of Preferences of Series C Preferred Stock.
3.5(2)	Bylaws of Registrant, as amended.
4.1(10)	Form of Subscription Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.
4.2(10)	Form of Registration Rights Agreement by and between the Company and the purchasers of the Series C Preferred Stock and warrants.
4.3(10)	Form of Stock Purchase Warrant.
10.1(3)	Distribution Agreement dated September 10, 1985.
10.2(4)	Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.6	Sublease between the Registrant and Sun Microsystems, Inc.
10.7(5)	Registrant's 1994 Stock Plan and form of Stock Option Agreement.
10.8(6)	Registrant's 1994 Director Stock Option Plan and form of Director Option Agreement.
10.9(11)	Registrant's 1995 Business Loan Agreement with Silicon Valley Bank, as amended.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney (See page 22).
27	Financial Data Schedule.

(1) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

(2) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10- K for the fiscal year ended January 31, 1989.

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

(8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-33147) filed on August 7, 1997.

(9) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-47835) filed on March 12, 1998.

(10) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-48023) filed on April 30, 1999.

(11) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.