Form 10-Q
period 2000-04-30
SIGMA DESIGNS INC
filed 2000-06-13
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of May 31, 2000 there were 16,309,496 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - April 30, 2000 and January 31, 2000

Condensed Consolidated Statements of Operations - Three months ended April 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows - Three months ended April 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                        April 30,    January 31,
                                                          2000          2000*
                                                      ------------  ------------
                        Assets

Current assets:
  Cash and equivalents..............................       $5,277        $3,459
  Short-term investments............................        6,075         6,198
  Accounts receivable - net.........................       12,967        13,053
  Inventories.......................................        6,381         8,022
  Restricted cash...................................       12,000        12,000
  Prepaid expenses & other..........................          273           497
                                                      ------------  ------------
              Total current assets..................       42,973        43,229

Equipment, net......................................        1,108         1,243
Other assets........................................          143           279
                                                      ------------  ------------
Total assets........................................      $44,224       $44,751
                                                      ============  ============
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $12,041       $12,041
  Accounts payable..................................        1,697         2,277
  Accrued liabilities and other.....................        1,670         1,819
                                                      ------------  ------------
              Total current liabilities.............       15,408        16,137

Capital lease obligations...........................          142           211

Shareholders' equity:
  Common stock......................................       67,676        67,461
  Shareholder notes receivable......................          (11)          (11)
  Accumulated other comprehensive income............            9           142
  Accumulated deficit...............................      (39,000)      (39,189)
                                                      ------------  ------------
              Total shareholders' equity............       28,674        28,403
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $44,224       $44,751
                                                      ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                      Three Months Ended
                                           April 30,
                                     ---------------------
                                        2000       1999
                                     ---------- ----------
Net sales...........................   $10,401    $13,783

Costs and expenses:
   Cost of  sales...................     6,981      9,740
   Research and development.........     1,633      1,290
   Sales and marketing..............       968      1,300
   General and administrative.......       718        882
                                     ---------- ----------
      Total costs and expenses......    10,300     13,212
                                     ---------- ----------
Income from operations..............       101        571
Interest and other income
   (expense), net...................        92         (8)
                                     ---------- ----------
Income before income taxes..........       193        563
Provision for income taxes..........         4         23
                                     ---------- ----------
Income before dividend
   on preferred stock...............       189        540
Dividend on preferred stock.........       --         (28)
                                     ---------- ----------
Net income available
   to common shareholders...........      $189       $512
                                     ========== ==========

Net income per share - basic........     $0.01      $0.03
                                     ========== ==========
Shares used in computing per
   share amount.....................    16,208     15,509
                                     ========== ==========

Net income per share - diluted......     $0.01      $0.03
                                     ========== ==========
Shares used in computing per
   share amount.....................    18,162     17,488
                                     ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                     Three Months Ended
                                                         April 30,
                                                   ---------------------
                                                      2000       1999
                                                   ---------- ----------
Cash flows from operating activities:
  Net income......................................      $189       $540
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization.................       192        194
    Changes in assets and liabilities:
        Accounts receivable.......................        86      3,568
        Inventories...............................     1,641       (653)
        Prepaid expenses and other................       206        159
        Accounts payable..........................      (580)      (998)
        Accrued liabilities and other.............      (149)       527
                                                   ---------- ----------
Net cash provided by operating activities.........     1,585      3,337
                                                   ---------- ----------

Cash flows from investing activities:
  Fixed assets additions..........................       (57)      (327)
  Purchases of short-term investments.............    (8,333)    (3,561)
  Maturity of short-term investments..............     8,477      1,980
                                                   ---------- ----------
Net cash provided by (used for) investing
   activities.....................................        87     (1,908)
                                                   ---------- ----------

Cash flows from financing activities:
  Bank borrowings, net............................      --       (1,325)
  Proceeds from sales of common stock.............       215        167
  Repayment of capital lease obligations..........       (69)       (69)
                                                   ---------- ----------
Net cash provided by (used for) financing
   activities.....................................       146     (1,227)
                                                   ---------- ----------
Net increase in cash and equivalents..............     1,818        202
Cash and equivalents, beginning of period.........     3,459      2,946
                                                   ---------- ----------
Cash and equivalents, end of period...............    $5,277     $3,148
                                                   ========== ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest..........................      $200       $209
                                                   ========== ==========
  Cash paid for income taxes......................        $2         $2
                                                   ========== ==========
  Noncash investing and financing activities:
    Equipment acquired under capital leases.......     $ --         $83
                                                   ========== ==========
    Dividends on preferred stock..................     $ --         $28
                                                   ========== ==========
    Conversion of preferred stock into
      common stock................................     $ --        $406
                                                   ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 2000 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2000 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2000 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following (in thousands):

                                      April 30,   January 31,
                                        2000         2000
                                    -----------  -----------
Raw materials .....................     $3,467       $3,797
Work-in-process ...................      1,042        1,985
Finished goods ....................      1,872        2,240
                                    -----------  -----------
Inventories - net .................     $6,381       $8,022
                                    ===========  ===========

3. The Company had $12,000,000 outstanding as of April 30, 2000 under a $12,000,000 bank line of credit that expires in October 2000, bears interest at the U.S. Treasury Bill rate (5.6% at April 30, 2000) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of April 30, 2000 as restricted cash. The Company also had $41,000 outstanding at April 30, 2000 under a $6,000,000 bank line of credit that expires in October 2000. Outstanding borrowings bear interest at the bank's prime rate (9% at April 30, 2000) plus 0.75%, and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. In addition, the Company had $310,000 of standby letter of credit outstanding as of April 30, 2000 under the bank line of credit. The lines of credit contain certain covenants. As of April 30, 2000, the Company was in compliance with all covenants.

4. Basic EPS for the periods presented is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                      Three Months Ended
                                           April 30,
                                     ---------------------
                                        2000       1999
                                     ---------- ----------
Numerator:

Net income available
   to common shareholders...........      $189       $512
                                     ========== ==========

Denominator:
Weighted average shares
   outstanding......................    16,263     15,567
Common shares subject to
   repurchase.......................       (55)       (58)
                                     ---------- ----------
Shares used in computation, basic...    16,208     15,509
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        55         58
Stock options and warrants..........     1,899      1,921
                                     ---------- ----------
Shares used in computation, diluted.    18,162     17,488
                                     ========== ==========
Net income per share:
  Basic ............................     $0.01      $0.03
                                     ========== ==========

  Diluted ..........................     $0.01      $0.03
                                     ========== ==========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                      Three Months Ended
                                           April 30,
                                     ---------------------
                                        2000       1999
                                     ---------- ----------
Stock options.....................          --          3
Convertible preferred stock.......          --          1

5. The reconciliation of net income before dividends on preferred stock to comprehensive income is as follows (in thousands):

                                      Three Months Ended
                                           April 30,
                                     ---------------------
                                        2000       1999
                                     ---------- ----------
Net income before dividends
   on preferred stock...............      $189       $540
Other comprehensive income
   - net unrealized gain (loss) on
      short-term investments........       (11)         6
   - cumulative translation
      adjustment....................        21         --
                                     ---------- ----------
Total comprehensive income..........      $199       $546
                                     ========== ==========

6. The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

7. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". Statement No. 137 amended the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sigma Designs, Inc. reported a net income available to common shareholders of $189,000 (or $0.01 per share, basic and diluted) on net sales of $10,401,000 for the fiscal quarter ended April 30, 2000 compared to a net income available to common shareholders of $512,000 (or $0.03 per share, basic and diluted) on net sales of $13,783,000 for the same quarter in the prior year. Net sales for the first quarter of fiscal 2001 decreased 24.5% as compared to the same periods last year. The decrease was primarily attributable to a decline in OEM chip sales into the PC upgrade market due to the DVD-ROM drive shortage.

The following table sets forth the net sales in each product group (in thousands):

                                       Three Months Ended
                                            April 30,
                                      -------------------
                                        2000      1999
                                      --------- ---------
 Boards.............................    $4,991    $5,570
 Chipsets...........................     4,037     8,023
 Other..............................     1,373       190
                                      --------- ---------
Total sales - net...................   $10,401   $13,783
                                      ========= =========

MPEG chipset sales for the first quarter of fiscal 2001 decreased 50% to $4,037,000, and MPEG boards sales decreased 10% to $4,991,000 as compared to the corresponding period in the prior year. MPEG-based boards and chipsets represented 87% and 99% of net sales for the quarter ended April 30, 2000 and April 30, 1999, respectively. The board level product line is targeted at OEM customers in the PC-DVD market and system integrators addressing the computer-based training, kiosks, and corporate video-on-demand markets. The chipsets are targeted at manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The " Other" category includes DVD-ROM drives, development fees under agreements related to development for certain MPEG decoding chip customization totaling approximately $401,000 for the three months ended April 30, 2000, and set-top box products targeted at the emerging consumer internet information appliance market - a new market we entered in fiscal 2000.

The following table sets forth the net sales by market segment (in thousands):

                                       Three Months Ended
                                            April 30,
                                      -------------------
                                        2000      1999
                                      --------- ---------
 Internet/intranet video networking.    $1,776      $574
 PC-DVD upgrade.....................     3,870     4,996
 OEM chipsets.......................     4,037     8,006
 Other..............................       718       207
                                      --------- ---------
Total sales - net...................   $10,401   $13,783
                                      ========= =========

By market segment, MPEG chipsets, PC-DVD upgrade boards, and video networking products accounted for 39%, 37%, and 17% of total net sales, respectively, in the first quarter of fiscal 2001 as compared with 58%, 36%, and 4% of total net sales, respectively, in the same quarter last year.

The following table sets forth the net sales by geographic region (in thousands):

                                       Three Months Ended
                                            April 30,
                                      -------------------
                                        2000      1999
                                      --------- ---------
 North America......................    $4,935    $3,895
 Asia & ROW.........................     5,009     8,805
 Europe.............................       457     1,083
                                      --------- ---------
Total sales - net...................   $10,401   $13,783
                                      ========= =========

Our international sales represented 53% of net sales in the quarter ended April 30, 2000 as compared with 72% in the comparable quarter of the prior year. The decrease was primary due to a decline in OEM chip sales to Asia, and PC upgrade kit sales to Europe as a result of the shortage of DVD-ROM drive and it may continue in the near future. Revenues generated from international sales were concentrated in three Asian countries: Taiwan, Singapore and Hong Kong which accounted for 19%, 15% and 10% of net sales for the quarter ended April 30, 2000, as compared with 27%, 28% and 4% in the same quarter last year. Sales to two U.S customers accounted for approximately 16% and 11% of net sales, respectively and one international customer accounted for approximately 12% of net sales during the first quarter of fiscal 2001. Our customers in U.S. and Hong Kong are primary board distributors. Our customers in Taiwan are primary computer board manufacturers, while our customer in Singapore is a global OEM customer building interactive multimedia products to sell in worldwide markets.

Our gross margin as a percentage of net sales for the quarter ended April 30, 2000 was 33% as compared to 29% during the same quarter last year. The increase in gross margin was primarily attributable to the increased sales of Internet/Intranet video networking products which have a higher gross margin, and revenue from development agreements.

Sales and marketing expense decreased by $332,000 (26%) during the first quarter of fiscal 2001 as compared to the same periods in fiscal 2000. The decrease was largely due to expenses related to the business development group, and expenses associated with the reduction of sales for the quarter ended April 30, 2000. Overall research and development expenses increased by $343,000 (27%) as compared to the same period in fiscal 2000. The increase in R&D spending was largely due to the R & D center established in France during the fourth quarter of fiscal 2000, and contractors to support the development of the Company's MPEG-2 decoding chipset and board products. As a result of the continued efforts in the development of our proprietary DVD/MPEG-2 based products, R & D expenses may increase quarter-over-quarter. Overall general and administrative expenses decreased $164,000 (19%) during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was largely due to the non-recurring expenses of relocating the Company's headquarters during the quarter ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and short-term investments (including restricted cash) of $23.4 million at April 30, 2000, as compared with $21.7 million at January 31, 2000. The increase of $1.7 million in cash and short-term investments during the three months of fiscal 2001 was primarily generated from operating activities, as inventories decreased by $1.6 million during such period. Cash provided by investing activities and financing activities for the three months ended April 30, 2000 was $87,000 and $138,000, respectively. The primary investing activities during the three months ended April 30, 2000 included addition of fixed assets, and the primary financing activities were proceeds from exercise of stock options.

The primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. We believes that our current cash and short-term investments combined with the availability of funds under its existing cash and asset-based banking arrangements will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. However, we may have to raise additional capital through either public or private offerings of its common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital will be available to us. The estimate of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; shifts in demand for the technology embodied in our products generally and our products in particular and/or those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semi-conductor chips or other materials, for example, our source of supply for silicon wafers was, and may continue in the near future to be affected by earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on our future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of our common stock. Additionally, we may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of our common stock. Furthermore, we operate in a highly dynamic industry, which often results in volatility of our common stock price.

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

Interest Rate Sensitivity. At April 30, 2000, the Company held $6.1 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2000, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At April 30, 2000, the Company had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and $41,000 outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company's net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French Franc are the financial currency in the Company's subsidiaries in Hong Kong and France. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, the Company does maintain cash balances denominated in the Hong Kong and France Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent form the exchange rate at April 30, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended April 30, 2000.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Dated: June 13, 2000

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John J. Beck III

John J. Beck III
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kit Tsui

Kit Tsui
Director of Finance, Chief Accounting Officer and Secretary (Principal Accounting Officer)