Form 10-Q
period 2000-07-31
SIGMA DESIGNS INC
filed 2000-09-12
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of August 31, 2000 there were 16,332,984 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                         July 31,    January 31,
                                                          2000          2000*
                                                      ------------  ------------
                        Assets

Current assets:
  Cash and equivalents..............................       $5,016        $3,459
  Short-term investments............................        6,676         6,198
  Accounts receivable - net.........................       13,371        13,053
  Inventories.......................................        7,085         8,022
  Restricted cash...................................       12,000        12,000
  Prepaid expenses & other..........................          238           497
                                                      ------------  ------------
              Total current assets..................       44,386        43,229

Equipment, net......................................          984         1,243
Other assets........................................          102           279
                                                      ------------  ------------
Total assets........................................      $45,472       $44,751
                                                      ============  ============
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................      $12,041       $12,041
  Accounts payable..................................        1,994         2,277
  Accrued liabilities and other.....................        2,117         1,819
                                                      ------------  ------------
              Total current liabilities.............       16,152        16,137

Capital lease obligations...........................           88           211

Shareholders' equity:
  Common stock......................................       67,768        67,461
  Shareholder notes receivable......................          (11)          (11)
  Accumulated other comprehensive income............           (7)          142
  Accumulated deficit...............................      (38,518)      (39,189)
                                                      ------------  ------------
              Total shareholders' equity............       29,232        28,403
                                                      ------------  ------------
Total liabilities and shareholders' equity..........      $45,472       $44,751
                                                      ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                      Three Months Ended       Six Months Ended
                                            July 31,               July 31,
                                     ---------------------  ---------------------
                                        2000       1999        2000       1999
                                     ---------- ----------  ---------- ----------
Net sales...........................   $10,663    $14,134     $21,064    $27,917

Costs and expenses:
   Cost of  sales...................     6,445      9,932      13,426     19,672
   Research and development.........     1,932      1,665       3,565      2,955
   Sales and marketing..............     1,162      1,114       2,130      2,414
   General and administrative.......       705        732       1,423      1,614
                                     ---------- ----------  ---------- ----------
      Total costs and expenses......    10,244     13,443      20,544     26,655
                                     ---------- ----------  ---------- ----------
Income from operations..............       419        691         520      1,262
Interest and other income
   (expense), net...................        84         40         176         32
                                     ---------- ----------  ---------- ----------
Income before income taxes..........       503        731         696      1,294
Provision for income taxes..........        21         30          25         53
                                     ---------- ----------  ---------- ----------
Income before dividend
   on preferred stock...............       482        701         671      1,241
Dividend on preferred stock.........       --          28         --          56
                                     ---------- ----------  ---------- ----------
Net income available
   to common shareholders...........      $482       $673        $671     $1,185
                                     ========== ==========  ========== ==========

Net income per share - basic........     $0.03      $0.04       $0.04      $0.08
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    16,259     15,632      16,233     15,570
                                     ========== ==========  ========== ==========

Net income per share - diluted......     $0.03      $0.04       $0.04      $0.07
                                     ========== ==========  ========== ==========
Shares used in computing per
   share amount.....................    17,670     17,530      17,916     17,508
                                     ========== ==========  ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      Six Months Ended
                                                          July 31,
                                                   ---------------------
                                                      2000       1999
                                                   ---------- ----------
Cash flows from operating activities:
  Net income......................................      $671     $1,241
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization.................       381        378
    Changes in assets and liabilities:
        Accounts receivable.......................      (318)        82
        Inventories...............................       937      3,308
        Prepaid expenses and other................       256        407
        Accounts payable..........................      (283)    (1,622)
        Accrued liabilities and other.............       315        417
                                                   ---------- ----------
Net cash provided by operating activities.........     1,959      4,211
                                                   ---------- ----------

Cash flows from investing activities:
  Fixed assets additions..........................      (122)      (427)
  Purchases of short-term investments.............   (20,507)   (21,536)
  Maturity of short-term investments..............    20,060     19,644
  Other assets....................................      --          (23)
                                                   ---------- ----------
Net cash used for investing activities............      (569)    (2,342)
                                                   ---------- ----------

Cash flows from financing activities:
  Bank borrowings, net............................      --       (1,275)
  Proceeds from sales of common stock.............       307        486
  Repayment of capital lease obligations..........      (140)      (130)
                                                   ---------- ----------
Net cash provided by (used for) financing
   activities.....................................       167       (919)
                                                   ---------- ----------
Net increase in cash and equivalents..............     1,557        950
Cash and equivalents, beginning of period.........     3,459      2,946
                                                   ---------- ----------
Cash and equivalents, end of period...............    $5,016     $3,896
                                                   ========== ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest..........................      $429       $384
                                                   ========== ==========
  Cash paid for income taxes......................        $2        $71
                                                   ========== ==========
  Noncash investing and financing activities:
    Equipment acquired under capital leases.......     $ --         $83
                                                   ========== ==========
    Dividends on preferred stock..................     $ --         $56
                                                   ========== ==========
    Conversion of preferred stock into
      common stock................................     $ --        $406
                                                   ========== ==========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 2000 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 2000 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2000 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Inventories consisted of the following (in thousands):

                                       July 31,   January 31,
                                        2000         2000
                                    -----------  -----------
Raw materials .....................     $4,479       $3,797
Work-in-process ...................      1,627        1,985
Finished goods ....................        979        2,240
                                    -----------  -----------
Inventories - net .................     $7,085       $8,022
                                    ===========  ===========

3. The Company had $12,000,000 outstanding as of July 31, 2000 under a $12,000,000 bank line of credit that expires in October 2000, bears interest at the U.S. Treasury Bill rate (5.79% at July 31, 2000) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of July 31, 2000 as restricted cash. The Company also had $41,000 outstanding at July 31, 2000 under a $6,000,000 bank line of credit that expires in October 2000. Outstanding borrowings bear interest at the bank's prime rate (9.5% at July 31, 2000) plus 0.75%, and are collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. In addition, the Company had $810,000 of standby letter of credit outstanding as of July 31, 2000 under the bank line of credit. The lines of credit contain certain covenants. As of July 31, 2000, the Company was in compliance with all covenants.

4. Basic EPS for the periods presented is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                      Three Months Ended       Six Months Ended
                                            July 31,               July 31,
                                     ---------------------  ---------------------
                                        2000       1999        2000       1999
                                     ---------- ----------  ---------- ----------
Numerator:

Net income available
   to common shareholders...........      $482       $673        $671     $1,185
                                     ========== ==========  ========== ==========

Denominator:
Weighted average common shares
   outstanding......................    16,314     15,687      16,288     15,626
Common shares subject to
   repurchase.......................       (55)       (55)        (55)       (56)
                                     ---------- ----------  ---------- ----------
Shares used in computation, basic...    16,259     15,632      16,233     15,570
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        55         55          55         56
Stock options and warrants..........     1,356      1,843       1,628      1,882
                                     ---------- ----------  ---------- ----------
Shares used in computation, diluted.    17,670     17,530      17,916     17,508
                                     ========== ==========  ========== ==========
Net income per share:
  Basic ............................     $0.03      $0.04       $0.04      $0.08
                                     ========== ==========  ========== ==========

  Diluted ..........................     $0.03      $0.04       $0.04      $0.07
                                     ========== ==========  ========== ==========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal period follows (in thousands):

                                      Three Months Ended       Six Months Ended
                                            July 31,               July 31,
                                     ---------------------  ---------------------
                                        2000       1999        2000       1999
                                     ---------- ----------  ---------- ----------
Stock options.....................         298         10         298         10
Stock warrants....................         164         --         164         --
Convertible preferred stock.......          --          1          --          1

5. The reconciliation of net income before dividends on preferred stock to comprehensive income is as follows (in thousands):

                                      Three Months Ended       Six Months Ended
                                            July 31,               July 31,
                                     ---------------------  ---------------------
                                        2000       1999        2000       1999
                                     ---------- ----------  ---------- ----------
Net income before dividends
   on preferred stock...............      $482       $701        $671     $1,241
Other comprehensive income
   - net unrealized gain (loss) on
      short-term investments........        16        (19)       (149)       (13)
   - cumulative translation
      adjustment....................        (1)        --          20         --
                                     ---------- ----------  ---------- ----------
Total comprehensive income..........      $497       $682        $542     $1,228
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

8. In February 1998, two putative class action complaints were filed against the Company in the United States District Court, Northern District of California, Romine et al. v. Sigma Designs, Inc., et al., No C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc. et al., No. C-98-0582-MHP (N.D.Cal.). The federal court consolidated complaint alleged that Sigma Designs, Inc. and certain of its current and former officers and/or directors issued false or misleading statements regarding the Company's business prospects during the period October 24, 1995 through February 13, 1997. On July 10, 2000, the court entered judgment in favor of the Company, which became final on July 27, 2000 when the plaintiffs determined not to appeal.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We reported net income available to common shareholders of $482,000 (or $0.03 per share, basic and diluted) on net sales of $10,663,000 for the fiscal quarter ended July 31, 2000 compared to net income available to common shareholders of $673,000 (or $0.04 per share, basic and diluted) on net sales of $14,134,000 for the same quarter in the prior year. Net sales for the second quarter of fiscal 2001 decreased 25% as compared to the same period last year. The decrease was primarily attributable to a decline in PC-DVD board sales into the PC upgrade market due to the continued DVD-ROM drive shortage.

The following table sets forth the net sales in each product group (in thousands):

                                       Three Months Ended     Six Months Ended
                                             July 31,             July 31,
                                      -------------------  -------------------
                                        2000      1999       2000      1999
                                      --------- ---------  --------- ---------
 Boards.............................    $5,516    $7,644    $10,507   $13,214
 Chipsets...........................     4,475     6,405      8,512    14,428
 Other..............................       672        85      2,045       275
                                      --------- ---------  --------- ---------
Total sales - net...................   $10,663   $14,134    $21,064   $27,917
                                      ========= =========  ========= =========

MPEG chipset sales for the second quarter and first half of fiscal 2001 decreased 30% to $4,475,000, and 41% to $8,512,000, respectively as compared to the same periods last year. MPEG boards sales for the second quarter and first half of fiscal 2001decreased 28% to $5,516,000, and 20% to $10,507,000, respectively as compared to the corresponding periods in the prior year. MPEG-based boards and chipsets represented 94% and 99% of net sales for the quarter ended July 31, 2000 and July 31, 1999, respectively. For the six months ended July 31, 2000, and July 31, 1999, MPEG-based boards and chipsets represented 90% and 99% of net sales respectively. The decrease of boards and chipsets sales was largely attributable to the sales into the PC upgrade market due to the DVD-ROM drive shortage. The board level product line is targeted at OEM customers in the PC-DVD market and system integrators addressing the computer-based training, kiosks, and corporate video-on-demand markets. The chipsets are targeted at manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The Other sales category includes development fees under agreements related to development for certain MPEG decoding chip customization totaling approximately $576,000 for the second quarter of fiscal 2001 and $977,000 for the six months ended July 31, 2000, and set-top box products targeted at the emerging consumer internet information appliance market - a market we entered in fiscal 2000.

The following table sets forth the net sales by market segment (in thousands):

                                       Three Months Ended     Six Months Ended
                                             July 31,             July 31,
                                      -------------------  -------------------
                                        2000      1999       2000      1999
                                      --------- ---------  --------- ---------
 Internet/intranet video networking.    $4,691    $3,534     $6,467    $4,108
 PC-DVD upgrade.....................       877     4,110      4,747     9,106
 OEM chipsets.......................     4,475     6,405      8,512    14,411
 Other..............................       620        85      1,338       292
                                      --------- ---------  --------- ---------
Total sales - net...................   $10,663   $14,134    $21,064   $27,917
                                      ========= =========  ========= =========

By market segment, MPEG chipsets, PC-DVD upgrade boards, and video networking products accounted for 42%, 8%, and 44% of total net sales, respectively, in the second quarter of fiscal 2001 as compared with 45%, 29%, and 25% of total net sales, respectively, in the same quarter last year. For the six months ended July 31, 2000, MPEG chipsets, PC-DVD upgrade boards, and video networking accounted for 40%, 23% and 31% of total net sales, respectively as compared with 52%, 32% and 15% in the same period of last year. The decrease of PC-DVD upgrade and OEM chipsets sales was primarily due to the DVD-ROM drive shortage. The increase of Internet/intranet video networking sales was primarily due to the increased sales into corporate streaming video markets.

The following table sets forth the net sales by geographic region (in thousands):

                                       Three Months Ended     Six Months Ended
                                             July 31,             July 31,
                                      -------------------  -------------------
                                        2000      1999       2000      1999
                                      --------- ---------  --------- ---------
 North America......................    $5,233    $4,456    $10,168    $8,351
 Asia & ROW.........................     5,133     7,759     10,142    16,565
 Europe.............................       297     1,918        754     3,001
                                      --------- ---------  --------- ---------
Total sales - net...................   $10,663   $14,133    $21,064   $27,917
                                      ========= =========  ========= =========

Our international sales represented 51% and 52% of net sales for the quarter and six months ended July 31, 2000, respectively as compared with 68% and 70% in the comparable periods of the prior year. The decrease was primary due to a decline in OEM chip sales to Asia, and PC upgrade kit sales to Europe as a result of the shortage of DVD-ROM drives and it may continue in the near future. Revenues generated from international sales were concentrated in three Asian countries: Taiwan, Singapore and Hong Kong which accounted for 15%, 22% and 6% of net sales for the quarter ended July 31, 2000, as compared with 20%, 18% and 4% in the same quarter last year. Sales to two U.S. customers and two international customers accounted for approximately 44% and 35% of net sales, respectively during the second quarter of fiscal 2001 as compared with 13% and 32% in the comparable quarter of the prior year. Sales to two U.S. customers and two international customers accounted for approximately 32% and 28% of net sales, respectively during the six months ended July 31, 2000 as compared with 11% and 42% in the same period last year. Our customers in U.S. and Hong Kong are primary board distributors. Our customers in Taiwan are primary computer board manufacturers, while our customer in Singapore is a global OEM building interactive multimedia products to sell in worldwide markets.

Our gross margin as a percentage of net sales for the quarter ended July 31, 2000 was 40% as compared to 30% during the same quarter last year. For the six months ended July 31, 2000, gross margin was 36% as compared to 30% during the same period of last year. The increase in gross margin was primarily attributable to the increased sales of Internet/Intranet video networking products which have a higher gross margin, and revenue from development agreements.

Overall Sales and marketing expense increased by $48,000 (4%) and decreased $284,000 (12%) during the second quarter and first half of fiscal 2001 as compared to the same periods last year. These changes were the result of a combination of reduction of expenses related to the business development group, and additional expenses associated with sales support. Research and development expenses increased by $267,000 (16%) and $610,000 (21%) during the second quarter and the first half of fiscal 2001 as compared to the same periods in fiscal 2000. The increase in research and development spending was largely due to the research and development center established in France during the fourth quarter of fiscal 2000, and additional engineering staff at the headquarters. As a result of the continued efforts in the development of our proprietary DVD/MPEG-2 based products, research and development expenses may increase quarter-over-quarter. Overall general and administrative expenses decreased $27,000 (4%) during the second quarter and $191,000 (12%) during the first half of fiscal 2001 as compared to the same periods in fiscal 2000. The decrease was largely due to the reduction of legal expenses in general and non-recurring expenses of relocating our headquarters during the quarter ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and short-term investments (including restricted cash) of $23.7 million at July 31, 2000, as compared with $21.7 million at January 31, 2000. The increase of $2 million in cash and short-term investments during the six months of fiscal 2001 was primarily generated from operating activities, as inventories decreased by $0.9 million during such period. Cash used for investing activities and provided by financing activities for the six months ended July 31, 2000 was $569,000 and $167,000, respectively. The primary investing activities during the six months ended July 31, 2000 included purchases of short-term securities, and the primary financing activities were proceeds from exercise of stock options.

The primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. We believe that our current cash and short-term investments combined with the availability of funds under our existing cash and asset-based banking arrangements will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. However, we may have to raise additional capital through either public or private offerings of its common or preferred stock or from additional bank financing prior to that time. We can make no assurances that such capital will be available to us if at all, or that if available, financing will be obtainable on terms favorable to us and will not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related technology. The estimate of how long our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; market acceptance of other parties' products which contain our products or technology; shifts in demand for the technology embodied in our products generally and our products in particular and/or those of our competitors; delays in the release of our new products or other parties' new products containing our products or technology; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semi-conductor chips or other materials, for example, our source of supply for silicon wafers was, and may continue in the near future to be affected by earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on our future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Sensitivity. At July 31, 2000, the Company held $6.7 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2000, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At July 31, 2000, the Company had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and $41,000 outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company's net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French Franc are the financial currency in the Company's subsidiaries in Hong Kong and France. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, the Company does maintain cash balances denominated in the Hong Kong and France Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent form the exchange rate at July 31, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1998, two class action complaints were filed against the Company in the United States District Court, Northern District of California, Romine et al. v. Sigma Designs, Inc., et al., No C-98-0537-TEC (N.D.Cal.) and Shah, et al. v. Sigma Designs, Inc. et al., No. C-98-0582-MHP (N.D.Cal.). The federal court consolidated complaint alleged that we and certain of our current and former officers and directors issued false or misleading statements regarding our business prospects during the period October 24, 1995 through February 13, 1997. On July 10, 2000, the court entered judgment in our favor, which became final on July 27, 2000 when the plaintiffs determined not to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On or about May 12, 2000, we distributed our Definitive Proxy Statement and Proxy to each of our stockholders of record as of April 12, 2000, for our Annual Meeting of Stockholders held June 9, 2000. At our Annual Meeting, our Stockholders were asked to consider two proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and three of whom were then serving as our directors, and one of whom was newly nominated for election. The nominees of our Board, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran William J. Almont William Wang Julien Nguyen	15,355,385 15,388,274 15,387,940 15,363,715	407,664 374,775 375,109 399,334	0 0 0 0	0 0 0 0

The second and final proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2001. The results were as follows:

For: Against: Abstentions: Broker Non-Votes:	15,603,154 141,419 18,476 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2000.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Dated: September 12, 2000

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John J. Beck III

John J. Beck III
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kit Tsui

Kit Tsui
Director of Finance, Chief Accounting Officer and Secretary (Principal Accounting Officer)