Form 10-Q
period 2000-10-31
SIGMA DESIGNS INC
filed 2000-12-12
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of November 30, 2000 there were 16,296,150 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        October 31,   January 31,
                                                           2000          2000
                                                       -----------   -----------
                                                       (Unaudited)
                        Assets

Current assets:
  Cash and equivalents..............................  $     5,878   $     3,459
  Short-term investments............................        7,216         6,198
  Accounts receivable - net.........................        9,089        13,053
  Inventories.......................................        8,943         8,022
  Restricted cash...................................       12,000        12,000
  Prepaid expenses & other..........................          202           497
                                                       -----------   -----------
              Total current assets..................       43,328        43,229

Equipment, net......................................        1,500         1,243
Other assets........................................          109           279
                                                       -----------   -----------
Total assets........................................  $    44,937   $    44,751
                                                       ===========   ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................  $    12,000   $    12,041
  Accounts payable..................................        2,553         2,277
  Accrued liabilities and other.....................        1,723         1,819
                                                       -----------   -----------
              Total current liabilities.............       16,276        16,137

Capital lease obligations...........................           86           211

Shareholders' equity:
  Common stock......................................       67,777        67,461
  Shareholder notes receivable......................          (11)          (11)
  Accumulated other comprehensive income............           (8)          142
  Accumulated deficit...............................      (39,183)      (39,189)
                                                       -----------   -----------
              Total shareholders' equity............       28,575        28,403
                                                       -----------   -----------
Total liabilities and shareholders' equity..........  $    44,937   $    44,751
                                                       ===========   ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                       Three months ended     Nine months ended
                                           October 31,           October 31,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
Net sales........................... $   5,479  $  11,283  $  26,544  $  39,200

Costs and expenses:
   Cost of  sales...................     3,190      7,426     16,617     27,098
   Research and development.........     1,799      1,732      5,364      4,687
   Sales and marketing..............       890      1,032      3,020      3,446
   General and administrative.......       395        664      1,818      2,278
                                      ---------  ---------  ---------  ---------
      Total costs and expenses......     6,274     10,854     26,819     37,509
                                      ---------  ---------  ---------  ---------
Income (loss) from operations.......      (795)       429       (275)     1,691
Interest and other income
   (expense), net...................       107         61        282         93
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes...      (688)       490          7      1,784
Provision (benefit) for income
   taxes............................       (23)        20          1         73
                                      ---------  ---------  ---------  ---------
Income (loss) before dividend
   on preferred stock...............      (665)       470          6      1,711
Dividend on preferred stock.........        --        (19)        --        (75)
                                      ---------  ---------  ---------  ---------
Net income (loss) available
   to common shareholders........... $    (665) $     451  $       6  $   1,636
                                      =========  =========  =========  =========

Net income (loss) per share - basic. $   (0.04) $    0.03  $    0.00  $    0.10
                                      =========  =========  =========  =========
Shares used in computing per
   share amount.....................    16,279     15,796     16,248     15,645
                                      =========  =========  =========  =========

Net income (loss) per share -
   diluted.......................... $   (0.04) $    0.03  $    0.00  $    0.09
                                      =========  =========  =========  =========
Shares used in computing per
   share amount.....................    16,279     17,614     17,758     17,544
                                      =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      Nine months ended
                                                        October 31,
                                                    --------------------
                                                       2000       1999
                                                    ---------  ---------
Cash flows from operating activities:
  Net income...................................... $       6  $   1,711
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization.................       565        569
    Changes in assets and liabilities:
        Accounts receivable.......................     3,964       (676)
        Inventories...............................      (921)     3,794
        Prepaid expenses and other................       280        404
        Accounts payable..........................       276       (929)
        Accrued liabilities and other.............        (9)       311
                                                    ---------  ---------
Net cash provided by operating activities.........     4,161      5,184
                                                    ---------  ---------

Cash flows from investing activities:
  Fixed assets additions..........................      (822)      (438)
  Purchases of short-term investments.............   (29,510)   (26,538)
  Maturity of short-term investments..............    28,527     22,133
  Other assets....................................       --         (15)
                                                    ---------  ---------
Net cash used for investing activities............    (1,805)    (4,858)
                                                    ---------  ---------

Cash flows from financing activities:
  Bank borrowings, net............................       (41)    (1,375)
  Proceeds from sales of common stock.............       316        538
  Repayment of capital lease obligations..........      (212)      (191)
                                                    ---------  ---------
Net cash provided by (used for) financing
   activities.....................................        63     (1,028)
                                                    ---------  ---------
Net increase (decrease) in cash and equivalents...     2,419       (702)
Cash and equivalents, beginning of period.........     3,459      2,946
                                                    ---------  ---------
Cash and equivalents, end of period............... $   5,878  $   2,244
                                                    =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $     664  $     575
                                                    =========  =========
  Cash paid for income taxes...................... $       2  $      71
                                                    =========  =========
  Noncash investing and financing activities:
    Equipment acquired under capital leases....... $      --  $     254
                                                    =========  =========
    Dividends on preferred stock.................. $      --  $      75
                                                    =========  =========
    Conversion of preferred stock into
      common stock................................ $      --  $     813
                                                    =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 2000 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and nine months ended October 31, 2000 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2000 and notes thereto included in the Form 10-K Annual Report previously filed with the Commission.

2. Sales to OEMs, distributors and end users are generally recognized upon shipment to customers. Allowances for sales returns, price protection and warranty costs are recorded at the time of sales are recognized. During the third quarter of fiscal 2001, the Company accepted significant returns from its primary United States distributor, although it was not legally obligated to do so, as a result of this change in business practice, the Company determined it can not reasonably estimate future sales returns from this United States distributor and, therefore effective in the third quarter of fiscal 2001, sales to the distributor are being deferred until resale by the distributor to the end users.

3. Inventories consisted of the following (in thousands):

                                     October 31,  January 31,
                                        2000         2000
                                    -----------  -----------
Raw materials .....................     $5,269       $3,797
Work-in-process ...................      2,290        1,985
Finished goods ....................      1,384        2,240
                                    -----------  -----------
Inventories - net .................     $8,943       $8,022
                                    ===========  ===========

4. The Company had $12,000,000 outstanding as of October 31, 2000 under a $12,000,000 bank line of credit that expires in October 2001, bears interest at the U.S. Treasury Bill rate (5.9% at October 31, 2000) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of October 31, 2000 as restricted cash. The Company also had $810,000 of standby letter of credit outstanding as of October 31, 2000 under a $6,000,000 bank line of credit that expires in October 2001. Outstanding borrowings bear interest at the bank's prime rate (7.95% at October 31, 2000) plus 0.75%, and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. The lines of credit contain certain covenants. For the quarter ended October 31, 2000, the Company was not in compliance with the quarterly net profit covenants and subsequently received a waiver for the covenants.

5. Basic EPS for the periods presented is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented in which the Company has net income available to common shareholders is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                       Three months ended     Nine months ended
                                           October 31,           October 31,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
Numerator:

Net income (loss) available
   to common shareholders........... $    (665) $     451  $       6  $   1,636
                                      =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding......................    16,334     15,851     16,303     15,701
Common shares subject to
   repurchase.......................       (55)       (55)       (55)       (56)
                                      ---------  ---------  ---------  ---------
Shares used in computation, basic...    16,279     15,796     16,248     15,645
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        --         55         55         56
Stock options and warrants..........        --      1,763      1,455      1,843
                                      ---------  ---------  ---------  ---------
Shares used in computation, diluted.    16,279     17,614     17,758     17,544
                                      =========  =========  =========  =========
Net income per share:
  Basic ............................ $   (0.04) $    0.03  $    0.00  $    0.10
                                      =========  =========  =========  =========

  Diluted .......................... $   (0.04) $    0.03  $    0.00  $    0.09
                                      =========  =========  =========  =========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal period follows (in thousands):

                                       Three months ended     Nine months ended
                                           October 31,           October 31,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
Common shares subject to
   repurchase.....................          55         --        --          --
Stock options.....................       3,456         10        272         10
Stock warrants....................         164         --        164         --
Convertible preferred stock.......          --          1         --          1

6. The reconciliation of net income (loss) before dividends on preferred stock to comprehensive income is as follows (in thousands):

                                       Three months ended     Nine months ended
                                           October 31,           October 31,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
Net income (loss) before dividends
   on preferred stock............... $    (665) $     470  $       6  $   1,711
Other comprehensive income (loss)
   - net unrealized gain (loss) on
      short-term investments........        (1)        12       (171)        (1)
   - cumulative translation
      adjustment....................        --         --         21         --
                                      ---------  ---------  ---------  ---------
Total comprehensive income (loss)... $    (666) $     482  $    (144) $   1,710
                                      =========  =========  =========  =========

7. The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

8. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". Statement No. 137 amended the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We reported a net loss of $665,000, or $0.04 per share (basic and diluted), on net sales of $5,479,000 for the fiscal quarter ended October 31, 2000 compared to net income available to common shareholders of $451,000, or $0.03 per share (basic and diluted), on net sales of $11,283,000 for the same quarter in the prior year. Net sales for the third quarter of fiscal 2001 decreased 51% as compared to the same period last year. The decrease was attributable to inventory adjustments from our primary distributor due to a delay in a large deployment that had a one-time effect on streaming video sales, a decline in demand for chipsets into PC-DVD applications, and normal fluctuations in streaming video due to the project nature of the business.

The following table sets forth the net sales in each product group (in thousands):

                                        Three months ended    Nine months ended
                                            October 31,          October 31,
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  --------
 Boards.............................  $  1,072  $  4,194   $ 11,579  $ 17,408
 Chipsets...........................     3,593     6,514     12,105    20,943
 Other..............................       814       575      2,860       849
                                       --------  --------   --------  --------
Total sales - net...................  $  5,479  $ 11,283   $ 26,544  $ 39,200
                                       ========  ========   ========  ========

MPEG chipset sales for the third quarter and nine months of fiscal 2001 decreased 45% to $3,593,000, and 42% to $12,105,000, respectively as compared to the same periods last year. MPEG boards sales for the third quarter and nine months of fiscal 2001 decreased 74% to $1,072,000, and 33% to $11,579,000, respectively as compared to the corresponding periods in the prior year. MPEG-based boards and chipsets represented 85% and 95% of net sales for the quarter ended October 31, 2000 and October 31, 1999, respectively. For the nine months ended October 31, 2000, and October 31, 1999, MPEG-based boards and chipsets represented 89% and 98% of net sales respectively. The decrease in boards and chipsets sales were largely attributable to one major customer delaying deployment on streaming video sales. The remaining shortfall is attributed to a decline in demand for chipsets into PC-DVD applications and quarterly fluctuations in streaming video due to the project nature of the business. We expect the PC-DVD business to continue to decline in general, although it is difficult to estimate the rate of decline from quarter to quarter. We also expect the streaming video business to remain project oriented and continue to fluctuate from quarter to quarter. The Other sales category includes development fees under agreements related to development for certain MPEG decoding chip customization totaling approximately $814,000 for the third quarter of fiscal 2001 and $1,802,000 for the nine months ended October 31, 2000, and set-top box products targeted at the emerging consumer internet information appliance market - a market we entered in fiscal 2000.

The following table sets forth the net sales by market segment (in thousands):

                                        Three months ended    Nine months ended
                                            October 31,          October 31,
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  --------
 OEM chipsets.......................  $  3,593  $  6,514   $ 12,105  $ 20,943
 PC-DVD upgrade.....................       814     3,560      5,562    12,667
 Internet/intranet video networking.        69     1,097      6,536     5,205
 Other..............................     1,003       112      2,341       385
                                       --------  --------   --------  --------
Total sales - net...................  $  5,479  $ 11,283   $ 26,544  $ 39,200
                                       ========  ========   ========  ========

By market segment, OEM chipsets, PC-DVD upgrade, and video networking products accounted for 66%, 15%, and 1% of total net sales, respectively, in the third quarter of fiscal 2001 as compared with 58%, 32%, and 9% of total net sales, respectively, in the same quarter last year. For the nine months ended October 31, 2000, OEM chipsets, PC-DVD upgrade, and video networking products accounted for 46%, 21% and 25% of total net sales, respectively as compared with 53%, 32% and 13% in the same period of last year. The decrease of PC-DVD upgrade and OEM chipsets sales was due to a decline in demand in the PC-DVD business. We expect the PC-DVD business to continue to decline in general, although it is difficult to estimate the rate of decline from quarter to quarter. The decrease of video networking products in the third quarter ended October 31, 2000 was due to inventory adjustments from one major customer due to a delay in a large deployment, and the increase in the nine months ended October 31, 2000 was attributed to the increased sales into corporate streaming video markets. We expect the streaming video business to remain project oriented and continue to fluctuate from quarter to quarter.

The following table sets forth the net sales by geographic region (in thousands):

                                        Three months ended    Nine months ended
                                            October 31,          October 31,
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  --------
 North America......................  $   (149) $  3,918   $ 10,019  $ 12,269
 Asia & ROW.........................     5,368     7,031     15,511    23,596
 Europe.............................       260       334      1,014     3,335
                                       --------  --------   --------  --------
Total sales - net...................  $  5,479  $ 11,283   $ 26,544  $ 39,200
                                       ========  ========   ========  ========

Our sales to North America represented (3%) and 38% of net sales for the quarter and nine months ended October 31, 2000, respectively as compared with 35% and 31% in the same periods of prior year. The decrease was attributable to inventory adjustments from our primary distributor due to a delay in a large deployment that had a one-time effect on streaming video sales, a decline in demand in the PC-DVD upgrade business, and normal fluctuations in streaming video due to the project nature of the business. Our international sales represented 103% and 62% of net sales for the quarter and nine months ended October 31, 2000, respectively as compared with 65% and 69% in the comparable periods of prior year. The decrease was primarily due to a decline in OEM chip sales to Asia, and a decline in sales of PC upgrade kit sales to Europe as a result of the shortage of DVD-ROM drives. We expect the PC-DVD upgrade business to continue to decline in general, although it is difficult to estimate the rate of decline from quarter to quarter. Revenues generated from international sales were concentrated in three Asian countries: Taiwan, Japan and Singapore which accounted for 33%, 28% and 16% of net sales for the quarter ended October 31, 2000, as compared with 40%, 2% and 9% in the same quarter last year. Sales to one U.S customer and two international customers accounted for approximately 16%, 32% and 28% of net sales, respectively during the third quarter of fiscal 2001 as compared with 6%, 36% and 8% in the comparable quarter of prior year. Sales to one U.S customer and two international customers accounted for approximately 14%, 17% and 15% of net sales, respectively during the nine months ended October 31, 2000 as compared with 7%, 25% and 16% in the same period last year. Our customers in U.S. and Japan are primarily board distributors. Our customers in Taiwan are primarily computer board manufacturers, while our customer in Singapore is a global OEM building interactive multimedia products to sell in worldwide markets.

Our gross margin as a percentage of net sales for the quarter ended October 31, 2000 was 42% as compared to 34% during the same quarter last year. For the nine months ended October 31, 2000, gross margin was 37% as compared to 31% during the same period of last year. The increase in gross margin was primarily attributable to the revenue for development fees under agreements related to development of certain MPEG decoding chip custom features which were larger than typical non-recurring engineering fees (for which the related costs are included in research and development expenses). Excluding these non-recurring engineering fees from revenue, gross margin for the quarter would have been 31%, and 33% for the nine-month period, both of which are comparable to the same periods of last year. The gross margin may vary from quarter to quarter depending on sales mix.

Overall sales and marketing expense decreased $142,000 (14%) for the third quarter and decreased $426,000 (12%) for first nine months of fiscal 2001 as compared to the same periods last year. These decreases were the results of reduction of personnel related to the business development group, and reduced expenses in connection with reduced sales. Research and development expenses increased by $67,000 (4%) and $677,000 (14%) during the third quarter and the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. The increase in research and development spending was largely due to the research and development center established in France during the fourth quarter of fiscal 2000, and additional engineering staff at the headquarters. We expect to continue efforts in the development of our proprietary MPEG based products, and research and development expenses may increase accordingly, quarter-over- quarter. Overall general and administrative expenses decreased $269,000 (41%) during the third quarter and $460,000 (20%) during the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. The decrease was largely due to the refund by our insurance company of costs previously expensed related to the shareholder lawsuit resolved on July 27, 2000, and reduction of legal expenses in general. Additionally, the non-recurring expenses of relocating our headquarters during the quarter ended April 30, 1999 contributed to the decrease of expenses in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and short-term investments (including restricted cash) of $25.1 million at October 31, 2000, as compared with $21.7 million at January 31, 2000. The increase of $3.4 million in cash and short-term investments during the nine months of fiscal 2001 was primarily generated from operating activities, as accounts receivable decreased by $4 million during the period. Cash used for investing activities and provided by financing activities for the nine months ended October 31, 2000 was $1,805,000 and $63,000, respectively. The primary investing activities during the nine months ended October 31, 2000 included purchases of short-term securities, and the primary financing activities were proceeds from exercise of stock options.

The primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. We had $12,000,000 outstanding as of October 31, 2000 under a $12,000,000 variable interest rate bank line of credit that expires in October 31, 2001, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in our Balance Sheet as of October 31, 2000 as restricted cash. We also had $810,000 of standby letter of credit outstanding under a $6,000,000 variable interest rate bank line of credit that expires in October 31, 2001 and is collateralized by our accounts receivable, inventories, equipment and intangible assets.

We believe that our current cash and short-term investments combined with the availability of funds under our existing cash and asset-based banking arrangements will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. However, we may have to raise additional capital through either public or private offerings of common or preferred stock or from additional bank financing prior to that time. We can make no assurances that such capital will be available to us if at all, or that if available, financing will be obtainable on terms favorable to us and will not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related technology. The estimate of how long our cash and other resources will last is a forward- looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us including our DVR PC-Upgrade product released in January 2000 and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; market acceptance of other parties' products which contain our products or technology such as interactive set-top boxes, Web-DVD set-top boxes, and other internet appliances; shifts in demand for the technology embodied in our products generally and our products in particular such as the general decline of the PC-DVD upgrade market or the project nature of the PC streaming video market, and/or those of our competitors; delays in the release of our new products or other parties' new products containing our products or technology such as the delays in the deployments of streaming video products including our NetStream 2000 for corporate streaming video applications or EM8220 or EM8400 chipsets into interactive set-top box markets; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; inventory returns; write-downs of accounts receivable; an interrupted or inadequate supply of semi conductor chips or other materials, for example, our source of supply for silicon wafers was, and may continue in the near future to be affected by earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on our future international sales. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility in the short and long term. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of our common stock. Additionally, we may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of our common stock. Furthermore, we operate in a highly dynamic industry, which often results in volatility of our common stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We face exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact our operations and financial condition. We do not use derivative financial instruments for speculative purposes.

Interest Rate Sensitivity. At October 31, 2000, we held $7.2 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at October 31, 2000, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At October 31, 2000, we had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and no borrowing outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French Franc are the financial currency in our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and French Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at October 31, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended October 31, 2000.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Date: December 12, 2000

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John J. Beck III

John J. Beck III
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kit Tsui

Kit Tsui
Director of Finance, Chief Accounting Officer and Secretary (Principal Accounting Officer)