Form 10-K
period 2001-02-03
SIGMA DESIGNS INC
filed 2001-05-04
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

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

Common Stock
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $37,674,984 as of April 23, 2001 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 16,309,517 shares of the Registrant's Common Stock issued and outstanding on April 23, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on June 22, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Sigma Designs, Inc.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page No.

Item 1. Business	**

Item 2. Facilities	**

Item 3. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

PART II

Item 5. Market for the Registrant's Common Stock	**

Item 6. Selected Consolidated Financial Data	**

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 7A. Quantitative and Qualitative Disclosures About Market Risks	**

Item 8. Consolidated Financial Statements and Supplementary Data	**

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**

PART III

Item 10. Directors and Executive Officers of the Company	**

Item 11. Executive Compensation	**

Item 12. Security Ownership of Certain Beneficial Owners and Management	**

Item 13. Certain Relationships and Related Transactions	**

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**

Signatures	**

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

Overview

Sigma Designs was incorporated as a California corporation in 1982. We provide digital video decoding solutions for applications in full-screen full-motion video streaming and Digital Versatile Disk, or DVD, playback. We design, manufacture using subcontractors and market digital video decoding products for use with personal computers and other consumer information appliances. The emergence of digital video technology in the personal computer, or PC, market has dramatically changed the way in which users interact with computers. Digital video integrates different elements, such as sound, video, and web browsing to enhance the computing experience and deliver a heightened sense of realism. Our REALmagic product line incorporates Moving Picture Experts Group, or MPEG, technology.

Prior to MPEG's introduction, video on personal computers suffered from serious drawbacks. Motion pictures appeared jerky, and video was confined to small window sizes. MPEG, a defined International Standards Organization standard for video compression, eliminated many of those problems and revolutionized multimedia on the PC platform. For the first time, MPEG users could play back full-screen, full-motion video combined with stereo audio, even from a standard CD-ROM. A single CD-ROM using the MPEG-1 compression technique can store up to 74 minutes of full-motion video and audio. A single DVD-ROM using MPEG-2 compression can store 2 hour of movies.

With MPEG technology, producers can create, and users can enjoy an interactive, television-like experience on a desktop PC. The result is a significant new visual impact, thereby opening possibilities for a wide range of entertainment, education, training and business presentation applications. In April 1997, we announced our entry into the DVD market. A key element of the DVD specification is the use of MPEG-2 for digital video compression, a technology in which Sigma has established expertise. Our REALmagic EM8400 silicon chip solution is an extension of our MPEG expertise and provides a highly integrated solution for PC-DVD and consumer information appliance markets.

Partnership with Industry Leaders for Streaming Video

We have built strategic partnerships to develop and market network streaming video products with companies including ThirdSpace, Microsoft Corporation, Infovalue, Minerva, Concurrent, Silicon Graphics, Inc., and Kasena.

Partnership with Set-Top Box Suppliers

With the introduction of our REALmagic EM8400 silicon, we have established relationships with key suppliers to the emerging consumer Internet information appliance, or set-top box manufacturers and suppliers. These new set-top boxes support interactive capabilities and an Internet connection viewable on your television set, thereby bringing the Internet into the main television room in your home so that it can be more of a family experience. The relationships we have established can be grouped into three categories: graphical software, operating system software, and hardware including set-top box designers, manufacturers, and component suppliers.

In the first category of graphical software, we have built relationships with Liberate Technologies and its TV Navigator software, Microsoft TV, and Stellar One's Connect TV system. In the second category of operating system software, we support Wind River's VX Works, Microsoft's Windows CE and NT, and Linux. In the third category of hardware, we have established design wins and significant relationships with Fujitsu-Siemens and their Activy set-top box, Acer and their CT 500, Kreatel and their Tonado 5-K consumer gateway, and DTVro and their Personal TV set-top box. In addition, we work very closely with CPU vendors National Semiconductor and Intel on a range of reference designs.

Sigma Business Strategy

Our objective is to provide leading digital video decoding solutions that enable full-screen, full-motion, best quality video in commercial streaming applications and on internet set-top boxes, and consumer DVD players. To accomplish this goal, we need to promote widespread acceptance of REALmagic technology and solutions. The key parts of this strategy include:

Win More Set-Top Box Partnerships

As previously noted, we are actively working with several partners to promote use of our silicon solutions for video on demand and DVD playback in set-top box applications. We will continue to nurture these relationships in order to associate with the volume manufacturers of these set- top boxes and enable more opportunities for uses of our silicon solutions. So far, these relationships have focused on set-top box designs that provide Internet connections via conventional dial up or Digital Subscriber Line, or DSL, technology. We will also seek out new relationships with companies in the cable and satellite broadcast markets in order to deploy our silicon solutions in their markets.

Further Penetrate the Industry Market for Streaming Video

Our systems integration sales team will continue to work with our network of system integrators, national distributors, and special Value Added Resellers, or VARs, to distribute our high-end REALmagic NetStream card. This includes specific application identification and development in close concert with our distribution channel. In Europe and Asia Pacific, we intend to continue to expand our relationship with distributors as well as OEMs and VARs. In addition, we will seek to sell silicon solutions to add-on card manufacturers that provide their own streaming video products.

Introduce New Generations of Decoder Chipsets

A significant aspect of our product strategy is to increase the sale of chipsets featuring our REALmagic Video Streaming Technology while continuing to develop newer versions and generations of products, including chipsets for PCs, set-top boxes, consumer DVD progressive players, and HDTV applications. We seek to continue to offer consumers better-featured and low-priced products over time.

REALmagic Products

We currently offer a complete family of REALmagic products including:

  REALmagic NetStream 2000TV―In November 2000, we announced in a new addition to our REALmagic NetStream family of hardware-based streaming video solutions. Our NetStream 2000 TV is a PCI-based add-in card that provides high performance MPEG 1/MPEG 2 decoding and software drivers to play streaming video or DVD titles on mainstream PCs with merged graphics and video overlay.

  REALmagic EM8400-In September 1999, we introduced a new chip that sets the stage for our entry into consumer applications. Our first MPEG-2 decoder to upconvert DVD video to progressive HDTV formats; the EM8400 can be used for consumer home theater DVD players, streaming video client applications, and Web DVD set-top boxes.

  REALmagic NetStream 2000-In September 1999, we announced NetStream 2000, based on our EM8400 decoder silicon chip. This product shipped in January 2000. A product in the NetStream family includes specialized hardware and software developed specifically for delivering video to corporate desktops, multiple dwelling units, hospitality markets, kiosks and retailtainment, and can be used for both video on demand and broadcast video playback. NetStream 2000 is an MPEG-2 playback card offering full plug and play installation and compatibility with a broad range of third-party applications, including video servers for video on demand, MPEG encoders for stored or real- time playback, satellite delivery systems, streaming video playback systems and scores of customizable interactive training titles.

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

  REALmagic EM8300―In March 1998, we announced the introduction of the EM8300 REALmagic DVD/MPEG-2/MPEG-1 decoder Integrated Circuit ("IC"). Integrating virtually all funcations of a DVD decoder on one chip, the EM8300 is designed to provide a highly integrated, cost effective vehicle for high-quality DVD. The EM8300 feature set draws on our industry experience in the DVD/MPEG-2 market with earlier designs such the REALmagic Holloywood decoder card.

  REALmagic Hollywood Plus~~---~~ In April 1997, we announced our entry into the DVD market. The REALmagic Hollywood Plus MPEG-2 playback card turns a PC into a full-featured DVD player that exploits many of the digital video and digital surround sound capabilities of the DVD format and uncoming MPEG-2 interactive titles. The REALmagic Hollywood Plus DVD/MPEG-2 playback card displays flicker-free video at full-screen resolution, making video watching on a PC a new experience. Movies can be either displayed on the PC monitor or on a large-screen TV. We even have a remote control system that allows one to control the playback features of the DVD station software included with the cards, via an infra-red communication link.

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

  REALmagic Set-Top Box Reference Design-In April 1999, we announced our next-generation set-top box reference design, the STB 2000. This unique convergence appliance represents a new wave of flexibility, performance, and cost reduction that is intended to be made available through telcos, ISPs, satellite providers, and system integrators that are deploying high bandwidth, digital video-ready Internet services. Our design incorporates the two primary functions our decoder silicon enables, that is, DVD playback and video on demand.

  REALmagic Progressive DVD Player Reference Design-In January 2000, we announced our progressive DVD player reference design. This new progressive DVD player reference design is a low-cost solution for producing a complete, standalone DVD player for both traditional interlaced televisions as well as progressive scan output for HDTV and high definition projects.

Marketing and Sales

We currently distribute our products through sales to national and regional distributors, VARs and OEMs in the U.S. and throughout the world. Our U.S. distributor is Ingram Micro, Inc., and our OEMs include Utobia, Pacific Magtron, Lung Hwa Electronics Co., Ltd., Formosa Industrial Computing. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place noncancelable orders to purchase semiconductor products from our suppliers on a twelve- to sixteen-week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on our financial condition. One customer accounted for 15% of our net revenues in fiscal 2001.

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

Research and Development

As of January 31, 2001, we had a staff of 51 research and development personnel. The research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

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

During fiscal 2001, 2000, and 1999, our research and development expenses were $7,384,000, $6,397,000, and $5,678,000 respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

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

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features in current and future versions of REALmagic. We currently have ten pending patent applications for our REALmagic technology. Fifteen patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Backlog

Since our customers typically expect quick deliveries, we seek to ship products within a few weeks of receipt of a purchase order. However, the customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, our backlog has not been reflective of future sales. We also expect that in the near term, our backlog will continue to be not indicative of future sales

Employees

As of January 31, 2001, we had 98 full-time employees, including 51 in research and development, 23 in marketing, sales and support, 8 in operations, and 16 in finance and administration.

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

We have a history of operating losses and we could sustain future losses. We can not assure you that we will be able profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998 and 2001 and had negative cash flow in fiscal 1995 and 1998. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through January 31, 2001, our total accumulated deficit is $46,057,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be serious harmed.

We have an Amended and Restated Business Loan Agreement with Silicon Valley Bank, dated October 31, 2000. Under the Agreement we gave two secured Promissory Notes in total principal amounts of $12 million and $6 million to Silicon Valley Bank, under which we may borrow as needed. Under the Agreement and the Notes, we are subject to certain covenants that, among other things, we are required to maintain tangible net worth plus subordinated debt of at least $25,000,000, quarterly net income, and certain financial ratios. Since July 1997, we have, on occasion, been in violation some of the covenants and have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. We may need a waiver for the quarter ending April 30, 2001 or for future periods. We cannot assure you that Silicon Valley Bank will grant these waivers. If we do not meet this covenant, and if we do not obtain waivers, the loans may be in default. If we are in default, then the lender could accelerate payments on the Notes and we could suffer serious harm to our business, financial condition and prospects.

Marketing risks and volatility of OEM customer sales and resale distribution may harm our business.

Our ability to increase sales, achieve profitability and maintain REALmagic as an industry digital video decoding standard depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. We have not achieved bundling agreements with many OEM customers to ensure the success of our REALmagic product line. Also, even if we achieve new design wins, we cannot assure you that manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. In addition, three of our customers accounted for 15%, 14% and 11% of our net sales, respectively, in fiscal 2001. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve profitability also depends on a substantial increase in the sales of REALmagic products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell-through of REALmagic products could result in product returns or delayed or uncollectable receivables. We recently faced sales returns from one of our distributor in the amount of approximately $1.4 million and provided for a bad debt allowance in the amount of approximately $2.2 million. This could contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for our REALmagic products.

Failure to keep pace with technological change will seriously harm our business.

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

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory obsolescence. We recently had to write off our inventory in the amount of approximately $1.9 million because of a decline in demand for certain of our PC-related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. This higher cost could result in downward pressures on our gross margins.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our business will not be financially viable.

The market for multimedia products is highly competitive and is also influenced by imbedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth of our REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products. These competitors include:

  SGS Thompson Microelectronics;
  IBM Corporation;
  Zoran Corporation;
  LSI Logic/C-Cube;
  ESS Technology;
  Broadcom;
  TriMedia Technologies.

In addition, Intel computer CPU chips processors have become more powerful, such that video decoding could be done in software. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our net sales are dependent on market demand for multimedia products. If demand for our products continues to decline, our financial condition will be seriously harmed.

Our business strategy is, and has been, to focus on REALmagic products by investing heavily in MPEG technology. In the fiscal year ended January 31, 2001, sales of PC-DVD or video streaming decoding products accounted for virtually all of our net sales. If market demand for digital video decoding products continues to decline, our financial condition will be seriously harmed. In addition, one customer based in Taiwan accounted for 14%, 26%, and 28% of our total revenues in fiscal 2001, 2000 and 1999. One customer based in Singapore accounted for 15%, 13% and 3% of our total revenues in fiscal 2001, 2000 and 1999. One customer based in Japan accounted for 11%, 2% and 1% of our total revenues in fiscal 2001, 2000 and 1999.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

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

  shifts in demand for technology embodied in our products;

  reductions in selling prices;

  inventory obsolescence;

  write-downs of accounts receivable;

  an interrupted or inadequate supply of semiconductor chips;

  our ability to protect our intellectual property; and

  loss of our key personnel;

  technical problems causing shipping delays; and

  availability of third-party manufacturing capcity.

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

We face many risks because of our reliance heavy on certain manufacturers and suppliers that could harm our business and financial condition.

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

Loss of key personnel could cause our business to suffer.

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

We face risks related to intellectual property rights.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold fifteen patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology.  We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

Our international operations are subject to certain risks.

During fiscal 2001, 2000, and 1999, sales to international customers accounted for approximately 65%, 67%, and 71% of our net sales, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our total net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

Due to the concentration of international sales and the manufacturing capacity in Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from its foundries. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. If and when we engage in transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations.

Our stock price may be volatile.

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

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and directors and their ages as of April 1, 2001 are as follows:

Name	Age	Position
Thinh Q. Tran	47	Chairman of the Board, President, and Chief Executive Officer
Silvio Perich	52	Senior Vice President, Worldwide Sales
Jacques Martinella	45	Vice President, Engineering
Kenneth Lowe	45	Vice President, Business Development
Kit Tsui	51	Chief Financial Officer, and Secretary
William J. Almon (1)(2)	68	Director
William Wang (1)(2)	37	Director
Julien Nguyen (1)	44	Director

_________________

  Member of the Audit Committee

  Member of the Compensation Committee

Mr. Tran, a founder of Sigma, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining Sigma, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Perich joined Sigma in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales. Mr. Perich was a co-founder of Costar Incorporated, a manufacturer's representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc, a specialty semiconductor manufacturer.

Mr. Martinella joined Sigma in May 1994 as Director, VLSI Engineering. In December 1995, Mr. Martinella became Vice President, Engineering. From June 1990 to April 1994, Mr. Martinella served in engineering and management positions at Weitek, a microchip manufacturer. In addition, Mr. Martinella was an engineer at National Semiconductor, a semiconductor manufacturer, from June 1982 to June 1990.

Mr. Lowe joined Sigma in May 2000 as Vice President, Marketing. In December 2000, Mr. Lowe became Vice President, Business Development. Prior to joining Sigma, Mr. Lowe served as the Director of Multimedia Marketing for Cadence Design Systems. From 1996 to 1998, Mr. Lowe served as the Vice President of Marketing for Chrontel. Prior to 1996, Mr. Lowe held various marketing management positions Sierra Semiconductor, Datquest, Personal CAD Systems, Performix and Gould-Biomation. In the late 1980's, Mr. Lowe served as Product Marketing Director of Sigma.

Ms. Tsui joined Sigma in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990, acting Chief Financial Officer and Secretary in December 1996, Chief Accounting Officer in January 2000 and Chief Financial Officer in January 2001.

Mr. Almon has served as Director of Sigma since April 1994. Mr. Almon also serves as a Director of Read-Rite Corporation, Netfish Technologies Inc. and HDI Inc. Most recently, Mr. Almon served as Chairman of the Board of Internet Image, an internet software company that was merged with Intraware Inc. in October 1999. In May 1994, Mr. Almon founded and served as Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices. Prior to 1987, Mr. Almon spent 30 years with IBM Corporation, holding executive positions in both software and hardware management, most recently as Vice President, Low End Storage Products.

Mr. Wang became a Director of Sigma in October 1995. From January 1995 to the present, Mr. Wang has served as Chairman of the Board, Chief Executive Officer, and President of Princeton Graphic Systems (a supplier of computer monitors) and has served since January 1996 as a Director of Diva LABS. From 1990 to April 1997, Mr. Wang served as Chairman of the Board and Chief Executive Officer of MAG Innovision Co., Inc., Ltd. of Taiwan, a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America in the Video Display Division.

Mr. Julien Nguyen became a Director of Sigma in May, 2000. Mr. Nguyen is a General Partner of Global Catayst Partners, a corporate venture fund. Mr. Nguyen is the cofounder and Chairman of ezlogin.com. Prior to exlogin.com, Mr. Nguyen founded Novita Communications and served as its CEO. From February 1995 to October 1996, Mr. Nguyen served as Co-Chairman and Chief Technical Officer of Sigma. From August 1993 until January 1995, he served as Vice President, Engineering and Chief Technical Officer of the Company. From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive Officer of E- Motions, which was acquired by the Company in 1993. Prior to founding E-Motions, Mr. Nguyen worked at Radious Inc. as Director of Product Development and was in charge of all product development for five years. Mr. Nguyen also serves on the board of VM Labs.

ITEM 2. FACILITIES

We currently lease a 25,000 square foot facility in Milpitas, California that is used as our headquarters. The lease will expire in September 2002. We also lease facilities for sales offices in Hong Kong and Shenzhen China, and for research and development near Paris, France. We believe that we have adequate facilities to accommodate our operations in the near term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR SIGMA DESIGNS' COMMON STOCK

Our Common Stock trades on the Nasdaq Stock Market's Nasdaq National Market under the trading symbol "SIGM". The table below sets forth the high and low sales prices per share of our Common Stock for the periods indicated.

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First quarter ended April 30	11 3/8	3 15/16	8 5/32	4 3/4
Second quarter ended July 31	7 1/8	3 1/2	7 15/16	4 3/4
Third quarter ended October 31	6 7/16	2 1/8	7 3/4	4 9/16
Fourth quarter ended January 31	3 31/32	1 1/32	14 1/4	5 5/8

As of April 23, 2001, we had 229 shareholders of record. We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future. We are obligated to pay certain dividends on our outstanding preferred stock. In 2001, we paid $ 8,000 in dividends on such stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

			Fiscal Year
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Net Revenues	$ 29,476	$ 50,324	$ 43,540	$ 36,982	$ 41,214
Net income (loss) available to common shareholders	(6,868)	2,263	(2,690)	(5,648)	1,529
Diluted net income (loss) per share available to common shareholders	(0.42)	0.13	(0.21)	(0.51)	0.14
Working capital	19,706	27,092	23,578	18,960	20,164
Total assets	38,334	44,751	44,220	38,329	37,915
Shareholders' equity	21,781	28,403	24,771	20,312	21,017

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ABOUT THE MARKETS IN WHICH WE OPERATE AND OUR BUSINESS AND PROSPECTS, INCLUDING STATEMENTS ABOUT THE SUFFICIENCY OF OUR CURRENT RESERVE OF CASH AND CASH EQUIVALENTS, OUR SHORT-TERM INVESTMENTS AND OUR BANK LINES OF CREDIT TO MEET OUR WORKING CAPITAL REQUIREMENTS, AND THE EFFECT OF INTEREST RATE CHANGES ON THE VALUE OF OUR SHORT-TERM INVESTMENTS, OUR BANK LINES OF CREDIT AND OUR FOREIGN CURRENCY CASH BALANCES. THESE STATEMENTS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES WHICH MAY RESULT IN DIFFERENT OR DISAPPOINTING FUTURE BUSINESS AND FINANCIAL RESULTS. MANY OF THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN THIS REPORT, INCLUDING UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS".

Results of Operations

For the fiscal year ended January 31, 2001, our net revenues decreased 41% to $29.5 million from $50.3 million reported for fiscal 2000. This decrease in revenues was primarily attributable to the overall decline in the markets for our products due to the general economic slowdown during that period, the decline in demand for chipsets and boards in PC-DVD applications due to the prevalence of DVD-enabling software provided as original equipment in many PCs, delays in the deployment of video networking applications for the corporate market, and delays in deployment of set-top-boxes for the consumer internet information appliance market. Our revenues from sales of chipsets and boards in PC-DVD applications, and sales from video networking products for the corporate market represented a significant portion of our total net revenues for fiscal 2001. The decline in demand for chipsets and boards in PC-DVD applications and delays in the deployment of video networking applications which utilize our products may continue. Should they continue, this decline and these delays would continue to reduce our revenues and harm our business. The decrease in net revenues from fiscal 2000 to fiscal 2001 was also attributable to the deferral of recognition of certain revenues by us due to our difficulty in estimating certain return levels, as well as collectibility issues with our customers. We recorded sales returns of approximately $1.4 million due to the inability of one of our distributors to sell through our products to its customers in a reasonable period of time.

Net loss for the fiscal year ended January 31, 2001 was $6.9 million as compared to net income of $2.3 million for the prior fiscal year. The net loss for fiscal 2001 was primarily caused by the decline in revenue from the prior fiscal year. The net loss for fiscal 2001 included a charge of $1.9 million to write down certain PC-DVD and video networking related inventories due to the decline in demand for those products, and a provision for bad debt allowance in the amount of $2.2 million due to collectibility issues relating to one of our customers and the non payment by another customer for customization services that we provided.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statement of Operations:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Net revenues	100%	100%	100%
Cost of revenues	70%	69%	72%
Gross profit	30%	31%	28%
Operating expenses
Research and development	25%	13%	13%
Sales and marketing	14%	9%	9%
General and administrative	15%	6%	7%
Other (income) expense	(1%)	(1%)	-
Benefit from income taxes	-	-	(1%)
Net income (loss)	(23%)	5%	-
Dividends on preferred stock	-	(1%)	(6%)
Net income (loss) available to common shareholders	(23%)	4%	(6%)

Net Revenues

The following table sets forth our net revenues in each product group for the last three years:

(Dollars in thousands)	Fiscal 2001		Fiscal 2000		Fiscal 1999
Multimedia Products:
Boards	$13,575	46%	$22,940	46%	$19,592	45%
Chipsets	12,936	44%	25,831	51%	22,066	51%
Other	2,965	10%	1,553	3%	1,882	4%
TOTAL NET REVENUES	$29,476		$50,324		$43,540

The multimedia products category includes MPEG encoding and decoding solutions for desktop computers as well as for PC manufacturers and add-on card makers. Our board level product lines are targeted at OEM customers to address the DVD upgrade market and system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets. Our chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "other" category includes set-top-box products targeted at the consumer internet information appliance market - a market which we entered in fiscal 2000, resale of DVD ROM drives, and development revenues under agreements for the customization of certain MPEG decoding chips, which totaled approximately $1.9 million in fiscal 2001. The costs related to development revenues were included in research and development expenses.

The table below sets forth our revenues by market segment for each of the last three fiscal years:

(Dollars in thousands)	Fiscal 2001		Fiscal 2000		Fiscal 1999
Internet/intranet video networking	$ 7,566	26%	$ 8,200	16%	$ 7,611	17%
PC-DVD upgrade	6,745	23%	15,836	32%	11,956	28%
Chipsets	12,936	44%	25,831	51%	22,066	51%
Other	2,229	7%	457	1%	1,907	4%
TOTAL NET REVENUES	$29,476		$50,324		$43,540

Our board level products primarily consist of two market groups: intranet/internet video networking and PC-DVD encoding and decoding applications. Video networking board products accounted for 26% of our net revenues in fiscal 2001, 16% in fiscal 2000, and 17% in fiscal 1999. PC-DVD board products accounted for 23% of our net revenues in fiscal 2001, 32% in fiscal 2000, and 28% in fiscal 1999. Chipsets revenues accounted for 44% of our net revenues in fiscal 2001, 51% in fiscal 2000, and 51% in fiscal 1999. Other revenues accounted for 7% of our net revenues in fiscal 2001, 1% in fiscal 2000, and 4% in fiscal 1999. Video networking board product revenue decreased 8% to $7.6 million in fiscal 2001 from $8.2 million in fiscal 2000. PC-DVD board product revenues decreased 57% to $6.7 million in fiscal 2001 from $15.8 million in fiscal 2000. Chipsets revenue decreased 50% to $12.9 million in fiscal 2001 from $25.8 million in fiscal 2000. Other revenues increased 388% to $2.2 million in fiscal 2001 from $0.5 million in fiscal 2000. The overall decrease in board level products and chipsets was primarily attributable to the decline in demand in the video networking application and in PC markets. The increase in other revenue was primarily attributable to increased development revenues for certain MPEG decoding chip customization, which totaled approximately $1.9 million.

The table below sets forth our revenues by geographic region for each of the last three fiscal years:

(Dollars in thousands)	Fiscal 2001		Fiscal 2000		Fiscal 1999
United States	$10,241	35%	$16,535	33%	$12,389	29%
Asia	17,326	59%	29,142	58%	26,571	61%
Europe	1,574	5%	4,114	8%	3,926	9%
Canada	16	0%	296	1%	519	1%
Other regions	319	1%	237	0%	135	0%
TOTAL NET REVENUES	$29,476		$50,324		$43,540

Our U.S. revenues as a percentage of total net revenues were 35% in fiscal 2001, 33% in 2000, and 29% in fiscal 1999. Total U.S. revenues in fiscal 2001 decreased 38% to $10.2 million, from $16.5 million in fiscal 2000. Total Asia revenues as a percentage of total revenues were 59% in fiscal 2001, 58% in fiscal 2000 and 61% in fiscal 1999. Total Asia revenues in fiscal 2001 decreased 41% to $17.3 million in fiscal 2001, from $29.1 million in fiscal 2000. Our Asia revenues were derived predominantly from customers in Taiwan, Singapore, and Japan. Revenues generated from Taiwan in fiscal 2001 accounted for 19% of out total net revenues, as compared to 30% for fiscal 2000 and 43% for fiscal 1999. Revenues generated from Singapore in fiscal 2001 accounted for 17% of our total net revenues, as compared to 16% for fiscal 2000 and 8% for fiscal 1999. Revenues generated from Japan in fiscal 2001 accounted for 11% of our total net revenues, as compared to 3% for fiscal 2000 and 1% for fiscal 1999. One customer based in Taiwan accounted for 14% of our total net revenues in fiscal 2001, as compared to 26% in fiscal 2000 and 28% in fiscal 1999. One customer based in Singapore accounted for 15% of our total net revenues in fiscal 2001, as compared to 13% in fiscal 2000 and 3% in fiscal 1999. One customer based in Japan accounted for 11% of our total net revenues in fiscal 2001, as compared to 2% in fiscal 2000 and 1% in fiscal 1999. The overall year to year decrease in revenues from fiscal 2000 to fiscal 2001 was primarily attributable to the global downturn in the PC market and the normal fluctuations in the markets for our multimedia products due to deployment cycle variations between projects. Revenues attributable to the one Taiwan customer primarily represent chipsets, some of which have been resold by the customer to third parties and others have been included in boards which we have purchased for resale to other customers. In the fourth quarter of fiscal 2001, collectibility of amounts due from the Taiwanese customer became uncertain as we were unable to collect amounts owed under our contractual terms; accordingly, we began recognizing revenues related to these sales after the customer has resold these products to third parties and when collectibility is assured. These changed circumstances, along with modifications to our agreements with this customer, are expected to result in lower chipset revenues from this customer on an ongoing basis.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 30% in fiscal 2001, 31% in fiscal 2000, and 28% in fiscal 1999. Excluding development revenues of $1.9 million, the gross margin was approximately 25% in fiscal 2001; this decrease was primarily attributable to the increased provision for inventory write-downs. We may have additional inventory write-downs in the future due to obsolete inventory. The fiscal 2000 gross margin increase was a result of increased sales of chipsets, which have a more favorable gross margin compared to our board products.

Operating Expenses

Sales and marketing expenses decreased $338,000 or 8% in fiscal 2001 over fiscal 2000. This decrease was the results of a reduction of business development group personnel, an elimination of outside public relation services, and reduced sales commissions in connection with reduced revenues. The same expenses increased $418,000, or 10%, in fiscal 2000 over fiscal 1999. The increase was largely due to the addition of business development staff and increased sales and marketing-support related expenses in connection with our operations in Hong Kong and China. We believe that our sales and marketing expenses will increase in future periods as we intend to increase headcount in our sales and marketing organization and to expand our product marketing and sales development.

Research and development expenses increased $987,000 or 15% in fiscal 2001 over fiscal 2000 and $719,000, or 13% in fiscal 2000 over fiscal 1999. The increases in fiscal 2001 and 2000 were largely due to increases in technical development support, the research and development center established in France during the fourth quarter of fiscal 2000. We expect to continue our efforts in the development of our proprietary MPEG based products, and research and development expenses will likely increase accordingly year-over-year.

Our general and administrative expenses increased $1.6 million or 57% in fiscal 2001 from fiscal 2000. Excluding provision for bad debt of approximately $1.9 million, general and administrative expenses decreased $293,000 or 10% as compared to fiscal 2000. The decrease was largely due to the refund by our insurance company of costs previously expensed related to a shareholder lawsuit resolved in fiscal 2001 and reduction of legal expenses in general. The same expense decreased $116,000 or 4% in fiscal 2000 compared to fiscal 1999. The decrease was primarily due to non-recurring professional fees associated with the settlement in fiscal 1999 from the California Franchise Tax Board for a claim of certain tax benefits previously filed by us. We expect our general and administrative expenses will increase relatively in future periods due to the increasing cost of insurance, professional services and other expenditures associated with our business.

Liquidity and Capital Resources

As of January 31, 2001, our principal sources of liquidity included cash, cash equivalents, restricted cash, and short-term investments of $22.3 million, an increase of $672,000 compared with $21.7 million at January 31, 2000. This increase resulted from operating activities that generated cash of approximately $2.1 million, and from issuance of our common stock under our stock option plan and employee stock purchase plan of $334,000, which was partially offset by our payment of $364,000 for the acquisition of fixed assets, repayment of capital lease obligations in the amount of $382,000, and cash used for other investing activities totaling approximately $1.0 million.

As of January 31, 2001, we had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2001 and is collateralized by funds on deposit in accounts that have been assigned to the lender. We also have a $6.0 million bank line of credit available that expires in October 2001 and is collateralized by our accounts receivable, inventories, equipment, and intangibles. This asset-based line of credit had an outstanding balance $810,000 standby letter of credits to secure certain lease obligations. This line of credit contains certain covenants that, among other things, require us to maintain tangible net worth plus subordinated debt of at least $25.0 million, quarterly net income, and certain financial ratios. At January 31, 2001, we were not in compliance with some of these covenants and we have obtained waivers releasing us from our obligation to meet these covenants, as of that date; however, we will be required to be in compliance with those covenants in the future.

Our primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, capital lease arrangements, and bank borrowings under lines of credit. We believe that our current reserve of cash and equivalents, short-term investments and the availability of funds under our existing asset-based banking arrangements will be sufficient to meet anticipated working capital requirements and other cash needs for the foreseeable future. However, we may have to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital will be available to us. The estimate of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

Factors Affecting Future Operating Results

Our annual and quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; customer acceptance of our products; shifts in demand for the technology embodied in our products generally and our products in particular and/or those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials-for example, our source of supply for silicon wafers was interruped, and may continue to be interrupted in the future because of earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on our future international revenues. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of our common stock. Additionally, we may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of our common stock. Further, we operate in a highly dynamic industry, which often results in volatility of our common stock price.

Recent Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Accounting," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133". No. 137 amended the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We have determined the adoption of this statement will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We face exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could affect our operations and financial condition. We do not use derivative financial instruments for speculative purposes.

Interest Rate Sensitivity. At January 31, 2001, we held $4.9 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At January 31, 2001, we had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French franc are the financial currency in our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and French franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sigma's consolidated financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-20 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning our directors and executive officers is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in our Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning our executive officers is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see the information set forth in the section entitled "Transactions with Management" in our Proxy Statement, which we are incorporating into this Form 10-K by reference.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended January 31, 2001.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 1st day of May 2001.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 1, 2001
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Accounting Officer)	May 1, 2001
/s/ William J. Almon William J. Almon	Director	May 1, 2001
/s/ William Wang William Wang	Director	May 1, 2001
/s/ Julien Nguyen Julien Nguyen	Director	May 1, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2001. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
March 16, 2001

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 and 2000 (Dollars in thousands)

                                                              2001       2000
                                                            ---------  ---------
ASSETS
CURRENT  ASSETS:
  Cash and equivalents.................................... $   5,422  $   3,459
  Short-term investments..................................     4,907      6,198
  Accounts receivable (net of allowances of
    $2,124 in 2001, and $414 in 2000)......................     5,122     13,053
  Inventories.............................................     8,159      8,022
  Restricted cash.........................................    12,000     12,000
  Prepaid expenses and other assets.......................       296        497
                                                            ---------  ---------
           Total current assets                               35,906     43,229
EQUIPMENT  - Net..........................................     1,346      1,243
OTHER  ASSETS.............................................     1,082        279
                                                            ---------  ---------
TOTAL..................................................... $  38,334  $  44,751
                                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit..................................... $  12,000  $  12,041
  Accounts payable........................................     2,423      2,277
  Accrued liabilities.....................................     1,448      1,511
  Current portion of capital lease obligations............       329        308
                                                            ---------  ---------
           Total current liabilities......................    16,200     16,137
                                                            ---------  ---------
CAPITAL LEASE OBLIGATIONS.................................       349        211
Other - long term liabilities                                      4        --

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Common stock - no par value:  20,000,000
   shares authorized; shares outstanding:
   2001, 16,313,464; 2000, 16,220,780.....................    67,785     67,461
  Shareholder notes receivable............................        (1)       (11)
  Accumulated other comprehensive income..................        54        142
  Accumulated deficit.....................................   (46,057)   (39,189)
                                                            ---------  ---------
           Shareholders' equity                               21,781     28,403
                                                            ---------  ---------
TOTAL..................................................... $  38,334  $  44,751
                                                            =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
(In thousands, except per share amounts)

                                            2001       2000       1999
                                          ---------  ---------  ---------
NET REVENUES............................ $  29,476  $  50,324  $  43,540

COSTS AND EXPENSES:
  Cost of revenues......................    20,661     34,481     31,259
  Research and development..............     7,384      6,397      5,678
  Sales and marketing...................     4,152      4,490      4,072
  General and administrative............     4,511      2,869      2,985
                                          ---------  ---------  ---------
           Total costs and expenses.....    36,708     48,237     43,994
                                          ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS               (7,232)     2,087       (454)
  Interest income.......................     1,355        929        935
  Interest expense......................      (936)      (770)      (946)
  Other income (expense), net...........       (53)       162         (7)
                                          ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES.......    (6,866)     2,408       (472)
(PROVISION FOR) BENEFIT FROM
  INCOME TAXES..........................        (2)       (60)       321
                                          ---------  ---------  ---------
NET INCOME (LOSS).......................    (6,868)     2,348       (151)
DIVIDENDS ON PREFERRED STOCK............       --          85      2,539
                                          ---------  ---------  ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS.......................... $  (6,868) $   2,263  $  (2,690)
                                          =========  =========  =========
NET INCOME (LOSS) PER SHARE AVAILABLE
  TO COMMON SHAREHOLDERS:
  Basic................................. $   (0.42) $    0.14  $   (0.21)
                                          =========  =========  =========
  Diluted............................... $   (0.42) $    0.13  $   (0.21)
                                          =========  =========  =========
SHARES USED IN COMPUTATION:
  Basic.................................    16,262     15,728     12,899
                                          =========  =========  =========
  Diluted...............................    16,262     17,704     12,899
                                          =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Dollars in thousands)

                                                                                    Accumu-
                                                                                     lated
                                                                           Share-    Other                           Total
                                                                           holder   Compre-                         Compre-
                                   Preferred Stock     Common Stock        Notes    hensive    Accumu-              hensive
                                ------------------ ---------------------  Receiv-    Income     lated                Income
                                 Shares    Amount    Shares      Amount     able     (Loss)    Deficit     Total     (Loss)
                                --------  -------- -----------  --------  --------  --------  ----------  --------  --------
Balances, February 1, 1998.....  26,550  $  2,715  11,645,876  $ 56,419  $    (63) $      3  $  (38,762) $ 20,312

Net loss.......................     --        --          --        --        --        --         (151)     (151) $   (151)
Unrealized loss on
  investments..................     --        --          --        --        --         (3)        --         (3)       (3)
                                                                                                                    --------
Comprehensive loss.............                                                                                    $   (154)
                                                                                                                    ========
Common stock issued under
  stock plans..................     --        --      111,057       237       --        --          --        237
Issuance of Series B
  preferred stock, net of
  issuance costs of $390.......   5,000     4,610       5,000        18       --        --          --      4,628
Issuance of Series C
  preferred stock, and
  common stock warrants,
  net of issuance costs
  of $364......................   1,900     1,536         --        259       --        --          --      1,795
Conversion of Series A
  preferred stock.............. (24,550)   (2,489)  1,417,984     2,489       --        --          --        --
Conversion of Series B
  preferred stock..............  (3,400)   (3,143)  2,325,241     5,293       --        --       (2,150)      --
Repurchase of Series A
  preferred stock..............  (2,000)     (215)        --        --        --        --          --       (215)
Repurchase of Series B
  preferred stock..............  (1,600)   (1,478)        --        --        --        --         (322)   (1,800)
Dividends on Series A
  preferred stock..............     --        --          --        --        --        --          (63)      (63)
Dividends on Series C
  preferred stock..............     --        --          --        --        --        --           (4)       (4)
Cancellation of Active
  Designs shares...............     --        --      (70,064)      (16)       16       --          --        --
Forgiveness of shareholder
  notes receivable.............     --        --          --        --         35       --          --         35
                                --------  -------- -----------  --------  --------  --------  ----------  --------
Balances, January 31, 1999.....   1,900     1,536  15,435,094    64,699       (12)      --      (41,452)   24,771

Net income.....................     --        --          --        --        --        --        2,348     2,348  $  2,348
Unrealized gain on
  investments..................     --        --          --        --        --        142         --        142       142
                                                                                                                    --------
Comprehensive income...........                                                                                    $  2,490
                                                                                                                    ========
Common stock issued under
  stock plans..................     --        --      418,570       987       --        --          --        987
Exercise of common stock
  warrants.....................     --        --       40,000       207       --        --          --        207
Conversion of Series C
  preferred stock..............  (1,900)   (1,536)    330,416     1,536       --        --          --        --
Dividends on Series C
  preferred stock..............     --        --          --        --        --        --          (85)      (85)
Cancellation of Active
  Designs shares...............     --        --       (3,300)       (1)        1       --          --        --
Tax benefit of employee
  stock transactions...........     --        --          --         33       --        --          --         33
                                --------  -------- -----------  --------  --------  --------  ----------  --------
Balances, January 31, 2000.....     --        --   16,220,780    67,461       (11)      142     (39,189)   28,403

Net loss.......................     --        --          --        --                           (6,868)   (6,868) $ (6,868)
Unrealized loss on investments.     --        --          --        --                 (114)                 (114)     (114)
Accumulated translation
  adjustment...................     --        --          --        --                   26                    26        26
                                                                                                                    --------
Comprehensive loss.............                                                                                    $ (6,956)
                                                                                                                    ========
Common stock issued under
  stock plans..................     --        --      131,684       308       --        --          --        308
Exercise of common stock
  warrants.....................     --        --        5,000        26       --        --          --         26
Cancellation of Active
  Designs shares...............     --        --      (44,000)      (10)       10       --          --        --
                                --------  -------- -----------  --------  --------  --------  ----------  --------
Balances, January 31, 2001.....     --   $    --   16,313,464  $ 67,785  $     (1) $     54  $  (46,057) $ 21,781
                                ========  ======== ===========  ========  ========  ========  ==========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (In thousands)

                                                      2001      2000      1999
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................... $ (6,868) $  2,348  $   (151)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................      789       720       571
    Forgiveness of shareholder notes receivable...      --        --         35
    Loss on disposal of assets....................       13        22        11
    Other noncash expenses........................       51       --        --
    Changes in assets and liabilities:
      Accounts receivable.........................    7,931       595    (1,253)
      Inventories.................................     (137)    2,396    (3,104)
      Prepaid expenses and other..................      201       165       (37)
      Accounts payable............................      146    (1,832)    1,095
      Accrued liabilities and other...............      (59)      374      (409)
                                                    --------  --------  --------
       Net cash provided by (used for)
         operating activities.....................    2,067     4,788    (3,242)
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset additions...........................     (364)     (466)      (34)
  Proceeds from sales of equipment................      --         36        50
  Purchases of short-term investments.............  (37,636)  (29,118)  (19,312)
  Maturity of short-term investments..............   38,978    38,009    20,148
  Other assets....................................   (1,019)       42       (17)
                                                    --------  --------  --------
      Net cash provided by (used for)
        investing activities......................      (41)    8,503       835
                                                    --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank line of credit borrowings, net.............      (41)   (1,675)      400
  Increrase in restricted cash....................      --    (12,000)        --
  Proceeds from sale of common stock..............      334     1,194       237
  Proceeds from sale of preferred stock and
    warrants, net of issuance costs...............      --          --    6,423
  Dividends paid..................................      --        (80)      (93)
  Repurchase of preferred stock...................      --          --   (2,015)
  Repayment of capital lease obligations..........     (382)     (217)     (296)
                                                    --------  --------  --------
      Net cash provided by (used for)
        financing activities......................      (89)  (12,778)    4,656
                                                    --------  --------  --------

Effect of exchange rates changes on cash..........       26       --        --
                                                    --------  --------  --------
INCREASE IN CASH AND EQUIVALENTS..................    1,963       513     2,249

CASH AND EQUIVALENTS:
  Beginning of period.............................    3,459     2,946       697
                                                    --------  --------  --------
  End of period................................... $  5,422  $  3,459  $  2,946
                                                    ========  ========  ========

CASH PAID FOR INTEREST............................ $    916  $    707  $    880
                                                    ========  ========  ========

CASH PAID FOR INCOME TAXES........................ $      2  $     75  $    --
                                                    ========  ========  ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases......... $    541  $    244  $    668
                                                    ========  ========  ========

  Issuance costs for preferred stock paid in
    common stock.................................. $    --   $    --   $     18
                                                    ========  ========  ========

  Dividends on Series A preferred stock........... $    --   $    --   $     14
                                                    ========  ========  ========

  Dividends on Series B preferred stock........... $    --   $    --   $  2,150
                                                    ========  ========  ========

  Dividends on Series C preferred stock........... $    --   $    --   $      4
                                                    ========  ========  ========

  Conversion of Series A preferred stock into
    common stock.................................. $    --   $    --   $  2,489
                                                    ========  ========  ========

  Conversion of Series B preferred stock into
    common stock.................................. $    --   $    --   $  3,143
                                                    ========  ========  ========

  Conversion of Series C preferred stock into
    common stock.................................. $    --   $  1,536  $    --
                                                    ========  ========  ========

  Cancellation of notes receivable and related
    common stock.................................. $     10  $      1  $     16
                                                    ========  ========  ========

  Tax benefit of employee stock transactions...... $    --   $     33  $    --
                                                    ========  ========  ========

  Conversion of investment in private equity
    securities into marketable equity securities.. $    --   $    100  $    --
                                                    ========  ========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

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

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on February 3, 2001, January 29, 2000, and January 30, 1999, respectively. Fiscal 2001 included 53 weeks, and fiscal 1999 and 1998 each included 52 weeks.

Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments - The Company's short-term investments represent debt securities which are stated at fair value. All short- term investments are classified as available-for-sale. Any temporary difference between an investment's cost and its market value is recorded as a separate component of shareholders' equity until such gains and losses are realized. Available-for-sale securities are classified in the balance sheet based on management's current intended use for the securities. Gains and losses on the sale of securities are computed using the specific identification method.

Inventories are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash represents funds on deposit in accounts which have been assigned to the Company's lender under a bank line of credit (see note 6).

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

Long Lived Assets - The Company evaluates long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition - Revenues consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment to our customers. Allowances for sales returns, price protection and warranty costs are recorded at the time that sales are recognized. Revenues are deferred when the Company cannot reasonably estimate the amount of returns or where collectibility is not assured.

Revenues from product development agreements are recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions became evident. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $1,852,000, $60,000 and $173,000 for fiscal 2001, 2000 and 1999, respectively.

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

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the local currency of each country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders' equity. Transaction gains and losses, which are included in the other income (expenses ) in the accompanying consolidated statements of operations, have not been significant for all years presented.

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 7).

Fair Value of Financial Instruments - In accordance with the provisions of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The Company believes that carrying amounts reported in the balance sheet for cash and cash equivalents and investments as of January 31, 2001 approximate fair market value.

Geographic Operating Information - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," provides annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 11).

Recently Issued Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Accounting" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amended the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined the adoption of this statement will not have a material impact on the Company's financial statements.

2. INVESTMENTS

Short-term investments included the following securities and gross unrealized losses and gains as of January 31, 2001 and 2000 (in thousands). Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available for sale, since the Company intends to sell them as needed for operations.

	Cost	Unrealized Loss on Investment	Unrealized Gain on Investment	Market Value
January 31, 2001:
Corporate debt securities	$ 4,879	$ 0	$ 28	$ 4,907
January 31, 2000:
Corporate debt securities	$ 6,221	$(24)	$ 1	$ 6,198

At January 31, 2000, other assets included the Company's investment in publicly-traded common stock of Intraware, Inc., which was recorded at a fair market value of approximately $216,000 (cost of approximately $51,000). During fiscal 2001, the Company wrote-off this investment to other income and expenses, as it was deemed to be permanently impaired.

3. INVENTORIES

Inventories at January 31 consist of (in thousands):

	2001	2000
Raw materials	$ 3,635	$ 3,797
Work in process	2,325	1,985
Finished goods	2,199	2,240
Inventories - net	$ 8,159	$ 8,022

4. EQUIPMENT

Equipment at January 31 consists of (in thousands):

	2001	2000
Computers and equipment	$ 4,299	$3,602
Furniture and fixtures	622	542
Other	101	327
Total	5,022	$4,471
Accumulated depreciation and amortization	(3,676)	(3,228)
Equipment - net	$ 1,346	$ 1,243

At January 31, 2001 and 2000, equipment with a net book value of $671,000 and $475,000 (net of accumulated amortization of $808,000 and $463,000, respectively), has been leased under capital leases.

5. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

	2001	2000
Accrued salary and benefits	$ 539	$ 534
Other accrued liabilities	909	977
Total	$ 1,448	$ 1,511

6. BANK LINES OF CREDIT

The Company has $12,000,000 outstanding at January 31, 2001 under a $12,000,000 bank line of credit that expires in October 2001, bears interest at the U.S. Treasury Bill rate (6.15% at January 31, 2001) plus 1%, and is collateralized by funds on deposit in accounts which have been assigned to the lender and included in the Company's Balance Sheet as of January 31, 2001 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October 2001, bears interest at the bank's prime rate (9% at January 31, 2001) plus 0.5%, is collateralized by the Company's accounts receivable, inventories, equipment and intangibles. The Company has $810,000 of standby letters of credit outstanding as of January 31, 2001 under the same bank line of credit. Borrowings under this line of credit are generally limited to 60% to 90% of eligible accounts receivable (as defined).

The line of credit agreements contain certain covenants that, among other things, require the Company to maintain tangible net worth plus subordinated debt of at least $25,000,000, quarterly net income, and certain financial ratios. At January 31, 2001, the Company was not in compliance with some of the covenants and subsequently obtained waivers releasing it from its obligation to meet these covenants at January 31, 2001.

7. SHAREHOLDERS' EQUITY

Preferred Stock

At January 31, 2001, warrants to purchase 64,285 shares of the Company's common stock issued in connection with the issuance of Series A nonvoting cumulative preferred stock are outstanding. The warrants were exercisable at $5.16 per share beginning in January 1998 and expired in fiscal 2001.

During fiscal 1999, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expire on April 30, 2001.

During fiscal 1999, the Company issued 1,900 shares of Series C nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 95,000 shares of the Company's common stock at $5.16 per shares. In fiscal 2001 and 2000, warrants to purchase 5,000 and 40,000 shares of the Company's common stock were exercised for proceeds of approximately $26,000 and $207,000 respectively. The unexercised warrants expired in fiscal 2001.

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

Common Stock

The Company's common shareholders' rights agreement expired in fiscal 2000.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2001       2000       1999
                                          ---------  ---------  ---------
Numerator-
  Net income (loss) available to
    common shareholders, basic
    and diluted......................... $ ($6,868) $  $2,263  $ ($2,690)
                                          ---------  ---------  ---------
Denominator:
  Weighted average common shares
     outstanding........................    16,305     15,784     12,957
  Weighted average common shares
     outstanding subject to repurchase..       (43)       (56)       (58)
                                          ---------  ---------  ---------
Shares used in computation, basic.......    16,262     15,728     12,899

Effect of dilutive securities:
  Common shares subject to repurchase...       --          56        --
  Stock options.........................       --       1,876        --
  Warrants..............................       --          44        --
                                          ---------  ---------  ---------
Shares used in computation, diluted.....    16,262     17,704     12,899
                                          =========  =========  =========

Net income (loss) per share:
  Basic................................. $   (0.42) $    0.14  $   (0.21)
                                          =========  =========  =========
  Diluted............................... $   (0.42)      0.13      (0.21)
                                          =========  =========  =========

The Company excluded certain potentially dilutive securities in fiscal 2001 and 1999 from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were antidilutive.

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2001       2000       1999
                                          ---------  ---------  ---------
Common shares subject to repurchase.....         5        --          58
Stock options...........................     3,421        --       3,019
Stock warrants..........................        50        --         209
Convertible preferred stock.............       --         --           2

Stock Option Plan

The Company's 1994 stock option plan provides for the granting of options to purchase up to 4,400,000 shares of common stock at the fair market value on the date of grant. Of this amount, 1,000,000 shares were authorized for grant by the Board of Directors in fiscal 2000. Generally, options granted under the 1994 plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2001 expire ten years from date of grant).

Stock option activity and balances are summarized as follow:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, February 1, 1998 (663,709 exercisable
        at a weighted-average price of $2.34).........   2,274,828      $2.34

      Granted (weighted-average fair value of $1.32)..   1,124,000       2.07
      Canceled........................................    (303,709)      2.07
      Exercised.......................................     (65,224)      1.85
                                                        -----------
      Balances, January 31, 1999 (1,090,538
        exercisable at a weighted-average price
        of $2.36).....................................   3,029,895       2.25

      Granted (weighted-average fair value of $4.09)..     335,500       5.70
      Canceled........................................    (154,003)      2.40
      Exercised.......................................    (375,316)      2.23
                                                        -----------
      Balances, January 31, 2000 (1,360,270
        exercisable at a weighted-average price
        of $2.37).....................................   2,836,076       2.65
      Granted (weighted-average fair value of $2.59)..     960,500       3.57
      Canceled........................................    (278,855)      3.79
      Exercised.......................................     (96,540)      2.34
                                                        -----------
      Balances, January 31, 2001......................   3,421,181      $2.83
                                                        ===========

At January 31, 2001, options to purchase 222,677 shares were available for future grant.

                            Options Outstanding          Options Exercisable
                     ---------------------------------- ----------------------

                       Number                             Number
                     Outstanding  Weighted    Weighted  Exercisable  Weighted
                         at        Average    Average       at       Average
 Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices           2001        Life       Price       2000       Price
-------------------- ----------- ----------- ---------- ----------- ----------
       $0.09              6,572        1.88      $0.09       6,572      $0.09
   $1.00 - $1.13        438,459        8.05      $1.02     135,808      $1.00
   $2.31 - $3.06      1,945,283        6.55      $2.46   1,482,300      $2.41
   $3.50 - $5.19        780,868        9.16      $3.83      41,900      $4.66
   $5.75 - $6.38        249,999        8.70      $5.77      66,756      $5.78
-------------------- ----------- ----------- ---------- ----------- ----------
   $0.09 - $6.38      3,421,181        7.48      $2.83   1,733,336      $2.48
==================== =========== =========== ========== =========== ==========

The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 2001 as such issuances have been at the fair value of the Company's common stock at the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: expected life, 18, 19 and 14 months following vesting; stock volatility, 100%, 97% and 91%; risk free interest rates, 4.84%, 5.5% and 5.7%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards in fiscal 2001, 2000 and 1999 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) available to common shareholders would have been (in thousands, except per share amounts):

	2001	2000	1999
Net income (loss) available to common shareholders:
As reported	$(6,868)	$2,263	$(2,690)
Proforma	$(8,317)	$1,279	$(3,993)
Net income (loss) per share available to common shareholders:
As reported:
Basic	$(0.42)	$0.14	$(0.21)
Diluted	$(0.42)	$0.13	$(0.21)
Proforma:
Basic	$(0.51)	$0.08	$(0.31)
Diluted	$(0.51)	$0.07	$(0.31)

However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for fiscal 2001, 2000 and 1999 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Employee Stock Purchase Plan

The Company's 1986 Employee Stock Purchase Plan (1986 ESPP) provides for the sale of up to 300,000 shares of common stock. Eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2001, 2000 and 1999, 35,144, 43,254, and 45,833 shares were purchased at an average price of $2.34, $3.45, and $2.50 per share, respectively. At January 31, 2001, all shares authorized for issuance under 1986 ESPP had been issued.

8. INCOME TAXES

As a result of net losses and net operating loss carryforwards in fiscal 2001 and 2000, respectively, the Company has recorded no material income tax provision for all years presented.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                               January 31,
                                                            -------------------
                                                              2001      2000
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards..  $21,725   $19,131
        Reserves not currently deductible..................    2,311     1,480
        Capitalized research and development expenditures..      713       465
        Other..............................................       61       100
                                                            --------- ---------
                                                              24,810    21,176
      Valuation allowance..................................  (24,810)  (21,176)
                                                            --------- ---------
      Net deferred taxes...................................   $  --     $  --
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

Net operating losses and tax credit carryforwards as of January 31, 2001 are as follows (in thousands):

                                                          Expiration
                                           Amount           Years
                                          ---------  --------------------
      Net operating losses, federal....    $49,595       2009 - 2020
      Net operating losses, state......      6,400       2001 - 2002
      Tax credits, federal.............      1,882       2006 - 2020
      Tax credits, state...............      1,329            -
      Net operating losses, foreign....      4,040            -

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

The effective tax rate of the Company's provision for (benefit from) income taxes differs from the federal statutory rate as follows (in thousands):

                                            2001       2000       1999
                                          ---------  ---------  ---------

      Computed at 35%...................   ($2,402)      $842      ($165)
      State taxes, expiration of net
        operating loss carryforwards....        $1       $226        --
      Valuation allowance...............     2,550     (1,386)       446
      Other.............................      (147)       378       (281)
      Refund of state taxes from
        prior years.....................       --         --        (321)
                                          ---------  ---------  ---------
      Total.............................        $2        $60      ($321)
                                          =========  =========  =========

9. COMMITMENTS AND LEASES

Leases - The Company's primary facilities are leased under a noncancelable lease which expires in September 2002. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows(in thousands):

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2002.....................................      $384       $359
           2003.....................................       264        239
           2004.....................................       119        --
                                                     ---------- ----------
      Total minimum lease payments..................       767       $598
      Amount representing interest at a rates                   ==========
        of 7.84% to 10.32%..........................       (89)
                                                     ----------
      Present value of minimum lease payments.......       678
      Current portion...............................      (329)
                                                     ----------
      Long-term portion.............................      $349
                                                     ==========

Rent expense was $482,000, $448,000, and $235,000 for fiscal 2001, 2000 and 1999, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2001, 2000 and 1999, the Company recorded royalty expense of $491,000, $732,000, and $405,000, respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

10. MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of net revenues in fiscal 2001 and 2000. During fiscal 2001, three international customers accounted for 15%, 14% and 11% of net revenues, respectively. During fiscal 2000, two international customers accounted for 26% and 13% of net revenues, respectively. During fiscal 1999, one international customer accounted for 28% of net revenues.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which is displayed in the Consolidated Statements of Changes in Shareholders' Equity, represents net income (loss) available to common shareholders plus the results of certain shareholders' equity changes not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                  Total
                                                               Accumulated
                                                   Unrealized     Other
                                      Accumulated   Holding    Comprehensive
                                      Translation    Gains/      Income/
                                      Adjustment    (Losses)     (Loss)
                                      -----------  ----------  -----------
Beginning Balance, February 1, 1998. $       --   $        3  $         3
Current Year Change.................         --           (3)          (3)
                                      -----------  ----------  -----------
Ending Balance, January 31, 1999....         --          --           --
Current Year Change.................         --          142          142
                                      -----------  ----------  -----------
Ending Balance, January 31, 2000....         --          142          142
Current Year Change.................          26        (114)         (88)
                                      -----------  ----------  -----------
Ending Balance, January 31, 2001.... $        26  $       28  $        54
                                      ===========  ==========  ===========

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

For the years ended January 31, 2001, 2000 and 1999, the Company recorded sales to customers throughout the United States and Canada, Taiwan, Hong Kong, Singapore, Japan; Germany, Belgium, Denmark, Finland, The Netherlands, Norway, Sweden, The United Kingdom, France, Italy, Spain (collectively referred to as "Europe"); Korea, China, Thailand, New Zealand, Turkey, Israel and South Africa (collectively "Rest of Asia/New Zealand/Other Region").

The following table summaries total net revenues and long-lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                            2001       2000       1999
                                          ---------  ---------  ---------
Total net revenues:
  United States........................    $10,241    $16,535    $12,389
  Taiwan...............................      5,469     15,021     18,674
  Singapore............................      4,933      8,208      3,384
  Japan................................      3,330      1,375        390
  Hong Kong............................      2,916      2,754      3,659
  Europe...............................      1,574      4,114      3,926
  Rest of Asia/New Zealand.............        997      2,021        599
  Canada...............................         16        296        519
                                          ---------  ---------  ---------
Total net revenues*....................    $29,476    $50,324    $43,540
                                          =========  =========  =========

Long-lived assets:
  United States........................     $1,331     $1,218     $1,288
  Hong Kong............................        --           4         23
  France...............................         15         21        --
                                          ---------  ---------  ---------
Total long-lived assets................     $1,346     $1,243     $1,311
                                          =========  =========  =========

* Net revenues are attributed to countries based on invoicing location of customer.

13. SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

The follow table presents unaudited quarterly financial information for each of the Company's last eight quarters (in thousands, except per share data).

Statement of Operations Data (unaudited):

                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
Year ended January 31, 2001:

Net revenues........................... $ 10,401  $ 10,663  $  5,479  $  2,933
Income (loss) from operations..........      101       419      (795)   (6,958)
Net income (loss) available to common
  shareholders.........................      189       482      (665)   (6,874)
Net income (loss) per share available
  to common shareholders:
  Basic................................ $   0.01  $   0.03  $  (0.04) $  (0.42)
  Diluted.............................. $   0.01  $   0.03  $  (0.04) $  (0.42)

Year ended January 31, 2000:

Net revenues........................... $ 13,783  $ 14,134  $ 11,283  $ 11,124
Income from operations.................      571       691       429       396
Net income available to common
  shareholders.........................      512       673       451       627
Net income per share available to
  common shareholders:
  Basic................................ $   0.03  $   0.04  $   0.03  $   0.04
  Diluted.............................. $   0.03  $   0.04  $   0.03  $   0.03

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Year	Additions	Deductions: Write-Offs of Accounts (1)	Balance at End of Year

Allowance for returns and doubtful accounts, price protection, and sales returns:
Year ended January 31,
2001	$ 414,000	$2, 152,000	$ 442,000	$2,124,000
2000	3,306,000	274,000	3,166,000	414,000
1999	3,332,000	395,000	421,000	3,306,000
Inventory reserves:
Year ended January 31,
2001	$3,215,000	$1,941,000	$1,065,000	$4,091,000
2000	1,943,000	1,350,000	78,000	3,215,000
1999	3,792,000	655,000	2,504,000	1,943,000

_________________

(1) Amount written off, net of recoveries.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1(6)	Agreement and Plan of Reorganization by and among the Registrant, Sigma Acquisition Corporation and Active Design Corp. dated as of April 23, 1996.
3.1(1)	Restated Articles of Incorporation, as amended dated as of June 1, 1998.
3.2(7)	Certificate of Determination of Preferences of Series A Preferred Stock dated as of June 13, 1997
3.3(8)	Certificate of Determination of Preferences of Series B Preferred Stock dated as of January 30, 1998.
3.4(9)	Certificate of Determination of Preferences of Series C Preferred Stock dated as of January 20, 1999.
3.5(2)	Bylaws of Registrant, as amended, dated as of April 14, 1999.
4.1(9)	Form of Subscription Agreement by and between the Company and the purchasers of the C Preferred Stock and warrants.
4.2(9)	Form of Registration Rights Agreement by and between the Company and the purchasers of the C Preferred Stock and warrants.
4.3(9)	Form of Stock Purchase Warrant.
10.2(3)	Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.6 (11)	Sublease between the Registrant and Sun Microsystems, Inc. for the Company's headquarter at 355 Fairview Way, Milpitas, CA 95035.
10.7(4)	Registrant's 1994 Stock Plan and form of Stock Option Agreement.
10.8(5)	Registrant's 1994 Director Stock Option Plan and form of Director Option Agreement.
10.9(10)	Registrant's 1995 Business Loan Agreement with Silicon Valley Bank, as amended.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney (See page 22).

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

(11) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.