Form 10-Q
period 2001-05-05
SIGMA DESIGNS INC
filed 2001-06-19
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of May 31, 2001 there were 16,309,517 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                         April 30,    January 31,
                                                           2001          2001*
                                                       -----------   -----------
                        Assets

Current assets:
  Cash and cash equivalents.........................  $     6,166   $     5,422
  Short-term investments............................        3,463         4,907
  Accounts receivable - net.........................        1,967         5,122
  Inventories.......................................        7,700         8,159
  Restricted cash...................................       12,000        12,000
  Prepaid expenses & other..........................          510           296
                                                       -----------   -----------
              Total current assets..................       31,806        35,906

Equipment, net......................................        1,171         1,346
Other assets........................................        1,153         1,082
                                                       -----------   -----------
Total assets........................................  $    34,130   $    38,334
                                                       ===========   ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................  $    12,000   $    12,000
  Accounts payable..................................          737         2,423
  Accrued liabilities and other.....................        1,897         1,777
                                                       -----------   -----------
              Total current liabilities.............       14,634        16,200

Capital lease obligations...........................          334           349
Other - long term liabilities.......................          --              4

Shareholders' equity:
  Common stock......................................       67,785        67,785
  Shareholder notes receivable......................          --             (1)
  Accumulated other comprehensive income............           48            54
  Accumulated deficit...............................      (48,671)      (46,057)
                                                       -----------   -----------
              Total shareholders' equity............       19,162        21,781
                                                       -----------   -----------
Total liabilities and shareholders' equity..........  $   $34,130   $   $38,334
                                                       ===========   ===========

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                       Three months ended
                                           April 30,
                                      --------------------
                                         2001       2000
                                      ---------  ---------
Net revenues........................ $   3,222  $  10,401

Costs and expenses:
   Cost of  revenues................     1,861      6,981
   Research and development.........     2,105      1,633
   Sales and marketing..............     1,208        968
   General and administrative.......       722        718
                                      ---------  ---------
      Total costs and expenses......     5,896     10,300
                                      ---------  ---------
Income (loss) from operations.......    (2,674)       101
Interest and other income, net .....        60         92
                                      ---------  ---------
Income (loss) before income taxes...    (2,614)       193
Provision for income taxes..........       --           4
                                      ---------  ---------
Net income (loss)................... $  (2,614) $     189
                                      =========  =========

Net income (loss) per share - basic. $   (0.16) $    0.01
                                      =========  =========
Shares used in computing per
   share amount.....................    16,312     16,208
                                      =========  =========

Net income (loss) per share -
   diluted.......................... $   (0.16) $    0.01
                                      =========  =========
Shares used in computing per
   share amount.....................    16,312     18,162
                                      =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                     Three months ended
                                                         April 30,
                                                    --------------------
                                                       2001       2000
                                                    ---------  ---------

Cash flows from operating activities:
  Net income (loss)............................... $  (2,614) $     189
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................       194        192
    Changes in assets and liabilities:
        Accounts receivable.......................     3,155         86
        Inventories...............................       459      1,641
        Prepaid expenses and other................      (214)       206
        Accounts payable..........................    (1,686)      (580)
        Accrued liabilities and other.............       202       (149)
                                                    ---------  ---------
Net cash provided by (used for)
   operating activities...........................      (504)     1,585
                                                    ---------  ---------

Cash flows from investing activities:
  Fixed assets additions..........................       (19)       (57)
  Purchases of short-term investments.............    (3,964)    (8,333)
  Maturity of short-term investments..............     5,410      8,477
  Other assets....................................       (71)       --
                                                    ---------  ---------
Net cash provided by investing activities.........     1,356         87
                                                    ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock.............         1        215
  Repayment of capital lease obligations..........      (101)       (69)
                                                    ---------  ---------
Net cash provided by (used for) financing
   activities.....................................      (100)       146
                                                    ---------  ---------
Effect of exchange rate changes on cash...........        (8)       --
                                                    ---------  ---------
Net increase in cash and equivalents..............       744      1,818
Cash and equivalents, beginning of period.........     5,422      3,459
                                                    ---------  ---------
Cash and equivalents, end of period............... $   6,166  $   5,277
                                                    =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $     236  $     200
                                                    =========  =========
  Cash paid for income taxes...................... $       4  $       2
                                                    =========  =========
  Noncash investing and financing activities:
     Cancellation of notes receivable and
       related common stock....................... $       1  $     --
                                                    =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 2001 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2001 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Commission.

Each of our fiscal quarter includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending April 30, 2001 and April 30, 2000, although the first fiscal quarter of fiscal 2002 and 2001 ended on May 5, 2001 and April 29, 2000, respectively.

2. Inventories consisted of the following (in thousands):

                                      April 30,   January 31,
                                        2001         2001
                                    -----------  -----------
Raw materials .....................     $3,456       $3,635
Work in process ...................      2,457        2,325
Finished goods ....................      1,787        2,199
                                    -----------  -----------
Inventories - net .................     $7,700       $8,159
                                    ===========  ===========

3. As of April 30, 2001, the Company had $12,000,000 outstanding under a $12,000,000 bank line of credit that expires in October 2001, bears interest at the U.S. Treasury Bill rate (6.38% at April 30, 2001) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of April 30, 2001 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October 2001, bears interest at the bank's current prime rate (7.25% at April 30, 2001) plus 1.25%, and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of April 30, 2001, the Company had utilized $810,000 of standby letter of credit under this second line of credit. The lines of credit contain certain covenants that, among other things, require the Company to maintain tangible net worth plus subordinated debt of at least $25,000,000, quarterly net income, and certain financial ratios. As of April 30, 2001, the Company was not in compliance with some of the covenants and subsequently obtained waivers releasing it from its obligation to meet these covenants at April 30, 2001.

4. Basic EPS for the periods presented is computed by dividing net income (loss) by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                       Three months ended
                                           April 30,
                                      --------------------
                                         2001       2000
                                      ---------  ---------
Numerator:

Net income (loss)................... $  (2,614) $     189
                                      =========  =========

Denominator:
Weighted average common shares
   outstanding......................    16,315     16,263
Common shares subject to
   repurchase.......................        (3)       (55)
                                      ---------  ---------
Shares used in computation, basic...    16,312     16,208
Effect of dilutive securities:
Common shares subject to
   repurchase.......................       --          55
Stock options and warrants..........       --       1,899
                                      ---------  ---------
Shares used in computation, diluted.    16,312     18,162
                                      =========  =========
Net income per share:
  Basic ............................ $   (0.16) $    0.01
                                      =========  =========

  Diluted .......................... $   (0.16) $    0.01
                                      =========  =========

The Company excluded certain potentially dilutive securities each period from its diluted EPS computation because inclusion of such securities would be antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                       Three months ended
                                           April 30,
                                      --------------------
                                         2001       2000
                                      ---------  ---------
Stock options.....................       3,461        --

5. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                       Three months ended
                                           April 30,
                                      --------------------
                                         2001       2000
                                      ---------  ---------
Net income (loss)................... $  (2,614) $     189
Other comprehensive income
   - net unrealized gain (loss) on
      short-term investments........         2        (11)
   - cumulative translation
      adjustment....................        (8)        21
                                      ---------  ---------
Total comprehensive income (loss)... $  (2,620) $     199
                                      =========  =========

6. The Company follows the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

7. On February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company does not have any derivatives as of April 30, 2001. There was no impact to the Company's financial statements due to the adoption of SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We reported a net loss of $2,614,000, or $0.16 per share (basic and diluted) on net revenues of $3,222,000 for the fiscal quarter ended April 30, 2001 compared to a net income of $189,000, or $0.01 per share (basic and diluted) on net revenues of $10,401,000 for the same quarter in the prior year. Net revenues for the first quarter of fiscal 2002 decreased 69% as compared to the same period last year. The decrease was primarily attributable to a decline in sales in the PC upgrade market.

The following table sets forth the net revenues in each product group (in thousands):

                                        Three months ended
                                            April 30,
                                       ------------------
                                         2001      2000
                                       --------  --------
 Boards.............................  $  2,406  $  4,991
 Chipsets...........................       804     4,037
 Other..............................        12     1,373
                                       --------  --------
Total net revenues..................  $  3,222  $ 10,401
                                       ========  ========

MPEG chipset sales for the first quarter of fiscal 2002 decreased 80% to $804,000, and MPEG boards sales decreased 52% to $2,406,000 as compared to the corresponding period in the prior year. MPEG-based boards and chipsets represented 99% and 87% of net revenues for the quarter ended April 30, 2001 and April 30, 2000, respectively. The overall decrease in board level products and chipsets sales were largely due to the continuing decline in demand in the PC-upgrade market. In fiscal 2002, we expect our revenues from PC-upgrade products to decrease significantly on a year over year basis. The category "Other" includes resale of DVD-ROM drives, development fees under agreements related to development for certain MPEG decoding chip customization, totaling approximately $401,000 for the three months ended April 30, 2000, set-top boxes and accessories.

The following table sets forth the net revenues by market segment (in thousands):

                                       Three months ended
                                            April 30,
                                       ------------------
                                         2001      2000
                                       --------  --------
 Commercial streaming video.........  $  1,899  $  1,094
 Consumer internet video networking.       828       717
 PC-DVD upgrade.....................       495     7,872
 Other..............................       --        718
                                       --------  --------
Total net revenues..................  $  3,222  $ 10,401
                                       ========  ========

In the first quarter of fiscal 2002, commercial streaming video, consumer internet video networking (or set-top box) and PC-DVD upgrade accounted for 59%, 26% and 15% of total net revenues, respectively, in the first quarter of fiscal 2002 as compared with 11%, 7% and 76% of total net revenues, respectively, in the same quarter of last year. The increase of commercial streaming video products in the first quarter of fiscal 2002 was due to the increase sales in corporate streaming video markets. The increase of consumer internet video networking products, or set-top box in the first quarter of fiscal 2002 was largely due to the increased sales of our chipsets to set-top box manufacturers. We expect our revenues from both commercial streaming video and consumer internet video networking, or set-top box to remain project-oriented and continue to fluctuate from quarter to quarter. The decrease of PC-DVD upgrade products was due to the continuing decline in demand in the PC market. We expect our revenues from PC add-in products to be relatively insignificant in the future periods as a result of our decision to focus on the video-on-demand market.

The following table sets forth the net revenues by geographic region (in thousands):

                                       Three months ended
                                            April 30,
                                       ------------------
                                         2001      2000
                                       --------  --------
 North America......................  $    983  $  4,935
 Asia & Other regions...............       950     5,009
 Europe.............................     1,289       457
                                       --------  --------
Total net revenues..................  $  3,222  $ 10,401
                                       ========  ========

Revenues in the first quarter of fiscal 2002 from North American and international revenues were 31% and 69% as a percentage of total net revenues, respectively, as compared with 47% and 53% in the same period of prior year, respectively. Total North American revenues for the three months ended April 30, 2001 decreased 80% to $983,000, from $4,935,000 for the three months ended April 30, 2000. Total international revenues for the three months ended April 30, 2001 decreased 59% to $2,239,000 from $ 5,466,000 for the three months ended April 30, 2000. The overall decrease in revenues from sales to North America and Asia was primary due to the global downturn in the PC market. Our revenues from Europe as a percentage of total net revenues were 40% and 4% for the three months ended April 30, 2001 and April 30, 2000, respectively. Our revenues from Europe increased 182% to $1,289,000 for the three months ended April 30, 2001 from $457,000 for the three months ended April 30, 2000. The increase was primarily attributable to the sales of our streaming video products to a distributor in Europe. Revenues generated from international sales were concentrated in one Asian country, Taiwan, and one European country, The United Kingdom, which accounted for 15% and 34% of net revenues for the quarter ended April 30, 2001, as compared with 19% and 1% in the same quarter last year. Sales to one U.S. customers accounted for approximately 15% and 16% of net revenues for the three months ended April 30, 2001 and April 30, 2000, respectively. Sales to two international customers accounted for approximately 34% and 15% of net revenues during the first quarter of fiscal 2002 as compared to 12% and 10% during the first quarter of fiscal 2001. Our customers in Taiwan are primary computer board manufacturers, while our customers in the U.S. and U.K. are board distributors.

Our gross margin as a percentage of net sales for the quarter ended April 30, 2001 was 42% as compared to 33% during the same quarter last year. The increase in gross margin was primarily attributable to the decreased sales of PC-DVD products which have relatively low gross margins.

Sales and marketing expense increased by $240,000 (25%) during the first quarter of fiscal 2002 as compared to the same periods in fiscal 2001. The increase was largely due to the increased headcount associated with the expansion of our product marketing and sales development group, and expenses related to trade shows and travel. We expect our sales and marketing expenses will increase quarter-over-quarter as we intend to expand our sales and marketing organization. Research and development expenses increased by $472,000 (29%) during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase in R&D spending was largely due to additional engineering staff at the headquarters as well as at the development center in France, and subcontractors to support the development of our MPEG-2 based products. As a result of the continued efforts in the development of our proprietary DVD/MPEG-2 based products, R & D expenses may increase quarter-over-quarter. General and administrative expenses for the first quarter of fiscal 2002 were comparable to the same period in fiscal 2001. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments (including restricted cash) of $21.6 million at April 30, 2001, as compared with $22.3 million at January 31, 2001. The decrease of $0.7 million during the first three months of fiscal 2002 was primarily due to the use of cash for operating activities ($504,000) and repayment of capital leases ($101,000).

The primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. We believe that our current cash and short-term investments, combined with the availability of funds under our existing cash and asset-based banking arrangements, are sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. However, we may have to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing prior to that time. There is no assurance that such capital will be available to us. The estimate of the length of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors. Actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; customer acceptance of our products; shifts in demand for the technology embodied in our products generally and our products in particular and/or those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which could occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semi-conductor chips or other materials, for example, our source of supply for silicon wafers was, and may continue in the near future to be affected by earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on any future international revenues. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Sensitivity. At April 30, 2001, we held $3.5 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At April 30, 2001, we had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and no borrowing outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French Franc are the financial currency in our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and French Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at April 30, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Date: June 19, 2001

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui

Kit Tsui
Chief Financial Officer and Secretary (Principal Accounting Officer)