Form 10-Q
period 2001-08-04
SIGMA DESIGNS INC
filed 2001-09-18
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of August 31, 2001 there were 16,310,008 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                          July 31,    January 31,
                                                           2001          2001*
                                                       -----------   -----------
                        Assets

Current assets:
  Cash and cash equivalents.........................  $     5,684   $     5,422
  Short-term investments............................        3,068         4,907
  Accounts receivable - net.........................        1,619         5,122
  Inventories.......................................        6,308         8,159
  Restricted cash...................................       12,000        12,000
  Prepaid expenses & other..........................          492           296
                                                       -----------   -----------
              Total current assets..................       29,171        35,906

Equipment, net......................................        1,089         1,346
Other assets........................................        1,102         1,082
                                                       -----------   -----------
Total...............................................  $    31,362   $    38,334
                                                       ===========   ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit...............................  $    12,000   $    12,000
  Accounts payable..................................        1,084         2,423
  Accrued liabilities and other.....................        1,385         1,777
                                                       -----------   -----------
              Total current liabilities.............       14,469        16,200

Capital lease obligations...........................          349           349
Other - long term liabilities.......................          --              4

Shareholders' equity:
  Common stock......................................       67,786        67,785
  Shareholder notes receivable......................          --             (1)
  Accumulated other comprehensive income............           39            54
  Accumulated deficit...............................      (51,281)      (46,057)
                                                       -----------   -----------
              Total shareholders' equity............       16,544        21,781
                                                       -----------   -----------
Total...............................................  $   $31,362   $   $38,334
                                                       ===========   ===========

See notes to unaudited Condensed Consolidated Financial Statements.

* Derived from audited balance sheet included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                       Three months ended     Six months ended
                                           July 31,              July 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net revenues........................ $   2,982  $  10,663      6,204  $  21,064

Costs and expenses:
   Cost of  revenues................     1,972      6,445      3,833     13,426
   Research and development.........     1,826      1,932      3,931      3,565
   Sales and marketing..............     1,121      1,162      2,329      2,130
   General and administrative.......       776        705      1,498      1,423
                                      ---------  ---------  ---------  ---------
      Total costs and expenses......     5,695     10,244     11,591     20,544
                                      ---------  ---------  ---------  ---------
Income (loss) from operations.......    (2,713)       419     (5,387)       520
Interest and other income, net .....       107         84        167        176
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes...    (2,606)       503     (5,220)       696
Provision for income taxes..........         4         21          4         25
                                      ---------  ---------  ---------  ---------
Net income (loss)................... $  (2,610) $     482     (5,224) $     671
                                      =========  =========  =========  =========

Net income (loss) per share - basic. $   (0.16) $    0.03      (0.32) $    0.04
                                      =========  =========  =========  =========
Shares used in computing per
   share amount.....................    16,310     16,259     16,311     16,233
                                      =========  =========  =========  =========

Net income (loss) per share -
   diluted.......................... $   (0.16) $    0.03      (0.32) $    0.04
                                      =========  =========  =========  =========
Shares used in computing per
   share amount.....................    16,310     17,670     16,311     17,916
                                      =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      Six months ended
                                                         July 31,
                                                    --------------------
                                                       2001       2000
                                                    ---------  ---------

Cash flows from operating activities:
  Net income (loss)............................... $  (5,224) $     671
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................       370        381
    Changes in assets and liabilities:
        Accounts receivable.......................     3,503       (318)
        Inventories...............................     1,851        937
        Prepaid expenses and other................      (196)       256
        Accounts payable..........................    (1,339)      (283)
        Accrued liabilities and other.............      (203)       315
                                                    ---------  ---------
Net cash provided by (used for)
   operating activities...........................    (1,238)     1,959
                                                    ---------  ---------

Cash flows from investing activities:
  Fixed assets additions..........................      (113)      (122)
  Purchases of short-term investments.............    (5,523)   (20,507)
  Maturity of short-term investments..............     7,356     20,060
  Other assets....................................       (20)       --
                                                    ---------  ---------
Net cash provided by (used for) investing
   activities.....................................     1,700       (569)
                                                    ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock.............         2        307
  Repayment of capital lease obligations..........      (193)      (140)
                                                    ---------  ---------
Net cash provided by (used for) financing
   activities.....................................      (191)       167
                                                    ---------  ---------
Effect of exchange rate changes on cash...........        (9)       --
                                                    ---------  ---------
Net increase in cash and equivalents..............       262      1,557
Cash and equivalents, beginning of period.........     5,422      3,459
                                                    ---------  ---------
Cash and equivalents, end of period............... $   5,684  $   5,016
                                                    =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $     353  $     429
                                                    =========  =========
  Cash paid for income taxes...................... $       4  $       2
                                                    =========  =========
  Noncash investing and financing activities:
     Cancellation of notes receivable and
       related common stock....................... $       1  $     --
                                                    =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Balance sheet information as of January 31, 2001 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and six months ended July 31, 2001 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Commission.

Each of the Company's fiscal quarter includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending July 31, 2001 and July 31, 2000, although the second fiscal quarter of fiscal 2002 and 2001 ended on August 4, 2001 and July 29, 2000, respectively.

2. Inventories consisted of the following (in thousands):

                                       July 31,   January 31,
                                        2001         2001
                                    -----------  -----------
Raw materials .....................     $3,220       $3,635
Work in process ...................      1,741        2,325
Finished goods ....................      1,347        2,199
                                    -----------  -----------
Inventories - net .................     $6,308       $8,159
                                    ===========  ===========

3. As of July 31, 2001, the Company had $12,000,000 outstanding under a $12,000,000 bank line of credit that expires in October 2002, bears interest at the U.S. Treasury Bill rate (3.5% at July 31, 2001) plus 1%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of July 31, 2001 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October 2002 and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of July 31, 2001, the Company had utilized $310,000 of standby letter of credit under this second line of credit. The lines of credit contain certain covenants that, among other things, required the Company to maintain tangible net worth plus subordinated debt of at least $13,000,000. As of July 31, 2001, the Company was in compliance with these covenants.

4. Basic EPS for the periods presented is computed by dividing net income (loss) by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these protential dilutive securities have been excluded as they would be anitdilutive.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                       Three months ended     Six months ended
                                           July 31,              July 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Numerator:

Net income (loss)................... $  (2,610) $     482     (5,224) $     671
                                      =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding......................    16,310     16,314     16,313     16,288
Common shares subject to
   repurchase.......................       --         (55)        (2)       (55)
                                      ---------  ---------  ---------  ---------
Shares used in computation, basic...    16,310     16,259     16,311     16,233
Effect of dilutive securities:
Common shares subject to
   repurchase.......................       --          55        --          55
Stock options and warrants..........       --       1,356        --       1,628
                                      ---------  ---------  ---------  ---------
Shares used in computation, diluted.    16,310     17,670     16,311     17,916
                                      =========  =========  =========  =========
Net income (loss) per share:
  Basic ............................ $   (0.16) $    0.03      (0.32) $    0.04
                                      =========  =========  =========  =========

  Diluted .......................... $   (0.16) $    0.03      (0.32) $    0.04
                                      =========  =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                       Three months ended     Six months ended
                                           July 31,              July 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Stock options.....................       3,472        298      3,472        298
Stock warrants....................         --         164        --         164

5. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                       Three months ended     Six months ended
                                           July 31,              July 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net income (loss)................... $  (2,610) $     482     (5,224) $     671
Other comprehensive income
   - net unrealized gain (loss) on
      short-term investments........        (8)        16         (6)      (149)
   - cumulative translation
      adjustment....................        (1)        (1)        (9)        20
                                      ---------  ---------  ---------  ---------
Total comprehensive income (loss)... $  (2,619) $     497     (5,239) $     542
                                      =========  =========  =========  =========

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

7. In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. The Company adopted SFAS 133, as amended, on February 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no derivative financial instruments as of July 31, 2001 and has not entered into any derivative transactions historically.

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company enters into such transactions in the future, the Company will account for those transactions in accordance with SFAS 133, in which case the Company will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

8. On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intanbible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. The Company does not expect the adoption of SFAF 141 and SFAS 142 to have an impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our anticipated revenues from PC-upgrade products, commercial streaming video products and consumer internet appliance products, sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Other Factors Affecting Future Operations" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2001 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

We reported a net loss of $2,610,000, or $0.16 per basic and diluted share on net revenues of $2,982,000 for the fiscal quarter ended July 31, 2001, compared to a net income of $482,000, or $0.03 per basic and diluted share on net revenues of $10,663,000 for the same quarter in the prior year. Net revenues for the second quarter of fiscal 2002 decreased 72% as compared to the same period last year. The decrease in net revenues was primarily attributable to the overall decline in demand for our streaming video and PC upgrade products.

The following table sets forth the net revenues in each product group (in thousands):

                                        Three months ended    Six months ended
                                            July 31,             July 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 MPEG boards......................... $  2,186  $  5,516   $  4,592  $ 10,507
 MPEG chipsets.......................      605     4,475      1,408     8,512
 Other...............................      191       672        204     2,045
                                       --------  --------   --------  --------
Total net revenues................... $  2,982  $ 10,663   $  6,204  $ 21,064
                                       ========  ========   ========  ========

MPEG chipset net revenues for the second quarter of fiscal 2002 decreased 86% to $605,000, as compared to $4,475,000 for the same period last year. MPEG chipset net revenues for the first half of fiscal 2002 decreased 83% to $1,408,000, as compared to $8,512,000 for the same period last year. Sales of MPEG board products for the second quarter of fiscal 2002 decreased 60% to $2,186,000 as compared to $5,516,000 for the corresponding period in the prior year. Sales of MPEG board products for the first half of fiscal 2002 decreased 56% to $4,592,000, as compared to $10,507,000 for the corresponding period in the prior year. MPEG-based boards and chipsets represented 94% of net revenues for the quarter ended July 31, 2001 and July 31, 2000. For the six months ended July 31, 2001, MPEG-based boards and chipsets represented 97% of net revenues, and for the six months ended July 31, 2000, MPEG-based boards and chipsets represented 90% of net revenues.

The overall decrease in net revenues from MPEG-based board products and chipsets was largely due to the continuing decline in demand for the PC-upgrade products. In fiscal 2002, we expect our revenues from PC-upgrade products to decrease significantly on a year over year basis due to the prevalence of DVD-enabling software provided as original equipment in many PCs. The category "Other" in the above table includes development fees under agreements relating to the development for customization of certain MPEG decoding chip technology, set-top boxes and accessories. These development fees totaled approximately $143,000 for the three months and six months ended July 31, 2001, and totaled approximately $576,000 and $977,000 for the three months and the six months ended July 31, 2000, respectively.

The following table sets forth the net revenues by market segment (in thousands):

                                        Three months ended    Six months ended
                                            July 31,             July 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 Commercial streaming video.........  $  1,441  $  4,561   $  3,340  $  5,655
 Consumer internet appliance........       593     1,025      1,421     1,742
 PC-DVD upgrade.....................       805     4,457      1,300    12,329
 Other..............................       143       620        143     1,338
                                       --------  --------   --------  --------
Total net revenues..................  $  2,982  $ 10,663   $  6,204  $ 21,064
                                       ========  ========   ========  ========

For the three months ended July 31, 2001, revenues from sales of commercial streaming video products decreased 68% to $1,441,000, from $4,561,000 for the same quarter of last year. Revenues from sales of consumer internet appliance products decreased 42% to $593,000, from $1,025,000 for the same quarter of last year. Revenues from sales of PC-DVD upgrade products decreased 82% to $805,000 from $4,457,000 for the same quarter of last year. For the six months ended July 31, 2001, revenues from sales of commercial streaming video products decreased 41% to $3,340,000, from $5,655,000 for the same period of last year. Revenues from sales of consumer internet appliance products decreased 18% to $1,421,000, from $1,742,000 for the same period of last year. Revenues from sales of PC-DVD upgrade products decreased 89% to $1,300,000 from $12,329,000 for the same period of last year.

The decrease in revenues from commercial streaming video products in the second quarter and first six months of fiscal 2002 was due to decreased sales in corporate streaming video markets. We expect our revenues from commercial streaming video to remain project-oriented and continue to fluctuate from quarter to quarter. The decrease in revenues from consumer internet appliance products in the second quarter and first six months of fiscal 2002 was largely due to the decreased sales of our chipsets to set-top box manufacturers. The consumer internet appliance market remains in an emerging phase for which we expect fluctuating revenue to continue. The decrease in revenues from PC-DVD upgrade products in the second quarter and first six months of fiscal 2002 was due to the continuing decline in demand in the PC upgrade market. We expect our revenues from PC add-in products to be relatively insignificant in the future periods as a result of our decision to focus on the video-on-demand market.

The following table sets forth the net revenues by geographic region (in thousands):

                                        Three months ended    Six months ended
                                            July 31,             July 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 North America......................  $  2,259  $  5,233   $  3,242  $ 10,168
 Asia & Other regions...............       512     5,133      1,462    10,142
 Europe.............................       211       297      1,500       754
                                       --------  --------   --------  --------
Total net revenues..................  $  2,982  $ 10,663   $  6,204  $ 21,064
                                       ========  ========   ========  ========

Revenues from North American represented 76% of net revenues for the quarter and 52% for the six months ended July 31, 2001, respectively as compared with 49% and 48% in the comparable periods of the prior year. Our international sales represented 24% of net revenues for the quarter and 48% for the six months ended July 31, 2001, respectively, as compared with 51% and 52% in the comparable periods of the prior year.

Total North American revenues for the three months ended July 31, 2001 decreased 57% to $2,259,000, from $5,233,000 for the three months ended July 31, 2000. Total international revenues for the three months ended July 31, 2001 decreased 87% to $723,000 from $5,430,000 for the three months ended July 31, 2000. Total North American revenues for the six months ended July 31, 2001 decreased 68% to $3,242,000, from $10,168,000 for the six months ended July 31, 2000. Total international revenues for the six months ended July 31, 2001 decreased 73% to $2,962,000 from $10,896,000 for the six months ended July 31, 2000. The overall decrease in revenues from worldwide sales for the quarter and six months ended July 31, 2001 from the comparable periods last year was primarily due to the continuing global downturn in the PC market.

Our revenues from Europe as a percentage of total net revenues were 7% for the quarter and 24% for the six months ended July 31, 2001, as compared with 3% and 4% in the comparable periods of the prior year. Our revenues from Europe decreased 29% to $211,000 for the quarter ended July 31, 2001 from $297,000 for the quarter ended July 31, 2000. The decrease was primarily due to the overall decline in demand for our PC upgrade products. Our revenues from Europe increased 99% to $1,500,000 for the six months ended July 31, 2001 from $754,000 for the six months ended July 31, 2000. This increase was primarily attributable to the sales of our streaming video products to a distributor in Europe. Sales to three U.S. customers accounted for approximately 43% of total net revenues for the quarter ended July 31, 2001 and sales to one U.S customer accounted for 38% for the three months ended July 31, 2000. Sales to two U.S customers accounted for approximately 31% of total net revenues during the six months ended July 31, 2001, as compared with 32% in the same period last year. Sales to one international customer accounted for approximately 18% of total net revenues during the six months ended July 31, 2001, as compared with two international customers accounting for 28% in the same period of the prior year. Our customers in Asia are primarily computer board manufacturers, while our customers in the U.S. and Europe are board distributors.

Our gross margin as a percentage of total net revenues for the quarter ended July 31, 2001 was 34% as compared to 40% during the same quarter last year. For the six months ended July 31, 2001, gross margin was 38% as compared to 36% during the same period of last year. The gross margin varied from quarter to quarter primarily due to changes in our product mix. The decrease in gross margin for the quarter ended July 31, 2001 as compared to the same quarter last year was primarily due to the decreased sales of our MPEG chipsets which have relatively high gross margin. The increase in gross margin for the six months ended July 31, 2001 as compared to the same period last year was primarily due to the decreased sales of our PC-DVD products which have relatively low gross margin.

Sales and marketing expenses decreased by $41,000 or 4%, during the second quarter of fiscal 2002, and increased by $199,000, or 9% during the first half of fiscal 2002, as compared to the same periods in fiscal 2001. The decrease in sales and marketing expenses for this quarter compared to the same quarter last year was largely due to the reduction of expenses associated with sales support. The increase in sales and marketing expenses for the first half of this year compared to the same period last year resulted from the increased headcounts associated with the expansion of our product marketing and sales development group. We expect our sales and marketing expenses will increase year-over-year as we intend to expand our sales and marketing organization. Research and development expenses decreased by $106,000, or 5%, during the second quarter of fiscal 2002, and increased by $366,000, or 10% during the first half of fiscal 2002, as compared to the same periods in fiscal 2001. The decrease in R & D expenses this quarter compared to the same quarter last year mainly resulted from the reduction of subcontractors. The increase in R & D spending for the first half of this year compared to the same period last year was largely due to additional engineering staffs at our headquarters as well as at our development center in France. As a result of the continued efforts in the development of our proprietary DVD/MPEG-2 based products, R & D expenses may increase year-over-year. General and administrative expenses increased by $71,000, or 10%, during the second quarter of fiscal 2002, and increased by $75,000, or 5%, during the first half of fiscal 2002 as compared to the same periods in fiscal 2001. These increases in general and administrative expenses were largely due to increased expenses associated with various professional services. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments (including restricted cash) of $20.8 million at July 31, 2001, as compared with $22.3 million at January 31, 2001. The decrease of $1.5 million during the first six months of fiscal 2002 was primarily due to the use of $1,238,000 for operating activities and repayment of $193,000 for capital leases.

Our primary sources of funds to date have been cash generated from operations, proceeds from stock issuances, and bank borrowings under lines of credit. We believe that our current cash and short-term investments, combined with the availability of funds under our existing cash and asset-based banking arrangements, are sufficient to meet present and anticipated working capital requirements and other cash needs for the foreseeable future. However, we may have to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing prior to that time. We can give no assurances that such capital will be available to us. The estimate of the length of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below in "Factors Affecting Future Operating Results," as well as other factors. Actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; market acceptance of the technology embodied in our products generally and our products in particular; customer acceptance of our products; shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which could occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials, for example, our source of supply for silicon wafers was, and may in the near future be affected by earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to economic instability. There can be no assurance that such instability will not have a material adverse effect on any future international revenues. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Sensitivity. At July 31, 2001, we held $3.1 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At July 31, 2001, we had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit and no borrowing outstanding under a $6,000,000 variable interest rate bank line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and French Franc are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and French Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at July 31, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 22, 2001, we distributed our Definitive Proxy Statement and Proxy to each of our stockholders of record as of April 23, 2001, for our Annual Meeting of Stockholders held June 22, 2001. At our Annual Meeting, our Stockholders were asked to consider five proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and were then serving as our directors. The nominees of our Board, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran William J. Almon William Wang Julien Nguyen	14,733,028 14,737,823 14,752,148 14,744,697	1,052,998 1,048,203 1,033,878 1,041,329	0 0 0 0	0 0 0 0

The second proposal involved the adoption of our 2001 Employee Stock Option Plan and the reservation of 500,000 shares of our Common Stock for issuance under this plan, with an automatic annual increase on the first day of our fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of our outstanding common Stock on such date or (iii) a lesser number of shares as determined by our Board of Directors. The results were as follows:

For: Against: Abstained:	13,392,998 1,783,312 609,716

The third proposal involved the adoption of our 2001 Employee Stock Purchase Plan and the reservation of 100,000 shares of our Common Stock for issuance under this plan, with an automatic annual increase on the first day of our fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of our outstanding common stock on such date or (iii) a lesser number of shares determined by our Board of Directors. The results were as follows:

For: Against: Abstained:	13,989,178 1,188,932 607,916

The fourth proposal involved the approval of an amendment to our Second Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company by 15,000,000 shares from 20,000,000 shares to a total of 35,000,000 shares. The results were as follows:

For: Against: Abstained:	14,264,780 1,484,080 37,166

The fifth and final proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2002. The results were as follows:

For: Against: Abstained:	15,588,666 71,295 26,065

ITEM 6. REPORTS ON FORM 8-K

We did not file any Reports on Form 8-Kduring the quarter ended July 31, 2001.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Date: September 18, 2001

By:	/s/ Thinh Q. Tran

Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui

Kit Tsui
Chief Financial Officer and Secretary (Principal Accounting Officer)