Form 10-Q
period 2001-11-03
SIGMA DESIGNS INC
filed 2001-12-18
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of November 30, 2001 there were 16,310,008 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                       October 31,   January 31,
                                                           2001         2001
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $     6,342  $     5,422
  Short-term investments.............................       1,177        4,907
  Accounts receivable - net..........................       2,384        5,122
  Inventories........................................       5,552        8,159
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         473          296
                                                       -----------  -----------
              Total current assets...................      27,928       35,906

Equipment, net.......................................         970        1,346
Other assets.........................................       1,102        1,082
                                                       -----------  -----------
Total................................................ $    30,000  $    38,334
                                                       ===========  ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       1,033        2,423
  Accrued liabilities and other......................       1,929        1,777
                                                       -----------  -----------
              Total current liabilities..............      14,962       16,200

Capital lease obligations............................         164          349
Other - long term liabilities........................          --            4

Shareholders' equity:
  Common stock.......................................      67,786       67,785
  Shareholder notes receivable.......................          --           (1)
  Accumulated other comprehensive income.............          35           54
  Accumulated deficit................................     (52,947)     (46,057)
                                                       -----------  -----------
              Total shareholders' equity.............      14,874       21,781
                                                       -----------  -----------
Total................................................ $   $30,000  $   $38,334
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                       Three months ended    Nine months ended
                                          October 31,           October 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net revenues........................ $   3,416  $   5,479  $   9,620  $  26,544

Costs and expenses:
   Costs of  revenues...............     1,906      3,190      5,739     16,617
   Research and development.........     1,929      1,799      5,860      5,364
   Sales and marketing..............     1,008        890      3,337      3,020
   General and administrative.......       276        395      1,774      1,818
                                      ---------  ---------  ---------  ---------
      Total costs and expenses......     5,119      6,274     16,710     26,819
                                      ---------  ---------  ---------  ---------
Loss from operations................    (1,703)      (795)    (7,090)      (275)
Interest and other income, net .....        37        107        204        282
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes...    (1,666)      (688)    (6,886)         7
Provision (benefit) for income taxes        --        (23)         4          1
                                      ---------  ---------  ---------  ---------
Net income (loss)................... $  (1,666) $    (665) $  (6,890) $       6
                                      =========  =========  =========  =========
Net income (loss) per share
   - basic.......................... $   (0.10) $   (0.04) $   (0.42) $    0.00
                                      =========  =========  =========  =========
Shares used in computing per
   share amount - basic.............    16,310     16,279     16,311     16,248
                                      =========  =========  =========  =========

Net income (loss) per share
   - diluted........................ $   (0.10) $   (0.04) $   (0.42) $    0.00
                                      =========  =========  =========  =========
Shares used in computing per
   share amount - diluted...........    16,310     16,279     16,311     17,758
                                      =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                     Nine months ended
                                                        October 31,
                                                    --------------------
                                                       2001       2000
                                                    ---------  ---------
Cash flows from operating activities:
  Net income (loss)............................... $  (6,890) $       6
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................       518        565
    Changes in assets and liabilities:
        Accounts receivable.......................     2,738      3,964
        Inventories...............................     2,607       (921)
        Prepaid expenses and other................      (177)       280
        Accounts payable..........................    (1,390)       276
        Accrued liabilities and other.............       222         (9)
                                                    ---------  ---------
Net cash provided by (used for)
   operating activities...........................    (2,372)     4,161
                                                    ---------  ---------

Cash flows from investing activities:
  Fixed assets additions..........................      (142)      (822)
  Purchases of short-term investments.............    (6,772)   (29,510)
  Maturity of short-term investments..............    10,492     28,527
  Other assets....................................       (20)        --
                                                    ---------  ---------
Net cash provided by (used for) investing
   activities.....................................     3,558     (1,805)
                                                    ---------  ---------

Cash flows from financing activities:
  Bank borrowings, net............................        --        (41)
  Proceeds from sales of common stock.............         2        316
  Repayment of capital lease obligations..........      (259)      (212)
                                                    ---------  ---------
Net cash provided by (used for) financing
   activities.....................................      (257)        63
                                                    ---------  ---------
Effect of exchange rate changes on cash...........        (9)        --
                                                    ---------  ---------
Net increase in cash and cash equivalents.........       920      2,419
Cash and cash equivalents, beginning of period....     5,422      3,459
                                                    ---------  ---------
Cash and cash equivalents, end of period.......... $   6,342  $   5,878
                                                    =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $     488  $     664
                                                    =========  =========
  Cash paid for income taxes...................... $       4  $       2
                                                    =========  =========
  Noncash investing and financing activities:
     Cancellation of notes receivable and
       related common stock....................... $       1  $      --
                                                    =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2001 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and nine months ended October 31, 2001 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending October 31, 2001 and October 31, 2000, although the third fiscal quarter of fiscal 2002 and 2001 ended on November 3, 2001 and October 28, 2000, respectively.

2. Inventories

Inventories consisted of the following (in thousands):

                                     October 31,   January 31,
                                         2001         2001
                                     -----------  -----------
Raw materials ..................... $     2,769  $     3,635
Work in process ...................       1,529        2,325
Finished goods ....................       1,254        2,199
                                     -----------  -----------
Inventories - net ................. $     5,552  $     8,159
                                     ===========  ===========

3. Line of Credit

As of October 31, 2001, the Company had $12,000,000 outstanding under a
$12,000,000 bank line of credit that expires in October 2002, bears interest at the U.S. Treasury Bill rate (2.0% at October 31, 2001) plus 0.85%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in the Company's Balance Sheet as of October 31, 2001 as
restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October
2002 and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of October 31, 2001, the Company had utilized $178,000 of the standby letter of credit under this second line of credit. The lines of credit contain certain covenants that, among other things, required the Company to maintain tangible net worth plus subordinated debt of at least $13,000,000. As of October 31, 2001, the Company was in compliance with these covenants.

4. Net Income per Share

Basic EPS for the periods presented is computed by dividing net income (loss)
by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted EPS computation for the periods presented (in thousands except per share data):

                                       Three months ended    Nine months ended
                                          October 31,           October 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Numerator:

Net income (loss)................... $  (1,666) $    (665) $  (6,890) $       6
                                      =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding......................    16,310     16,334     16,313     16,303
Common shares subject to
   repurchase.......................        --        (55)        (2)       (55)
                                      ---------  ---------  ---------  ---------
Shares used in computation, basic...    16,310     16,279     16,311     16,248
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        --         --         --         55
Stock options and warrants..........        --         --         --      1,455
                                      ---------  ---------  ---------  ---------
Shares used in computation, diluted.    16,310     16,279     16,311     17,758
                                      =========  =========  =========  =========
Net income (loss) per share:
  Basic ............................ $   (0.10) $   (0.04) $   (0.42) $    0.00
                                      =========  =========  =========  =========

  Diluted .......................... $   (0.10) $   (0.04) $   (0.42) $    0.00
                                      =========  =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                       Three months ended    Nine months ended
                                          October 31,           October 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Common shares subject to repurchase...      --         55         --         --
Stock options.......................     3,465      3,456      3,465        272
Stock warrants......................        --        164         --        164

5. Comprehensive Loss

The reconciliation of net income (loss) to total comprehensive loss is as follows (in thousands):

                                       Three months ended    Nine months ended
                                          October 31,           October 31,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net income (loss)................... $  (1,666) $    (665) $  (6,890) $       6
Other comprehensive income
   - net unrealized loss on
      short-term investments........        (4)        (1)       (10)      (171)
   - cumulative translation
      adjustment....................        --         --         (9)        21
                                      ---------  ---------  ---------  ---------
Total comprehensive loss............ $  (1,670) $    (666) $  (6,909) $    (144)
                                      =========  =========  =========  =========

6. Segment Disclosure

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

7. Derivatives

In June 1998, the Financial Accounting Standards Board, or the FASB, issued
Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. The Company adopted SFAS 133, as amended, on February 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no derivative financial instruments as of October 31, 2001 and has not entered into any derivative transactions historically.

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

8. Recently Issued Accounting Pronouncements

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, Business Combinations, or SFAS 141, and Statement of Financial
Accounting Standards No. 142, Goodwill and Other Intangible Assets, or
SFAS 142. SFAS 141 requires that all business combinations initiated after June
30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. The
Company does not expect the adoption of SFAF 141 and SFAS 142 to have an impact on the Company's financial position, results of operations or cash flows.

In October 2001, the financial Accounting Standards Board issued SFAS No.
144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed.
Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued
operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs and statements regarding our anticipated revenues from PC-upgrade products, commercial streaming video products and consumer internet appliance products, and sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-
looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Factors Affecting Future Operations"
in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our
Form 10-K for the year ended January 31, 2001 and our subsequent reports on Form
10-Q.

RESULTS OF OPERATIONS

Net Revenues. We reported a net loss of $1,666,000, or $0.10 per basic and diluted share on net revenues of $3,416,000 for the fiscal quarter ended October 31, 2001, compared to a net loss of $665,000, or $0.04 per basic and diluted share on net revenues of $5,479,000 for the same quarter in the prior year. Net revenues for the third quarter of fiscal 2002 decreased 38% as compared to the same period last year. The overall decrease in net revenues is primarily attributable to the continuing decline in demand for our MPEG board and chipset products in PC-DVD upgrade markets.  Even though overall total net revenues were significantly decreased year-over year, revenues from sales of our new streaming video consoles and MPEG chipsets to commercial streaming video and consumer internet appliance markets were slightly increased during this quarter as compared with the same period in fiscal 2001.

The following table sets forth our net revenues in each product group (in thousands):

                                        Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 MPEG boards......................... $  1,224  $  1,072   $  5,816  $ 11,579
 MPEG chipsets.......................      998     3,593      2,406    12,105
 Other...............................    1,194       814      1,398     2,860
                                       --------  --------   --------  --------
Total net revenues................... $  3,416  $  5,479   $  9,620  $ 26,544
                                       ========  ========   ========  ========

MPEG chipset net revenues for the third quarter of fiscal 2002 decreased 72%
to $998,000, as compared to $3,593,000 for the same period last year. MPEG chipset net revenues for the first three quarters of fiscal 2002 decreased 80%
to $2,406,000, as compared to $12,105,000 for the same period last year. Sales of MPEG board products for the third quarter of fiscal 2002 increased 14% to
$1,224,000 as compared to $1,072,000 for the corresponding period in the prior year. Sales of MPEG board products for the first three quarters of fiscal 2002 decreased 50% to $5,816,000, as compared to $11,579,000 for the corresponding period in the prior year. Sales of other products, including sales of our new streaming video consoles, for the third quarter of fiscal 2002 increased 47% to
$1,194,000 as compared to $814,000 for the corresponding period in the prior year. Sales of other products for the first three quarters of fiscal 2002 decreased 51% to $1,398,000, as compared to $2,860,000 for the corresponding period in the prior year. MPEG-based boards and chipsets represented 65% and 85%
of net revenues for the quarter ended October 31, 2001 and October 31, 2000, respectively.  Other products represented 35% and 15% of net revenues for the quarter ended October 31, 2001 and October 31, 2000, respectively. For the nine months ended October 31, 2001, MPEG-based boards and chipsets represented 85% of net revenues, and other products represented 15% of net revenues. For the nine months ended October 31, 2000, MPEG-based boards and chipsets represented 89% of net revenues, and other products represented 11% of net revenues.

The decrease in net revenues from MPEG-based chipsets for the three months and nine months ended October 31, 2001 is largely due to the continuing decline in demand for our products in PC-DVD upgrade markets. The slight increase in net revenues from MPEG-based board products for the three months ended October 31,
2001 is primarily attributable to sales of MPEG-based board products to commercial streaming video markets, and the decrease in net revenues from MPEG-
based board products for the nine months ended October 31, 2001 is largely due to the continuing decline in demand for our products in the PC-DVD upgrade market.  In fiscal 2002, we expect our revenues from sales of our products in the PC-DVD upgrade markets to decrease significantly on a year-over-year basis due to the prevalence of DVD-enabling software provided as the original component in many PCs. The category "Other" in the above table includes development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and set-top boxes, and commercial streaming video consoles and accessories. Development fees totaled approximately
$81,000 and $224,000 for the three months and nine months ended October 31,
2001, respectively, and totaled approximately $814,000 and $1,802,000 for the three months and nine months ended October 31, 2000, respectively. The slight increase in net revenues from other products for the three months ended October
31, 2001 as compared to the same period in fiscal 2001 is primarily attributable to sales of our new consoles to commercial streaming video markets, and the overall decrease in net revenues from other products for the nine months ended
October 31, 2001 is attributable to a decrease of development fees due to fewer development projects and the increasingly complex nature which requires longer time to develop. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by market segment (in thousands):

                                        Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 Commercial streaming video.......... $  1,825  $    203   $  5,165  $  5,858
 Consumer internet appliance.........    1,055       669      2,476     2,411
 PC-DVD upgrade......................      455     3,700      1,755    16,029
 Other...............................       81       907        224     2,246
                                       --------  --------   --------  --------
Total net revenues................... $  3,416  $  5,479   $  9,620  $ 26,544
                                       ========  ========   ========  ========

For the three months ended October 31, 2001, revenues from
sales of our products to commercial streaming video markets increased 799% to
$1,825,000, from $203,000 for the same quarter of last year. Revenues from sales of our products to consumer internet appliance markets increased 58% to
$1,055,000, from $669,000 for the same quarter of last year. Revenues from sales of our products to PC-DVD upgrade markets decreased 88% to $455,000 from
$3,700,000 for the same quarter of last year. For the nine months ended October
31, 2001, revenues from sales of our products to commercial streaming video markets decreased 12% to $5,165,000, from $5,858,000 for the same period of last year. Revenues from sales of our products to consumer internet appliance markets increased 3% to $2,476,000, from $2,411,000 for the same period of last year.
Revenues from sales of our products to PC-DVD upgrade markets decreased 89% to
$1,755,000 from $16,029,000 for the same period of last year.

The significant increase in revenues from sales of our products to commercial streaming video markets in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is mainly attributable to increased sales of our
MPEG board products and the introduction of our new console products in
corporate streaming video markets.   The overall decrease in revenues from our
MPEG board products to commercial streaming video markets in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 is primarily attributable to the general economic downturn in the PC market and also reflects fluctuations caused by the project-oriented nature of sales of our products to all our streaming video markets. We expect our revenues from commercial streaming video markets to continue to fluctuate year over year.  The increase in revenues from sales of our products to consumer internet appliance markets in the third quarter and first nine months of fiscal 2002 is attributable to increased sales of our MPEG chipsets to set-top box manufacturers. The consumer internet appliance market remains in an emerging phase and we expect fluctuating revenues to continue. The decrease in revenues from sales of our products to PC-DVD upgrade markets in the third quarter and first nine months of fiscal 2002 is due to the continuing decline in demand for products in the PC-DVD upgrade market.  We expect our revenues from PC add-in products to be relatively insignificant in future periods as a result of our decision to focus on the video-on-demand and consumer internet appliance markets. The category "Other" in the above table consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products and for each of these market segments. The overall decrease in net revenues from other products for the three months and nine months ended October 31, 2001 as compared with the same periods in fiscal 2001 is attributable to a decrease of development fees due to fewer development projects and the increasingly complex nature which requires longer time to develop. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by geographic region (in thousands):

                                        Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
 North America....................... $  2,244  $   (149)  $  5,486  $ 10,019
 Asia & Other regions................      648     5,368      2,110    15,511
 Europe..............................      524       260      2,024     1,014
                                       --------  --------   --------  --------
Total net revenues................... $  3,416  $  5,479   $  9,620  $ 26,544
                                       ========  ========   ========  ========

Revenues from North America represented 66% of net revenues for the quarter and 57% for the nine months ended October 31, 2001, respectively as compared with (3%) and 38% in the comparable periods of the prior year. Our international sales represented 34% of net revenues for the quarter and 43% for the nine months ended October 31, 2001, respectively, as compared with 103% and 62% in the comparable periods of the prior year.

North America revenues increased to $2,244,000 for the three months ended
October 31, 2001 from $(149,000) for the three months ended October 31, 2000, and decreased to $5,486,000 for the nine months ended October 31, 2001 from
$10,019,000 for the nine months ended October 31, 2000.  The significant increase for the quarter ended October 31, 2001 is largely due to increased sales from our products to commercial streaming video markets, and the decrease for our products in the nine months ended October 31, 2001 is largely due to the continuing decline in demand for our products in the PC-DVD upgrade market.
Total international revenues for the three months ended October 31, 2001 decreased 79% to $1,172,000 from $5,628,000 for the three months ended October
31, 2000. Total international revenues for the nine months ended October 31,
2001 decreased 75% to $4,134,000 from $16,525,000 for the nine months ended
October 31, 2000. The overall decrease in revenues from worldwide sales for the quarter and nine months ended October 31, 2001 from the comparable periods last year is primarily attributable to the continuing global downturn in the PC market.

Our revenues from Europe as a percentage of total net revenues were 15% for the quarter and 21% for the nine months ended October 31, 2001, as compared with
5% and 4% in the comparable periods of the prior year. Our revenues from Europe increased 102% to $524,000 for the quarter ended October 31, 2001 from $260,000 for the quarter ended October 31, 2000, and increased 100% to $2,024,000 for the nine months ended October 31, 2001 from $1,014,000 for the nine months ended
October 31, 2000. This increase is primarily attributable to increased sales of our MPEG-chipsets to set-top box manufacturers and the sales of our streaming video products to a distributor in Europe. Sales to three U.S. customers accounted for approximately 30%, 11% and 11% respectively of total net revenues for the quarter ended October 31, 2001 and sales to one U.S customer accounted for 16% in the same period last year. Sales to three U.S customers accounted for approximately 11%, 16% and 11% respectively of total net revenues during the nine months ended October 31, 2001, as compared with one U.S customer accounting for 14% in the same period last year. Sales to two international customers accounted for approximately 6% and 5% respectively of total net revenues during the third quarter and 12% and 6% respectively during the nine months ended
October 31, 2001, as compared with two international customers accounting for
32% and 28% respectively for the quarter ended October 31, 2000, and 17% and 15%
respectively for the nine months ended October 31, 2000. Our customers in Asia are primarily computer board manufacturers, while our customers in the U.S. and
Europe are board distributors.

Gross Margin.  Our gross margin as a percentage of total net revenues for the quarter ended October 31, 2001 was 44% as compared to 42% during the same quarter last year. For the nine months ended October 31, 2001, gross margin was 40% as compared to 37% during the same period of last year.  The year-over-
year improvement in gross margin for the quarter and nine months ended October
31, 2001 is primarily due to our continuing effort in the cost reduction of our
MPEG boards and chipsets, the increased sales of our products to streaming video markets which have relatively high gross margins and the decreased sales of our products to PC-DVD markets which have a relatively low gross margin. Our gross margins may vary from quarter to quarter primarily due to changes in our pricing models and product sales mix.

Costs and Expenses.  Sales and marketing expenses increased by
$118,000 or 13%, during the third quarter of fiscal 2002, and increased by
$317,000, or 10% during the first nine months of fiscal 2002, as compared to the same periods in fiscal 2001. These increases in sales and marketing expenses compared to last year resulted from the increased headcount and expenses associated with the expansion of our product marketing and sales development group. We expect our sales and marketing expenses will increase year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $130,000, or 7%, during the third quarter of fiscal 2002, and increased by $496,000, or 9% during the first three quarters of fiscal 2002, as compared to the same periods in fiscal 2001. These increases in research and development expenses compared to last year resulted from the equipment expenses related to product development and additional engineering staff at our headquarters as well as at our development center in France. As a result of the continuing efforts in the development of our proprietary DVD/MPEG-
2 based products, research and development expenses may increase year-over-year.
General and administrative expenses decreased by $119,000, or 30%, during the third quarter of fiscal 2002, and decreased by $44,000, or 2%, during the first three quarters of fiscal 2002 as compared to the same periods in fiscal 2001.
These decreases in general and administrative expenses were largely due to the one-time effect from the recovery of previously written-off accounts receivable in the amount of $329,000. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments, including restricted cash, of $19.5 million at October 31, 2001, as compared with $22.3 million at January 31, 2001. The decrease of $2.8 million during the first nine months of fiscal 2002 was primarily due to the use of $2,371,000 for operating activities, repayment of $259,000 for capital leases, and the use of $142,000 for capital equipment.

Our primary sources of funds to date have been cash generated from operations, proceeds from stock issuances and bank borrowings under lines of credit. We believe that our current cash and short-term investments, combined with the availability of funds under our existing cash and asset-based banking arrangements, are sufficient to meet present and anticipated working capital requirements and other cash needs for the foreseeable future. However, we may have to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing prior to that time. We can give no assurances that such capital will be available to us. The estimate of the length of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below in "Factors Affecting Future Operating Results," as well as other factors. Actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; changes in our pricing models and product sales mix; market acceptance of the technology embodied in our products generally and our products in particular; customer acceptance of our products; shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which could occur either gradually or precipitously; inventory obsolescence;
write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials, for example, our source of supply for silicon wafers was, and may in the near future be affected by earthquakes in
Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to economic instability. There can be no assurance that such instability will not have a material adverse effect on any future international revenues. In addition, the September 11 terrorist attacks in the United States could have an adverse effect on our revenues and financial condition. Economic and political uncertainty resulting from the attacks could result in further declines in demand for our products in the markets that we operate. We do not know what continuing effect the September attacks, any further attacks, or the war in Afghanistan could have on our business, revenues or results of operations. If businesses decide to defer or cancel purchases or deployment of our products, our revenues will be adversely affected, which would have an adverse effect on our financial condition. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Sensitivity. At October 31, 2001, we held $1.2 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at October 31, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At October 31, 2001, we had $12,000,000 outstanding under a $12,000,000 variable interest rate bank line of credit, no borrowing outstanding under a
$6,000,000 variable interest rate bank line of credit and utilized $178,000 of standby letter of credit under this second line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and
French Franc are the financial currencies for our subsidiaries in Hong Kong and
France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and French Franc. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at October 31, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

We did not file any Reports on Form 8-K during the quarter ended October
31, 2001.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Date: December 18, 2001

By:

/s/ Thinh Q. Tran

Thinh Q. Tran

 Chairman of the Board, President and Chief Executive
Officer
(Principal Executive Officer)

By:

/s/ Kit Tsui

Kit Tsui

 Chief Financial Officer and Secretary
(Principal Accounting Officer)