Form 10-K
period 2002-01-31
SIGMA DESIGNS INC
filed 2002-05-02
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

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

Common Stock
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $82,138,620 as of April 22, 2002 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were16,427,724 shares of the Registrant's Common Stock issued and outstanding on April 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on June 21, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Sigma Designs, Inc.
2002 ANNUAL REPORT ON FORM 10-K
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

Overview

Founded in 1982, Sigma Designs, Inc. specializes in silicon-based moving picture experts group, or MPEG, decoding solutions for broadband set-top appliances and commercial streaming systems that feature video-on-demand, or VOD. Headquartered in Milpitas, Calif., Sigma also has a research and development center in France, as well as sales offices in China, Europe, Hong Kong, Japan, Korea and Taiwan. Our award-winning REALmagic video-streaming technology is used in both commercial and consumer applications, providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2 and MPEG-4 content. Based on this core technology, Sigma has developed system solutions for convergence products including streaming video, DVD playback, Internet connectivity and personal video recording. Sigma's products are sold worldwide through a direct sales force, distributors and original equipment manufactures.

A pioneer in the MPEG hardware decoder market, we introduced our REALmagic card in 1993, an MPEG playback card for PCs. In April 1997, we announced our entry into the DVD market. A key element of DVD specification is the use of MPEG-2 standards for digital video compression, a technology with which Sigma has established expertise. Our MPEG-2 chips and add-in boards have been used worldwide in leading multimedia PC platforms to enable applications such as DVD title creation, DVD decoding, streaming video and IP multicasting.

During the past few years, Sigma has expanded well beyond its PC card beginnings and is working with telecommunication companies, or telcos and cable operators on trial deployments involving advanced DSL, broadband over cable, fiber to the home, and other networks for delivering VOD to consumer homes, multiple dwelling units and commercial hotel chains. This involvement has led to technology investments in streaming video silicon and software. At the end of 2001, Sigma introduced the industry's first DVD resolution MPEG-4 decoder chip for set-top appliances, establishing a unique position to contribute to the deployment of next generation capabilities.

Industry Partnerships

To meet customer needs for a complete solution for set-top appliances, Sigma has developed strong partnerships with leading suppliers of chipsets, system software and video servers/encoders.

Complete solutions for streaming include key vendors of video servers, MPEG encoders and IP video routers, which include Apple, Cisco, Concurrent, Envivio, Infovalue, iVAST, Minerva, nCUBE, OKI, SGI, Streaming21, Sun Microsystems and Thirdspace.

Sigma's set-top appliance reference designs depend on vendors of processors, graphics controllers, video encoders and digital TV front-end chipsets, including B2C2, Focus Enhancements, Intel, National Semiconductor, Silicon Image, Cirrus Logic and TVIA.

In addition, Sigma is working with the following vendors of operating systems, middleware (DVD, DTV, VOD, PVR and Internet) and drivers to provide complete solutions for advanced set-top appliances, which include DTVRo, Enreach, Inprimis, Liberate, Metro Link, Microsoft and Tuxia.

Sigma Business Strategy

Our objective is to provide leading digital video decoding solutions that enable full-screen, full-motion, best quality video in streaming applications and on internet set-top boxes, and consumer DVD players. To accomplish this goal, we need to promote widespread acceptance of REALmagic technology and solutions. The key parts of this strategy include:

Win More Set-Top Box Partnerships

We are actively working with several partners to promote use of our silicon solutions for video on demand and DVD playback in set-top box applications. We will continue to nurture these relationships in order to associate with the volume manufacturers of these set-top boxes and enable more opportunities for uses of our silicon solutions. So far, these relationships have focused on set-top box designs that provide Internet connections via conventional dial up or Digital Subscriber Line, or DSL, technology and to a limited extend, cable networks. We are actively seeking additional relationships with an expanded set of network providers and manufacturers in these and other segments.

Introduce New Generations of Decoder Chipsets

A significant aspect of our product strategy is to increase the sale of chipsets featuring our REALmagic Video Streaming Technology while continuing to develop newer versions and generations of products, including chipsets for set-top boxes, consumer DVD progressive players, and HDTV applications. We seek to continue to offer consumers better-featured and lower-priced products over time.

Sigma Products

Sigma currently markets products primarily in two forms, chipsets and board-level products.

Chipset Products

Sigma's line of MPEG decoder chips featuring REALmagic video streaming technology is designed to provide the highest quality video possible. We complement our silicon technology with an embedded software base, portable to a wide range of operating environments. Featuring VOD and DVD client players, Sigma's software is available under Windows, Linux and WinCE operating systems.

EM8220/8300 series - provides MPEG-1 and 2 video decoding solutions for PC-based DVD playback and streaming video, which won wide acclaim as the top MPEG hardware for the PC, and included retail offerings by Panasonic.

EM8400 series - provides MPEG-1 and 2 video and audio decoding for broadband interactive set-top boxes, and has achieved over 40 design wins in its target segment, including such notables as Fujitsu-Siemens, Acer and Samsung.

EM8470 series - represents the first MPEG-4 silicon solution for the set-top box market, in a form that is pin-compatible with our widespread EM8400 to enable convenient upgrades to the latest decoding format.

Board-Level Products

Sigma board level products, which are based on our silicon and software technology, are marked into both commercial streaming video and consumer PC add-in markets.

NetStream 2000 Series - PC add-in cards featuring high performance MPEG-1 and 2 decoding, bring streaming video to virtually any PC-based system.

REALmagic DVR - a desktop PC add-in solution that plugs into a standard PCI slot, and works with standard DVD writeable media to enable encoding and authoring of DVD titles in a corporate or educational environment.

REALmagic Xcard - a consumer PC add-in solution that creates a home theatre solution by plugging into a standard PCI slot and providing TV output from content collected in DVD, VCD, DivX and ISMA MPEG-4 formats.

REALmagic Hollywood Plus - a consumer PC add-in solution that plugs into a standard PCI slot, and provides PC-based hardware playback of DVD or VideoCD content.

Other Products and Services

In addition to Sigma's main lines of product, we also offer stand-alone systems, primarily our NetStream console, as well as professional development services.

Reference Designs

As a marketing tool, Sigma provides reference designs, which are end-user prototype designs showing how our silicon solutions integrate into complex consumer appliances. These reference designs serve several purposes, including proof of concept to prospective customers, as well as an invaluable research and development experience for our engineers who develop the integrated end solution. This process always gives us ideas for what to incorporate into our next generation solutions.

Marketing and Sales

We currently sell most of our products through our direct sales force. We augment these sales through a select set of distributors and VARs operating in different regions of the world. Our U.S. distributor is Ingram Micro, Inc. Our OEMs include EPOX, Fujitsu-Siemens GCT-Allwell, Kreatel and Lung Hwa Electronics Co., Ltd. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on a twelve to sixteen week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on our financial condition. Three customers accounted for 15%, 14% and 11% of our total net revenues in fiscal 2002.

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

Research and Development

As of January 31, 2002, we had a staff of 60 research and development personnel. The research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

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

We cannot guarantee that any substantial advances will be made in the REALmagic MPEG technology or, if they are made, that we will be able to market such advancements to achieve profitability.

During fiscal 2002, 2001, and 2000, our research and development expenses were $8.1 million, $7.4 million, and $6.4 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for MPEG decoder products is highly competitive. Companies such as Broadcom, ST Microelectronics, and LSI Logic have high profiles in the industry. The possibility exists that other companies with more marketing and financial resources may develop a competitive product that may inhibit the wide acceptance of REALmagic technology. We believe that there are manufacturers who are developing MPEG products that will compete directly with REALmagic products in the near future.

We believe that the principal competitive factors in the market for MPEG decoder products include time to market for new product introductions, product performance, industry standards compatibility, price, and marketing and distribution resources. We believe that we compete most favorably with respect to time to market, product performance and price of our REALmagic products.

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features in current and future versions of REALmagic. We currently have thirteen pending patent applications for our REALmagic technology. Seventeen patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Employees

As of January 31, 2002, we had 108 full-time employees, including 60 in research and development, 24 in marketing, sales and support, 7 in operations, and 17 in finance and administration.

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

If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001 and 2002 and had negative cash flow in fiscal 1995, 1998 and 2002. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2002 and 2001 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through January 31, 2002, our total accumulated deficit is $56,449,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be serious harmed.

We have an amended and restated business loan agreement with Silicon Valley Bank, dated September 7, 2001. Under the agreement we gave two secured promissory notes in total principal amounts of $12.0 million and $6.0 million to Silicon Valley Bank, under which we may borrow as needed. Under the agreement and the notes, we are subject to certain covenants that, among other things, required us to maintain tangible net worth plus subordinated debt of at least $11.5 million as of January 31, 2002 and subsequently amended to $10.5 million. Since July 1997, we have, on occasion, been in violation some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. However, it is possible that we may need a waiver for future periods and there are no guarantees that Silicon Valley Bank will grant these waivers. In the instance that we do not meet these covenants, and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition and our ability to sustain growth.

Marketing risks and volatility of OEM customer sales and resale distribution may harm our business.

Our ability to increase sales, achieve profitability and maintain REALmagic as an industry digital video decoding standard depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. We have not achieved bundling agreements with many OEM customers to ensure the success of our REALmagic product line. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. In addition, three of our customers accounted for 15%, 14% and 11% of our total net revenues, respectively, in fiscal 2002. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve profitability also depends on a substantial increase in the sales of REALmagic products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of REALmagic products could result in product returns or delayed or uncollectable receivables. For example, in fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $1.4 million. We also provided for a bad debt allowance in the amount of approximately $2.2 million. Such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for our REALmagic products.

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

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. During fiscal 2002 and 2001, we wrote down our inventory in the amount of approximately $1.4 million and $1.9 million respectively, because of a continuing decline in demand for certain of our PC-related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. This higher cost could result in downward pressures on our gross margins.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our business will not be financially viable.

The market for multimedia products is highly competitive and is also influenced by embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth of our REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products. These competitors include:

  STMicroelectronics;

  Equator Technologies;

  Zoran Corporation;

  LSI Logic/C-Cube;

  ESS Technology;

  Broadcom;

  Cirrus Logic;

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

Our future revenue growth depends in large part on the adoption of MPEG technology

MPEG LA, LLC provides licensing terms and administers royalty payments for use of patented technology associated with the use of MPEG standards. Terms of use of MPEG-2 patents have been in place for a number of years. Terms for use of MPEG-4 patents are still awaiting finalization, though proposed MPEG-4 royalties associated with shipments of decoders are consistent with that of MPEG-2. Run-time fees for MPEG-4 use in streaming and broadcast are still under consideration, which represent some risk to Sigma. Our business strategy is, and has been, to focus on REALmagic products by investing heavily in MPEG technology. If these fees are minor, as expected, the deployment of MPEG-4 will continue unabated. If these fees become substantive in nature, it may result in decreased adoption, which will negatively affect our revenue expectations from products incorporating this feature. In addition, there are MPEG-4 alternatives being pushed by companies such as Microsoft and RealNetworks that could compete with MPEG-4 for market share negatively affecting our revenue expectations.

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

  loss of our key personnel;

  technical problems causing shipping delays;

  availability of third-party manufacturing capacity; and

  the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

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

Announcements of directly competing products will likely have a negative effect on our operating results. Based on our experience, we believe that a substantial portion of our shipments will occur in the third month of a quarter, with significant shipments completed in the latter part of the third month. This shipment pattern causes our operating results to be difficult to predict. Currently, we place orders to purchase semiconductor products from our foundries with a long lead-time. If, as a result of inaccurate forecasts or cancelled purchase orders, our anticipated sales and shipments in any quarter do not occur when expected, our inventory levels could be disproportionately high. This would require significant working capital and harm our operating results.

We face many risks because of our heavy reliance on certain manufacturers and suppliers that could harm our business and financial condition.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold seventeen patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

Our international operations are subject to certain risks.

During fiscal 2002, 2001, and 2000, sales to international customers accounted for approximately 42%, 65%, and 67% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

Due to the concentration of international sales and the manufacturing capacity in Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from our foundries. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. If and when we engage in transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world has recently been subject to increased levels of economic instability, and this instability could seriously harm our results of operations.

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

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and directors and their ages as of April 1, 2002 are as follows:

           Name            Age                    Position
-------------------------- ---- ---------------------------------------------
Thinh Q. Tran               48  Chairman of the Board, President, and Chief
                                Executive Officer
Silvio Perich               53  Senior Vice President, Worldwide Sales
Jacques Martinella          46  Vice President, Engineering
Kenneth Lowe                46  Vice President, Business Development
Kit Tsui                    52  Chief Financial Officer, and Secretary
William J. Almon(1)(2)      69  Director
William Wang(1)(2)          38  Director
Julien Nguyen(1)            45  Director
______________

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Mr. Tran, a founder of Sigma, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining Sigma, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Perich joined Sigma in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales. Mr. Perich was a co-founder of Costar Incorporated, a manufacturers' representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc, a specialty semiconductor manufacturer.

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

Mr. Almon has served as a Director of Sigma since April 1994. Mr. Almon also serves as a Director of Read-Rite Corporation, and Exabyte Corporation. Mr. Almon is currently Managing Director of Finaline Technology, a business software company. Prior to that Mr. Almon was Managing Director of Netfish Technology from 1999 to May 2001 when it was acquired by Iona Technologies PLC. He was Chairman of the Board of InterNet Image, an internet software company that was merged with Intraware Inc. in October 1999. In May 1994, Mr. Almon founded and served as Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks. From December 1989 until February 1993, Mr. Almon served as President and Chief Executive Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices. Prior to 1987, Mr. Almon spent 30 years with IBM Corporation, holding executive positions in both software and hardware management, most recently as Vice President, Low End Storage Products.

Mr. Wang became a Director of Sigma in October 1995. From January 1995 to the present, Mr. Wang has served as Chairman of the Board, Chief Executive Officer and President of Princeton Graphic Systems, a supplier of computer monitors, and has served since January 1996 as a Director of Diva Labs. From 1990 to April 1997, Mr. Wang served as Chairman of the Board and Chief Executive Officer of MAG Innovision Co., Inc., a supplier of computer monitors. From 1986 until 1990, Mr. Wang worked at Tatung Company of America in the Video Display Division

Mr. Nguyen became a Director of Sigma in May 2000. Mr. Nguyen is Managing Partner of Applied Materials Ventures, a corporate venture fund. Mr. Nguyen co-founded and was the Chairman of ezlogin, a developer of personalization infrastructure tools for internet sites and wireless carriers. Prior to ezlogin, Mr. Nguyen founded Novita Communications, and served as its Chief Executive Officer. Novita developed Java-based communications software and services. In 1998, Novita was acquired by PlanetWeb. From February 1995 to October 1996, Mr. Nguyen served as Co-Chairman and Chief Technical Officer of the Company. From August 1993 until January 1995, he served as Vice President, Engineering and Chief Technical Officer of the Company. From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive of E-Motions, which was acquired by the Company in 1993. Prior to founding E-Motions, Mr. Nguyen worked at Radius Inc. as Director of Product Development and was in charge of all product development for five years. Mr. Nguyen also serves as an observer on the boards of Zepton Networks, Siros Technologies, GlimmerGlass Networks.

ITEM 2. FACILITIES

We currently lease a 25,000 square foot facility in Milpitas, California that is used as our headquarters. The lease will expire in September 2002. We also lease facilities for sales offices in Hong Kong and Shenzhen China, and for research and development near Paris, France. Currently, we are in the process of negotiating a five-year lease of approximately 40,000 square foot facility in Milpitas, California. We believe that the new facility would be adequate to accommodate our operations in the near term.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR SIGMA DESIGNS' COMMON STOCK

Our common stock trades on the Nasdaq Stock Market's Nasdaq National Market under the trading symbol "SIGM". The table below sets forth the high and low sales prices per share of our common stock for the periods indicated.

                                     Fiscal 2002     Fiscal 2001
                                   -------------   --------------
                                    High   Low      High    Low
                                   ------ ------   ------ -------
First quarter ended April 30.....   2.56   1.13    11.38    3.94
Second quarter ended July 31.....   3.18   1.37     7.13    3.50
Third quarter ended October 31...   1.97   0.83     6.44    2.13
Fourth quarter ended January 31..   2.72   1.10     3.97    1.03

As of April 22, 2002, we had 228 shareholders of record. We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year ended January 31,       2002      2001      2000      1999      1998
-------------------------  --------  --------  --------  --------  --------
                               (In thousands, except per share data)
Net revenues..........     $13,437   $29,476   $50,324   $43,540   $36,982

Net income (loss)
 available to
 common shareholders..     (10,392)   (6,868)    2,263    (2,690)   (5,648)

Diluted net income
 (loss) per share
 available to
 common shareholders..       (0.64)    (0.42)     0.13     (0.21)    (0.51)

Working capital.......      10,475    19,706    27,092    23,578    18,960

Total assets..........      26,274    38,334    44,751    44,220    38,329

Shareholders' equity..      11,466    21,781    28,403    24,771    20,312

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

Results of Operations

For the fiscal year ended January 31, 2002, our net revenues decreased 54% to $13.4 million from $29.5 million reported for fiscal 2001. This decrease in revenues was primarily attributable to the continuing slowdown of the general economic conditions, and the continuing decline in demand for our MPEG chipset and board products in PC add-in market due to the prevalence of DVD-enabling software provided as original equipment in many PCs. Even though overall total net revenues from sales of MPEG chipset and board products were significantly decreased year-over-year, revenues from sales of our new streaming video console and board products to commercial streaming video market and sales of our chipset products to consumer appliance market increased in fiscal 2002 as compared to fiscal 2001. Our revenues from sales of streaming video console and board products for the commercial steaming video market and sales of chipset products in the set top boxes for the consumer appliance market represented a relatively significant portion of our total net revenues while our revenues from sales of chipset and board products to PC add-in market represented a relatively insignificant portion of our total net revenues for fiscal 2002. The continuing decline in demand for chipsets and boards in PC add-in market, the slower than anticipated emergence of the set top box market, and delays in the deployment of streaming video applications which utilize our products may continue. Should they continue, this decline and these delays would continue to reduce our revenues and harm our business.

Net loss for the fiscal year ended January 31, 2002 was $10.4 million as compared to net loss of $6.9 million for the prior fiscal year. The net loss for fiscal 2002 was primarily caused by the decline in revenues. The net loss for fiscal 2002 included a charge of approximately $927,000 of impairment losses related to an investment of a start-up company, and a specific provision for bad debt allowance in the amount of approximately $121,000 (net of recovery $329,000) due to collectibility issues relating to one of our customers. The net loss for fiscal 2001 included a charge of $1.9 million to write down certain PC-DVD and video networking related inventories due to the decline in demand for those products, and a provision for bad debt allowance in the amount of $2.2 million due to collectibility issues relating to one of our customers and non-payment by another customer for customization services that we provided.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statement of Operations:

                                           Fiscal     Fiscal     Fiscal
                                            2002       2001       2000
                                          ---------  ---------  ---------
Net revenues............................       100%       100%       100%
Cost of revenues........................        59%        70%        69%
                                          ---------  ---------  ---------
Gross margin............................        41%        30%        31%
Operating expenses:
  Research and development..............        60%        25%        13%
  Sales and marketing...................        32%        14%         9%
  General and administrative............        21%        15%         6%
Other (income) expense..................         5%        -1%        -1%
                                          ---------  ---------  ---------
Net income (loss).......................       -77%       -23%         5%
Dividends on preferred stock............        --         --         -1%
                                          ---------  ---------  ---------
Net income (loss) available to
     common shareholders................       -77%       -23%         4%
                                          =========  =========  =========

Net Revenues

The following table sets forth our net revenues in each product group for the last three years:

(Dollars in thousands)             Fiscal 2002    Fiscal 2001    Fiscal 2000
                                 -------------- -------------- --------------

Boards....................         $6,961   52%  $13,575   46%  $22,940   46%
Chipsets..................          3,858   29%   12,936   44%   25,831   51%
Other.....................          2,618   19%    2,965   10%    1,553    3%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES......        $13,437        $29,476        $50,324
                                 =========      =========      =========

Our board level product lines are targeted at OEM customers to address the DVD upgrade market and system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets. Our chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "other" category includes our new product, Netstream consoles for the commercial streaming video market, set-top box products and accessories targeted at the consumer internet information appliance market - a market which we entered in fiscal 2000, and development revenues under agreements for the customization of certain MPEG decoding chips. The costs related to development revenues were included in research and development expenses.

The table below sets forth our revenues by market segment for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2002    Fiscal 2001    Fiscal 2000
                                 -------------- -------------- --------------

Commercial streaming video market  $6,944   52%   $6,673   23%  $12,012   24%
Consumer appliance market.....      3,921   29%    2,775    9%    1,180    2%
PC add-in market..............      2,166   16%   17,799   60%   36,675   73%
Other market..................        406    3%    2,229    8%      457    1%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES..........    $13,437        $29,476        $50,324
                                 =========      =========      =========

Revenues from sales to Commercial streaming video market accounted for 52% of our net revenues in fiscal 2002, 23% in fiscal 2001, and 24% in fiscal 2000. Revenues from sales to Consumer appliance market accounted for 29% of our net revenues in fiscal 2002, 9% in fiscal 2001, and 2% in fiscal 2000. PC add-in market accounted for 16% of our net revenues in fiscal 2002, 60% in fiscal 2001, and 73% in fiscal 2000. Revenues from sales to Other market accounted for 3% of our net revenues in fiscal 2002, 8% in fiscal 2001, and 1% in fiscal 2000. Revenues from sales to commercial streaming video market increased 4% to $6.9 million in fiscal 2002 from $6.7 million in fiscal 2001. Revenue from sales to consumer appliance market increased 41% to $3.9 million in fiscal 2002 from $2.8 million in fiscal 2001. Revenues from PC add-in market decreased 88% to $2.2 million in fiscal 2002 from $17.8 million in fiscal 2001. Revenues from other market decreased 82% to $0.4 million in fiscal 2002 from $2.2 million in fiscal 2001. The increase in revenues from sales of our products to commercial streaming video market in fiscal 2002 as compared to fiscal 2001 is mainly attributable to increased sales of our MPEG board products and the introduction of our new console products in corporate streaming video market. We expect our revenues from commercial streaming video market to continue to fluctuate year over year primarily due to the project-oriented nature of sales of our products to our corporate streaming video market. The increase in revenues from sales of our products to consumer appliance market in fiscal 2002 is attributable to increased sales of our MPEG chipset products to set-top box manufacturers. The consumer appliance market remains in an emerging phase and we expect fluctuating revenues to continue. The decrease in revenues from sales of our products to PC add-in market in fiscal 2002 is due to the continuing decline in demand for products in the PC add-in market. We expect our revenues from PC add-in market to be relatively insignificant in future periods as a result of our decision to focus on the video-on-demand and consumer appliance market. The category "Other market" in the above table consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products for various market segments. The overall decrease in net revenues from other market in fiscal 2002 as compared to fiscal 2001 is attributable to a decrease in development fees due to fewer development projects and the increasingly complex nature which requires longer development time. We expect that net revenues from other market will continue to fluctuate.

The table below sets forth our revenues by geographic region for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2002    Fiscal 2001    Fiscal 2000
                                 -------------- -------------- --------------
United States..................    $7,750   58%  $10,241   35%  $16,535   33%
Asia...........................     3,239   24%   17,326   59%   29,142   58%
Europe.........................     2,401   18%    1,574    5%    4,114    8%
Canada.........................        12    0%       16    0%      296    1%
Other regions..................        35    0%      319    1%      237    0%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES...........   $13,437        $29,476        $50,324
                                 =========      =========      =========

Our U.S. revenues as a percentage of total net revenues were 58% in fiscal 2002, 35% in 2001, and 33% in fiscal 2000. Total U.S. revenues in fiscal 2002 decreased 24% to $7.8 million, from $10.2 million in fiscal 2001. Total Asia revenues as a percentage of total revenues were 24% in fiscal 2002, 59% in fiscal 2001 and 58% in fiscal 2000. Total Asia revenues in fiscal 2002 decreased 81% to $3.2 million in fiscal 2002, from $17.3 million in fiscal 2001. Total Europe revenues as a percentage of total revenues were 18% in fiscal 2002, 5% in fiscal 2001 and 8% in fiscal 2000. Total Europe revenues in fiscal 2002 increased 53% to $2.4 million in fiscal 2002, from $1.6 million in fiscal 2001. Our Asia revenues were derived predominantly from customers in Taiwan. Revenues generated from Taiwan in fiscal 2002 accounted for 10% of our total net revenues, as compared to 19% for fiscal 2001 and 30% for fiscal 2000. Three customers based in U.S and one customer based in Europe accounted for 49% of our total net revenues in fiscal 2002, as compared to two customers based in U.S and three customers based in Asia accounting for 55% of our total net revenues in fiscal 2001 and three customers based in Asia accounting for 41% of our total net revenues in fiscal 2000. The overall year-to-year decrease in revenues from fiscal 2001 to fiscal 2002 was primarily attributable to the global economic downturn and the continuing decline in demand of our PC-DVD upgrade products in the PC market.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 41% in fiscal 2002, 30% in fiscal 2001, and 31% in fiscal 2000. Excluding development revenues of $0.4 million, the gross margin was approximately 39% in fiscal 2002. This increase was a result of increased sales of our products to streaming video market and chipset products to the set top box consumer appliance market which have relatively high gross margins and the decreased sales of our products to PC add-in market which have relatively low gross margins. We expect our gross margins will vary from period to period due to changes in the mix of product sales and provisions for inventory obsolescent.

Operating Expenses

Sales and marketing expenses increased $166,000 or 4% in fiscal 2002 over fiscal 2001. This increase was largely due to increased headcount and expenses associated the expansion of our product marketing and sales development group. The same expenses decreased $338,000, or 8%, in fiscal 2001 over fiscal 2000. The decrease was the result of a reduction of our business development group personnel, an elimination of outside public relations services, and reduced sales commissions in connection with reduced revenues. We believe that our sales and marketing expenses will increase in future periods as we intend to increase headcount in our sales and marketing organization and to expand our product marketing and sales development.

Research and development expenses increased $739,000 or 10% in fiscal 2002 over fiscal 2001 and $987,000, or 15% in fiscal 2001 over fiscal 2000. The increase in fiscal 2002 over fiscal 2001 was primarily attributable to additional engineering staff at our headquarters as well as at our development center in France, consulting services, and capital equipment related to product development. The increase in fiscal 2001 was largely due to increases in technical development support, and the research and development center established in France during the fourth quarter of fiscal 2000. We expect to continue our efforts in the development of our proprietary MPEG based products, and research and development expenses will likely increase accordingly year-over-year.

Our general and administrative expenses decreased $1.8 million or 39% in fiscal 2002 from fiscal 2001. The decrease was mainly attributable to the significant reduction of approximately $2.2 million of bad debt expense from last fiscal year. Excluding the specific provision for bad debt of approximately $121,000 (net of recovery $329,000) and $1.9 million respectively, in fiscal 2002 and 2001, general and administrative expenses in fiscal 2002 was comparable to fiscal 2001. The same expense increased $1.6 million or 57% in fiscal 2001 from fiscal 2000. Excluding provision for bad debt of approximately $1.9 million in fiscal 2001, general and administrative expenses decreased $293,000 or 10% as compared to fiscal 2000. The decrease was largely due to the refund by our insurance company of costs previously expensed related to a shareholder lawsuit resolved in fiscal 2001 and reduction of legal expenses in general. We expect our general and administrative expenses will increase relatively in future periods due to the continually increasing cost of insurance, professional services and other expenditures associated with our business.

Liquidity and Capital Resources

As of January 31, 2002, our principal sources of liquidity included cash, cash equivalents, restricted cash, and short-term investments of $18.0 million, a decrease of $4.3 million compared with $22.3 million at January 31, 2001. This decrease resulted from operating activities that utilized cash of approximately $3.8 million, acquisition of fixed assets of $172,000, repayment of capital lease obligations of $321,000 and cash used for other investing activities of $118,000 which was partially offset by proceeds of $100,000 from the issuance of our common stock under our stock option plan and employee stock purchase plan.

As of January 31, 2002, we had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2002, bears interest at the U.S treasury bill rate (1.48% at January 31, 2002) plus 0.85%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and is included in our consolidated balance sheet at January 31, 2002 as restricted cash. We also have a $6.0 million bank line of credit available that expires in October 2002 and is collateralized by our accounts receivable, inventories, equipment, and intangibles. As of January 31, 2002, we had utilized $178,000 of the standby letter of credit under this second line of credit. The lines of credit contain certain covenants that, among other things, required us to maintain certain levels of tangible net worth plus subordinated debt based on our projected operating results. At January 31, 2002, we were required to maintain total net equity worth of at least $11.5 million. As of that date, we were not in compliance with this covenant and subsequently obtained a modification to amend this covenant to $10.5 million.

Our primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, capital lease arrangements, and bank borrowings under lines of credit. It is likely that our operation will continue to consume cash in the foreseeable future. Based on our cash projection, we believe that our current reserve of cash and cash equivalents and short- term investments will be sufficient to meet anticipated working capital requirements and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants to maintain the availability of funds under our existing asset-based banking agreements. To insure that we have adequate working capital, we intend to raise additional funding through either public or private offerings of our common or preferred stock or from additional bank financing during the next twelve months. There is no assurance that such capital will be available to us. The estimate of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

Factors Affecting Future Operating Results

Our annual and quarterly results have in the past and may in the future vary significantly due to a number of factors, including but not limited to new product introductions by us and our competitors; the ability of our REALmagic MPEG silicon to compete with other technologies in these merging markets; market acceptance of the technology embodied in our products generally and our products in particular; customer acceptance of our products; shifts in demand for the technology embodied in our products generally and our products in particular and/or those of our competitors; gains or losses of significant customers; reduction in average selling prices and gross margins, which may occur either gradually or precipitously; inventory obsolescence; write-downs of accounts receivable; an interrupted or inadequate supply of semiconductor chips or other materials-for example, our source of supply for silicon wafers was interrupted in fiscal 2000, and may continue to be interrupted in the future because of earthquakes in Taiwan; our inability to protect our intellectual property; loss of key personnel; technical problems in the development, ramp up, and manufacture of products causing shipping delays; and availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to increased economic instability. There can be no assurance that such instability will not have a material adverse effect on our future international revenues. Any adverse change in the foregoing or other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, and inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - Revenues consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, except that revenues are deferred when the Company cannot reasonably estimate the amount of returns or where collectibility is not assured; deferred revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Revenues from product development agreements are recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. We classify all development costs related to such agreements as research and development expenses. Development revenues were $406,000, $1.9 million, and $60,000 for fiscal 2002, 2001 and 2000, respectively.

Account Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. For certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyong the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and related receivable when we cannot reasonably estimate collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. In addition, we record a reserve based on the size and age of all receivable balances against which we have not established a specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us. In fiscal 2002 and 2001, we recorded a provision for general and specific bad debt allowance in the total amount of $121,000 (net of recovery of $329,000) and $2.2 million respectively.

Inventories - With the dramatic decrease in revenue during fiscal 2002 and 2001, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We may be required to take additional charges for excess and obsolete inventories if the current industry downturn extends further into the future than we have currently estimated or we make changes in our current product development plans. We estimate inventory reserves for excess and obsolete inventories based on our assessments of future product sales giving considerations for factors such as the cyclical nature of our industry. These forecasts require us to estimate our ability to see demand for current and further products and compare those estimates with our current inventory levels. If these forecasts or estimates change adversely, or our product roadmaps change, then we would need to further write down inventory.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Stanford Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 effective February 1, 2002 and does not expect the effect of adoption to have a material impact on the Company's financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 on February 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Interest Rate Sensitivity. At January 31, 2002, we held $943,000 in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At January 31, 2002, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowing outstanding under a $6.0 million variable interest rate bank line of credit and utilized $178,000 of standby letter of credit under this second line of credit. If short- term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies in our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2002, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sigma's consolidated financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-23 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning our directors and executive officers is incorporated by reference from the information set forth in the sections entitled "Election of Directors" and "Other Information" contained in our Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning our executive officers is incorporated by reference to the information set forth in Part I of the Annual Report on 10-K.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8- K

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2. Consolidated Financial Statements Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts and Reserves	S- 1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended January 31, 2002.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 1st day of May 2002.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:
Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 1, 2002
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Accounting Officer)	May 1, 2002
/s/ William J. Almon William J. Almon	Director	May 1, 2002
/s/ William Wang William Wang	Director	May 1, 2002
/s/ Julien Nguyen Julien Nguyen	Director	May 1, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2002. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
March 26, 2002 (April 17, 2002 as to the last sentence of Note 6)

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2002 and 2001 (In thousands, except share data)

                                                              2002       2001
                                                            ---------  ---------
ASSETS
CURRENT  ASSETS:
  Cash and cash equivalents............................... $   5,056  $   5,422
  Short-term investments..................................       943      4,907
  Accounts receivable (net of allowances of
    $1,664 in 2002 and $2,124 in 2001)....................     2,168      5,122
  Inventories.............................................     4,482      8,159
  Restricted cash.........................................    12,000     12,000
  Prepaid expenses and other..............................       521        296
                                                            ---------  ---------
           Total current assets...........................    25,170     35,906
EQUIPMENT  - net..........................................       831      1,346
OTHER  ASSETS.............................................       273      1,082
                                                            ---------  ---------
TOTAL..................................................... $  26,274  $  38,334
                                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit..................................... $  12,000  $  12,000
  Accounts payable........................................     1,115      2,423
  Accrued liabilities.....................................     1,336      1,448
  Current portion of capital lease obligations............       244        329
                                                            ---------  ---------
           Total current liabilities......................    14,695     16,200
                                                            ---------  ---------
CAPITAL LEASE OBLIGATIONS.................................       113        349
OTHER LONG TERM LIABILITIES...............................        --          4

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Common stock - no par value:  35,000,000
   shares authorized; shares outstanding:
   2002, 16,378,042; 2001, 16,313,464.....................    67,884     67,785
  Shareholder notes receivable............................        --         (1)
  Accumulated other comprehensive income..................        31         54
  Accumulated deficit.....................................   (56,449)   (46,057)
                                                            ---------  ---------
           Shareholders' equity                               11,466     21,781
                                                            ---------  ---------
TOTAL..................................................... $  26,274  $  38,334
                                                            =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
(In thousands, except share data)

                                            2002       2001       2000
                                          ---------  ---------  ---------
NET REVENUES............................ $  13,437  $  29,476  $  50,324

COSTS AND EXPENSES:
  Cost of revenues......................     7,909     20,661     34,481
  Research and development..............     8,123      7,384      6,397
  Sales and marketing...................     4,318      4,152      4,490
  General and administrative............     2,758      4,511      2,869
                                          ---------  ---------  ---------
           Total costs and expenses.....    23,108     36,708     48,237
                                          ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS               (9,671)    (7,232)     2,087

  Interest income.......................       773      1,355        929
  Interest expense......................      (584)      (936)      (770)
  Other income (expense), net...........      (906)       (53)       162
                                          ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES.......   (10,388)    (6,866)     2,408
PROVISION FOR INCOME TAXES..............        (4)        (2)       (60)
                                          ---------  ---------  ---------
NET INCOME (LOSS).......................   (10,392)    (6,868)     2,348
DIVIDENDS ON PREFERRED STOCK............        --         --         85
                                          ---------  ---------  ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS.......................... $ (10,392) $  (6,868) $   2,263
                                          =========  =========  =========
NET INCOME (LOSS) PER SHARE AVAILABLE
  TO COMMON SHAREHOLDERS:
  Basic................................. $   (0.64) $   (0.42) $    0.14
                                          =========  =========  =========
  Diluted............................... $   (0.64) $   (0.42) $    0.13
                                          =========  =========  =========
SHARES USED IN COMPUTATION:
  Basic.................................    16,317     16,262     15,728
                                          =========  =========  =========
  Diluted...............................    16,317     16,262     17,704
                                          =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (In thousands)

                                                                                      Accumu-
                                                                                       lated
                                                                             Share-    Other                           Total
                                                                             holder   Compre-                         Compre-
                                   Preferred Stock     Common Stock          Notes    hensive    Accumu-              hensive
                                ------------------ -----------------------  Receiv-    Income     lated                Income
                                 Shares    Amount    Shares       Amount      able     (Loss)    Deficit     Total     (Loss)
                                --------  -------- -----------  ----------  --------  --------  ----------  --------  --------
Balances, February 1, 1999.....   1,900  $  1,536  15,435,094  $   64,699  $    (12) $      -  $  (41,452) $ 24,771

Net income.....................       -         -           -           -         -         -       2,348     2,348  $  2,348
Unrealized gain on
  investments..................       -         -           -           -         -       142           -       142       142
                                                                                                                      --------
Comprehensive income...........                                                                                      $  2,490
                                                                                                                      ========
Common stock issued under
  stock plans..................       -         -     418,570         987         -         -           -       987
Exercise of common stock
  warrants.....................       -         -      40,000         207         -         -           -       207
Conversion of Series C
  preferred stock..............  (1,900)   (1,536)    330,416       1,536         -         -           -         -
Dividends on Series C
  preferred stock..............       -         -           -           -         -         -         (85)      (85)
Cancellation of Active
  Designs shares...............       -         -      (3,300)         (1)        1         -           -         -
Tax benefit of employee
  stock transactions...........       -         -           -          33         -         -           -        33
                                --------  -------- -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2000.....       -         -  16,220,780      67,461       (11)      142     (39,189)   28,403

Net loss.......................       -         -           -           -                          (6,868)   (6,868) $ (6,868)
Unrealized loss on investments.       -         -           -           -                (114)                 (114)     (114)
Accumulated translation
  adjustment...................       -         -           -           -                  26                    26        26
                                                                                                                      --------
Comprehensive loss.............                                                                                      $ (6,956)
                                                                                                                      ========
Common stock issued under
  stock plans..................       -         -     131,684         308         -         -           -       308
Exercise of common stock
  warrants.....................       -         -       5,000          26         -         -           -        26
Cancellation of Active
  Designs shares...............       -         -     (44,000)        (10)       10         -           -         -
                                --------  -------- -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2001.....       -         -  16,313,464      67,785        (1)       54     (46,057)   21,781

Net loss.......................       -         -           -           -                         (10,392)  (10,392) $(10,392)
Unrealized loss on investments.       -         -           -           -                 (15)                  (15)      (15)
Accumulated translation
  adjustment...................       -         -           -           -                  (8)                   (8)       (8)
                                                                                                                      --------
Comprehensive loss.............                                                                                      $(10,415)
                                                                                                                      ========
Common stock issued under
  stock plans..................       -         -      69,859         100         -         -           -       100
Cancellation of Active
  Designs shares...............       -         -      (5,281)         (1)        1         -           -         -
                                --------  -------- -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2002.....       -  $      -  16,378,042  $   67,884  $      -  $     31  $  (56,449) $ 11,466
                                ========  ======== ===========  ==========  ========  ========  ==========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (In thousands)

                                                      2002      2001      2000
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................... $(10,392) $ (6,868) $  2,348
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization.................      665       789       720
    Loss on disposal of assets....................       22        13        22
    Other noncash expenses........................      927        51        --
    Changes in operating assets and liabilities:
      Accounts receivable.........................    2,954     7,931       595
      Inventories.................................    3,677      (137)    2,396
      Prepaid expenses and other..................     (225)      201       165
      Accounts payable............................   (1,308)      146    (1,832)
      Accrued liabilities and other...............     (116)      (59)      374
                                                    --------  --------  --------
       Net cash provided by (used for)
         operating activities.....................   (3,796)    2,067     4,788
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment additions.............................     (172)     (364)     (466)
  Proceeds from sales of equipment................       --        --        36
  Purchases of short-term investments.............   (6,773)  (37,636)  (29,118)
  Maturity of short-term investments..............   10,722    38,978    38,009
  Other assets....................................     (118)   (1,019)       42
                                                    --------  --------  --------
      Net cash provided by (used for)
        investing activities......................    3,659       (41)    8,503
                                                    --------  --------  --------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Bank line of credit borrowings, net.............       --       (41)   (1,675)
  Increase in restricted cash.....................       --        --   (12,000)
  Proceeds from sale of common stock..............      100       334     1,194
  Dividends paid..................................       --        --       (80)
  Repayment of capital lease obligations..........     (321)     (382)     (217)
                                                    --------  --------  --------
      Net cash used for
        financing activities......................     (221)      (89)  (12,778)
                                                    --------  --------  --------

Effect of exchange rates changes on cash..........       (8)       26        --
                                                    --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..     (366)    1,963       513

CASH AND CASH EQUIVALENTS:
  Beginning of year...............................    5,422     3,459     2,946
                                                    --------  --------  --------
  End of year..................................... $  5,056  $  5,422  $  3,459
                                                    ========  ========  ========

CASH PAID FOR INTEREST............................ $    584  $    916  $    707
                                                    ========  ========  ========

CASH PAID FOR INCOME TAXES........................ $      4  $      2  $     75
                                                    ========  ========  ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases......... $     --  $    541  $    244
                                                    ========  ========  ========

  Conversion of Series C preferred stock into
    common stock.................................. $     --  $     --  $  1,536
                                                    ========  ========  ========

  Cancellation of notes receivable and related
    common stock.................................. $      1  $     10  $      1
                                                    ========  ========  ========

  Tax benefit of employee stock transactions...... $     --  $     --  $     33
                                                    ========  ========  ========

  Conversion of investment in private equity
    securities into marketable equity securities.. $     --  $     --  $    100
                                                    ========  ========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Sigma Designs, Inc. (the Company) develops, manufactures and markets multimedia computer devices and products. The Company sells its products to computer manufacturers, distributors, value-added resellers and corporate customers.

Principle of Consolidation - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Fiscal 2001 included 53 weeks, and fiscal 2002 and 2000 each included 52 weeks.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash and cash equivalents are on deposit with one financial institution. The Company's short-term investments are managed by a major domestic financial institution, in a portfolio with defined investment objectives of competitive money market returns, high liquidity and safety of capital. Its portfolio of short-term investments typically includes United States government obligations and corporate obligations. From time to time, the Company also makes investments in certificates of deposit with financial institutions, outside of its third-party managed portfolio. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-Term Investments - The Company's short-term investments represent debt securities which are stated at fair value. All short-term investments are classified as available-for-sale. Any temporary difference between an investment's cost and its market value is recorded as a separate component of shareholders' equity until such gains and losses are realized. Available-for-sale securities are classified in the balance sheet based on management's current intended use for the securities. Gains and losses on the sale of securities are computed using the specific identification method.

Inventories are stated at the lower of cost (first-in, first- out) or market.

Restricted Cash represents funds on deposit in accounts which have been assigned to the Company's lender under a bank line of credit (see note 6).

Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. Included in other income (expense) for fiscal 2002 is a $927,000 charge related to impairment of an investment accounted for under the cost method.

Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter.

Long Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition - Revenues consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, except that revenues are deferred when the Company cannot reasonably estimate the amount of returns or where collectibility is not assured; deferred revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Revenues from product development agreements are recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $406,000, $1,852,000, and $60,000 for fiscal 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and all of its interpretations and presents pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the local currency of each country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders' equity. Transaction gains and losses, which are included in the other income (expenses) in the accompanying consolidated statements of operations, have not been significant for all years presented.

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 7).

Fair Value of Financial Instruments - The Company believes that carrying amounts reported in the balance sheet for cash, cash equivalents, restricted cash, investments and line of credit borrowings as of January 31, 2002 approximate fair market value.

Geographic Operating Information - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," provides annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 12).

Derivatives - In June 1998, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended, on February 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no derivative financial instruments as of January 31, 2002 and historically has not entered into any derivative transactions.

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company enters into such transactions in the future, the Company will account for those transactions in accordance with SFAS No. 133, in which case the Company will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

Recent Accounting Pronouncements - On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 effective February 1, 2002 and does not expect the effect of adoption to have a material impact on the Company's financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 on February 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. SHORT-TERM INVESTMENTS

Short-term investments included the following securities and gross unrealized losses and gains as of January 31, 2002 and 2001 (in thousands). Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available for sale, since the Company intends to sell them as needed for operations. All of the Company's short-term investments mature in fiscal 2003.

                                          Unrealized  Unrealized
                                           Loss on     Gain on
                                           Invest-     Invest-     Market
                                 Cost        ment        ment       Value
                               ---------  ----------  ----------  ---------
January 31, 2002:
  Corporate debt securities..      $930          $0         $13       $943
                               =========  ==========  ==========  =========

January 31, 2001:
  Corporate debt securities..    $4,879          $0         $28     $4,907
                               =========  ==========  ==========  =========

3. INVENTORIES

Inventories at January 31 consist of (in thousands):

                                                        2002       2001
                                                     ---------- ----------
      Raw materials.................................    $1,568     $3,635
      Work in process...............................     1,338      2,325
      Finished goods................................     1,576      2,199
                                                     ---------- ----------
      Inventories - net.............................    $4,482     $8,159
                                                     ========== ==========

4. EQUIPMENT

Equipment at January 31 consists of (in thousands):

                                                        2002       2001
                                                     ---------- ----------
      Computers and test equipment..................    $4,387     $4,299
      Furniture and fixtures........................       654        622
      Other.........................................       119        101
                                                     ---------- ----------
      Total.........................................     5,160      5,022
      Accumulated depreciation and amortization.....    (4,329)    (3,676)
                                                     ---------- ----------
      Equipment - net...............................      $831     $1,346
                                                     ========== ==========

At January 31, 2002 and 2001, equipment with a net book value of $361,000 and $671,000 (net of accumulated amortization of $1,118,000 and $808,000, respectively), has been leased under capital leases.

5. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

                                                        2002       2001
                                                     ---------- ----------
      Accrued salary and benefits...................      $509       $539
      Other accrued liabilities.....................       827        909
                                                     ---------- ----------
      Total.........................................    $1,336     $1,448
                                                     ========== ==========

6. BANK LINES OF CREDIT

The Company has $12,000,000 outstanding at January 31, 2002 under a $12,000,000 bank line of credit that expires in October 2002, bears interest at the U.S. Treasury Bill rate (1.48% at January 31, 2002) plus 0.85%, and is collateralized by funds on deposit in accounts which have been assigned to the lender and included in the Company's consolidated balance sheet as of January 31, 2002 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October 2002, and is collateralized by the Company's accounts receivable, inventories, equipment and intangibles. The Company has $178,000 of standby letters of credit outstanding as of January 31, 2002 under the same bank line of credit. Borrowings under this line of credit are generally limited to maximum 70% of eligible accounts receivable (as defined). Availability to utilize this $6,000,000 bank line of credit is dependent on the Company's ability to maintain compliance with covenants under the amended bank line of credit agreement.

The line of credit agreement contains certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt (Tangible Net Worth). At January 31, 2002, the Company was required to maintain Tangible Net Worth of at least $11,500,000 and was not in compliance with this covenant. In April 2002, the Company obtained a modification to the line of credit agreement to amend this covenant to $10,500,000.

7. SHAREHOLDERS' EQUITY

Preferred Stock

At January 31, 2000, warrants to purchase 64,285 shares of the Company's common stock issued in connection with the issuance of Series A nonvoting cumulative preferred stock were outstanding. The warrants were exercisable at $5.16 per share beginning in January 1998 and expired in fiscal 2001.

During fiscal 1999, the Company issued 5,000 shares of Series B nonvoting convertible preferred stock for $1,000 per share and warrants to purchase 50,000 shares of the Company's common stock. The warrants are exercisable at $5.16 per share and expired on April 30, 2001.

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

Common Stock

The Company's common shareholders' rights agreement expired in fiscal 2000.

During fiscal year 2002, the Company increased the number of authorized shares of common stock by 15,000,000 shares from 20,000,000 to a total of 35,000,000 shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2002       2001       2000
                                          ---------  ---------  ---------
Numerator:
  Net income (loss) available to
    common shareholders, basic
    and diluted......................... $($10,392) $ ($6,868) $  $2,263
                                          ---------  ---------  ---------
Denominator:
  Weighted average common shares
     outstanding........................    16,318     16,305     15,784
  Weighted average common shares
     outstanding subject to repurchase..        (1)       (43)       (56)
                                          ---------  ---------  ---------
Shares used in computation, basic.......    16,317     16,262     15,728

Effect of dilutive securities:
  Common shares subject to repurchase...        --         --         56
  Stock options.........................        --         --      1,876
  Warrants..............................        --         --         44
                                          ---------  ---------  ---------
Shares used in computation, diluted.....    16,317     16,262     17,704
                                          ---------  ---------  ---------

Net income (loss) per share:
  Basic................................. $   (0.64) $   (0.42) $    0.14
                                          =========  =========  =========
  Diluted............................... $   (0.64) $   (0.42) $    0.13
                                          =========  =========  =========

The Company excluded certain potentially dilutive securities in fiscal 2002 and 2001 from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were antidilutive.

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2002       2001       2000
                                          ---------  ---------  ---------
Common shares subject to repurchase.....        --          5         --
Stock options...........................     4,108      3,421         --
Stock warrants..........................        --         50         --

Stock Option Plan

During fiscal 2002, the Company adopted the 2001 employee stock option plan and reserved 500,000 shares of the Company's Common stock for issuance under the plan, with an automatic annual increase on the first day of the Company's fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. The annual increases begin in the fiscal year beginning February 1, 2002. The Company's 1994 stock option plan provides for the granting of options to purchase up to 4,400,000 shares of common stock. Generally, the 1994 and 2001 plans provide for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the 1994 and 2001 plans become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2002 expire ten years from date of grant).

Stock option activity and balances are summarized as follow:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, February 1, 1999 (1,090,538
        exercisable at a weighted-average price
        of $2.36).....................................   3,029,895      $2.25

      Granted (weighted-average fair value of $4.09)..     335,500       5.70
      Canceled........................................    (154,003)      2.40
      Exercised.......................................    (375,316)      2.23
                                                        ----------- ----------
      Balances, January 31, 2000 (1,360,270
        exercisable at a weighted-average price
        of $2.37).....................................   2,836,076       2.65

      Granted (weighted-average fair value of $2.59)..     960,500       3.57
      Canceled........................................    (278,855)      3.79
      Exercised.......................................     (96,540)      2.34
                                                        ----------- ----------
      Balances, January 31, 2001 (1,733,336
        exercisable at a weighted-average price
        of $2.48).....................................   3,421,181       2.83

      Granted (weighted-average fair value of $0.93)..     837,500       1.28
      Canceled........................................    (148,887)      2.97
      Exercised.......................................      (1,825)      1.00
                                                        ----------- ----------
      Balances, January 31, 2002......................   4,107,969      $2.51
                                                        =========== ==========

At January 31, 2002, options to purchase 34,064 shares were available for future grant. Effective at the beginning of fiscal 2003, an additional 655,122 shares resulting from the automatic annual increase of 4% of the Company's outstanding common stock was added to the shares available for issuance under the 2001 plan.

                            Options Outstanding          Options Exercisable
                     ---------------------------------- ----------------------

                       Number                             Number
                     Outstanding  Weighted    Weighted  Exercisable  Weighted
                         at        Average    Average       at       Average
 Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices           2002        Life       Price       2002       Price
-------------------- ----------- ----------- ---------- ----------- ----------
       $0.09              6,572        0.86      $0.09       6,572      $0.09
   $1.00 - $1.25      1,151,716        8.69      $1.16     239,437      $1.01
   $1.63 - $2.44      1,469,360        5.52      $2.28   1,312,565      $2.31
   $2.56 - $3.81        986,988        7.07      $3.15     569,884      $3.01
   $4.25 - $6.38        493,333        7.75      $5.06     213,580      $5.14
-------------------- -----------                        -----------
   $0.09 - $6.38      4,107,969        7.04      $2.51   2,342,038      $2.60
==================== ===========                        ===========

The Company uses the intrinsic value method specified by APB No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through January 31, 2002 as such issuances have been at the fair value of the Company's common stock at the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock- based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001 and 2000, respectively: expected life, 18, 18 and 19 months following vesting; stock volatility, 104%, 100% and 97%; risk free interest rates, 4.67%, 4.84% and 5.5%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) available to common shareholders would have been (in thousands, except per share amounts):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2002       2001       2000
                                          ---------  ---------  ---------
  Net income (loss) available to
    common shareholders:
    As reported......................... $ (10,392) $  (6,868) $   2,263
                                          =========  =========  =========

    Pro forma........................... $ (11,635) $  (8,317) $   1,279
                                          =========  =========  =========

  Net income (loss) per share
    available to common shareholders:

    As reported:
      Basic............................. $   (0.64) $   (0.42) $    0.14
                                          =========  =========  =========
      Diluted........................... $   (0.64) $   (0.42) $    0.13
                                          =========  =========  =========

    Pro forma:
      Basic............................. $   (0.71) $   (0.51) $    0.08
                                          =========  =========  =========
      Diluted........................... $   (0.71) $   (0.51) $    0.07
                                          =========  =========  =========

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan and reserved 100,000 shares of the Company's Common stock for issuance under the plan, with an automatic annual increase on the first day of the Company's fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. The Company's 1986 Employee Stock Purchase Plan (1986 ESPP) provided for the sale of up to 300,000 shares of common stock. At January 31, 2001, all shares authorized for issuance under 1986 ESPP had been issued. Under both plans, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2002, 2001 and 2000, 68,034, 35,144, and 43,254 shares were purchased at an average price of $1.45, $2.34, and $3.45 per share, respectively. At January 31, 2002, 31,966 shares under 2001 Purchase Plan remain available for future purchase. Effective at the beginning of fiscal 2003, an additional 327,561 shares was added to the shares available for issuance under the 2001 purchase plan resulting from the automatic annual increase of 2% of the Company's outstanding common stock.

8. INCOME TAXES

As a result of net losses and net operating loss carryforwards in fiscal 2002, 2001 and 2000, the Company has recorded no material income tax provision for all years presented.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                               January 31,
                                                            -------------------
                                                              2002      2001
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards..  $25,333   $21,725
        Reserves not currently deductible..................    2,739     2,311
        Capitalized research and development expenditures..    1,027       713
        Other..............................................      153        61
                                                            --------- ---------
                                                              29,252    24,810
      Valuation allowance..................................  (29,252)  (24,810)
                                                            --------- ---------
      Net deferred taxes...................................   $  --     $  --
                                                            ========= =========

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complimentary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not appropriate and, accordingly, has provided a valuation allowance.

Net operating losses and tax credit carryforwards as of January 31, 2002 are as follows (in thousands):

                                                           Expiration
                                            Amount           Years
                                           ---------  --------- ----------
      Net operating losses, federal....   $  57,859       2009  -2021
      Net operating losses, state......       2,635       2002  -2006
      Tax credits, federal.............       2,256       2006  -2021
      Tax credits, state...............       1,739             -
      Net operating losses, foreign....       5,016             -

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

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows (in thousands):

                                             2002       2001       2000
                                           ---------  ---------  ---------
                                                     (in thousands)
      Computed at 35%...................  $  (3,636) $  (2,402) $     842
      State taxes, expiration of net
        operating loss carryforwards....  $       2  $       1  $     226
      Valuation allowance...............      3,781      2,550     (1,386)
      Other.............................       (143)      (147)       378
                                           ---------  ---------  ---------
      Total.............................  $       4  $       2  $      60
                                           =========  =========  =========

9. COMMITMENTS AND LEASES

Leases - The Company's primary facilities are leased under a noncancelable lease which expires in September 2002. Currently, we are in the process of negotiating a five-year lease of an approximately 40,000 square foot facility in Milpitas, California. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows (in thousands):

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2003.....................................      $264       $239
           2004.....................................       119         --
           2005.....................................        --         --
                                                     ---------- ----------
      Total minimum lease payments..................       383       $239
      Amount representing interest at a rates                   ==========
        of 7.84% to 10.32%..........................       (26)
                                                     ----------
      Present value of minimum lease payments.......       357
      Current portion...............................      (244)
                                                     ----------
      Long-term portion.............................      $113
                                                     ==========

Rent expense was $504,000, $482,000, and $448,000 for fiscal 2002, 2001 and 2000, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2002, 2001 and 2000, the Company recorded royalty expense of $85,000, $491,000, and $732,000, respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions has been made by the Company.

10. MAJOR CUSTOMERS

Three domestic customers accounted for 15%, 14% and 11% of net revenues in fiscal 2002, respectively. No domestic customer accounted for more than 10% of net revenues in fiscal 2001 and 2000. During fiscal 2002, no international customers accounted for more than 10% of net revenues. During fiscal 2001, three international customers accounted for 15%, 14% and 11% of net revenues, respectively. During fiscal 2000, two international customers accounted for 26% and 13% of net revenues, respectively.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which is displayed in the Consolidated Statements of Shareholders' Equity, represents net income (loss) available to common shareholders plus the results of certain shareholders' equity changes not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                  Total
                                                               Accumulated
                                                   Unrealized     Other
                                      Accumulated   Holding    Comprehensive
                                      Translation    Gains/      Income/
                                      Adjustment    (Losses)      (Loss)
                                      -----------  ----------  ------------
Beginning Balance, February 1, 1999. $        --  $       --  $         --
Current Year Change.................          --         142           142
                                      -----------  ----------  ------------
Ending Balance, January 31, 2000....          --         142           142
Current Year Change.................          26        (114)          (88)
                                      -----------  ----------  ------------
Ending Balance, January 31, 2001....          26          28            54
Current Year Change.................          (8)        (15)          (23)
                                      -----------  ----------  ------------
Ending Balance, January 31, 2002.... $        18  $       13  $         31
                                      ===========  ==========  ============

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

For the years ended January 31, 2002, 2001 and 2000, the Company recorded sales to customers throughout the United States and Canada, Taiwan, Hong Kong, Singapore, Japan; Germany, Belgium, Denmark, Finland, The Netherlands, Norway, Sweden, The United Kingdom, France, Italy, Spain (collectively referred to as "Europe"); Korea, China, Thailand, New Zealand, Turkey, Israel and South Africa (collectively "Rest of Asia/New Zealand/Other Region")

The following table summaries total net revenues and long-lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                               2002       2001       2000
                                             ---------  ---------  ---------
Net revenues:
  United States..........................   $   7,750  $  10,241  $  16,535
  Europe.................................       2,401      1,574      4,114
  Taiwan.................................       1,298      5,469     15,021
  Rest of Asia/New Zealand/Other Region..         887        997      2,021
  Hong Kong..............................         811      2,916      2,754
  Japan..................................         191      3,330      1,375
  Singapore..............................          87      4,933      8,208
  Canada.................................          12         16        296
                                             ---------  ---------  ---------
Total net revenues*......................   $  13,437  $  29,476  $  50,324
                                             =========  =========  =========

Long-lived assets:
  United States..........................   $     807  $   1,331  $   1,218
  Hong Kong..............................          16         --          4
  France.................................           8         15         21
                                             ---------  ---------  ---------
Total long-lived assets..................   $     831  $   1,346  $   1,243
                                             =========  =========  =========

* Net revenues are attributed to countries based on invoicing location of customer.

13. SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

The follow table presents unaudited quarterly financial information for each of the Company's last eight quarters (in thousands, except per share data).

                                           First     Second    Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          --------  --------  --------  --------
Year ended January 31, 2002:

Net revenues...........................  $  3,222  $  2,982  $  3,416  $  3,817
Income (loss) from operations..........    (2,674)   (2,713)   (1,703)   (2,581)
Net income (loss) available to common
  shareholders.........................    (2,614)   (2,610)   (1,666)   (3,502)
Net income (loss) per share available
  to common shareholders:
  Basic................................  $  (0.16) $  (0.16) $  (0.10) $  (0.21)
  Diluted..............................  $  (0.16) $  (0.16) $  (0.10) $  (0.21)

Year ended January 31, 2001:

Net revenues...........................  $ 10,401  $ 10,663  $  5,479  $  2,933
Income (loss) from operations..........       101       419      (795)   (6,958)
Net income (loss) available to common
  shareholders.........................       189       482      (665)   (6,874)
Net income (loss) per share available to
  common shareholders:
  Basic................................  $   0.01  $   0.03  $  (0.04) $  (0.42)
  Diluted..............................  $   0.01  $   0.03  $  (0.04) $  (0.42)

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
                               Beginning                 Offs of      End of
       Classification           of Year     Additions  Accounts(1)     Year
----------------------------- ------------ ----------- ------------ -----------
                                              (in thousands)
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
  2002......................        $2,124         $60        $520       $1,664
  2001......................           414       2,152         442        2,124
  2000......................         3,306         274       3,166          414

Inventory reserves:
  Year ended January 31,
  2002......................        $4,091      $1,398         $21       $5,468
  2001......................         3,215       1,941       1,065        4,091
  2000......................         1,943       1,350          78        3,215

____________________

(1) Amount written off, net of recoveries for accounts receivable.

                              INDEX TO EXHIBITS

 Exhibit
 Number                      Exhibit Description
-------- -----------------------------------------------------------
2.1(7)   Agreement and Plan of Reorganization by and among the Registrant,
         Sigma Acquisition Corporation and Active Design Corp. dated as of
         April 23, 1996.

3.1(1)   Second Restated Articles of Incorporation, as amended.

3.2(12)  Certificate of Amendment to  the Second Restated Articles of
         Incorporation dated June 22, 2001.

3.3(8)   Certificate of Determination of Preferences of Series A Preferred
         Stock.

3.4(9)   Certificate of Determination of Preferences of Series B Preferred
         Stock.

3.5(10)  Certificate of Determination of Preferences of Series C Preferred
         Stock.

3.6(2)   Bylaws of Registrant, as amended.

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

10.9(11) Registrant's 1995 Business Loan Agreement with Silicon Valley
         Bank, as amended.

10.10(12)Registrant's 2001 Employee Stock Option Plan.

10.11(12)Registrant's 2001 Employee Stock Purchase Plan and Form of
         Subscription Agreement.

10.12    Registrant's 2001 Loan and Security Agreement with Silicon Valley
         Bank, as amended

23.1     Independent Auditors' Consent.

24.1     Power of Attorney (See page 25).

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
         Registration Statement on Form S-3 (No. 333-77595) filed on
         May 3, 1999.

    (11) Incorporated by reference to exhibit filed with the Registrant's
         Annual Report on Form 10-K for the fiscal year ended January 31,
         1998.

    (12) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-8 (No. 333-64234) filed on June
         29, 2001.