Form 10-Q
period 2002-02-02
SIGMA DESIGNS INC
filed 2002-06-18
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of May 31, 2002 there were 16,431,224 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                         April 30,   January 31,
                                                           2002         2002
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $     2,766  $     5,056
  Short-term investments.............................       2,032          943
  Accounts receivable - net..........................       2,273        2,168
  Inventories........................................       4,029        4,482
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         309          521
                                                       -----------  -----------
              Total current assets...................      23,409       25,170

Equipment, net.......................................         734          831
Other assets.........................................         241          273
                                                       -----------  -----------
Total................................................ $    24,384  $    26,274
                                                       ===========  ===========
          Liabilities and Shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       1,312        1,115
  Accrued liabilities and other......................       1,804        1,580
                                                       -----------  -----------
              Total current liabilities..............      15,116       14,695

Capital lease obligations............................          64          113

Shareholders' equity:
  Common stock.......................................      67,969       67,884
  Accumulated other comprehensive income (loss)......          (9)          31
  Accumulated deficit................................     (58,756)     (56,449)
                                                       -----------  -----------
              Total shareholders' equity.............       9,204       11,466
                                                       -----------  -----------
Total................................................ $   $24,384  $   $26,274
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                           Three months ended
                                                               April 30,
                                                       --------------------------
                                                           2002          2001
                                                       ------------  ------------
Net revenues......................................... $      3,454  $      3,222

Costs and expenses:
   Costs of revenues.................................        1,453         1,861
   Research and development..........................        2,294         2,105
   Sales and marketing...............................        1,208         1,208
   General and administrative........................          760           722
                                                       ------------  ------------
      Total costs and expenses.......................        5,715         5,896
                                                       ------------  ------------
Net loss from operations.............................       (2,261)       (2,674)
Interest and other income (expense), net ............          (44)           60
                                                       ------------  ------------
Loss before income taxes.............................       (2,305)       (2,614)
Provision for income taxes...........................            2            --
                                                       ------------  ------------
Net loss............................................. $     (2,307) $     (2,614)
                                                       ============  ============

Net loss per share - basic........................... $      (0.14) $      (0.16)
                                                       ============  ============
Shares used in computing per
   share amount - basic..............................       16,397        16,312
                                                       ============  ============

Net loss per share  - diluted........................ $      (0.14) $      (0.16)
                                                       ============  ============
Shares used in computing per
   share amount - diluted............................       16,397        16,312
                                                       ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                              Three months ended
                                                                   April 30,
                                                             --------------------
                                                                2002       2001
                                                             ---------  ---------
Cash flows from operating activities:
  Net loss................................................. $  (2,307) $  (2,614)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization..........................       141        194
    Loss on disposal of other assets.......................        30         --
    Changes in assets and liabilities:
        Accounts receivable................................      (105)     3,155
        Inventories........................................       453        459
        Prepaid expenses and other.........................       212       (214)
        Accounts payable...................................       197     (1,686)
        Accrued liabilities and other......................       243        202
                                                             ---------  ---------
Net cash used for
   operating activities....................................    (1,136)      (504)
                                                             ---------  ---------

Cash flows from investing activities:
  Equipment additions......................................       (43)       (19)
  Purchases of short-term investments......................    (1,546)    (3,964)
  Maturity of short-term investments.......................       451      5,410
  Other assets.............................................         2        (71)
                                                             ---------  ---------
Net cash provided by (used for) investing
   activities..............................................    (1,136)     1,356
                                                             ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock......................        85          1
  Repayment of capital lease obligations...................       (68)      (101)
                                                             ---------  ---------
Net cash provided by (used for) financing
   activities..............................................        17       (100)
                                                             ---------  ---------
Effect of exchange rate changes on cash....................       (35)        (8)
                                                             ---------  ---------

Net increase (decrease) in cash and cash equivalents.......    (2,290)       744
Cash and cash equivalents, beginning of period.............     5,056      5,422
                                                             ---------  ---------
Cash and cash equivalents, end of period................... $   2,766  $   6,166
                                                             =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest................................... $      78  $     236
                                                             =========  =========
  Cash paid for income taxes............................... $       2  $       4
                                                             =========  =========
  Noncash investing and financing activities:
     Cancellation of notes receivable and
       related common stock................................ $      --  $       1
                                                             =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2002 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2002 are not necessarily indicative of results to be expected for the entire year. This report on form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2002 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending April 30, 2002 and April 30, 2001, although the first quarter of fiscal 2003 and fiscal 2002 ended on May 4, 2002 and May 5, 2001, respectively.

2. Inventories

Inventories consisted of the following (in thousands):

                                               April 30,  January 31,
                                                 2002        2002
                                             -----------  -----------
Raw materials ............................. $     1,460  $     1,568
Work in process ...........................       1,133        1,338
Finished goods ............................       1,436        1,576
                                             -----------  -----------
Inventories ............................... $     4,029  $     4,482
                                             ===========  ===========

3. Line of Credit

As of April 30, 2002, the Company had $12,000,000 outstanding under a
$12,000,000 bank line of credit that expires in October 2002, bears interest at the Term Deposit rate (1% at April 30, 2002) plus 0.85%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and are included in the Company's Balance Sheet as of April 30, 2002 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October
2002 and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of April 30, 2002, the Company had utilized
$178,000 of the standby letter of credit under this second line of credit.
Borrowings under this line of credit are generally limited to a maximum of 70%
of eligible accounts receivable (as defined). This line of credit agreement contains certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt (Tangible
Net Worth). At April 30, 2002, the Company was required to maintain Tangible Net
Worth of at least $9,000,000 and was in compliance with this covenant.

4. Net Loss per Share

Net loss per share - basic for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net loss per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net loss per share computation for the periods presented (in thousands except per share data):

                                                  Three months ended
                                                       April 30,
                                              --------------------------
                                                  2002          2001
                                              ------------  ------------
Numerator:
Net loss.................................... $     (2,307) $     (2,614)
                                              ============  ============

Denominator:
Weighted average common shares
   outstanding..............................       16,397        16,315
Common shares subject to
   repurchase...............................           --            (3)
                                              ------------  ------------
Shares used in computation, basic...........       16,397        16,312
Effect of dilutive securities:
Common shares subject to
   repurchase...............................           --            --
                                              ------------  ------------
Shares used in computation, diluted.........       16,397        16,312
                                              ============  ============
Net loss per share:
  Basic .................................... $      (0.14) $      (0.16)
                                              ============  ============

  Diluted .................................. $      (0.14) $      (0.16)
                                              ============  ============

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                                  Three months ended
                                                       April 30,
                                              --------------------------
                                                   2002        2001
                                              ------------  ------------
Stock options...............................         4,199         3,461

5. Comprehensive Loss

The reconciliation of net loss to total comprehensive loss is as follows (in thousands):

                                                  Three months ended
                                                       April 30,
                                              --------------------------
                                                  2002          2001
                                              ------------  ------------
Net loss.................................... $     (2,307) $     (2,614)
Other comprehensive income (loss)
   - net unrealized gain (loss) on
      short-term investments................           (5)            2

   - cumulative translation adjustment......          (35)           (8)
                                              ------------  ------------
Total comprehensive loss.................... $     (2,347) $     (2,620)
                                              ============  ============

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

7. Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and
Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective February 1, 2002 and it did not have an impact on the Company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of
Long-Lived Assets."  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of",
and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 on February 1, 2002 and it did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs and statements regarding our anticipated revenues from the commercial streaming video market, consumer appliance market and PC add-in market, and sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements.
Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Factors Affecting Future Operating Results" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2002 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Net Revenues. We reported a net loss of $2,307,000, or $0.14 per basic and diluted share on net revenues of $3,454,000 for the quarter ended
April 30, 2002, compared to a net loss of $2,614,000, or $0.16 per basic and diluted share on net revenues of $3,222,000 for the same quarter in the prior year. Net revenues for the first quarter of fiscal 2003 increased 7% as compared to the same quarter last year. The increase in net revenues is primarily attributable to the introduction of our new MPEG-4 PC add-in product, Xcard and increased development fees under agreements relating to the development for customization of certain MPEG decoding chip technology.

The following table sets forth our net revenues in each product group (in thousands):

                                                Three months ended
                                                     April 30,
                                                ------------------
                                                  2002      2001
                                                --------  --------
 Boards........................................ $  1,381  $  2,406
 Chipsets......................................    1,744       804
 Other.........................................      329        12
                                                --------  --------
Total net revenues............................. $  3,454  $  3,222
                                                ========  ========

Sales from MPEG chipset products for the first quarter of fiscal
2003 increased 117% to $1,744,000, as compared to $804,000 for the same period last year. Sales of MPEG board products for the first quarter of fiscal 2003 decreased 43% to $1,381,000 as compared to $2,406,000 for the corresponding period in the prior year. Sales of other products for the first quarter of fiscal 2003 increased 264% to 329,000 as compared to $12,000 for the corresponding period in the prior year. MPEG-based boards and chipsets represented 90% and 100% of net revenues for the quarters ended April 30, 2002 and April 30, 2001, respectively.  Other products represented 10% and 0% of net revenues for the quarters ended April 30, 2002 and April 30, 2001, respectively.

The significant increase in net revenues from MPEG-based chipsets for the three months ended April 30, 2002 is largely due to the continuing growth of demand for our chipset products from the consumer appliance market. The decrease in net revenues from MPEG-based board products for the three months ended April
30, 2002 is primarily attributable to declining sales of our board products to the commercial streaming video market.  The category "Other" in the above table consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products and for various market segments. The significant increase in net revenues from other products for the first three months ended April 30,
2002 is primarily attributable to development fees under agreements relating to the development for customization of certain MPEG decoding chip technology.
Development fees totaled approximately $253,000 for the three months ended April
30, 2002 and no revenue was recognized for the three months ended April 30,
2001. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by market segment
(in thousands):

                                            Three months ended
                                                 April 30,
                                            ------------------
                                                2002      2001
                                                --------  --------
 Commercial streaming video market............. $    719  $  1,899
 Consumer appliance market.....................    1,796       828
 PC add-in market..............................      686       495
 Other market..................................      253        --
                                                --------  --------
Total net revenues............................. $  3,454  $  3,222
                                                ========  ========

For the three months ended April 30, 2002, revenues from sales of our products to the commercial streaming video market decreased 62% to
$719,000, from $1,899,000 for the same quarter of last year. Revenues from sales of our products to the consumer appliance market increased 117% to $1,796,000, from $828,000 for the same quarter of last year. Revenues from sales of our products to the PC add-in market increased 39% to $686,000 from $495,000 for the same quarter of last year. Revenues from development fees to other market increased $253,000 from no revenues recognized for the same quarter of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the first quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 is mainly attributable to the fluctuations caused by the project-oriented nature of sales of our board products to the commercial streaming video market. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year.
The increase in revenues from sales of our products to the consumer appliance market in the first quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 is attributable to increased sales of our MPEG chipsets to set-top box manufacturers. The consumer appliance market remains in an emerging phase and we expect fluctuating revenues to continue. The increase in revenues from sales of our products to the PC add-in market in the first quarter of fiscal
2003 as compared to the same quarter of fiscal 2002 is due to the introduction of our new MPEG-4 Xcard product in the PC add-in market.  We expect our revenues from the PC add-in market to be relatively small in future periods as a result of our decision to focus on the video-on-demand and consumer appliance market.
The category "Other" in the above table consists of
development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products and for various market segments. The increase in net revenues from other market in the first quarter of fiscal 2003 as compared with the same quarter in fiscal 2002 is attributable to increased development fees. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by geographic region
(in thousands):

                                                Three months ended
                                                     April 30,
                                                ------------------
                                                  2002      2001
                                                --------  --------
 North America................................ $  1,419  $    983
 Asia & Other regions.........................    1,255       950
 Europe.......................................      780     1,289
                                                --------  --------
Total net revenues............................ $  3,454  $  3,222
                                                ========  ========

Revenues from North America represented 41% of net revenues for the quarter ended April 30, 2002 as compared with 31% in the comparable period of the prior year. Our international sales represented 59% of net revenues for the quarter ended April 30, 2002, as compared with 69% in the comparable period of the prior year.

North America revenues increased 44% to $1,419,000 for the three months ended
April 30, 2002 from $983,000 for the three months ended April 30, 2001.  The significant increase for the quarter ended April 30, 2002 is largely due to increased sales from the introduction of our new MPEG-4 Xcard product and increased development fees under agreements relating to the development for customization of certain MPEG decoding chip technology. Total international revenues for the three months ended April 30, 2002 decreased 9% to $2,035,000 from $2,239,000 for the three months ended April 30, 2001. The decrease in revenues from international sales for the quarter ended April 30, 2002 is primarily attributable to the decreased sales of our board products in the commercial streaming video market in Europe.

Our revenues from Europe as a percentage of total net revenues were 23% for the quarter ended April 30, 2002, as compared with 40% in the comparable period of the prior year. Our revenues from Europe decreased 39% to $780,000 for the quarter ended April 30, 2002 from $1,289,000 for the quarter ended April 30,
2001. This decrease is primarily attributable to decreased sales of our board products in the commercial streaming video market to a distributor in Europe.
Sales to one U.S. customer accounted for approximately 17% and 15% of total net revenues for the quarters ended April 30, 2002 and April 30, 2001, respectively.
Sales to one international customer accounted for approximately 18% of total net revenues during the first quarter of fiscal 2003, as compared with two international customers accounting for 34% and 15% respectively for the same quarter of fiscal 2002.

Gross Margin.  Our gross margin as a percentage of total net revenues for the quarter ended April 30, 2002 was 58% as compared to 42% during the same quarter last year. The year-over-year improvement in gross margin for the quarter ended April 30, 2002 is primarily due to the introduction and sales of our new MPEG-4 chipset and board products and increased revenues from development agreements which have relatively high gross margins. Our gross margins may vary from quarter to quarter primarily due to changes in our pricing models and product sales mix.

Costs and Expenses.  Sales and marketing expenses were comparable during the first quarter of fiscal 2003 as compared to the same period in fiscal
2002. We expect our sales and marketing expenses will increase year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $189,000, or 9%, during the first quarter of fiscal 2003. The increase in research and development expenses compared to last year resulted from the additions of engineering staff at our headquarters as well as at our development center in France. As a result of our continuing efforts in the development of our proprietary MPEG based products, research and development expenses may increase year-over-year. General and administrative expenses increased by $38,000, or 5% in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. This increase in general and administrative expenses is largely due to the increasing costs of various professional services. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments of $4.8 million at April 30, 2002, as compared with $6.0 million at January 31, 2002.  The decrease of $1.2 million during the first three months of fiscal 2003 is primarily due to expenditures for operating activities.

Although we also have $12.0 million in restricted cash, this amount is not available to fund operations, as it is held by the bank as collateral for the short-term loan in an equal amount.

We also have a line of credit under which we had availability to draw down approximately $1.2 million at April 30, 2002.  The line of credit agreement requires us to maintain a tangible net worth of at least $9.0 million.
Although we were in compliance with this covenant at April 30, 2002, there can be no assurance that we will remain in compliance in the succeeding quarters and accordingly borrowings under this line of credit may not be available.  In addition, this line of credit expires in October 2002.

Our primary source of funds to date has been cash generated from operations, proceeds from stock issuances and bank borrowings under lines of credit.  We believe that our current cash and cash equivalents and short-term investments are sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months.  However, we may need to raise additional capital through either public or private offerings of our common or preferred stock or from additional bank financing.  We can give no assurances that such capital will be available to us.  The estimate of the length of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below in "Factors
Affecting Future Operating Results," as well as other factors.  Actual results may differ as a result of such factors.

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

Interest Rate Sensitivity. At April 30, 2002, we held $2.0 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2002, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At April 30, 2002, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowing outstanding under a
$6.0 million variable interest rate bank line of credit and utilized $178,000 of the standby letter of credit under this second line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and
Euro are the financial currencies for our subsidiaries in Hong Kong and France.
We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at April 30, 2002, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

We did not file any Reports on Form 8-K during the quarter ended April
30, 2002.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

(Registrant)

Date: June 18, 2002

By:

/s/ Thinh Q. Tran

Thinh Q. Tran

 Chairman of the Board, President and Chief Executive
Officer
(Principal Executive Officer)

By:

/s/ Kit Tsui

Kit Tsui

 Chief Financial Officer and Secretary
(Principal Accounting Officer)