Form 10-Q
period 2002-07-31
SIGMA DESIGNS INC
filed 2002-09-17
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    As of August 31, 2002 there were 16,507,495 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                          July 31,   January 31,
                                                           2002         2002
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $       835  $     5,056
  Short-term investments.............................       2,165          943
  Accounts receivable - net..........................       1,833        2,168
  Inventories........................................       3,746        4,482
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         324          521
                                                       -----------  -----------
              Total current assets...................      20,903       25,170

Equipment, net.......................................         776          831
Other assets.........................................         343          273
                                                       -----------  -----------
Total................................................ $    22,022  $    26,274
                                                       ===========  ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       1,582        1,115
  Accrued liabilities and other......................       1,630        1,580
                                                       -----------  -----------
              Total current liabilities..............      15,212       14,695

Capital lease obligations............................          14          113

Shareholders' equity:
  Common stock.......................................      68,083       67,884
  Accumulated other comprehensive income.............          21           31
  Accumulated deficit................................     (61,308)     (56,449)
                                                       -----------  -----------
              Total shareholders' equity.............       6,796       11,466
                                                       -----------  -----------
Total................................................ $   $22,022  $   $26,274
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                              Three months ended    Six months ended
                                                   July 31,              July 31,
                                             --------------------  --------------------
                                               2002       2001       2002       2001
                                             ---------  ---------  ---------  ---------
Net revenues.............................. $   3,256  $   2,982  $   6,710  $   6,204

Costs and expenses:
   Costs of  revenues.....................     1,869      1,972      3,322      3,833
   Research and development...............     1,903      1,826      4,197      3,931
   Sales and marketing....................     1,030      1,121      2,238      2,329
   General and administrative.............       861        776      1,621      1,498
                                             ---------  ---------  ---------  ---------
      Total costs and expenses............     5,663      5,695     11,378     11,591
                                             ---------  ---------  ---------  ---------
Net loss from operations..................    (2,407)    (2,713)    (4,668)    (5,387)
Interest and other income (expense) - net.      (145)       107       (189)       167
                                             ---------  ---------  ---------  ---------
Loss before income taxes..................    (2,552)    (2,606)    (4,857)    (5,220)
Provision for income taxes................        --          4          2          4
                                             ---------  ---------  ---------  ---------
Net loss.................................. $  (2,552) $  (2,610) $  (4,859) $  (5,224)
                                             =========  =========  =========  =========

Net loss per share - basic................ $   (0.16) $   (0.16) $   (0.30) $   (0.32)
                                             =========  =========  =========  =========
Shares used in computing per
   share amount - basic...................     16,458     16,310     16,427     16,311
                                             =========  =========  =========  =========

Net loss per share  - diluted............. $   (0.16) $   (0.16) $   (0.30) $   (0.32)
                                             =========  =========  =========  =========
Shares used in computing per
   share amount - diluted.................     16,458     16,310     16,427     16,311
                                             =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Six months ended
                                                               July 31,
                                                        --------------------
                                                           2002       2001
                                                        ---------  ---------

Cash flows from operating activities:
  Net loss............................................ $  (4,859) $  (5,224)
  Adjustments to reconcile net loss
    to net cash used for operating activities:

    Depreciation and amortization.....................       288        370
    Investment impairment charge......................       172         --
    Changes in assets and liabilities:
        Accounts receivable...........................       335      3,503
        Inventories...................................       736      1,851
        Prepaid expenses and other....................       197       (196)
        Accounts payable..............................       467     (1,339)
        Accrued liabilities and other.................        88       (203)
                                                        ---------  ---------
Net cash used for
   operating activities...............................    (2,576)    (1,238)
                                                        ---------  ---------

Cash flows from investing activities:
  Equipment  additions................................      (233)      (113)
  Purchases of short-term investments.................    (2,722)    (5,523)
  Maturity of short-term investments..................     1,491      7,356
  Other assets........................................      (242)       (20)
                                                        ---------  ---------
Net cash provided by (used for) investing
   activities.........................................    (1,706)     1,700
                                                        ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock.................       199          2
  Repayment of capital lease obligations..............      (137)      (193)
                                                        ---------  ---------
Net cash provided by (used for) financing
   activities.........................................        62       (191)
                                                        ---------  ---------
Effect of exchange rate changes on cash...............        (1)        (9)
                                                        ---------  ---------
Net increase (decrease) in cash and cash equivalents..    (4,221)       262
Cash and cash equivalents, beginning of period........     5,056      5,422
                                                        ---------  ---------
Cash and cash equivalents, end of period.............. $     835  $   5,684
                                                        =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................. $      66  $     353
                                                        =========  =========
  Cash paid for income taxes.......................... $       2  $       4
                                                        =========  =========
  Noncash investing and financing activities:
     Cancellation of notes receivable and
       related common stock........................... $      --  $       1
                                                        =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2002 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and six months ended July 31, 2002 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2002 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending July 31, 2002 and July 31, 2001, although the second quarter of fiscal 2003 and fiscal 2002 ended on August 3, 2002 and August 4, 2001, respectively.

2. Results of Operations and Management's Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the three and six month periods ended July 31, 2002, the Company recorded a net loss of $2,552,000 and $4,859,000 respectively, and has an accumulated deficit of $61,308,000 as of July 31, 2002. In addition, the Company has experienced a decline in annual revenues and operating cash flows during the three previous fiscal years. The Company's continuation as a going concern is dependent upon its ability to achieve sustained profitability and generate positive operating cash flows.

During fiscal year 2003, management plans to take several measures toward achieving positive cash flows as well as increasing its cash available in the near term. These plans are based on management's belief that it will have sufficient demand from its customers that will result in an increase in revenue to achieve breakeven or positive net income in the fourth quarter of fiscal 2003. To conserve cash and ensure that the Company has adequate working capital, management has made a decision to retain its current staffing while reducing costs in all other non-essential areas. In addition, to reduce the risk of cash depletion in the event of a delay in the aforementioned revenue, management plans to obtain additional funding in fiscal 2003 through either a public or private equity instrument as well as a renegotiated bank line of credit. There is no assurance that management's plans will be successful.

3. Inventories

Inventories consisted of the following (in thousands):

                                        July 31,   January 31,
                                         2002         2002
                                     -----------  -----------
Raw materials ..................... $     1,362  $     1,568
Work in process ...................         844        1,338
Finished goods ....................       1,540        1,576
                                     -----------  -----------
Inventories ....................... $     3,746  $     4,482
                                     ===========  ===========

4. Line of Credit

As of July 31, 2002, the Company had $12,000,000 outstanding under a $12,000,000 bank line of credit that expires in October 2002, bears interest at the Term Deposit rate (1% at July 31, 2002) plus 0.85%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and are included in the Company's Balance Sheet as of July 31, 2002 as restricted cash.

The Company also has a $6,000,000 bank line of credit that expires in October 2002 and is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of July 31, 2002, the Company had utilized $178,000 of the standby letter of credit under this second line of credit. Borrowings under this line of credit are generally limited to a maximum of 70% of eligible accounts receivable (as defined). This line of credit agreement contains certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt (Tangible Net Worth). At July 31, 2002, the Company was required to maintain Tangible Net Worth of at least $6,500,000 and was in compliance with this covenant.

5. Investment Impairment Charge

During the three months ended July 31, 2002 the Company recorded an impairment charge of $142,000 to completely eliminate the carrying amount of its investment in a closely-held technology company, due to the continued weakness in the software development industry. The Company's ownership interest of this investment is less than 6%.

6. Net Loss per Share

Net loss per share - basic and diluted for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net loss per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following table sets forth the basic and diluted net loss per share computation for the periods presented (in thousands except per share data):

                                         Three months ended    Six months ended
                                             July 31,              July 31,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Numerator:

Net loss............................ $  (2,552) $  (2,610) $  (4,859) $  (5,224)
                                      =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding......................    16,458     16,310     16,427     16,313
Common shares subject to
   repurchase.......................        --         --         --         (2)
                                      ---------  ---------  ---------  ---------
Shares used in computation, basic...    16,458     16,310     16,427     16,311
Effect of dilutive securities:
Common shares subject to
   repurchase.......................        --         --         --         --
                                      ---------  ---------  ---------  ---------
Shares used in computation, diluted.    16,458     16,310     16,427     16,311
                                      =========  =========  =========  =========
Net loss per share:
  Basic ............................ $   (0.16) $   (0.16) $   (0.30) $   (0.32)
                                      =========  =========  =========  =========

  Diluted .......................... $   (0.16) $   (0.16) $   (0.30) $   (0.32)
                                      =========  =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                        Three months ended    Six months ended
                                             July 31,              July 31,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Stock options.......................     4,165      3,472      4,165      3,472

7. Comprehensive Loss

The reconciliation of net loss to total comprehensive loss is as follows (in thousands):

                                        Three months ended    Six months ended
                                             July 31,              July 31,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net loss............................ $  (2,552) $  (2,610) $  (4,859) $  (5,224)
Other comprehensive income (loss)
   - net unrealized loss on
      short-term investments........        (4)        (8)        (9)        (6)
   - cumulative translation
      adjustment....................        34         (1)        (1)        (9)
                                      ---------  ---------  ---------  ---------
Total comprehensive loss............ $  (2,522) $  (2,619) $  (4,869) $  (5,239)
                                      =========  =========  =========  =========

8. Segment Disclosure

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

9. Recently Issued Accounting Pronouncements

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs and statements regarding our anticipated revenues from the commercial streaming video market, consumer appliance market and PC add-in market, and sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Factors Affecting Future Operating Results" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10- K for the year ended January 31, 2002 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Net Revenues. We reported a net loss of $2,552,000, or $0.16 per basic and diluted share on net revenues of $3,256,000 for the fiscal quarter ended July 31, 2002, compared to a net loss of $2,610,000, or $0.16 per basic and diluted share on net revenues of $2,982,000 for the same quarter in the prior year. Net revenues for the second quarter of fiscal 2003 increased 9% as compared to the same period last year. The increase in net revenues is primarily attributable to increased sales from our new MPEG-4 board and chipset products.

The following table sets forth our net revenues in each product group (in thousands):
                                        Three months ended   Six months ended
                                             July 31,             July 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 Boards.............................. $  1,778  $  2,186   $  3,159  $  4,592
 Chipsets............................    1,497       605      3,241     1,408
 Other...............................      (19)      191        310       204
                                       --------  --------   --------  --------
Total net revenues................... $  3,256  $  2,982   $  6,710  $  6,204
                                       ========  ========   ========  ========

MPEG chipset net revenues for the second quarter of fiscal 2003 increased 147% to $1,497,000, as compared to $605,000 for the same period last year. MPEG chipset net revenues for the first half of fiscal 2003 increased 130% to $3,241,000, as compared to $1,408,000 for the same period last year. MPEG board product net revenues for the second quarter of fiscal 2003 decreased 19% to $1,778,000 as compared to $2,186,000 for the corresponding period in the prior year. MPEG board product net revenues for the first half of fiscal 2003 decreased 31% to $3,159,000, as compared to $4,592,000 for the corresponding period in the prior year. Other net revenue for the three months ended July 31, 2002 decreased to $(19,000) as compared to $191,000 for the same period last year. Other net revenues for the first half of fiscal 2003 increased 52% to $310,000, as compared to $204,000 for the same period last year. MPEG-based boards and chipsets represented 101% and 94% of net revenues for the quarter ended July 31, 2002 and July 31, 2001, respectively. Other products represented (1%) and 6% of net revenues for the quarter ended July 31, 2002 and July 31, 2001, respectively. For the six months ended July 31, 2002, MPEG-based boards and chipsets represented 95% of net revenues, and other products represented 5% of net revenues. For the six months ended July 31, 2001, MPEG-based boards and chipsets represented 97% of net revenues, and other products represented 3% of net revenues.

The significant increase in net revenues from MPEG-based chipsets for the three months and six months ended July 31, 2002 is largely due to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. The decrease in net revenues from MPEG-based board products for the three months and six months ended July 31, 2002 is primarily attributable to declining unit sales of our board products to the commercial streaming video market. This market is subject to large periodic orders from commercial installations resulting in fluctuating revenue to the Company. The category "Other" in the above table mainly consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products and for various market segments. The decrease in other net revenues for the three months ended July 31, 2002 is primarily attributable to a reversal of $224,000 of unbilled development revenue previously recorded under the percentage-of- completion method. The reversal was due to extensions in the development schedule that subsequently arose which created the need to revert from the percentage-of-completion method to recognizing amounts under the contract when billed and collection is assured. The increase in other net revenues for the six months ended July 31, 2002 is due to an increase in freight fees as well as an increase in accessory sales. Development fees totaled approximately $(171,000) and $82,000 for the three months and six months ended July 31, 2002 respectively as compared to $143,000 for the three months and six months ended July 31, 2001. The decrease was due to the same factors mentioned above. We expect that other net revenues will continue to fluctuate.

The following table sets forth our net revenues by market segment (in thousands):

                                        Three months ended   Six months ended
                                             July 31,             July 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 Commercial streaming video market... $    792  $  1,441   $  1,511  $  3,340
 Consumer appliance market...........    1,588       593      3,384     1,421
 PC add-in market....................      916       805      1,602     1,300
 Other market........................      (40)      143        213       143
                                       --------  --------   --------  --------
Total net revenues................... $  3,256  $  2,982   $  6,710  $  6,204
                                       ========  ========   ========  ========

For the three months ended July 31, 2002, revenues from sales of our products to commercial streaming video markets decreased 45% to $792,000, from $1,441,000 for the same quarter of last year. Revenues from sales of our products to consumer appliance markets increased 168% to $1,588,000, from $593,000 for the same quarter of last year. Revenues from sales of our products to PC add-in markets increased 14% to $916,000, from $805,000 for the same quarter of last year. Revenue from our products to other market decreased to $(40,000), from $143,000 for the same quarter of last year. For the six months ended July 31, 2002, revenues from sales of our products to commercial streaming video markets decreased 55% to $1,511,000, from $3,340,000 for the same period of last year. Revenues from sales of our products to consumer appliance markets increased 138% to $3,384,000, from $1,421,000 for the same period of last year. Revenues from sales of our products to PC add-in markets increased 23% to $1,602,000 from $1,300,000 for the same period of last year. Revenue from our products to other markets increased 49% to $213,000, from $143,000 for the same period of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the second quarter and first half of fiscal 2003 as compared to the same periods of fiscal 2002 is mainly attributable to the fluctuations caused by the project-oriented nature of sales of our board products to the commercial streaming video market. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year. The increase in revenues from sales of our products to the consumer appliance market in the second quarter and first half of fiscal 2003 as compared to the same periods of fiscal 2002 is attributable to increased sales of our MPEG chipsets to set-top box manufacturers. The consumer appliance market remains in an emerging phase and we expect fluctuating revenues to continue. The increase in revenues from sales of our products to the PC add-in market in the second quarter and first half of fiscal 2003 as compared to the same periods of fiscal 2002 is due to the introduction of our new MPEG-4 Xcard product in the PC add-in market. We expect our revenues from the PC add-in market to be relatively small in future periods as a result of our decision to focus on the video-on-demand and consumer appliance market. The category "Other" in the above table consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products and for various market segments. The decrease in other market net revenues for the three months ended July 31, 2002 is primarily attributable to a reversal of $224,000 of unbilled development revenue previously recorded under the percentage-of-completion method as discussed above. The increase in other market net revenues for the six months ended July 31, 2002 is due to an increase in freight fees as well as an increase in accessory sales. We expect that ther market net revenues will continue to fluctuate.

The following table sets forth our net revenues by geographic region (in thousands):

                                        Three months ended   Six months ended
                                            July 31,             July 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 North America....................... $  1,141  $  2,259   $  2,560  $  3,242
 Asia & Other regions................    1,532       512      2,787     1,462
 Europe..............................      583       211      1,363     1,500
                                       --------  --------   --------  --------
Total net revenues................... $  3,256  $  2,982   $  6,710  $  6,204
                                       ========  ========   ========  ========

Revenues from North America represented 35% of net revenues for the quarter and 38% for the six months ended July 31, 2002, respectively as compared with 76% and 52% in the comparable periods of the prior year. Our international sales represented 65% of net revenues for the quarter and 62% for the six months ended July 31, 2002, respectively, as compared with 24% and 48% in the comparable periods of the prior year.

North America revenues decreased 49% to $1,141,000 for the three months ended July 31, 2002 from $2,259,000 for the three months ended July 31, 2001, and decreased 21% to $2,560,000 for the six months ended July 31, 2002 from $3,242,000 for the six months ended July 31, 2001. Total international revenues for the three months ended July31, 2002 increased 193% to $2,115,000 from $723,000 for the three months ended July 31, 2001. Total international revenues for the six months ended July 31, 2002 increased 40% to $4,150,000 from $2,962,000 for the six months ended July 31, 2001.

Our revenues from Asia and other regions as a percentage of total net revenues were 47% for the quarter and 42% for the six months ended July 31, 2002, as compared with 17% and 24% in the comparable periods of the prior year. Our revenues from Asia and other regions increased 199% to $1,532,000 for the quarter ended July 31, 2002 from $512,000 for the quarter ended July31, 2001, and increased 91% to $2,787,000 for the six months ended July 31, 2002 from $1,462,000 for the six months ended July 31, 2001. This increase is primarily attributable to increased sales of our MPEG chipsets to a distributor in Asia. Sales to two U.S. customers accounted for approximately 14% and 12% respectively of total net revenues for the quarter ended July 31, 2002 and sales to three U.S customers accounted for 22%, 11% and 10% respectively in the same period last year. Sales to one U.S customers accounted for approximately 15% of total net revenues during the six months ended July 31, 2002, as compared with two U.S customers accounting for 19% and 12% respectively in the same period last year. Sales to one international customers accounted for approximately 13% of total net revenues during the second quarter and 15% during the six months ended July 31, 2002, as compared with no international customer accounting for more than 10% of total net revenues during the second quarter and one international customer accounting for 18% during the six months ended July 31, 2001.

Gross Margin. Our gross margin for the quarter ended July 31, 2002 was 43% as compared to 34% during the same quarter last year. For the six months ended July 31, 2002, gross margin was 51% as compared to 38% during the same period of last year. The year-over-year improvement in gross margin for the quarter and six months ended July 31, 2002 is primarily due to our continuing effort in the cost reduction of our original MPEG boards and chipsets, and the introduction and sales of our new MPEG-4 chipset and board products. Our gross margins are likely to vary from quarter to quarter primarily due to changes in product sales mix, volume discount and our costs. Because average selling prices of our products typically decline over the life of the product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses decreased by $91,000 or 8%, during the second quarter of fiscal 2003, and decreased by $91,000, or 4% during the first half of fiscal 2003, as compared to the same periods in fiscal 2002. The overall decrease in sales and marketing expenses compared to last year resulted from lower expenses associated with trade shows and advertising activities. Going forward, we expect our sales and marketing expenses will increase year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $77,000, or 4%, during the second quarter of fiscal 2003, and increased by $266,000, or 7% during the first half of fiscal 2003, as compared to the same periods in fiscal 2002. These increases in research and development expenses compared to last year resulted from the expenses related to development, testing and sampling of new products. As a result of the continuing efforts in the development of our proprietary MPEG based products, research and development expenses are likely to continue to increase in absolute dollar terms year-over-year. General and administrative expenses increased by $85,000, or 11%, during the second quarter of fiscal 2003, and increased by $123,000, or 8%, during the first half of fiscal 2003 as compared to the same periods in fiscal 2002. These increases in general and administrative expenses are largely due to the increasing costs of various professional services. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds to date has been cash generated from operations, proceeds from stock issuances and bank borrowings under lines of credit. Excluding the restricted cash of $12.0 million, we had cash, cash equivalents and short-term investments of $3.0 million at July 31, 2002, as compared with $6.0 million at January 31, 2002. The decrease of $3.0 million during the first half of fiscal 2003 is primarily due to expenditures for operating activities.

Although we also have $12.0 million in restricted cash, this amount is not available to fund operations, as it is held by the bank as collateral for the short-term loan in an equal amount. We also have a line of credit under which we had availability to draw down approximately $820,000 at July 31, 2002. The line of credit agreement requires us to maintain a tangible net worth of at least $6.5 million on July 31, 2002. Although we were in compliance with this covenant at July 31, 2002, there can be no assurance that we will remain in compliance in the succeeding quarters and accordingly borrowings under this line of credit may not be available. This line of credit as well as the $12.0 million line of credit will expire in October 2002. We are currently negotiating to extend or renew the terms of both lines of credit; however, we cannot assure you that such negotiations will be successful.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the three and six month periods ended July 31, 2002, the Company recorded a net loss of $2,552,000 and $4,859,000 respectively, and has an accumulated deficit of $61,308,000 as of July 31, 2002. In addition, the Company has experienced a decline in annual revenues and operating cash flows during the three previous fiscal years. The Company's continuation as a going concern is dependent upon its ability to achieve sustained profitability and generate positive operating cash flows.

During fiscal year 2003, we plan to take several measures toward achieving positive cash flows as well as increasing our cash available in the near term. These plans are based on our belief that we will have sufficient demand from our customers that will result in an increase in revenue to achieve breakeven or positive net income in the fourth quarter of fiscal 2003. To conserve cash and ensure that we have adequate working capital, we have made a decision to retain our current staffing while reducing costs in all other non- essential areas. In addition, to reduce the risk of cash depletion in the event of a delay in the aforementioned revenue, we plan to obtain additional funding in fiscal 2003 through either a private or public equity instrument as well as a renegotiated bank line of credit. There is no assurance that our plans will be successful.

The estimate of the length of time our cash and other resources will last and that our revenues will be increased to achieve breakeven or positive net income are forward-looking statements that are subject to the risks and uncertainties set forth below in "Factors Affecting Future Operating Results," as well as other factors. Actual results may differ as a result of such factors.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Due to the following factors, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of our common stock. Additionally, we may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of our common stock. Furthermore, we operate in a highly dynamic industry, which often results in volatility of our common stock price.

We must raise additional capital to fund our operations.

We must raise additional capital in order to fund our operations during the remainder of fiscal year 2003 and to continue to implement our business plan. Such funds may not be available on acceptable terms, if at all.

Potential sources of additional funds may include financing transactions, including the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities in the future. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders could be materially reduced. We may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, the debt would be senior to equity in its claim on assets. The terms of any debt issued could impose restrictions on our operations.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be seriously harmed.

We have an amended and restated business loan agreement with our bank, dated September 7, 2001. Under the agreement we gave two secured promissory notes in total principal amounts of $12.0 million and $6.0 million to our bank, under which we may borrow as needed. Under the agreement and the notes, we are subject to certain covenants that, among other things, required us to maintain tangible net worth of at least $6.5 million as of July 31, 2002. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. However, it is possible that we may need a waiver for future periods and there are no guarantees that our bank will grant these waivers. In the instance that we do not meet these covenants, and cannot obtain waivers, the lender could accelerate payments on the notes. Additionally, both lines of credit will expire, and any amounts owed under the secured promissory notes will become due in October 2002. We are currently negotiating to extend or renew these lines of credit; however, we cannot assure you that such negotiations will be successful. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition and our ability to sustain growth.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001 and 2002 and had negative cash flow in fiscal 1995, 1998 and 2002. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2002 and 2001 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through July 31, 2002, our total accumulated deficit is $61,308,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

Marketing risks and volatility of OEM customer sales may harm our business.

Our ability to increase sales and achieve profitability depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer are subject to significant variability from quarter to quarter and to severe price pressures by competitors. In addition, two of our U.S. customers accounted for 14% and 12% respectively of our total net revenues for the quarter ended July 31, 2002. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve profitability also depends on maintaining our current sales levels of streaming video and PC add-in products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of our products could result in product returns or delayed or uncollectable receivables. For example, fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $1.4 million. We also provided for a bad debt allowance in the amount of approximately $2.2 million. Such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for these products.

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

       improvements to our silicon architecture; and

       enhancements to our software suite.

We cannot assure you that we will be able to make these advancements to our technology. If we do make these advances, we cannot assure you that we will be able to achieve and maintain technological leadership. Any material failure by us or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of our technology and the introduction and sale of future products based on our technology. We cannot assure you that products or technologies developed by others will not render obsolete our technology and the products based on our technology.

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

The market for multimedia products is highly competitive and is also influenced by embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth of our products. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products. These competitors include:

       STMicroelectronics;

       Equator Technologies;

       Zoran Corporation;

       LSI Logic/C-Cube;

       ESS Technology;

       Broadcom;

       Cirrus Logic;

       TriMedia Technologies.

In addition, Intel computer CPU chips processors have become more powerful, such that video decoding could be done in software. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our future revenue growth depends in large part on the adoption of MPEG technology.

MPEG LA, LLC provides licensing terms and administers royalty payments for use of patented technology associated with the use of MPEG standards. Terms of use of MPEG-2 patents have been in place for a number of years. Terms for use of MPEG-4 patents have just been issued. Our business strategy is, and has been, to focus on video/audio decoding products by investing heavily in MPEG technology. In addition, there are MPEG-4 alternatives being pushed by companies such as Microsoft and RealNetworks that could compete with MPEG-4 for market share negatively affecting our revenue expectations.

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

Our products and components are presently manufactured by outside suppliers or foundries. We do not have long-term contracts with these suppliers. We conduct business with our suppliers on a written purchase order basis. Our reliance on independent suppliers subjects us to several risks. These risks include:

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

Our future success depends in large part on the continued service of our key technical, marketing, sales and management personnel. Given the complexity of our technology, we are dependent on our ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of our products. These engineers are required to refine the existing hardware system and application programming interface and to introduce enhancements in future applications. Despite incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not able to obtain the services of additional personnel necessary for our growth.

We face risks related to intellectual property rights.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty patents covering the technology underlying our products. We have filed certain patent applications and are in the process of preparing others. We cannot assure that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

During fiscal 2002, 2001, and 2000, sales to international customers accounted for approximately 42%, 65%, and 67% of our total net revenues, respectively. We anticipate that sales to international customers, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

Interest Rate Sensitivity. At July 31, 2002, we held $2.2 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2002, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At July 31, 2002, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowing outstanding under a $6.0 million variable interest rate bank line of credit and utilized $178,000 of the standby letter of credit under this second line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at July 31, 2002, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 24, 2002, we distributed our Definitive Proxy Statement and Proxy to each of our stockholders of record as of April 22, 2002, for our Annual Meeting of Stockholders held June 21, 2002, which was adjourned to reconvene on August 2, 2002 and further adjourned to reconvene on August 5, 2002. At our Annual Meeting of Stockholders, our stockholders were asked to consider three proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and were then serving as our directors. The proposal was approved. The nominees of our Board, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	14,494,121	1,303,299	0	0
Willian J. Almon	14,858,101	939,310	0	0
William Wang	14,851,130	946,290	0	0
Julien Nguyen	14,858,435	938,985	0	0

The second proposal involved the approval of a change in our state of incorporation from California to Delaware. The proposal was not approved. The results were as follows:
For:	7,484,554
Against:	1,664,052
Abstained:	39,504

The third proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2003. The proposal was approved. The results were as follows:
For:	15,756,683
Against:	26,702
Abstained:	14,035

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
99.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
We did not file any Reports on Form 8-K during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: September 17, 2002

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Thinh Tran, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sigma Designs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ Thinh Tran

Thinh Tran

Chairman of the Board, President and Chief Executive Officer

I, Kit Tsui, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sigma Designs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ Kit Tsui

Kit Tsui

Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thinh Tran, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sigma Designs, Inc. on Form 10-Q for the quarter ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

By: /s/ Thinh Tran

Name: Thinh Tran

Title: Chairman of the Board, President and Chief Executive Officer

I, Kit Tsui, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sigma Designs, Inc. on Form 10-Q for the quarter ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

By: /s/ Kit Tsui

Name: Kit Tsui

Title: Chief Financial Officer and Secretary