Form 10-K/A
period 2002-02-02
SIGMA DESIGNS INC
filed 2002-12-13
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1221 California Circle
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

EXPLANATORY NOTE

      This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to Sigma Designs, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2002 ("Form 10-K") for the following purposes:

  to provide additional discussion in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding significant product returns by our primary U.S. distributor in the third and fourth fiscal quarters of fiscal 2001, and the impact of those product returns on our net revenues, revenue recognition for products sold to that distributor and sales return reserves; and

  to provide further detail in the discussion regarding how we recognize revenue contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 of "Notes to Consolidated Financial Statements," contained on page F-8 of our Consolidated Financial Statements filed with our Form 10-K in response to Part II, Item 8, "Consolidated Financial Statements and Supplementary Data."

      This amendment does not otherwise update the disclosures set forth in these items as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

Sigma Designs, Inc.
2002 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

PART II	Page No.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 8. Consolidated Financial Statements and Supplementary Data	**

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**

Signatures	**

PART II

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

During the third quarter of fiscal 2001, our primary U.S. distributor contacted us to request a large and unusual product return in excess of their stock rotation rights under our distributor agreement with this distributor. Due to this distributor's prominence in the market and our desire to continue our business relationship with them, we accepted the product returns. Consequently, the distributor returned approximately $2.7 million of product during the third quarter of fiscal 2001, which we recorded as a reduction of revenue for that quarter. As a result of these significant returns, effective in the third quarter of fiscal 2001, we concluded that we no longer had a reasonable basis to estimate sales returns from this distributor and modified our policy to recognize revenue upon resale to the distributor's end-customers. Consequently, in the third quarter of fiscal 2001, we deferred revenue of $593,000, for third quarter product shipments to this distributor that had not sold through to the distributor's end-customers as of the end of that quarter. Although we had other accounts receivable from this distributor at the end of the third quarter of 2001 for products that were still in the distributor's inventory at the end of that quarter, we fully intended to exercise our collection rights on these receivables. Therefore, we did not record an additional sales return reserve at that time.

In the fourth quarter of fiscal 2001, the above-mentioned distributor contacted us again to request a product return for $1.4 million. After extensive discussions with the distributor, we agreed to the product returns. As a result of these significant returns, in the fourth quarter of fiscal 2001, we recorded a sales return reserve of $887,000, which along with the $593,000 revenue deferral referred to in the previous paragraph, provided for the maximum product return exposure from this distributor at the end of fiscal 2001.

Our current agreement with this distributor, executed in the first quarter of fiscal 2002, allows for the right of return and price protection. The right of return allows our primary U.S. distributor to return any product in the original packaging for full credit up to 180 days after the earlier of the termination or early expiration of the distribution agreement in accordance with its terms.

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

Revenue Recognition - Revenues consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when the Company cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable, generally upon resale by distributors to end-customers. Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized. As further discussed under the caption "Net Revenues" in this Item 7, in fiscal 2001, we began recognizing revenue from our primary U.S. distributor upon resale to end-customers. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of our prior distribution agreement. Under terms of the current distribution agreement entered into with the distributor in fiscal 2002, the Company has granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although returns have not been frequent, we have not been reasonably able to estimate returns from this distributor regarding our video networking products. Consequently, pursuant to our above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

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

Accounts Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. For certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyong the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and related receivable when we cannot reasonably estimate collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. In addition, we record a reserve based on the size and age of all receivable balances against which we have not established a specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us. In fiscal 2002 and 2001, we recorded a provision for general and specific bad debt allowance in the total amount of $121,000 (net of recovery of $329,000) and $2.2 million respectively.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sigma's consolidated financial statements, the notes thereto, and the independent auditors' report appear on pages F-1 through F-23 and S-1 of this Annual Report on Form 10-K/A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8- K

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K/A:

2. Consolidated Financial Statements Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K/A:
Schedule II-Valuation and Qualifying Accounts and Reserves	S- 1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended January 31, 2002.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No.1 on From 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 13th day of December 2002.

SIGMA DESIGNS, INC.
By: /s/ Thinh Q. Tran
Chairman of the Board,
President, and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated: :
Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 13, 2002
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Accounting Officer)	December 13, 2002
/s/ William J. Almon William J. Almon	Director	December 13, 2002
/s/ William Wang William Wang	Director	December 13, 2002
/s/ Julien Nguyen Julien Nguyen	Director	December 13, 2002
* By: /s/ Thinh Q. Tran Thinh Q. Tran Attorney in fact		December 13, 2002

CERTIFICATIONS

Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thinh Tran, certify that:

1. I have reviewed this annual report on Form 10-K/A of Sigma Designs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 13, 2002

/s/ Thinh Tran

Thinh Tran

Chairman of the Board, President and Chief Executive Officer

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kit Tsui, certify that:

1. I have reviewed this annual report on Form 10-K/A of Sigma Designs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 13, 2002

/s/ Kit Tsui

Kit Tsui

Chief Financial Officer and Secretary

Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Thinh Tran, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sigma Designs, Inc. on Form 10-K/A for the fiscal year ended Febuary 2, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K/A fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

Date: December 13, 2002

By: /s/ Thinh Tran

Name: Thinh Tran

Title: Chairman of the Board, President and Chief Executive Officer

Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Kit Tsui, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sigma Designs, Inc. on Form 10-K/A for the fiscal year ended Feburary 2, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K/A fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

Date: December 13, 2002

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

Revenue Recognition - Revenues consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when the Company cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable, generally upon resale by distributors to end-customers. Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized. In the third quarter of fiscal 2001, we began recognizing revenue from our primary U.S. distributor upon resale to end-customers. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of our prior distribution agreement. Under terms of the current distribution agreement entered into with the distributor in fiscal 2002, the Company has granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although returns have not been frequent , we have not been reasonably able to estimate returns from this distributor regarding our video networking products. Consequently, pursuant to our above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                               Years Ended January 31,
                                          --------------------- ---------
                                            2002       2001       2000
                                          ---------  ---------  ---------
Numerator:
  Net income (loss) available to
    common shareholders, basic
    and diluted......................... $ (10,392) $  (6,868) $   2,263
                                          ---------  ---------  ---------
Denominator:
  Weighted average common shares
     outstanding........................    16,318     16,305     15,784
  Weighted average common shares
     outstanding subject to repurchase..        (1)       (43)       (56)
                                          ---------  ---------  ---------
Shares used in computation, basic.......    16,317     16,262     15,728

Effect of dilutive securities:
  Common shares subject to repurchase...        --         --         56
  Stock options.........................        --         --      1,876
  Warrants..............................        --         --         44
                                          ---------  ---------  ---------
Shares used in computation, diluted.....    16,317     16,262     17,704
                                          ---------  ---------  ---------

Net income (loss) per share:
  Basic................................. $   (0.64) $   (0.42) $    0.14
                                          =========  =========  =========
  Diluted............................... $   (0.64) $   (0.42) $    0.13
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

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows (in thousands):

                                             2002       2001       2000
                                           ---------  ---------  ---------
      Computed at 35%...................  $  (3,636) $  (2,402) $     842
      State taxes, expiration of net
        operating loss carryforwards....          2          1        226
      Valuation allowance...............      3,781      2,550     (1,386)
      Other.............................       (143)      (147)       378
                                           ---------  ---------  ---------
      Total.............................  $       4  $       2  $      60
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

10.6(13) Sublease between the Registrant and Sun Microsystems, Inc.

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

10.12(14)Registrant's 2001 Loan and Security Agreement with Silicon Valley
         Bank, as amended

23.1     Independent Auditors' Consent.

24.1(14) Power of Attorney (See page 25).

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
         Annual Report on Form 10-K for the fiscal year ended January 31,
         1998.

    (12) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-8 (No. 333-64234) filed on June
         29, 2001.

    (13) Incorporated by reference to identically numbered exhibits to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         January 31, 1999.

    (14) Incorporated by reference to identically numbered exhibits to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         February 2, 2002.