Form 10-Q
period 2002-10-31
SIGMA DESIGNS INC
filed 2002-12-17
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).YES [  ]   NO [X]

    As of November 2, 2002 there were 16,517,495 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                        October 31, January 31,
                                                           2002        2002
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $     1,066  $     5,056
  Short-term investments.............................         836          943
  Accounts receivable - net..........................       2,616        2,168
  Inventories........................................       3,790        4,482
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         624          521
                                                       -----------  -----------
              Total current assets...................      20,932       25,170

Equipment & leasehold improvements, net..............       1,329          831
Other assets.........................................         387          273
                                                       -----------  -----------
Total................................................ $    22,648  $    26,274
                                                       ===========  ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       2,446        1,115
  Accrued liabilities and other......................       1,936        1,580
                                                       -----------  -----------
              Total current liabilities..............      16,382       14,695

Capital lease obligations............................          13          113
Other - long term liabilities........................         317           --

Shareholders' equity:
  Common stock.......................................      68,097       67,884
  Accumulated other comprehensive income.............          18           31
  Accumulated deficit................................     (62,179)     (56,449)
                                                       -----------  -----------
              Total shareholders' equity.............       5,936       11,466
                                                       -----------  -----------
Total................................................ $   $22,648  $   $26,274
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                           Three months ended    Nine months ended
                                                October 31,          October 31,
                                          --------------------  --------------------
                                            2002       2001       2002       2001
                                          ---------  ---------  ---------  ---------
Net revenues...........................  $   4,720  $   3,416  $  11,430  $   9,620

Costs and expenses:
   Costs of revenues...................      2,038      1,906      5,360      5,739
   Research and development............      1,821      1,929      6,018      5,860
   Sales and marketing.................      1,086      1,008      3,324      3,337
   General and administrative..........        659        276      2,280      1,774
                                          ---------  ---------  ---------  ---------
      Total costs and expenses.........      5,604      5,119     16,982     16,710
                                          ---------  ---------  ---------  ---------
Net loss from operations...............       (884)    (1,703)    (5,552)    (7,090)
Interest and other income (expense), net       (24)        37       (213)       204
                                          ---------  ---------  ---------  ---------
Loss before income taxes...............       (908)    (1,666)    (5,765)    (6,886)
Provision (benefit) for income taxes...        (37)        --        (35)         4
                                          ---------  ---------  ---------  ---------
Net loss...............................  $    (871) $  (1,666) $  (5,730) $  (6,890)
                                          =========  =========  =========  =========

Net loss per share - basic.............  $   (0.05) $   (0.10) $   (0.35) $   (0.42)
                                          =========  =========  =========  =========
Shares used in computing per
   share amount - basic................     16,508     16,310     16,454     16,311
                                          =========  =========  =========  =========

Net loss per share  - diluted..........  $   (0.05) $   (0.10) $   (0.35) $   (0.42)
                                          =========  =========  =========  =========
Shares used in computing per
   share amount - diluted..............     16,508     16,310     16,454     16,311
                                          =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                        Nine months ended
                                                            October 31,
                                                       --------------------
                                                          2002       2001
                                                       ---------  ---------
Cash flows from operating activities:
  Net loss........................................... $  (5,730) $  (6,890)
  Adjustments to reconcile net loss
    to net cash used for operating activities:

    Depreciation and amortization....................       431        518
    Investment impairment charge.....................       172         --
    Accretion of contributed leasehold improvements..        (7)        --
   Changes in assets and liabilities:
        Accounts receivable..........................      (448)     2,738
        Inventories..................................       692      2,607
        Prepaid expenses and other...................      (103)      (177)
        Accounts payable.............................     1,331     (1,390)
        Accrued liabilities and other................       366        222
                                                       ---------  ---------

Net cash used for operating activities...............    (3,296)    (2,372)
                                                       ---------  ---------

Cash flows from investing activities:
  Equipment additions................................      (529)      (142)
  Purchases of short-term investments................    (3,473)    (6,772)
  Maturity of short-term investments.................     3,568     10,492
  Other assets.......................................      (286)       (20)
                                                       ---------  ---------
Net cash provided by (used for) investing
   activities........................................      (720)     3,558
                                                       ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock................       213          2
  Repayment of capital lease obligations.............      (186)      (259)
                                                       ---------  ---------
Net cash provided by (used for) financing
   activities........................................        27       (257)
                                                       ---------  ---------
Effect of exchange rate changes on cash..............        (1)        (9)
                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalent..    (3,990)       920
Cash and cash equivalents, beginning of period.......     5,056      5,422
                                                       ---------  ---------
Cash and cash equivalents, end of period............. $   1,066  $   6,342
                                                       =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest............................. $     210  $     488
                                                       =========  =========
  Cash paid for income taxes......................... $       2  $       4
                                                       =========  =========
  Noncash investing and financing activities:
     Contributed leasehold improvements.............. $     400  $      --
                                                       =========  =========
     Cancellation of notes receivable and
       related common stock.......................... $      --  $       1
                                                       =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2002 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter and nine months ended October 31, 2002 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2002 and notes thereto included in the Form 10-K/A Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending October 31, 2002 and October 31, 2001, although the third quarter of fiscal 2003 and fiscal 2002 ended on November 2, 2002 and November 3, 2001, respectively.

2. Results of Operations and Management's Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the three and nine month periods ended October 31, 2002, the Company recorded a net loss of $871,000 and $5,730,000 respectively, and has an accumulated deficit of $62,179,000 as of October 31, 2002. In addition, the Company has experienced a decline in annual revenues and operating cash flows during the three previous fiscal years. The Company's continuation as a going concern is dependent upon its ability to achieve sustained profitability and generate positive operating cash flows.

During fiscal year 2003, management plans to take several measures toward achieving positive cash flows as well as increasing its cash available in the near term. These plans are based on management's belief that it will have sufficient demand from its customers that will result in an increase in revenue to achieve breakeven or positive net income by the end of the current fiscal year. To conserve cash, management has made a decision to retain its current staffing while reducing costs in all other non-essential areas. In addition, to reduce the risk of cash depletion in the event of a delay in the aforementioned revenue, management plans to obtain additional funding in the near future through either a public or private equity instrument as well as a renegotiated bank line of credit. There is no assurance that management's plans will be successful.

3. Inventories

Inventories consisted of the following (in thousands):

                                      October 31,  January 31,
                                         2002         2002
                                     -----------  -----------
Raw materials ..................... $     1,265  $     1,568
Work in process ...................         578        1,338
Finished goods ....................       1,947        1,576
                                     -----------  -----------
Inventories ....................... $     3,790  $     4,482
                                     ===========  ===========

4. Line of Credit

As of October 31, 2002, the Company had $12,000,000 outstanding under a $12,000,000 bank line of credit which was renewed on November 1, 2002 and expires in October 2003, bears interest at the Term Deposit rate (1% at October 31, 2002) plus 0.85%, and is collateralized by funds on deposit in accounts that have been assigned to the lender and are included in the Company's Balance Sheet as of October 31, 2002 as restricted cash.

The Company also had a $6,000,000 receivable bank line of credit that expired on October 31, 2002 which was amended upon renewal on November 1, 2002 to a $5,000,000 receivable line of credit and a $1,000,000 noncollaterized line of credit. Both lines of credit expire in October 2003.

This receivable line of credit is collateralized by the Company's accounts receivable, inventories, equipment and intangible assets. As of October 31, 2002, the Company had utilized $68,000 of the standby letter of credit under this second line of credit. Borrowings under this line of credit are generally limited to a maximum of 70% of eligible accounts receivable (as defined). This line of credit agreement contains certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt (Tangible Net Worth). At October 31, 2002, the Company was required to maintain Tangible Net Worth of at least $5,000,000 and was in compliance with this covenant under the renewed bank loan agreement dated November 1, 2002. Currently, borrowings under the noncollaterized line of credit are not available until the Company is able to meet certain conditions.

5. Investment Impairment Charge

During the second quarter ended July 31, 2002 the Company recorded an impairment charge of $142,000 to completely eliminate the carrying amount of its investment in a closely-held technology company, due to the continued weakness in the software development industry. The Company's ownership interest in this company is less than 6% of the outstanding capital stock.

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

The following table sets forth the basic and diluted net loss per share computation for the periods presented (in thousands except per share data):

                                          Three months ended    Nine months ended
                                              October 31,           October 31,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Numerator:

Net loss............................... $    (871) $  (1,666) $  (5,730) $  (6,890)
                                         =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding.........................    16,508     16,310     16,454     16,313
Common shares subject to
   repurchase..........................        --         --         --         (2)
                                         ---------  ---------  ---------  ---------
Shares used in computation, basic......    16,508     16,310     16,454     16,311
Effect of dilutive securities:
Common shares subject to
   repurchase..........................        --         --         --         --
Stock options and warrants.............        --         --         --         --
                                         ---------  ---------  ---------  ---------
Shares used in computation, diluted....    16,508     16,310     16,454     16,311
                                         =========  =========  =========  =========
Net loss per share:
  Basic ............................... $   (0.05) $   (0.10) $   (0.35) $   (0.42)
                                         =========  =========  =========  =========

  Diluted ............................. $   (0.05) $   (0.10) $   (0.35) $   (0.42)
                                         =========  =========  =========  =========

The Company had 4,715,000 and 3,456,000 stock options excluded potential dilutive securities as of October 31, 2002 and 2001, respectively.

7. Comprehensive Loss

The reconciliation of net loss to total comprehensive loss is as follows (in thousands):

                                          Three months ended    Nine months ended
                                              October 31,           October 31,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net loss............................... $    (871) $  (1,666) $  (5,730) $  (6,890)
Other comprehensive income (loss)
   - net unrealized loss on
      short-term investments...........        (3)        (4)       (12)       (10)
   - cumulative translation
      adjustment.......................        --         --         (1)        (9)
                                         ---------  ---------  ---------  ---------
Total comprehensive loss............... $    (874) $  (1,670) $  (5,743) $  (6,909)
                                         =========  =========  =========  =========

8. Related Party Transactions

During the quarter ended October 31, 2002, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease is one year at the same market rate as the percentage allocation of rent and real expenses each month.

9. Segment Disclosure

The Company follows the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

10. Recently Issued Accounting Pronouncements

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company'scommitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs and statements regarding the fluctuation of gross margins, other net revenues, and sales to the commercial streaming video and consumer appliance market, our anticipated revenues from the commercial streaming video market, consumer appliance market, PC add-in market, and sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Factors Affecting Future Operating Results" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K/A for the year ended January 31, 2002 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Net Revenues. We reported a net loss of $871,000, or $0.05 per basic and diluted share on net revenues of $4,720,000 for the fiscal quarter ended October 31, 2002, compared to a net loss of $1,666,000, or $0.10 per basic and diluted share on net revenues of $3,416,000 for the same quarter in the prior year. Net revenues for the third quarter of fiscal 2003 increased 38% as compared to the same period last year. The increase in net revenues is primarily attributable to increased sales from our new MPEG-4 board and chipset products.

The following table sets forth our net revenues in each product group (in thousands):

                                       Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 Boards.............................. $  1,842  $  1,224   $  5,001  $  5,816
 Chipsets............................    2,558       998      5,799     2,406
 Other...............................      320     1,194        630     1,398
                                       --------  --------   --------  --------
Total net revenues................... $  4,720  $  3,416   $ 11,430  $  9,620
                                       ========  ========   ========  ========

MPEG board product net revenues for the third quarter of fiscal 2003 increased 50% to $1,842,000 as compared to $1,224,000 for the corresponding period in the prior year. MPEG board product net revenues for the first nine months of fiscal 2003 decreased 14% to $5,001,000, as compared to $5,816,000 for the same period last year. MPEG chipset net revenues for the third quarter of fiscal 2003 increased 156% to $2,558,000, as compared to $998,000 for the same period last year. MPEG chipset net revenues for the first nine months of fiscal 2003 increased 141% to $5,799,000, as compared to $2,406,000 for the corresponding period in the prior year. Other net revenue for the three months ended October 31, 2002 decreased 73% to $320,000 as compared to $1,194,000 for the same period last year. Other net revenues for the first nine months of fiscal 2003 decreased 55% to $630,000, as compared to $1,398,000 for the same period last year. MPEG-based boards and chipsets represented 93% and 65% of net revenues for the quarter ended October 31, 2002 and October 31, 2001, respectively. Other products represented 7% and 35% of net revenues for the quarter ended October 31, 2002 and October 31, 2001, respectively. For the nine months ended October 31, 2002, MPEG-based boards and chipsets represented 94% of net revenues, and other products represented 6% of net revenues. For the nine months ended October 31, 2001, MPEG-based boards and chipsets represented 85% of net revenues, and other products represented 15% of net revenues.

The significant increase in net revenues from MPEG-based chipsets for the three months and nine months ended October 31, 2002 is largely due to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. The increase in net revenues from MPEG-based board products for the three months ended October 31, 2002 and the decrease for the nine months ended October 31, 2002 are primarily attributable to large periodic orders from commercial installations resulting in fluctuating revenue to the Company. The category "Other" in the above table mainly consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology, commercial streaming video consoles, and accessories. The decrease in other net revenues for the three and nine months ended October 31, 2002 is primarily attributable to the decreased sales of our consoles to the commercial streaming video market. Development fees totaled approximately $125,000 and $207,000 for the three and nine months ended October 31, 2002 respectively as compared to $81,000 and $224,000 for the three and nine months ended October 31, 2001. We expect that other net revenues will continue to fluctuate.

The following table sets forth our net revenues by market segment (in thousands):

                                       Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 Commercial streaming video market... $  1,353  $  1,825   $  2,864  $  5,165
 Consumer appliance market...........    2,625     1,055      6,009     2,476
 PC add-in market....................      600       455      2,202     1,755
 Other markets.......................      142        81        355       224
                                       --------  --------   --------  --------
Total net revenues................... $  4,720  $  3,416   $ 11,430  $  9,620
                                       ========  ========   ========  ========

For the three months ended October 31, 2002, revenues from sales of our products to the commercial streaming video market decreased 26% to $1,353,000, from $1,825,000 for the same quarter of last year. Revenues from sales of our products to the consumer appliance market increased 149% to $2,625,000, from $1,055,000 for the same quarter of last year. Revenues from sales of our products to the PC add-in market increased 32% to $600,000, from $455,000 for the same quarter of last year. Revenue from our products to the other markets increased 75% to $142,000, from $81,000 for the same quarter of last year. For the nine months ended October 31, 2002, revenues from sales of our products to the commercial streaming video market decreased 45% to $2,864,000, from $5,165,000 for the same period of last year. Revenues from sales of our products to the consumer appliance market increased 143% to $6,009,000, from $2,476,000 for the same period of last year. Revenues from sales of our products to the PC add-in market increased 25% to $2,202,000 from $1,755,000 for the same period of last year. Revenue from our products to the other markets increased 58% to $355,000, from $224,000 for the same period of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the third quarter and first nine months of fiscal 2003 as compared to the same periods of fiscal 2002 is mainly attributable to the fluctuations caused by the project-oriented nature of sales of our products to the commercial streaming video market. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year. The increase in revenues from sales of our products to the consumer appliance market in the third quarter and first nine months of fiscal 2003 as compared to the same periods of fiscal 2002 is attributable to increased sales of our MPEG chipsets to set-top box manufacturers. The consumer appliance market remains in an emerging phase and we expect fluctuating revenues to continue. The increase in revenues from sales of our products to the PC add-in market in the third quarter and first nine months of fiscal 2003 as compared to the same periods of fiscal 2002 is due to the introduction of our new MPEG-4 Xcard product in the PC add-in market. We expect our revenues from the PC add- in market to be relatively small in future periods as a result of our decision to focus on the video-on-demand and consumer appliance market. The category "Other" in the above table consists of development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and freight fees. The increase in other market net revenues for the three months and nine months ended October 31, 2002 is primarily attributable to due to an increase in freight fees as well as accessory sales. We expect that other market net revenues will continue to fluctuate.

The following table sets forth our net revenues by geographic region (in thousands):

                                       Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                         2002      2001       2002      2001
                                       --------  --------   --------  --------
 North America....................... $  1,806  $  2,244   $  4,366  $  5,486
 Asia & Other regions................    1,640       648      4,427     2,110
 Europe..............................    1,274       524      2,637     2,024
                                       --------  --------   --------  --------
Total net revenues................... $  4,720  $  3,416   $ 11,430  $  9,620
                                       ========  ========   ========  ========

Revenues from North America represented 38% of net revenues for the quarter and the nine months ended October 31, 2002, respectively as compared with 66% and 57% in the comparable periods of the prior year. Our international sales represented 62% of net revenues for the quarter and the nine months ended October 31, 2002, as compared with 34% and 43% in the comparable periods of the prior year.

North America revenues decreased 20% to $1,806,000 for the three months ended October 31, 2002 from $2,244,000 for the three months ended October 31, 2001, and decreased to $4,366,000 for the nine months ended October 31, 2002 from $5,486,000 for the nine months ended October 31, 2001. These decreases are primarily attributable to the decreased sales of our consoles to commercial streaming video market.

Total international revenues for the three months ended October 31, 2002 increased 149% to $2,914,000 from $1,172,000 for the three months ended October 31, 2001. Total international revenues for the nine months ended October 31, 2002 increased 71% to $7,064,000 from $4,134,000 for the nine months ended October 31, 2001. Our revenues from Asia and other regions as a percentage of total net revenues were 35% for the quarter and 39% for the nine months ended October 31, 2002, as compared with 19% and 22% in the comparable periods of the prior year. Our revenues from Asia and other regions increased 153% to $1,640,000 for the quarter ended October 31, 2002 from $648,000 for the quarter ended October 31, 2001, and increased 110% to $4,427,000 for the nine months ended October 31, 2002 from $2,110,000 for the nine months ended October 31, 2001. This increase is primarily attributable to increased sales of our MPEG chipsets to distributors and OEM manufacturers in Asia. Our revenues from Europe as a percentage of total net revenues were 27% for the quarter and 23% for the nine months ended October 31, 2002, as compared with 15% and 21% in the comparable periods of the prior year. Our revenues from Europe increased 143% to $1,274,000 for the quarter ended October 31, 2002 from $524,000 for the quarter ended October 31, 2001, and increased 30% to $2,637,000 for the nine months ended October 31, 2002 from $2,024,000 for the nine months ended October 31, 2001. This increase is primarily attributable to increased sales of our MPEG chipsets to an OEM manufacturer in Europe.

Sales to one U.S. customer accounted for approximately 14% of total net revenues for the quarter ended October 31, 2002 and sales to three U.S. customers accounted for 30%, 11% and 11% respectively in the same period last year. Sales to one U.S. customer accounted for approximately 12% of total net revenues during the nine months ended October 31, 2002, as compared with three U.S. customers accounted for 11%, 16% and 11% respectively in the same period last year. Sales to one international customer accounted for approximately 11% of total net revenues during the third quarter and no international customer accounting for more than 10% of total net revenues during the nine months ended October 31, 2002. No international customer accounted for more than 10% of total net revenues during the third quarter and one international customer accounting for 12% during the nine months ended October 31, 2001.

Gross Margin. Our gross margin for the quarter ended October 31, 2002 was 57% as compared to 44% for the same quarter last year. For the nine months ended October 31, 2002, our gross margin was 53% as compared to 40% during the same period of last year. The year-over-year improvement in gross margin for the quarter and nine months ended October 31, 2002 is primarily due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, and the introduction and sales of our new MPEG-4 chipset and board products. Our gross margins are likely to vary from quarter to quarter primarily due to changes in product sales mix, volume discount and our costs. Because average selling prices of our products typically decline over the life of the product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses increased by $78,000 or 8%, during the third quarter of fiscal 2003, and were comparable during the first nine months of fiscal 2003, as compared to the same periods in fiscal 2002. The increase in sales and marketing expenses in the third quarter of fiscal 2003 compared to the same period last year was primarily attributable to trade shows and additional staffing. Going forward, we expect our sales and marketing expenses will increase year-over-year as we intend to expand our sales and marketing organization. Research and development expenses decreased by $108,000, or 6%, during the third quarter of fiscal 2003, and increased by $158,000, or 3% during the first nine months of fiscal 2003, as compared to the same periods in fiscal 2002. The decrease in research and development expenses in the third quarter of fiscal 2003 compared to last year resulted from a reduction in expenses related to outsourcing development. The increase in research and development expenses during the first nine months of fiscal 2003 compared to last year resulted from additional testing and sampling of new products as well as additional engineering staffing. As a result of our continuing efforts to develop our proprietary MPEG based products, research and development expenses are likely to continue to increase in absolute dollar terms year-over-year. General and administrative expenses increased by $383,000, or 139%, during the third quarter of fiscal 2003, and increased by $506,000, or 29%, during the first nine months of fiscal 2003 as compared to the same periods in fiscal 2002. These increases in general and administrative expenses were largely due to the one-time effect from the recovery of previously written-off accounts receivable in the amount of $329,000 during the third quarter of fiscal 2002 and increasing costs of various professional services. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

A summary of certain lease obligations as of October 31, 2002 as follows (in thousands):

Contractual Obligations                     Total       Capital     Operating
Payments Due by Period                                   Leases       Leases
---------------------------------------  -----------  -----------  -----------
1 year or less.........................       $746         $167         $579
1-3 years..............................      1,223           14        1,209
4-5 years..............................      1,227           --        1,227
                                         -----------  -----------  -----------
Total .................................     $3,196         $181       $3,015
                                         ===========  ===========  ===========

Our primary sources of funds to date have been cash generated from operations, proceeds from stock issuances and bank borrowings under lines of credit. Excluding the restricted cash of $12.0 million, we had cash, cash equivalents and short-term investments of $1.9 million at October 31, 2002, as compared with $6.0 million at January 31, 2002. The decrease of $4.1 million during the first nine months of fiscal 2003 was primarily due to net cash use for operating activities, repayment of capital leases, and additional equipment and leasehold improvements to our new headquarters' facility.

Although we also have $12.0 million in restricted cash, this amount is not available to fund operations, as it is held by the bank as collateral for the short-term loan in an equal amount.

We also had a receivable bank line of credit under which we had availability to draw down approximately $1.3 million at October 31, 2002. The line of credit agreement was renewed on November 1, 2002 and required us to maintain a tangible net worth of at least $5.0 million on October 31, 2002. Although we were in compliance with this covenant at October 31, 2002, we cannot assure you that we will remain in compliance in succeeding quarters and accordingly borrowings under this line of credit may not be available.

In addition, we obtained a noncollaterized bank line of credit of $1.0 million on November 1, 2002, which expires in October 2003. Borrowings under this arrangement are not available until certain conditions are met.

The condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the three and nine month periods ended October 31, 2002, we recorded a net loss of $0.9 million and $5.7 million respectively, and we have an accumulated deficit of $62.2 million as of October 31, 2002. In addition, we have experienced a decline in annual revenues and operating cash flows during the three previous fiscal years. Our continuation as a going concern is dependent upon our ability to achieve sustained profitability and generate positive operating cash flows.

During fiscal year 2003, we plan to take several measures toward achieving positive cash flows as well as increasing our cash available in the near term. These plans are based on our belief that we will have sufficient demand from our customers that will result in an increase in revenue to achieve breakeven or positive net income by the end of the current fiscal year. To conserve cash, we have made a decision to retain our current staffing while reducing costs in all other non-essential areas. In addition, to reduce the risk of cash depletion in the event of a delay in the aforementioned revenue, we plan to obtain additional funding in the near future through either a private or public equity instrument as well as a renegotiated bank line of credit. We cannot assure you that our plans will be successful.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

Due to the following factors, our results of operations and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends of future periods. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of our common stock. Additionally, we may not learn of such shortfall until late in a fiscal quarter, which could result in even more immediate and adverse effect on the trading price of our common stock. Furthermore, we operate in a highly dynamic industry, which often results in volatility of our common stock price.

We must raise additional capital to fund our operations.

We must raise additional capital in order to fund our operations before the end of the current fiscal year and beyond, and to continue to implement our business plan. Such funds may not be available on acceptable terms, if at all.

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

We have amended and restated the business loan agreement with our bank, dated November 1, 2002. Under the agreement we issued to our bank two secured promissory notes in the total principal amounts of $12.0 million and $6.0 million, respectively, that expire in October 2003, under which we may borrow as needed. Under the agreement and the notes, we are subject to certain covenants that, among other things, require us to maintain tangible net worth of at least $5.0 million as of October 31, 2002. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. However, it is possible that we may need a waiver for future periods and there are no guarantees that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002, and to date in fiscal 2003 and had negative cash flow in fiscal 1995, 1998, 2002, and to date in fiscal 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2002 and 2001 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through October 31, 2002, our total accumulated deficit is $62,179,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

If we are unable to maintain our listing on the Nasdaq National Market, the liquidity of our common stock could be seriously impaired.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that we must hold net tangible assets, or total assets less total liabilities, of at least $10 million. At October 31, 2002, we held net tangible assets of approximately $5.9 million. Consequently, the Nasdaq may notify us that we are not in compliance with this listing requirement, and will then likely require us to demonstrate a plan for establishing compliance with this requirement. If we are unable to demonstrate a satisfactory compliance plan, the Nasdaq may seek to delist our common stock from the Nasdaq National Market. If our common stock is delisted, even if our common stock is subsequently quoted or listed on another organized market, an active trading market may not develop for our common stock in that market.

If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock, regardless of our operating performance. Delisting could also adversely affect our relationships with vendors and customers.

Marketing risks and volatility of OEM customer sales may harm our business.

Our ability to increase sales and achieve profitability depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures by competitors. In addition, one of our U.S. customers accounted for 14% of our total net revenues for the quarter ended October 31, 2002. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will continue to experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve profitability also depends on maintaining our current sales levels of streaming video and PC add-in products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of our products could result in product returns or delayed or uncollectable receivables. For example, in the third and fourth quarters of fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $2.7 million and $1.4 million, respectively. We also provided for a bad debt allowance in the amount of approximately $2.1 million as of January 31, 2001. Such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for these products.

Failure to keep pace with technological change will seriously harm our business.

Our success depends, among other things, on our ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

Technological leadership depends on our continued technological advancements and research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

compatibility with emerging standards and multiple platforms; improvements to our silicon architecture; and enhancements to our software suite.

We cannot assure you that we will be able to make these advancements to our technology. Even if we make these advances, we cannot assure you that we will be able to achieve and maintain technological leadership. Any material failure by us or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of our technology and the introduction and sale of future products based on our technology. We cannot assure you that products or technologies developed by others will not render obsolete our technology and the products based on our technology.

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. During fiscal 2002 and 2001, we wrote down our inventory in the amount of approximately $1.4 million and $1.9 million respectively, because of a continuing decline in demand for certain of our PC-related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. These higher costs could result in downward pressures on our gross margins.

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

STMicroelectronics; Equator Technologies; Zoran Corporation; LSI Logic/C-Cube; ESS Technology; Broadcom; Cirrus Logic; TriMedia Technologies. IBM ATI

In addition, Intel computer processors have become more powerful, such that video decoding could be done in software. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on video/audio decoding products by investing heavily in MPEG technology. We have made substantial investments in product development based on the latest MPEG technology, MPEG-4. Though MPEG-4 has gained some market acceptance, there is increasing competition from Microsoft's WMT and the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though the company intends to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not take the lead with these new technologies.

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

  loss of key personnel;

  technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays; and

  availability of third-party manufacturing capacity for production of certain of our products. We derive a substantial portion of our revenues from sales to the Asia Pacific region, a region of the world that is subject to economic instability.There can be no assurance that such instability will not have a material adverse effect on any future international revenues.

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

During fiscal 2002, 2001, and 2000, sales to international customers accounted for approximately 42%, 65%, and 67% of our total net revenues, respectively. We anticipate that sales to international customers will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

Interest Rate Sensitivity. At October 31, 2002, we held $0.8 million in short-term investments consisting of U.S. government and corporate debt securities with an average original maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at October 31, 2002, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold our investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates for short-term investments.

At October 31, 2002, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowing outstanding under a $6.0 million variable interest rate bank line of credit and utilized $68,000 of the standby letter of credit under this second line of credit. If short-term interest rates were to increase to 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at October 31, 2002, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15- d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "reportable conditions," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits

  None

  Reports on Form 8-K

We did not file any Reports on Form 8-K during the quarter ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: December 17, 2002

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CERTIFICATIONS

Certification of the President and Chief Executive Officer under Section
302(a) of the Sarbanes-Oxley Act of 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

      /s/ Thinh Tran

      Thinh Tran

Chairman of the Board, President and Chief Executive Officer

Certification of the Chief Financial Officer and Secretary under Section
302(a) of the Sarbanes-Oxley Act of 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

     /s/ Kit Tsui

    Kit Tsui

     Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thinh Tran, certify, pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the
Quarterly Report of Sigma Designs, Inc. on Form 10-Q for the quarter ended
November 2, 2002 fully complies with the requirements of Section 13(a) or 15(d)
of the Securities Exchange Act of 1934 and that information contained in such
Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

By:  /s/ Thinh Tran

Name:  Thinh Tran

Title:  Chairman of the Board, President and Chief Executive Officer

I, Kit Tsui, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the
Quarterly Report of Sigma Designs, Inc. on Form 10-Q for the quarter ended
November 2, 2002 fully complies with the requirements of Section 13(a) or 15(d)
of the Securities Exchange Act of 1934 and that information contained in such
Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Sigma Designs, Inc.

By:   /s/ Kit Tsui

Name: Kit Tsui

Title: Chief Financial Officer and Secretary