Form 10-K
period 2003-02-01
SIGMA DESIGNS INC
filed 2003-04-28
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Febuary 1, 2003

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

Common Stock
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

      As of August 2, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were 16,504,979 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on August 2, 2002) was approximately $41,942,149. Shares of the Registrant's outstanding common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 18,280,346 shares of the Registrant's Common Stock issued and outstanding on April 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on June 20, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended February 1, 2003.

Sigma Designs, Inc.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page No.

Item 1. Business	**

Item 2. Properties	**

Item 3. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

PART II

Item 5. Market for The Registrant's Common Stock and Related Stockholder Matters	**

Item 6. Selected Financial Data	**

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	**

Item 8. Financial Statements and Supplementary Data	**

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**

PART III

Item 10. Directors and Executive Officers of the Registrant	**

Item 11. Executive Compensation	**

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**

Item 13. Certain Relationships and Related Transactions	**

Item 14. Controls and Procedures	**

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	**

Signatures	**

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report on Form 10-K, including but not limited to the factors discussed under "Certain Factors Affecting Business, Operating Results, and Financial Condition" and elsewhere in this Annual Report on Form 10-K. Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. A forward-looking statement is any statement that looks to future events, including any statements of plans, strategies and objectives of management for the future and any statement of assumptions underlying the foregoing. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

In this Annual Report on Form 10-K "Sigma," "the Company," "we," "us," and "our" refer to Sigma Designs, Inc.

PART I

ITEM 1. BUSINESS

OVERVIEW

Founded in 1982, Sigma Designs Inc. specializes in silicon-based MPEG decoding solutions for consumer digital video devices such as high-end DVD players, IP set top boxes, and next generation digital cable set top boxes, as well as streaming video-on-demand systems. Headquartered in Milpitas, California, Sigma also has a research and development center in France, as well as sales offices in China, Europe, Hong Kong, Japan, Korea and Taiwan. Our award-winning REALmagic video-streaming technology is used in both commercial and consumer applications, providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2 and MPEG-4 content. Based on this core technology, Sigma has developed system solutions for convergence products including streaming video, DVD playback, Internet connectivity and personal video recording. Sigma's products are sold worldwide through a direct sales force, distributors and original equipment manufacturers.

A pioneer in the MPEG hardware decoder market, Sigma introduced its REALmagic card in 1993, a MPEG playback card for PCs. In April 1997, we announced our entry into the DVD market. A key element of DVD specification is the use of MPEG-2 standards for digital video compression, a technology with which Sigma has established expertise. Thus, Sigma's MPEG-2 chips and add-in boards have been used worldwide in leading multimedia PC platforms to enable applications such as DVD title creation, DVD decoding, streaming video and IP multicasting.

During the past few years, Sigma has expanded well beyond its PC card beginnings and is working with telecommunication companies, or telcos and cable operators on trial deployments involving advanced DSL, broadband over cable, fiber to the home, and other networks for delivering VOD to consumer homes, multiple dwelling units and commercial hotel chains. This involvement has led to technology investments in streaming video silicon and software. At the end of 2001, Sigma introduced the industry's first DVD resolution MPEG-4 decoder chip for set-top appliances. We have secured numerous design wins and are shipping this product for applications including IP-based set top boxes for video over DSL, fiber to the home, and advanced DVD players.

Sigma became the first to market set-top box silicon with MPEG-4 decoding. In June 2002, Sigma announced the industry's first complete DVD decoder chip that provides decoding of full resolution MPEG-4 content and high definition progressive output. MPEG-4 is the next-generation digital video compression standard, enabling content developers to create sophisticated programs containing audio, video, text, graphics and interactivity. The object-oriented environment of MPEG-4 provides for complex scene compression at low bit rates or correspondingly small file sizes, making it ideal for either lower cost or higher resolution storage. Based on these advantages, MPEG-4 is beginning to make its way into all forms of set-top appliances, including IP-STBs (Internet protocol set-top boxes such as media gateways and video endpoints), digital cable systems and now DVD players. Furthermore, through new authoring tools and services, MPEG-4 will enable a new class of interactive video to be utilized for broadcast, on-demand or published media usage. Beyond this, the introduction of compression improvements, such as MPEG-4 part 10 (also known as H.264) are bolstering overall demand for advanced CODEC (compression / decompression) technologies.

Sigma was incorporated in California in January 1982. Our principal executive office is located at 1221 California Circle, Milpitas, California 95035. Our telephone number is (408) 262-9003, and our Internet home page is located at http://www.sigmadesigns.com; however, the information in, or that can be accessed through, our home page is not part of this report.

Market Segments

IP Streaming Over DSL and Fiber:

Currently, telecommunications companies are increasingly pressured to offer the "triple play" combined services of telephony, video, and data in competition against cable operators. DSL providers can readily offer telephony and data, but are having difficulty in finding a mechanism to deliver the video portion. While MPEG-2 compression is currently being deployed by DSL providers, the improved MPEG-4 compression provides a means to deliver this same quality on a much wider range of lower bandwidth DSL networks. InStat estimates that video on demand via Internet protocol will grow to more than 17 million users worldwide (with the highest growth in Europe and Asia), generating an estimated $1.6 billion in subscription and pay-per-view revenue in 2006.

Sigma announced in September 2002 that it has been selected by Samsung and SOFTBANK Broadmedia as the supplier of MPEG decoder chips for a new broadband TV service deployment in Japan. Using the latest in broadband technology, the SOFTBANK service enables the delivery of multi-channel television (including true video-on-demand and a personal program guide) via standard television sets. In addition, we announced in June 2002 that it has begun selling MPEG-4 chips to Kreatel for use in Kreatel's IP-STB devices being deployed by HanseNet in Germany. HanseNet's parent company, eBiscom is also deploying IP-STBs for broadband TV services in other markets in Europe using Sigma's chips.

High-End Consumer DVD Players:

In August of 2002, Sigma announced that KiSS Technology, a leading European vendor of advanced DVD products, was using Sigma's EM8500 DVD decoder chip in KiSS' new line of advanced DVD players. This new generation of DVD player enables consumers to play both recorded as well as downloaded content in several formats including MPEG-4 and view the content on their televisions in superior quality.

DVD systems with Sigma's advanced DVD decoder chips allow consumers to enjoy additional features over traditional DVD players. These features include playback of DivX-compatible video files on burned video discs, and increased resolution for high quality playback on HDTV-compatible displays. For example, standard DVD players will display at 480 lines (progressive), whereas Sigma's DVD chip will display at 720 lines (progressive) or 1080 lines (interlaced). Sigma's DVD chip also integrates a scaler and a deinterlacer into a single chip, which would typically require a chipset from traditional DVD chip providers.

Next-Generation Digital Cable Systems:

Sigma is a member of the e-Box joint venture that is developing a new digital cable solution, based on MPEG-4 technology and focused on delivering enhanced video on demand and interactive TV services. e-Box is based in Tokyo and includes the following public companies in addition to Sigma: Pioneer, Sharp, National Semiconductor, and CMC Magnetics. The joint venture plans to deliver an advanced cable STB to allow MPEG-4 with features such as HDTV resolutions, higher compression ratios for more efficient use of existing bandwidth, and video-on-demand. e-Box is being assisted by Comcast Cable Communications in a technical advisory and field validation capacity.

Commercial VOD Streaming Business:

We maintain a relatively steady revenue stream from our PC board business for hotel video-on-demand systems, kiosks, and PC-DVD decoding functions. We believe that it is in a leadership position in this space and plans to maintain this product line for the foreseeable future.

Industry Partnerships

To meet customer needs for a complete solution for set- top appliances, Sigma has developed strong partnerships with leading suppliers of chipsets, system software and video servers/encoders.

Complete solutions for video streaming include key vendors of video servers, MPEG encoders and IP video routers, which include Apple, Cisco, Concurrent, Envivio, Infovalue, iVAST, Mediabolic, Minerva, nCUBE, OKI, SGI, Sun Microsystems and Thirdspace.

Sigma's set-top appliance reference designs, in some cases, depend on vendors of processors, graphics controllers, video encoders and digital TV front-end chipsets, including B2C2, Focus Enhancements, Intel, National Semiconductor, Silicon Image, Cirrus Logic and TVIA.

In addition, Sigma is working with the following vendors of operating systems, middleware (DVD, DTV, VOD, PVR and Internet) and drivers to provide complete solutions for advanced set-top appliances, which include DTVRo, Metro Link, Microsoft, Stellar One, Mediabolic, Tivella and Tuxia.

Sigma Business Strategy

Our objective is to provide leading digital video decoding solutions that enable full-screen, full-motion, best quality video in streaming applications and on internet set-top boxes, and consumer DVD players. To accomplish this goal, we need to promote widespread acceptance of REALmagic technology and solutions. The key parts of this strategy include:

Win More Set-Top Box Partnerships

We are actively working with several partners to promote the use of our silicon solutions for video on demand and DVD playback in set-top box applications. We will continue to nurture these relationships in order to associate with the volume manufacturers of these set-top boxes and enable more opportunities for uses of our silicon solutions. So far, these relationships have focused on set-top box designs that provide Internet connections via conventional dial up or Digital Subscriber Line, or DSL, technology and to a limited extent, cable networks. We are actively seeking additional relationships with an expanded set of network providers and manufacturers in these and other segments.

Introduce New Generations of Decoder Chipsets

A significant aspect of our product strategy is to increase the sale of chipsets featuring our REALmagic Video Streaming Technology while continuing to develop newer versions and generations of products, including chipsets for set-top boxes, advanced DVD progressive players, and HDTV applications. We seek to continue to offer consumers better-featured and lower- priced products over time.

Sigma Products

Sigma currently markets products primarily in two forms, chipsets and board-level products.

Chipset Products: Sigma's line of MPEG decoder chips featuring REALmagic video streaming technology is designed to provide the highest quality video possible. We complement our silicon technology with an embedded software base, portable to a wide range of operating environments. Featuring VOD and DVD client players, Sigma's software is available under Windows, Linux and WinCE operating systems.

    EM8220/8300 SERIES: provides MPEG-1 and 2 video decoding solutions for PC-based DVD playback and streaming video, which won wide acclaim as the top MPEG hardware for the PC, and included retail offerings by Panasonic.

    EM8400 SERIES: provides MPEG-1 and 2 video and audio decoding for broadband interactive set-top boxes, and has achieved over 40 design wins in its target segment, including such notables as Fujitsu-Siemens, Acer and Samsung.

    EM8470 SERIES: represents the first MPEG-4 silicon solution for the set-top box market, in a form that is pin-compatible with our widespread EM8400 to enable convenient upgrades to the latest decoding format.

    EM8500 SERIES: single-chip DVD decoders that offer unique features needed for next-generation progressive DVD players, including support for MPEG-4 and DivX video.

    EM8605/10 SERIES: digital media processors for HDTV set-top appliances and media gateways that provide a highly-integrated solution for ATSC, DVB, OpenCable™, IP video, DVD and MPEG-4 decoding.

Board-Level Products: Sigma board-level products, which are based on our silicon and software technology, are marked into both commercial streaming video and consumer PC add-in markets.

  NetStream 2000 SERIES: PC add-in cards featuring high performance MPEG-1 and 2 decoding, bring streaming video to virtually any PC- based system.

  REALmagic DVR: a desktop PC add-in solution that plugs into a standard PCI slot, and works with standard DVD writeable media to enable encoding and authoring of DVD titles in a corporate or educational environment.

  REALmagic Xcard: a consumer PC add-in solution that creates a home theatre solution by plugging into a standard PCI slot and providing TV output from content collected in DVD, VCD, DivX and MPEG-4 formats.

  REALmagic Hollywood Plus: a consumer PC add-in solution that plugs into a standard PCI slot, and provides PC-based hardware playback of DVD or VideoCD content.

Other Products and Services: in addition to Sigma's main lines of products, we also offer stand-alone systems, primarily our NetStream console, as well as professional development services.

Reference Designs

As a marketing tool, Sigma provides reference designs, which are end-user prototype designs showing how our silicon solutions integrate into complex consumer appliances. These reference designs serve several purposes, including proof of concept to prospective customers, as well as an invaluable research and development experience for our engineers who develop the integrated end solution. This process gives us ideas for what to incorporate into our next generation solutions.

Marketing and Sales

We currently sell most of our products through our direct sales force. We augment these sales through a select set of distributors and REPs operating in different regions of the world. Our U.S. distributor is Ingram Micro, Inc. Our OEMs include Fujitsu-Siemens, GCT-Allwell, KiSS Technology, Kreatel, LG Electronics, NEC, and Samsung. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring significant working capital and resulting in severe pressure on our financial condition. One international customer accounted for 19% of our total net revenues in fiscal 2003.

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

Research and Development

As of January 31, 2003, we had a staff of 67 research and development personnel. The research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the REALmagic architecture.

We cannot guarantee that any substantial advances will be made in the REALmagic MPEG technology or, if they are made, that we will be able to market such advancements to achieve profitability.

During fiscal 2003, 2002, and 2001, our research and development expenses were $8.4 million, $8.1 million, and $7.4 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for MPEG decoder products is highly competitive. Companies such as Broadcom, ST Microelectronics, and LSI Logic have high profiles in the industry. In addition, other companies with more marketing and financial resources may develop a competitive product that may inhibit the wide acceptance of REALmagic technology. We believe that there are manufacturers who are developing MPEG products that will compete directly with REALmagic products in the near future.

We believe that the principal competitive factors in the market for MPEG decoder products include time to market for new product introductions, product performance, industry standards compatibility, price, and marketing and distribution resources. We believe that we compete most favorably with respect to time to market, product performance and price of our REALmagic products.

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features in current and future versions of REALmagic. We currently have nine pending patent applications for our REALmagic technology. Twenty-two patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

To reduce overhead expenses, along with capital and staffing requirements, we currently use third-party contract manufacturers to fulfill all of our manufacturing needs, including chipset manufacture and board-level assembly. All of the chips used by us to develop our decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is a sole source of supply for the respective chips produced by such supplier.

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

Employees

As of January 31, 2003, we had 116 full-time employees, including 67 in research and development, 25 in marketing, sales and support, 7 in operations, and 17 in finance and administration.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

We currently lease a 40,000 square foot facility in Milpitas, California that is used as our headquarters. The lease will expire in September 2007. We also lease facilities for sales offices in Hong Kong and Shenzhen China, and for research and development near Paris, France.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of April 1, 2003:

           Name            Age                    Position
-------------------------- ---- ---------------------------------------------
Thinh Q. Tran               49  Chairman of the Board, President, and Chief
                                Executive Officer
Silvio Perich               54  Senior Vice President, Worldwide Sales
Jacques Martinella          47  Vice President, Engineering
Kenneth Lowe                47  Vice President, Business Development
Kit Tsui                    53  Chief Financial Officer, and Secretary
______________

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

There is no family relationship among any of our directors and executive officers.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

Our common stock trades on The Nasdaq National Market under the trading symbol "SIGM". The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

                                     Fiscal 2003      Fiscal 2002
                                   --------------   ---------------
                                     High   Low       High    Low
                                   ------- ------   ------- -------
First quarter ended April 30.....   $7.20  $2.27     $2.56   $1.13
Second quarter ended July 31.....    3.91   2.00      3.18    1.37
Third quarter ended October 31...    3.27   1.64      1.97    0.83
Fourth quarter ended January 31..    4.50   2.03      2.72    1.10

Shareholders

As of April 21, 2003, we had 263 shareholders of record. Because many of our shares are held by brokers or other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by the record holders.

Dividends

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

Year ended January 31,       2003      2002      2001      2000      1999
-------------------------  --------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Net revenues..........     $18,139   $13,437   $29,476   $50,324   $43,540

Net income (loss)
 available to
 common shareholders..      (6,057)  (10,392)   (6,868)    2,263    (2,690)

Diluted net income
 (loss) per share
 available to
 common shareholders..       (0.37)    (0.64)    (0.42)     0.13     (0.21)

Working capital.......       4,459    10,475    19,706    27,092    23,578

Total assets..........      21,417    26,274    38,334    44,751    44,220

Shareholders' equity..       5,802    11,466    21,781    28,403    24,771

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ABOUT THE MARKETS IN WHICH WE OPERATE AND OUR BUSINESS AND PROSPECTS, INCLUDING STATEMENTS ABOUT THE SUFFICIENCY OF OUR CURRENT RESERVE OF CASH AND CASH EQUIVALENTS, OUR SHORT-TERM INVESTMENTS AND OUR BANK LINES OF CREDIT TO MEET OUR WORKING CAPITAL REQUIREMENTS, AND THE EFFECT OF INTEREST RATE CHANGES ON THE VALUE OF OUR SHORT-TERM INVESTMENTS, OUR BANK LINES OF CREDIT AND OUR FOREIGN CURRENCY CASH BALANCES. THESE STATEMENTS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES WHICH MAY RESULT IN DIFFERENT OR DISAPPOINTING FUTURE BUSINESS AND FINANCIAL RESULTS. MANY OF THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN THIS REPORT, INCLUDING UNDER "CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION".

Results of Operations

For the fiscal year ended January 31, 2003, our net revenues increased 35% to $18.1 million from $13.4 million reported for fiscal 2002. This increase in revenues was primarily attributable to the increased sales of our chipset products into set-top box and advanced DVD players. Our revenues from sales of chipset products in the set top boxes and advanced DVD players for the consumer appliance market increased from 29% to 61% of our total net revenues compared to last year, while our revenues from sales of board, chipset, and console products to commercial streaming video market and PC add-in market decreased from 71% to 39% of our total net revenues compared to last year. We believe that the ongoing decline in demand for chipsets and boards in the PC add-in market, and delays in the deployment of streaming video applications in the commercial streaming video market which utilize our products, may continue. Should these trends continue, they would likely reduce our revenues and harm our business.

Net loss for the fiscal year ended January 31, 2003 was $6.1 million as compared to net loss of $10.4 million for the prior fiscal year. The decreased net loss for fiscal 2003 compared to the prior fiscal year resulted primarily from the increase in revenues and improvement of our gross margin. The net loss for fiscal 2003 included a charge of approximately $172,000 of impairment losses of which $142,000 was a complete elimination of the carrying amount of an investment of a closely-held technology company in which we own less than 6% of this company's outstanding capital stock, due to the continued weakness in the software development industry, and $30,000 was related to a joint venture partnership. The net loss for fiscal 2002 included a charge of approximately $927,000 for impairment losses related to an investment in the same closely-held technology company we had in fiscal 2003.

The following table shows certain items as a percentage of net revenues , which are included in our Consolidated Statements of Operations:

                                                 Fiscal     Fiscal     Fiscal
                                                  2003       2002       2001
                                                ---------  ---------  ---------
Net revenues............................             100%       100%       100%
Cost of revenues........................              45%        59%        70%
                                                ---------  ---------  ---------
Gross margin............................              55%        41%        30%
Operating expenses:
  Research and development..............              46%        60%        25%
  Sales and marketing...................              25%        32%        14%
  General and administrative............              16%        21%        15%
Other (income) expense..................               1%         5%        -1%
                                                ---------  ---------  ---------
Net loss attributable to                             -33%       -77%       -23%
     common shareholders................        =========  =========  =========

Net Revenues

The following table sets forth our net revenues in each product group, and the percentage of total net revenues represented by each product group, for the last three years:

(Dollars in thousands)             Fiscal 2003    Fiscal 2002    Fiscal 2001
                                 -------------- -------------- --------------

Boards.........................    $6,215   34%   $6,961   52%  $13,575   46%
Chipsets.......................    10,742   59%    3,858   29%   12,936   44%
Other..........................     1,182    7%    2,618   19%    2,965   10%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES...........   $18,139        $13,437        $29,476
                                 =========      =========      =========

Our board level product lines are targeted at OEM customers to address the DVD upgrade market, system integrators to address the computer- based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. Our chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "Other" category includes Netstream consoles for the commercial streaming video market, set-top box products and accessories targeted at the consumer appliance market, support service revenues under agreements for providing software support, development revenues under agreements for the customization of certain MPEG decoding chips and freight fees charged to customers. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses respectively.

The decrease in revenues from our MPEG board products in fiscal 2003 as compared to fiscal 2002 is mainly attributable to our decision to focus on the chipset products in the video-on-demand and consumer appliance market instead of board products in the PC add-in market. We expect our revenues from MPEG board products to be relatively insignificant in future periods. The significant increase in revenues from our chipset products in fiscal 2003 is attributable to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. The decreases in revenues from our MPEG board and chipset products in fiscal 2002 as compared to fiscal 2001 are largely due to the continuing decline in demand for our products in PC-DVD upgrade markets. The overall decrease in net revenues from other products in fiscal 2003 as compared to fiscal 2002 is mainly attributable to the decreased sales of our consoles to the commercial streaming video market and the reversal of $70,000 of unbilled development revenue in the second quarter of fiscal 2003, which had been previously recorded under the percentage-of-completion method in fiscal 2002. The reversal was due to extensions in the development schedule of a particular contract that subsequently arose. The overall decrease in net revenues from other products for fiscal 2002 as compared to fiscal 2001 is attributable to a decrease of development fees due to fewer development projects and the increasingly complex nature which requires longer time to develop. We expect that net revenues from other products will continue to fluctuate.

The table below sets forth our net revenues by market segment, and the percentage of total net revenues represented by each market segment, for each of the last three fiscal years:

(Dollars in thousands)              Fiscal 2003    Fiscal 2002    Fiscal 2001
                                  -------------- -------------- --------------

Commercial streaming video market.   $3,751   21%   $6,944   52%   $6,673   23%
Consumer appliance market.........   11,015   61%    3,921   29%    2,775    9%
PC add-in market..................    2,630   14%    2,166   16%   17,799   60%
Other market......................      743    4%      406    3%    2,229    8%
                                   ---------      ---------      ---------
  TOTAL NET REVENUES..............  $18,139        $13,437        $29,476
                                   =========      =========      =========

The decrease in revenues from sales of our products to the commercial streaming video market in fiscal 2003 as compared to fiscal 2002 is mainly attributable to decreased sales of our console products in the corporate streaming video market. The increase in revenues from sales of our products to the commercial streaming video market in fiscal 2002 as compared to fiscal 2001 is mainly attributable to increased sales of our MPEG board products and the introduction of our new console products in the corporate streaming video market. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year primarily due to the project-oriented nature of sales of our products to our corporate streaming video market. The significant increase in revenues from sales of our products to the consumer appliance market in fiscal 2003 as compared to fiscal 2002 is attributable to increased sales of our MPEG chipset products to set-top box and DVD player manufacturers. The increase in revenues from sales of our products to the consumer appliance market in fiscal 2002 as compared to fiscal 2001 is attributable to increased sales of our MPEG chipset products to set-top box manufacturers. The consumer appliance market still remains in an emerging phase and we expect fluctuating revenues to continue. The increase in revenues from sales of our products to the PC add-in market in fiscal 2003 as compared to fiscal 2002 is primarily attributable to the introduction of our new MPEG-4 Xcard. The decrease in revenues from sales of our products to the PC add-in market in fiscal 2002 as compared to fiscal 2001 is due to the continuing decline in demand for products in the PC add-in market. We expect our revenues from the PC add-in market to be relatively insignificant in future periods as a result of our decision to focus on the video-on-demand and the consumer appliance market. The category "other market" in the above table consists of freight charged to customers, service revenues under agreements for providing software support, development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products for various market segments. The overall increase in net revenues from other market in fiscal 2003 as compared to fiscal 2002 is mainly attributable to the introduction of our support services and freight fees charged to customers, which has been included as revenue since the beginning of fiscal 2003. The overall decrease in net revenues from other market in fiscal 2002 as compared to fiscal 2001 is attributable to a decrease in development fees due to fewer development projects and the increasingly complex nature which requires longer development time. Due to the uncertainty of volume of support services and development projects we are able to obtain, and the increasingly complex nature of projects which require longer development time, we expect that net revenues from other market will continue to fluctuate.

The table below sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2003    Fiscal 2002    Fiscal 2001
                                 -------------- -------------- --------------
United States..................    $5,913   33%   $7,750   58%  $10,241   35%
Asia...........................     6,246   34%    3,239   24%   17,326   59%
Europe.........................     5,937   33%    2,401   18%    1,574    5%
Canada.........................        28    0%       12    0%       16    0%
Other regions..................        15    0%       35    0%      319    1%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES...........   $18,139        $13,437        $29,476
                                 =========      =========      =========

Our Asia revenues were derived predominantly from customers in Japan and China. Revenues generated from Japan and China, respectively, in fiscal 2003 accounted for 11% and 8% of our total net revenues, as compared to 1% and 3% for fiscal 2002 and 11% and 1% for fiscal 2001. Our Europe revenues in fiscal 2003 were derived predominantly from customers in Denmark. Revenues generated from Denmark in fiscal 2003 accounted for 21% of our total net revenues, as compared to 0% for fiscal 2002 and fiscal 2001. One customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total net revenues in fiscal 2003. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, and in fiscal 2001, two customers based in the U.S. and three customers based in Asia accounting for 55% of our total net revenues. The decrease in the U.S. revenues from fiscal 2002 to fiscal 2003 was primarily attributable to the decreased sales of our console products in the corporate streaming video market while the increase in Asia and Europe revenues from fiscal 2002 to fiscal 2003 was primarily attributable to the increased sales of our chipset products in the set top boxes and DVD players for the consumer appliance market. The decrease in the U.S. and Asia revenues from fiscal 2001 to fiscal 2002 was primarily attributable to the continuing decline in demand of our PC-DVD upgrade products in the PC market, while the increase in Europe revenues from fiscal 2001 to fiscal 2002 was primarily attributable to the project-oriented nature of our commercial streaming video products to the corporate streaming video market.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 55% in fiscal 2003, 41% in fiscal 2002, and 30% in fiscal 2001. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, and the introduction and sales of our new MPEG-4 chipset and board products. In addition, the costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses respectively, while the provisions for inventory obsolescence which were included in cost of revenues decreased to $0.8 million in fiscal 2003 from $1.4 million in fiscal 2002 and from $1.9 million in fiscal 2001. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, our costs, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Operating Expenses

Sales and marketing expenses increased $210,000 or 5% in fiscal 2003 over fiscal 2002 and $166,000 or 4% in fiscal 2002 over fiscal 2001. Those increases were largely due to increased headcount and expenses associated the expansion of our product marketing and sales development group. We believe that our sales and marketing expenses will increase in future periods as we intend to increase headcount in our sales and marketing organization and to expand our product marketing and sales development.

Research and development expenses increased $243,000 or 3% in fiscal 2003 over fiscal 2002 and $739,000 or 10% in fiscal 2002 over fiscal 2001. The increase in fiscal 2003 over fiscal 2002 was primarily attributable to the prototype costs of new products. The increase in fiscal 2002 over fiscal 2001 was primarily attributable to additional engineering staff at our headquarters as well as at our development center in France, consulting services, and capital equipment related to product development. We plan to continue our efforts in the development of our proprietary MPEG based products, and expect research and development expenses will likely increase by 10% to 20% on a year-over-year basis at least for the near term.

Our general and administrative expenses increased $208,000 or 8% in fiscal 2003 from fiscal 2002. The increase was largely due to increasing costs of insurance and various professional services. Our general and administrative expenses decreased $1.8 million or 39% in fiscal 2002 from fiscal 2001. The decrease was mainly attributable to the significant reduction of approximately $2.2 million of bad debt expense from fiscal 2001. Excluding the bad debt expense, general and administrative expenses in fiscal 2002 was comparable to fiscal 2001. We expect our general and administrative expenses will increase relatively in future periods due to the continually increasing cost of insurance, professional services and other expenditures associated with our business.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company recorded a net loss of $6.1 million, $10.4 million, and $6.9 million for fiscal 2003, 2002, and 2001, respectively, and has an accumulated deficit of $62.5 million as of January 31, 2003. In addition, the Company has experienced negative operating cash flows for fiscal 2003 and 2002. The Company's continuation as a going concern is dependent upon its ability to achieve sustained profitability and generate positive operating cash flows.

During fiscal 2004, we plan on taking several measures toward achieving positive cash flows as well as increasing available cash in the near term. These plans are based on our belief that the Company will have sufficient demand from its customers that will result in an increase in revenue to achieve breakeven or positive cash from operations by the first quarter of fiscal 2004. There is no assurance that our plans will be successful. To conserve cash and ensure that the Company has adequate working capital, we have made a decision to retain current staffing while reducing costs in all other non-essential areas. In addition, to increase working capital, we raised additional gross proceeds of $4.8 million in March 2003 through a private offering of our common stock.

As of January 31, 2003, our principal sources of liquidity included cash, cash equivalents, restricted cash, and short-term investments of $12.8 million, a decrease of $5.2 million compared with $18.0 million at January 31, 2002. Excluding the restricted cash of $12.0 million, we had cash, cash equivalents and short-term investments of $755,000 at January 31, 2003 as compared with $6.0 million at January 31, 2002. This decrease resulted from operating activities that utilized cash of approximately $4.5 million, acquisitions of fixed assets and leasehold improvements to our new headquarters' facility of $697,000, repayment of capital lease obligations of $230,000 and cash used for other investing activities of $216,000 which was partially offset by proceeds of $411,000 from the issuance of our common stock under our stock option plan and employee stock purchase plan.

Contractual Obligations                      Total     Capital   Operating
Payments Due by Period                                 Leases    Leases
-------------------------------            ---------  ---------  ---------
1 year or less........................... $     715  $     133  $     582
1-3 years................................     1,855         --      1,855
4-5 years................................       433         --        433
                                           ---------  ---------  ---------
Total.................................... $   3,003  $     133  $   2,870
                                           =========  =========  =========

As of January 31, 2003, we had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2003, bears interest at Term Deposit rate (0.65% at January 31, 2003) plus 0.85%, and is primarily collateralized by funds on deposit in accounts that have been assigned to the lender and is included in our consolidated balance sheet at January 31, 2003 as restricted cash. The restricted cash balance of $12.0 million is not available to fund operations, as it is held by the bank as collateral for the line of credit in an equal amount. We also have a $5.0 million bank line of credit under which we had availability to draw down approximately $2.1 million as of January 31, 2003. The line of credit will expire in October 2003 and is primarily collateralized by our accounts receivable. As of January 31, 2003, we had utilized $200,000 of the standby letter of credit under this second line of credit. The lines of credit contain certain covenants that, among other things, required us to maintain certain levels of tangible net worth plus subordinated debt based on our projected operating results. At January 31, 2003, we were required to maintain total net equity worth of at least $4.9 million. As of that date, we were in compliance with this covenant. In addition, we have a bank line of credit of $1.0 million that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are subject to certain conditions and are available to us commencing March 2003.

Our primary sources of funds to date have been cash generated from operations, proceeds from preferred and common stock issuances, and bank borrowings under lines of credit. It is possible that our operations will continue to consume cash in the foreseeable future. Based on our cash projection, we believe that our current reserve of cash and cash equivalents and short-term investments including the proceeds from our private offering of common stocks in March 2003 will be sufficient to meet anticipated working capital requirements and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants to maintain the availability of funds under our existing asset-based banking agreements. The estimate of time our cash and other resources will last is a forward-looking statement that is subject to the risks and uncertainties set forth below, as well as other factors, and actual results may differ as a result of such factors.

Certain Factors Affecting Business, Operating Results, and Financial Condition

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Sigma. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2003, 2002 and 2001 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through January 31, 2003, our total accumulated deficit is $62,506,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be harmed.

Our amended and restated business loan agreement with our bank, dated November 1, 2002, is comprised of three lines of credit which allow for borrowings of $12.0 million, $5.0 million and $1.0 million, respectively. Under the line of credit agreements, which expire in October 2003, we are subject to certain covenants that, among other things, require us to maintain tangible net worth of at least $4.9 million as of January 31, 2003. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. However, it is possible that we may need a waiver for future periods and there are no guarantees that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the notes when required, the bank could foreclose on Sigma's accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which could harm our business.

If we are unable to maintain our listing on the Nasdaq National Market, the liquidity of our common stock could be seriously impaired.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that we must hold net tangible assets, or total assets less total liabilities, of at least $10 million. We held net tangible assets of approximately $5.8 million as of January 31, 2003, and approximately $9.4 million as of March 31, 2003. Consequently, the Nasdaq may notify us that we are not in compliance with this listing requirement, and will then likely require us to demonstrate a plan for establishing compliance with this requirement. If we are unable to demonstrate a satisfactory compliance plan, the Nasdaq may seek to de-list our common stock from the Nasdaq National Market. We believe we qualify for listing on the Nasdaq Small Cap Market; however, we cannot assure you that an active trading market will develop for our common stock in that market.

If our common stock is de-listed, and particularly, if we are unable to list our common stock on an alternative market such as the Nasdaq Small Cap Market, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock, regardless of our operating performance. De-listing could also adversely affect our relationships with vendors and customers.

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

Our ability to achieve profitability also depends on, in a minor way, maintaining our current sales levels of streaming video and PC add-in products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell-through of our products could result in product returns or delayed or uncollectable receivables. For example, in the third and fourth quarters of fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $2.7 million recorded as reduction of revenue and $1.4 million recorded as an increase to our sales return reserve, respectively. We also provided for a bad debt allowance in the amount of approximately $2.1 million as of January 31, 2001. Such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for these products.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

During fiscal 2003, only one of our customers accounted for more than 10% of net revenues as compared to three customers that accounted for more than 10% of net revenues in fiscal 2002 and 2001. In fiscal 2003, one customer in Europe, two customers in the U.S. and two customers in Asia accounted for 47% of our total net revenues, as compared to three customers in the U.S. and one customer in Europe that accounted for 49% of our total net revenues in fiscal 2002, and two customers in the U.S and three customers in Asia that accounted for 55% of our total net revenues in fiscal 2001. Our dependence on a few major customers may continue along with other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our financial condition.

If the consumer appliance market fails to expand our business will be harmed.

Since fiscal 2001, we have shifted our core business from board products to the PC add-in market to chipset products to the consumer appliance market, under which our target customers are set-top box and DVD manufacturers. Currently, our sales from chipset products to set-top boxes and advanced DVD players account for a majority of our net revenues. We expect that providing advanced digital media processors to the consumer appliance market will continue to account for a significant portion of our net revenues in the foreseeable future. However, our strategy may not be successful. Given the current economic environment, consumer spending on home entertainment electronics and applications may not increase as we expect and may even decline. If we experience the delays in the deployment of digital processors and system solutions in the set-top boxes and advanced DVD players, or we do not successfully market and sell our products to our target manufacturers who incorporate integrated circuits into their systems or products, our business will be harmed.

Our failure to keep pace with technological change will seriously harm our business.

Our success depends, among other things, on our ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

Our technological leadership depends on our continued technological advancements and research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

  Compatibility with emerging standards and multiple platforms;

  Improvements to our silicon architecture.

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

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. During fiscal 2003 and 2002, we wrote down our inventory in the amount of approximately $0.8 million and $1.4 million respectively, because of a continuing decline in demand for certain of our PC-related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. This higher cost could result in downward pressures on our gross margins.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our growth could be substantially affected.

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

  STMicroelectronics;

  Equator Technologies;

  Zoran Corporation;

  LSI Logic/C-Cube;

  ESS Technology;

  Broadcom;

  Cirrus Logic;

  TriMedia Technologies;

  IBM;

  ATI;

  Oak Technology;

  Texas Instruments.

In addition, for some applications, video decoding is done in software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on REALmagic products by investing heavily in MPEG technology. We have made substantial investments in product development based on the latest MPEG technology, MPEG-4. Though MPEG-4 has gained some market acceptance, there is increasing competition from Microsoft's WMT and the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not take the lead with these new technologies.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

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

  the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide;

  availability of third-party manufacturing capacity for production of certain of our products; and

  We derive a substantial portion of our revenues from sales to the Asia Pacific region, which is subject to economic instability. We cannot assure you that such instability will not have a material adverse effect on any future international revenues.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-two patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know- how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

During fiscal 2003, 2002, and 2001, sales to international customers accounted for approximately 67%, 42%, and 65% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

Due to the concentration of international sales and the manufacturing capacity in Europe and Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from our foundries. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. If and when we engage in transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

We derive a substantial portion of our revenues from sales to Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations.

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

Revenue Recognition - Revenues mainly consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when we cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or "Sell-through Basis"). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized. In fiscal 2001, we began recognizing revenue from our primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of our distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, we have granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although the returns are not frequent in nature, we have not been reasonably able to estimate returns from this distributor regarding our video networking products. Consequently, pursuant to our above policy, revenue from this distributor is recognized upon resale to the distributor's end- customers.

Revenues from product development agreements were recognized in fiscal 2003 when billed and collection was assured as compared to the percentage of completion method in fiscal 2002. The change in method was due to extensions in development schedules that subsequently arose. Under the percentage-of- completion method, estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. We classify all development costs related to such agreements as research and development expenses. Development revenues were $458,000, $406,000, and $1.9 million, for fiscal 2003, 2002 and 2001, respectively.

Accounts Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyond the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding credit worthiness. In fiscal 2003, 2002 and 2001, we recorded a provision for general and specific bad debt allowance in the total amount of $60,000, $60,000, and $2.2 million respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories - We continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We may be required to take additional charges for excess and obsolete inventories if the current industry downturn extends further into the future than we have currently estimated or we make changes in our current product development plans. We estimate inventory reserves for excess and obsolete inventories based on our assessments of future product sales giving consideration for factors such as the cyclical nature of our industry. These forecasts require us to estimate our ability to see demand for current and future products and compare those estimates with our current inventory levels. If these forecasts or estimates change adversely, or our product roadmaps change, then we would need further write down inventory.

Deferred Tax Assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective December 31, 2002. As the Company did not have any material guarantees outstanding, the issuance of FIN 45 did not have an effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock- Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

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

Interest Rate Sensitivity. At January 31, 2003, we did not hold any short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

At January 31, 2003, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowings outstanding under our $5.0 million and $1.0 million variable interest rate bank lines of credit and utilized $200,000 of a standby letter of credit under the second line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2003, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors' report appear on pages F-1 through F-23 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled "Proposal One-Election of Directors" contained in our Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning our executive officers is incorporated by reference to the information set forth in Part I of this Annual Report on Form 10-K.

The information regarding delinquent filers pursuant to Item 405 of Regulation S-K is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information set forth in the sections entitled "Election of Directors-Compensation of Directors" and "Other Information-Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled "Other Information-Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the quarter ended October 31, 2002, Sigma executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by Mr. William J Almon, a member of Sigma's board of directors. The term of the sublease is one year at the same market rate per square foot as our lease arrangement with our landlord. Additional information required by this item regarding certain relationships and related transactions is set forth in the section entitled "Transactions with Management" contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of the Evaluation Date, are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8- K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Consolidated Financial Statements Schedules
Schedule II-Valuation and Qualifying Accounts and Reserves	S- 1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended February 1, 2003.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 28th day of April 2003.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:
Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 28, 2003
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 28, 2003
/s/ William J. Almon William J. Almon	Director	April 28, 2003
/s/ William Wang William Wang	Director	April 28, 2003
/s/ Julien Nguyen Julien Nguyen	Director	April 28, 2003

CERTIFICATIONS

Certification of Principal Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Thinh Tran, certify that:

1. I have reviewed this annual report on Form 10-K of Sigma Designs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Thinh Tran

Thinh Tran

Chairman of the Board, President and Chief Executive Officer

Certification of Principal Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kit Tsui, certify that:

1. I have reviewed this annual report on Form 10-K of Sigma Designs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Kit Tsui

Kit Tsui

Chief Financial Officer and Secretary

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
   Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2003. Our audits also include the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
February 28, 2003 (March 10, 2003 as to Note 15)

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 and 2002 (In thousands, except share data)

                                                              2003       2002
                                                            ---------  ---------
ASSETS
CURRENT  ASSETS:
  Cash and cash equivalents............................... $     755  $   5,056
  Short-term investments..................................        --        943
  Accounts receivable (net of allowances of
    $922 in 2003 and $1,664 in 2002)......................     4,366      2,168
  Inventories.............................................     2,472      4,482
  Restricted cash.........................................    12,000     12,000
  Prepaid expenses and other..............................       176        521
                                                            ---------  ---------
           Total current assets...........................    19,769     25,170

EQUIPMENT & LEASEHOLD IMPROVEMENTS - net..................     1,331        831
OTHER  ASSETS.............................................       317        273
                                                            ---------  ---------
TOTAL..................................................... $  21,417  $  26,274
                                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit..................................... $  12,000  $  12,000
  Accounts payable........................................     1,502      1,115
  Accrued liabilities.....................................     1,681      1,336
  Current portion of capital lease obligations............       127        244
                                                            ---------  ---------
           Total current liabilities......................    15,310     14,695
                                                            ---------  ---------
CAPITAL LEASE OBLIGATIONS.................................        --        113
OTHER LONG - TERM LIABILITIES.............................       305         --

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Common stock - no par value:  35,000,000
   shares authorized; shares outstanding:
   2003, 16,642,571; 2002, 16,378,042.....................    68,295     67,884
  Accumulated other comprehensive income..................        13         31
  Accumulated deficit.....................................   (62,506)   (56,449)
                                                            ---------  ---------
           Total shareholders' equity                          5,802     11,466
                                                            ---------  ---------
TOTAL..................................................... $  21,417  $  26,274
                                                            =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (In thousands, except per share data)

                                                  2003       2002       2001
                                                ---------  ---------  ---------
NET REVENUES............................       $  18,139  $  13,437  $  29,476

COSTS AND EXPENSES:
  Cost of revenues......................           8,126      7,909     20,661
  Research and development..............           8,366      8,123      7,384
  Sales and marketing...................           4,528      4,318      4,152
  General and administrative............           2,966      2,758      4,511
                                                ---------  ---------  ---------
           Total costs and expenses.....          23,986     23,108     36,708
                                                ---------  ---------  ---------
LOSS FROM OPERATIONS                              (5,847)    (9,671)    (7,232)

  Interest income.......................             185        773      1,355
  Interest expense......................            (270)      (584)      (936)
  Other expense, net....................            (159)      (906)       (53)
                                                ---------  ---------  ---------
LOSS BEFORE INCOME TAXES................          (6,091)   (10,388)    (6,866)
PROVISION (BENEFIT) FOR INCOME TAXES....             (34)         4          2
                                                ---------  ---------  ---------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS..........................       $  (6,057) $ (10,392) $  (6,868)
                                                =========  =========  =========
NET LOSS PER SHARE:
  Basic and Diluted.....................       $   (0.37) $   (0.64) $   (0.42)
                                                =========  =========  =========
SHARES USED IN COMPUTATION:
  Basic and Diluted.....................          16,482     16,317     16,262
                                                =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (In thousands, except share data)

                                                                   Accumu-
                                                                    lated
                                                          Share-    Other
                                                          holder   Compre-                          Total
                                    Common Stock          Notes    hensive    Accumu-              Compre-
                                -----------------------  Receiv-    Income     lated               hensive
                                  Shares       Amount      able     (Loss)    Deficit     Total      Loss
                                -----------  ----------  --------  --------  ----------  --------  --------
Balances, Febuary 1, 2000...... 16,220,780  $   67,461  $    (11) $    142  $  (39,189) $ 28,403

Net loss.......................          -           -         -                (6,868)   (6,868) $ (6,868)
Unrealized loss on investments.          -           -         -      (114)          -      (114)     (114)
Accumulated translation
  adjustment...................          -           -         -        26           -        26        26
                                                                                                    --------
Comprehensive loss.............                                                                   $ (6,956)
                                                                                                    ========
Common stock issued under
  stock plans..................    131,684         308         -         -           -       308
Exercise of common stock
  warrants.....................      5,000          26         -         -           -        26
Cancellation of Active
  Designs shares...............    (44,000)        (10)       10         -           -         -
                                -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2001..... 16,313,464      67,785        (1)       54     (46,057)   21,781

Net loss.......................          -           -         -               (10,392)  (10,392) $(10,392)
Unrealized loss on investments.          -           -         -       (15)          -       (15)      (15)
Accumulated translation
  adjustment...................          -           -         -        (8)          -        (8)       (8)
                                                                                                   --------
Comprehensive loss.............                                                                   $(10,415)
                                                                                                   ========
Common stock issued under
  stock plans..................     69,859         100         -         -           -       100
Cancellation of Active
  Designs shares...............     (5,281)         (1)        1         -           -         -
                                -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2002..... 16,378,042      67,884         -        31     (56,449)   11,466

Net loss.......................          -           -         -                (6,057)   (6,057) $ (6,057)
Unrealized loss on investments.          -           -         -       (13)          -       (13)      (13)
Accumulated translation
  adjustment...................          -           -         -        (5)          -        (5)       (5)
                                                                                                   --------
Comprehensive loss.............                                                                   $ (6,075)
                                                                                                   ========
Common stock issued under
  stock plans..................    264,529         411         -         -           -       411

                                -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2003..... 16,642,571  $   68,295  $      -  $     13  $  (62,506) $  5,802
                                ===========  ==========  ========  ========  ==========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (In thousands)

                                                      2003      2002      2001
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................$ (6,057) $(10,392) $ (6,868)
  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization...................    596       665       789
    Provision for inventory valuation...............    745     1,398     1,941
    Provision for bad debts and sales returns.......     60        60     2,152
    Loss on disposal of assets......................     --        22        13
    Investment impairment charge....................    172       927        51
    Accretion of contributed leasehold improvements.    (27)       --        --
    Changes in operating assets and liabilities:
      Accounts receivable........................... (2,258)    2,894     5,779
      Inventories...................................  1,265     2,279    (2,078)
      Prepaid expenses and other....................    345      (225)      201
      Accounts payable..............................    387    (1,308)      146
      Accrued liabilities and other.................    278      (116)      (59)
                                                    --------  --------  --------
       Net cash provided by (used for)
         operating activities....................... (4,494)   (3,796)    2,067
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment additions...............................   (697)     (172)     (364)
  Purchases of short-term investments............... (4,368)   (6,773)  (37,636)
  Maturity of short-term investments................  5,298    10,722    38,978
  Other assets......................................   (216)     (118)   (1,019)
                                                    --------  --------  --------
      Net cash provided by (used for)
        investing activities........................     17     3,659       (41)
                                                    --------  --------  --------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Bank line of credit borrowings, net...............     --        --       (41)
  Proceeds from sale of common stock................    411       100       334
  Repayment of capital lease obligations............   (230)     (321)     (382)
                                                    --------  --------  --------
      Net cash provided by (used for)
        financing activities........................    181      (221)      (89)
                                                    --------  --------  --------

Effect of exchange rates changes on cash............     (5)       (8)       26
                                                    --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.... (4,301)     (366)    1,963

CASH AND CASH EQUIVALENTS:
  Beginning of year.................................  5,056     5,422     3,459
                                                    --------  --------  --------
  End of year......................................$    755  $  5,056  $  5,422
                                                    ========  ========  ========

CASH PAID FOR INTEREST.............................$    270  $    584  $    916
                                                    ========  ========  ========

CASH PAID (RECEIVED) FOR INCOME TAXES..............$    (34) $      4  $      2
                                                    ========  ========  ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Contributed leasehold improvements...............$    400  $     --  $     --
                                                    ========  ========  ========

  Equipment acquired under capital leases..........$     --  $     --  $    541
                                                    ========  ========  ========
  Cancellation of notes receivable and related
    common stock...................................$     --  $      1  $     10
                                                    ========  ========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

_____________________________________________________________________________________

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Sigma Designs, Inc. (the Company) develops, manufactures and markets MPEG decoders primarily for consumer appliances and commercial systems. The Company sells its products to consumer equipment manufacturers, distributors, value-added resellers and corporate customers.

Principle of Consolidation - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the financial statements are shown as ending January 31, although the fiscal years ended on February 1, 2003, February 2, 2002, and February 3, 2001, respectively. Fiscal 2001 included 53 weeks, and fiscal 2003 and 2002 each included 52 weeks.

Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, inventory valuation allowances, impairment of investments and long-lived assets, and deferred tax asset valuation allowances. It is at least reasonably possible that the estimates will change within the next year.

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

Short-Term Investments - The Company's short- term investments represent debt securities which are stated at fair value. All short-term investments are classified as available-for-sale. Any temporary difference between an investment's cost and its market value is recorded as a separate component of shareholders' equity until such gains and losses are realized. Available-for-sale securities are classified in the balance sheet based on management's current intended use for the securities. Gains and losses on the sale of securities are computed using the specific identification method.

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $745,000, $1,398,000 and $1,941,000 to cost of revenues for the years ended January 31, 2003, 2002 and 2001, respectively.

Restricted Cash represents funds on deposit in accounts which have been assigned to the Company's lender under a bank line of credit (see Note 7) and as such, is unavailable to fund operations.

Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter. The contributed leasehold improvement provided by the landlord for the Company's current facility is amortized by straight-line method through the leasehold period.

Long Lived Assets - The Company evaluates long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition - Revenues mainly consist of product and development revenue. Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when we cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or "Sell-through Basis"). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized. In fiscal 2001, the Company began recognizing revenue from its primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which the Company accepted from the distributor outside of the terms of our distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, the Company has granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of the Company's products within their inventory. Although the returns are not frequent in nature, management has not been able to reasonably estimate returns from this distributor regarding the Company's video networking products. Consequently, pursuant to the Company's above policy, revenue from this distributor is recognized on a Sell-through Basis.

Revenues from product development agreements were recognized in fiscal 2003 when billed and collection was assured as compared to the percentage of completion method in fiscal 2002. The change in method was due to extensions in development schedules that subsequently arose, and resulted in the reversal of $70,000 of unbilled development revenue in the second quarter of fiscal 2003 which had been previously recorded in fiscal 2002 under the percentage of completion method. Under percentage of completion method, estimates are revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $458,000, $406,000, and $1,852,000, for fiscal 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statement for employee stock arrangements granted at fair market value.

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock- based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions assumptions for fiscal 2003, 2002 and 2001, respectively; expected life, 18, 18 and 18 months following vesting; stock volatility, 104%, 104% and 100%; risk free interest rates, 3.03%, 4.67% and 4.84%; and no dividends during the expected term.

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net loss attributable to common shareholders would have been as follows (in thousands, except per share amounts):

                                                           Years Ended January 31,
                                                      --------------------- ---------
                                                        2003       2002       2001
                                                      ---------  ---------  ---------
  Net loss as reported                               $  (6,057) $ (10,392) $  (6,868)
  Add: stock-based employee compensation expense
    included in reported net loss...................        --         --         --
  Deduct: stock-based employee compensation expense
    determined under fair value based method........    (1,158)    (1,243)    (1,449)
                                                      ---------  ---------  ---------
  Pro forma net loss................................ $  (7,215) $ (11,635) $  (8,317)
                                                      =========  =========  =========

  Basic and diluted net loss per share:
    As reported..................................... $   (0.37) $   (0.64) $   (0.42)
                                                      =========  =========  =========
    Pro forma....................................... $   (0.44) $   (0.71) $   (0.51)
                                                      =========  =========  =========

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the local currency of each country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders' equity. Transaction gains and losses, which are included in the other expenses, net, in the accompanying consolidated statements of operations, have not been significant for all years presented.

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 8).

Fair Value of Financial Instruments - The Company believes that carrying amounts reported in the balance sheets as of January 31, 2003 and 2002 for cash, cash equivalents, restricted cash, investments and line of credit borrowings approximate fair market value.

Geographic Operating Information - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," provides annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 14).

Derivatives - As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company enters into such transactions in the future, the Company will account for those transactions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in which case the Company will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective December 31, 2002. As the Company did not have any material guarantees outstanding, the issuance of FIN 45 did not have an effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

2. SHORT-TERM INVESTMENTS

Short-term investments included the following securities and gross unrealized losses and gains as of January 31, 2002 (in thousands). Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available for sale, since the Company intends to sell them as needed for operations.

                                          Unrealized  Unrealized
                                           Loss on     Gain on
                                           Invest-     Invest-     Market
                                 Cost        ment        ment       Value
                               ---------  ----------  ----------  ---------

January 31, 2002:
  Corporate debt securities..      $930          --         $13       $943
                               =========  ==========  ==========  =========

3. INVESTMENT IMPAIRMENT CHARGE

In fiscal 2003, the Company recorded approximately $172,000 of impairment losses to other expenses, net, which consists of $142,000 related to the elimination of the carrying amount of an investment of a closely- held technology company of which the Company owns less than 6% of the outstanding capital stock, due to the continued weakness in the software development industry, and $30,000 related to a joint venture partnership. In fiscal 2002, the Company recorded approximately $927,000 of impairment losses to other expenses, net, related to its investment in the same closely-held technology company.

4. INVENTORIES

Inventories at January 31 consist of (in thousands):

                                                        2003       2002
                                                     ---------- ----------
      Raw materials.................................      $648     $1,568
      Work in process...............................       515      1,338
      Finished goods................................     1,309      1,576
                                                     ---------- ----------
      Inventories...................................    $2,472     $4,482
                                                     ========== ==========

5. EQUIPMENT

Equipment at January 31 consists of (in thousands):

                                                        2003       2002
                                                     ---------- ----------
      Computers and test equipment..................    $4,655     $4,387
      Furniture and fixtures........................     1,277        654
      Other.........................................        94        119
                                                     ---------- ----------
      Total.........................................     6,026      5,160
      Accumulated depreciation and amortization.....    (4,695)    (4,329)
                                                     ---------- ----------
      Equipment - net...............................    $1,331       $831
                                                     ========== ==========

At January 31, 2003 and 2002, equipment with a net book value of $149,000 and $361,000 (net of accumulated amortization of $659,000 and $1,118,000, respectively), has been leased under capital leases.

6. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

                                                       2003       2002
                                                    ---------- ----------
    Accrued salary and benefits...................      $530       $509
    Other accrued liabilities.....................     1,151        827
                                                    ---------- ----------
    Total.........................................    $1,681     $1,336
                                                    ========== ==========

7. BANK LINES OF CREDIT

The Company has $12,000,000 outstanding as of January 31, 2003 and 2002 under a $12,000,000 bank line of credit that expires in October 2003, bearing interest at the U.S. Term Deposit rate (0.65% at January 31, 2003) plus 0.85%, and primarily collateralized by $12,000,000 of funds on deposit in accounts which have been assigned to the lender and included in the Company's consolidated balance sheet as of January 31, 2003 as restricted cash.

The Company also has a $5,000,000 bank line of credit that expires in October 2003, under which the Company had availability to draw down approximately $2,100,000 as of January 31, 2003, primarily collateralized by the Company's accounts receivable, inventories, equipment and intangibles. The Company has $200,000 of standby letters of credit outstanding as of January 31, 2003 under the same bank line of credit. Borrowings under this line of credit are generally limited to a maximum 70% of eligible accounts receivable (as defined) subject to the Company's ability to maintain compliance with various restrictive covenants.

In addition, the Company has a bank line of credit of $1,000,000 that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are not available until certain covenants are met.

The line of credit agreements contain certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt (Tangible Net Worth). At January 31, 2003, the Company was required to maintain Tangible Net Worth of at least $4,900,000.

8. SHAREHOLDERS' EQUITY

Common Stock

Net loss per share - basic and diluted for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net loss per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be antidilutive

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                                     Years Ended January 31,
                                                --------------------- ---------
                                                  2003       2002       2001
                                                ---------  ---------  ---------
Numerator:
  Net loss attributable to
    common shareholders, basic
    and diluted............................... $  (6,057) $ (10,392) $  (6,868)
                                                ---------  ---------  ---------
Denominator:
  Weighted average common shares
     outstanding..............................    16,482     16,318     16,305
  Weighted average common shares
     outstanding subject to repurchase........        --         (1)       (43)
                                                ---------  ---------  ---------
Shares used in computation, basic and diluted.    16,482     16,317     16,262
                                                ---------  ---------  ---------

Net loss per share, basic and diluted......... $   (0.37) $   (0.64) $   (0.42)
                                                =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

                                                     Years Ended January 31,
                                                --------------------- ---------
                                                  2003       2002       2001
                                                ---------  ---------  ---------
Common shares subject to repurchase.....              --         --          5
Stock options...........................           4,606      4,108      3,421
Stock warrants..........................              --         --         50

Stock Option Plan

During fiscal 2002, the Company adopted the 2001 employee stock option plan and reserved 500,000 shares of the Company's common stock for issuance under the plan, with an automatic annual increases on the first day of the Company's fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. The Company's 1994 stock option plan provides for the granting of options to purchase up to 4,400,000 shares of common stock. Generally, the 1994 and 2001 plans provide for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the 1994 and 2001 plans become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2003 expire ten years from date of grant).

Stock option activity and balances are summarized as follow:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, Febuary 1, 2000 (1,360,270
        exercisable at a weighted-average price
        of $2.37).....................................   2,836,076      $2.65

      Granted (weighted-average fair value of $2.59)..     960,500       3.57
      Canceled........................................    (278,855)      3.79
      Exercised.......................................     (96,540)      2.34
                                                        -----------
      Balances, January 31, 2001 (1,733,336
        exercisable at a weighted-average price
        of $2.48).....................................   3,421,181       2.83

      Granted (weighted-average fair value of $0.93)..     837,500       1.28
      Canceled........................................    (148,887)      2.97
      Exercised.......................................      (1,825)      1.00
                                                        -----------
      Balances, January 31, 2002 (2,342,038
        exercisable at a weighted-average price
        of $2.60).....................................   4,107,969       2.51

      Granted (weighted-average fair value of $1.35)..     748,000       1.84
      Canceled........................................    (115,023)      2.43
      Exercised.......................................    (135,265)      1.33
                                                        -----------
      Balances, January 31, 2003......................   4,605,681      $2.43
                                                        ===========

At January 31, 2003, options to purchase 49,637 shares were available for future grant. Effective February 1, 2003, an additional 665,703 shares resulting from the automatic annual increase of 4% of the Company's outstanding common stock was added to the shares available for issuance under the 2001 plan.

                            Options Outstanding          Options Exercisable
                     ---------------------------------- ----------------------

                       Number                             Number
                     Outstanding  Weighted    Weighted  Exercisable  Weighted
                         at        Average    Average       at       Average
 Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices           2003        Life       Price       2003       Price
-------------------- ----------- ----------- ---------- ----------- ----------
   $1.00 - $1.25      1,008,300        7.83      $1.17     400,784      $1.11
   $1.63 - $2.44      2,156,360        6.18      $2.14   1,389,553      $2.30
   $2.53 - $3.50        974,153        6.08      $3.14     740,460      $3.05
   $3.81 - $5.19        237,868        6.75      $4.39     143,183      $4.43
   $5.75 - $6.38        229,000        6.70      $5.77     150,374      $5.77
-------------------- -----------                        -----------
   $1.00 - $6.38      4,605,681        6.58      $2.43   2,824,354      $2.62
==================== ===========                        ===========

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan and reserved 100,000 shares of the Company's common stock for issuance under the plan, with an automatic annual increase on the first day of the Company's fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. The Company's 1986 Employee Stock Purchase Plan (1986 ESPP) provided for the sale of up to 300,000 shares of common stock. At January 31, 2001, all shares authorized for issuance under 1986 ESPP had been issued. Under both plans, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2003, 2002 and 2001, 129,264, 68,034 and 35,144 shares were purchased at an average price of $1.78, $1.45 and $2.34 per share, respectively. At January 31, 2003, 230,263 shares under 2001 Purchase Plan remain available for future purchase. Effective February 1, 2003, Board of Directors resolved that an additional 150,000 shares added to the shares available for issuance under the 2001 purchase plan.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                               January 31,
                                                            -------------------
                                                              2003      2002
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards..  $26,642   $25,333
        Reserves not currently deductible..................    3,273     2,739
        Capitalized research and development expenditures..    1,232     1,027
        Other..............................................      300       153
                                                            --------- ---------
                                                              31,447    29,252
      Valuation allowance..................................  (31,447)  (29,252)
                                                            --------- ---------
      Net deferred taxes...................................   $  --     $  --
                                                            ========= =========

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complimentary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

Net operating losses and tax credit carryforwards as of January 31, 2003 are as follows (in thousands):

                                                           Expiration
                                            Amount           Years
                                           ---------  --------- ----------
      Net operating losses, federal....   $  60,014       2009  -2023
      Net operating losses, state......       2,324       2013  -2015
      Tax credits, federal.............       2,851       2006  -2023
      Tax credits, state...............       2,120             -
      Net operating losses, foreign....       6,384             -

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

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

                                             2003       2002       2001
                                           ---------  ---------  ---------

      Computed at 35%...................  $  (2,060) $  (3,636) $  (2,402)
      State taxes, expiration of net
        operating loss carryforwards....          2          2          1
      Valuation allowance...............      2,212      3,781      2,550
      Other.............................       (188)      (143)      (147)
                                           ---------  ---------  ---------
      Total.............................  $     (34) $       4  $       2
                                           =========  =========  =========

10. COMMITMENTS AND CONTINGENCIES

Leases - The Company's primary facilities are leased under a noncancelable lease which expires in September 2007. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows (in thousands):

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2004.....................................$      133 $      582
           2005.....................................        --        600
           2006.....................................        --        618
           2007.....................................        --        637
           2008.....................................        --        433
                                                     ---------- ----------
      Total minimum lease payments..................       133 $    2,870
      Amount representing interest at a rate                    ==========
        of 10.32%..........................                 (6)
                                                     ----------
      Present value of minimum lease payments.......       127
      Current portion...............................      (127)
                                                     ----------
      Long-term portion.............................$       --
                                                     ==========

Rent expense was $560,000, $504,000 and $482,000 for fiscal 2003, 2002 and 2001, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2003, 2002 and 2001, the Company recorded royalty expense of $406,000, $85,000, and $491,000 respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

11. MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of net revenues in fiscal 2003 and 2001. Three domestic customers accounted for 15%, 14% and 11% of net revenues in fiscal 2002, respectively. One international customer accounted for 19% of net revenues in fiscal 2003. During fiscal 2002, no international customers accounted for more than 10% of net revenues. During fiscal 2001, three international customers accounted for 15%, 14% and 11% of net revenues, respectively.

No domestic customer accounted for more than 10% of accounts receivable in fiscal 2003. Two domestic customers accounted for 22% and 15% of accounts receivable in fiscal 2002, respectively. One international customer accounted for 58% of accounts receivable in fiscal 2003. During fiscal 2002, no international customers accounted for more than 10% of accounts receivable.

12. COMPREHENSIVE LOSS

Comprehensive loss, which is displayed in the Consolidated Statements of Shareholders' Equity, represents net loss available to common shareholders plus the results of certain shareholders' equity changes not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                  Total
                                                               Accumulated
                                                   Unrealized     Other
                                      Accumulated   Holding    Comprehensive
                                      Translation    Gains/      Income/
                                      Adjustment    (Losses)      (Loss)
                                      -----------  ----------  ------------
Beginning Balance, February 1, 2000. $        --  $      142  $        142
Current Year Change.................          26        (114)          (88)
                                      -----------  ----------  ------------
Ending Balance, January 31, 2001....          26          28            54
Current Year Change.................          (8)        (15)          (23)
                                      -----------  ----------  ------------
Ending Balance, January 31, 2002....          18          13            31
Current Year Change.................          (5)        (13)          (18)
                                      -----------  ----------  ------------
Ending Balance, January 31, 2003.... $        13  $       --  $         13
                                      ===========  ==========  ============

13. RELATED PARTY TRANSACTION

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease is one year at the same market rate as the Company's operating lease arrangement for the facility.

14. SEGMENT AND GEOGRAPHICAL INFORMATION

As discussed in Note 1, the Company follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, the Company operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products. The Company's chief operating decision-maker is its Chief Executive Officer.

For fiscal 2003, 2002 and 2001, the Company recorded sales to customers throughout the United States and Canada, Denmark, Japan, China, Taiwan, Hong Kong, and Korea; Germany, Belgium, Finland, The Netherlands, Norway, Sweden, The United Kingdom, France, Italy, Spain, Hungary, Portugal, Scotland, and Norway (collectively referred to as "Rest of Europe"); Singapore, Thailand, New Zealand, Turkey, Israel, Australia, South American and South Africa (collectively "Rest of Asia/New Zealand/Other Region").

The following table summaries total net revenues attributed to each product group as of and for the fiscal years ended January 31 (in thousands):

                                             2003       2002       2001
                                           ---------  ---------  ---------
  Boards...............................   $   6,215  $   6,961  $  13,575
  Chipsets.............................      10,742      3,858     12,936
  Other................................       1,182      2,618      2,965
                                           ---------  ---------  ---------
Total net revenues.....................   $  18,139  $  13,437  $  29,476
                                           =========  =========  =========

The following table summaries total net revenues attributed to each market segment as of and for the fiscal years ended January 31 (in thousands):

                                             2003       2002       2001
                                           ---------  ---------  ---------
  Commercial streaming video market....   $   3,751  $   6,944  $   6,673
  Consumer appliance market............      11,015      3,921      2,775
  PC add-in market.....................       2,630      2,166     17,799
  Other market.........................         743        406      2,229
                                           ---------  ---------  ---------
Total net revenues.....................   $  18,139  $  13,437  $  29,476
                                           =========  =========  =========

The following table summaries total net revenues and long-lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                             2003       2002       2001
                                           ---------  ---------  ---------
Net revenues:
  United States........................   $   5,913  $   7,750  $  10,241
  Denmark..............................       3,780         47         50
  Rest of Europe.......................       2,157      2,354      1,524
  Japan................................       1,988        191      3,330
  China................................       1,388        442        268
  Hong Kong............................         975        811      2,916
  Korea................................         791        172        251
  Taiwan...............................         759      1,298      5,469
  Rest of Asia/New Zealand/Other Region         360        360      5,411
  Canada...............................          28         12         16
                                           ---------  ---------  ---------
Total net revenues*....................   $  18,139  $  13,437  $  29,476
                                           =========  =========  =========

Long-lived assets:
  United States........................   $   1,307  $     807  $   1,331
  Hong Kong............................          12         16         --
  France...............................          12          8         15
                                           ---------  ---------  ---------
Total long-lived assets................   $   1,331  $     831  $   1,346
                                           =========  =========  =========

* Net revenues are attributed to countries based on invoicing location of customer.

15. SUBSEQUENT EVENTS

On March 10, 2003, the Company raised gross proceeds of $4.8 million through the issuance of 1,606,644 shares of common stock in a private placement to certain institutional investors, corporate partners, and Company management.

16. SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

The follow table presents unaudited quarterly financial information for each of the Company's last eight quarters (in thousands, except per share data).

                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
Year ended January 31, 2003:

Net revenues........................... $  3,454  $  3,256  $  4,720  $  6,709
Loss from operations...................   (2,261)   (2,407)     (884)     (295)
Net loss attributable to common
  shareholders.........................   (2,307)   (2,552)     (871)     (327)
Net loss per share attributable
  to common shareholders:
  Basic................................ $  (0.14) $  (0.16) $  (0.05) $  (0.02)
  Diluted.............................. $  (0.14) $  (0.16) $  (0.05) $  (0.02)

Year ended January 31, 2002:

Net revenues........................... $  3,222  $  2,982  $  3,416  $  3,817
Loss from operations...................   (2,674)   (2,713)   (1,703)   (2,581)
Net loss attributable to common
  shareholders.........................   (2,614)   (2,610)   (1,666)   (3,502)
Net loss per share attributable
  to common shareholders:
  Basic................................ $  (0.16) $  (0.16) $  (0.10) $  (0.21)
  Diluted.............................. $  (0.16) $  (0.16) $  (0.10) $  (0.21)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Balance                Deductions:    Balance
                                   at                     Write         at
                               Beginning                 Offs of      End of
       Classification           of Year     Additions  Accounts(1)     Year
----------------------------- ------------ ----------- ------------ -----------
                                           (in thousands)
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
  2003......................       $1,664         $60         $802        $922
  2002......................        2,124          60          520       1,664
  2001......................          414       2,152          442       2,124

Inventory reserves:
  Year ended January 31,
  2003......................       $5,468        $745          $27      $6,186
  2002......................        4,091       1,398           21       5,468
  2001......................        3,215       1,941        1,065       4,091

____________________

(1) Amount written off, net of recoveries of accounts receivable

                              INDEX TO EXHIBITS

 Exhibit
 Number                      Exhibit Description
-------- -----------------------------------------------------------
3.1(1)   Second Restated Articles of Incorporation.

3.2(7)   Certificate of Amendment to the Second Restated Articles of
         Incorporation dated June 22, 2001.

3.6      Bylaws of Registrant, as amended.

10.1(2)  Distribution Agreement dated September 10, 1985.

10.2(3)  Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(6)  Sublease between the Registrant and Sun Microsystems, Inc.

10.4(4)  Registrant's Amended and Restated 1994 Stock Plan and form of
         Stock Option Agreement.

10.5(5)  Registrant's 1994 Director Stock Option Plan and form of Director
         Option Agreement.

10.6(7)  Registrant's 2001 Employee Stock Option Plan.

10.7(7)  Registrant's 2001 Employee Stock Purchase Plan and Form of
         Subscription Agreement.

10.8(8)  Registrant's 2001 Loan and Security Agreement with Silicon Valley
         Bank, as amended.

10.9     Amendment to Registrant's 2001 Loan and Security Agreement with
         Silicon Valley Bank.

10.10    Lease between the Registrant and EOP-Industrial Portfolio, L.L.C.

23.1     Independent Auditors' Consent.

24.1     Power of Attorney (contained in the signature page to this Annual
         Report on Form 10-K).

99.1     Certificate of Chief Executive Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-1 (No. 33-17789) filed October 8,
         1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

     (2) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-1 (No. 33-4131) filed on March 19,
         1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, Which Registration Statement became effective May 15, 1986.

     (3) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-8 (No. 333-61549) file August 14, 1998.

     (4) Incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-8 (No. 333-86875) filed September 10, 1999.

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

     (7) Incorporated by reference to exhibit filed with the Registrant's Registrant's
         Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

     (8) Incorporated by reference to exhibit filed with the Registrant's Annual
         Report on Form 10-K for the fiscal year ended February 2, 2002.