Form 10-Q
period 2003-05-03
SIGMA DESIGNS INC
filed 2003-06-17
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [  ]  NO [X]

    As of May 30, 2003 there were 18,381,431 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                         April 30,   January 31,
                                                           2003         2003
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $     6,810  $       755
  Accounts receivable - net..........................       4,337        4,366
  Inventories........................................       2,919        2,472
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         347          176
                                                       -----------  -----------
              Total current assets...................      26,413       19,769

Equipment & leasehold improvements, net..............       1,272        1,331
Other assets.........................................         278          317
                                                       -----------  -----------
Total................................................ $    27,963  $    21,417
                                                       ===========  ===========
          Liabilities and Shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       2,691        1,502
  Accrued liabilities................................       2,030        1,681
  Current portion of capital lease obligation........          76          127
                                                       -----------  -----------
              Total current liabilities..............      16,797       15,310

Other long-term liabilities..........................         302          305

Shareholders' equity:
  Common stock.......................................      72,919       68,295
  Accumulated other comprehensive income.............          25           13
  Accumulated deficit................................     (62,080)     (62,506)
                                                       -----------  -----------
              Total shareholders' equity.............      10,864        5,802
                                                       -----------  -----------
Total................................................ $   $27,963  $   $21,417
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                       Three months ended
                                                           April 30,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
Net revenues..................................... $      7,835  $      3,454

Costs and expenses:
   Costs of  revenues............................        3,218         1,453
   Research and development......................        2,440         2,294
   Sales and marketing...........................        1,189         1,208
   General and administrative....................          515           760
                                                   ------------  ------------
      Total costs and expenses...................        7,362         5,715
                                                   ------------  ------------
Income (loss) from operations....................          473        (2,261)
Interest and other expense, net .................          (38)          (44)
                                                   ------------  ------------
Income (loss) before income taxes................          435        (2,305)
Provision for income taxes.......................            9             2
                                                   ------------  ------------
Net income (loss)................................ $        426  $     (2,307)
                                                   ============  ============

Net income (loss) per share - basic.............. $       0.02  $      (0.14)
                                                   ============  ============
Shares used in computing per
   share amount - basic..........................       17,628        16,397
                                                   ============  ============

Net income (loss) per share  - diluted..........  $       0.02  $      (0.14)
                                                   ============  ============
Shares used in computing per
   share amount - diluted.......................        20,089        16,397
                                                   ============  ============

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Three months ended
                                                            April 30,
                                                    ------------------------
                                                        2003         2002
                                                    -----------  -----------
Cash flows from operating activities:
  Net income (loss).................................$      426   $   (2,307)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization...................       159          141
    Provision for inventory valuation...............       150          180
    Provision for bad debts and sales returns.......        35           15
    Investment impairment charge....................        --           30
    Accretion of contributed leasehold improvements.       (20)          --
    Change in assets and liabilities:
        Accounts receivable.........................        (6)        (120)
        Inventories.................................      (597)         273
        Prepaid expenses and other..................      (171)         212
        Accounts payable............................     1,189          197
        Accrued liabilities and other...............       359          243
                                                     -----------  -----------

Net cash provided by (used for)
  operating activities..............................     1,524       (1,136)
                                                     -----------  -----------

Cash flows from investing activities:
  Equipment additions...............................       (89)         (43)
  Purchases of short-term investments...............        --       (1,546)
  Maturity of short-term investments................        --          451
  Other assets......................................        39            2
                                                     -----------  -----------

Net cash used for investing activities..............       (50)      (1,136)
                                                     -----------  -----------

Cash flows from financing activities:
  Proceeds from sales of common stock...............     4,624           85
  Repayment of capital lease obligations............       (55)         (68)
                                                     -----------  -----------

Net cash provided by financing activities...........     4,569           17
                                                     -----------  -----------
Effect of exchange rate changes on cash.............        12          (35)
                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalent.     6,055       (2,290)
Cash and cash equivalents, beginning of period......       755        5,056
                                                     -----------  -----------
Cash and cash equivalents, end of period............ $   6,810    $   2,766
                                                     ==========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest............................ $      66    $      78
                                                     ==========   ===========
  Cash paid for income taxes........................ $       2    $       2
                                                     ==========   ===========
  Noncash investing and financing activities:
     Contributed leasehold improvements............. $      12    $      --
                                                     ==========   ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2003 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2003 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2003 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending April 30, 2003 and April 30, 2002, although the first quarter of fiscal 2004 and fiscal 2003 ended on May 3, 2003 and May 4, 2002, respectively.

2. Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair market value.

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended April 30, 2003 and 2002, respectively; expected life of 19 months following vesting; stock volatility 103% and 105%; risk free interest rates 2.79% and 4.60%; and no dividends during the expected term. The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

                                                          Three months ended
                                                               April 30,
                                                       -----------  ------------
                                                           2003         2002
                                                       -----------  ------------
 Net income (loss) as reported                        $       426  $     (2,307)
 Add: stock-based employee compensation expense
   included in reported net income (loss)............         --            --
 Deduct: stock-based employee compensation expense
   determined under fair value based method..........       (311)         (317)
                                                       -----------  ------------
 Pro forma net income (loss.)........................ $       115  $     (2,624)
                                                       ===========  ============

 Basic net income (loss) per share:
   As reported....................................... $      0.02  $      (0.14)
                                                       ===========  ============
   Pro forma......................................... $      0.01  $      (0.16)
                                                       ===========  ============
 Diluted net income (loss) per share:
   As reported....................................... $      0.02  $      (0.14)
                                                       ===========  ============
   Pro forma......................................... $      0.01  $      (0.16)
                                                       ===========  ============

3. Inventories

Inventories consisted of the following (in thousands):

                                                        April 30,   January 31,
                                                          2003         2003
                                                      -----------  -----------
  Raw materials .................................... $       957  $       648
  Work in process ..................................         377          515
  Finished goods ...................................       1,585        1,309
                                                      -----------  -----------
  Inventories ...................................... $     2,919  $     2,472
                                                      ===========  ===========

4. Lines of Credit

As of April 30, 2003, the Company had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2003, bears interest at Term Deposit rate (0.65% at April 30, 2003) plus 0.85%, and is primarily collateralized by funds on deposit in accounts that have been assigned to the lender and are included in the Company's condensed consolidated balance sheet at April 30, 2003 as restricted cash. The restricted cash balance of $12.0 million is not available to fund operations, as it is held by the bank as collateral for the line of credit in an equal amount.

The Company also has a $5.0 million bank line of credit under which the Company had availability to draw down approximately $1.4 million as of April 30, 2003. The line of credit will expire in October 2003 and is primarily collateralized by the Company's accounts receivable. As of April 30, 2003, the Company had utilized $200,000 of the standby letter of credit under this second line of credit. In addition, the Company has a bank line of credit of $1.0 million that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are subject to certain conditions and are available to the Company commencing March 2003. The lines of credit contain certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt based on the Company's projected operating results. On April 30, 2003, the Company was required to maintain tangible net worth of at least $4.6 million. As of that date, the Company was in compliance with this covenant.

5. Investment Impairment Charge

During the first quarter ended April 30, 2002, the Company recorded an impairment charge of $30,000, which was related to a joint venture partnership.

6. Net Income (Loss) per Share

Net income (loss) per share - basic for the periods presented is computed by dividing net income (loss) by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net income (loss) per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands except per share data):

                                                 Three months ended
                                                      April 30,
                                              --------------------------
                                                   2003          2002
                                              ------------  ------------
Numerator:

Net income (loss)........................... $        426  $     (2,307)
                                              ============  ============

Denominator:
Weighted average common shares
   outstanding..............................       17,628        16,397
                                              ------------  ------------
Shares used in computation, basic...........       17,628        16,397
Effect of dilutive securities:
Stock options...............................        2,461            --
                                              ------------  ------------
Shares used in computation, diluted.........       20,089        16,397
                                              ============  ============
Net income (loss) per share:
  Basic .................................... $       0.02  $      (0.14)
                                              ============  ============

  Diluted .................................. $       0.02  $      (0.14)
                                              ============  ============

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                                   Three months ended
                                                       April 30,
                                              --------------------------
                                                  2003          2002
                                              ------------  ------------
Stock options............................... $        290  $      4,199

7. Comprehensive Loss

The reconciliation of net loss to total comprehensive loss is as follows (in thousands):

                                                   Three months ended
                                                       April 30,
                                              --------------------------
                                                   2003          2002
                                              ------------  ------------
Net income (loss)........................... $        426  $     (2,307)
Other comprehensive income (loss)
   - net unrealized gain (loss) on
      short-term investments................           --            (5)

   - cumulative translation adjustment......           12           (35)
                                              ------------  ------------
Total comprehensive income (loss)........... $        438  $     (2,347)
                                              ============  ============

8. Segment Disclosure

The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating entity segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

9. Recently Issued Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs and statements regarding our anticipated revenues from the commercial streaming video market, consumer appliance market and PC add-in market, and sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2003 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $426,000, or $0.02 per basic and diluted share on net revenues of $7,835,000 for the quarter ended April 30, 2003, compared to a net loss of $(2,307,000), or $(0.14) per basic and diluted share on net revenues of $3,454,000 for the same quarter in the prior year.

Net Revenues. Net revenues for the first quarter of fiscal 2004 increased 127% as compared to the same quarter last year. The increase in net revenues is primarily attributable to the increased sales of MPEG chipset products into advanced DVD players and IP video set-top boxes, partially offset by a decline in sales of MPEG board products and other products.

The following table sets forth our net revenues in each product group (in thousands):

                                           Three months ended
                                               April 30,
                                           ------------------
                                             2003      2002
                                           --------  --------
 Boards.................................. $    729  $  1,381
 Chipsets................................    6,902     1,744
 Other...................................      204       329
                                           --------  --------
Total net revenues....................... $  7,835  $  3,454
                                           ========  ========
Sales of MPEG board products for the first quarter of fiscal 2004 decreased 47% to $729,000 as compared to $1,381,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the first quarter of fiscal 2004 increased 296% to $6,902,000, as compared to $1,744,000 for the same period last year. Sales of other products for the first quarter of fiscal 2004 decreased 38% to 204,000 as compared to $329,000 for the corresponding period in the prior year. Sales of MPEG-based boards and chipsets together represented 97% and 90% of net revenues for the quarters ended April 30, 2003 and April 30, 2002, respectively. Other products represented 3% and 10% of net revenues for the quarters ended April 30, 2003 and April 30, 2002, respectively.

The decrease in net revenues from MPEG-based board products for the three months ended April 30, 2003 compared to the same quarter last year is mainly attributable to our decision to focus on the chipset products in all markets instead of board level products. As a result, certain of our board level customers in commercial streaming video market are converted into chipset customers. In addition, the demand for our MPEG board products in the PC add-in market has continually declined. We expect our revenues from board products to be relatively insignificant in future periods. The significant increase in net revenues from MPEG-based chipsets for the three months ended April 30, 2003 compared to the same quarter last year is largely due to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. We expect that net revenues from chipset products will continue to fluctuate. The "Other" category primarily includes any revenue from Netstream consoles for the commercial streaming video market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decrease in net revenues from other products for the three months ended April 30, 2003 compared to the same quarter last year is primarily attributable to decreased development fees under agreements relating to the customization of certain MPEG decoding chip technology, which decrease was partially offset by sales of our new development kits, support service revenues and freight fees charged to customers, which collectively totaled approximately $82,000. Development fees totaled approximately $44,000 for the three months ended April 30, 2003 as compared to $253,000 for the three months ended April 30, 2002. We expect that net revenues from other products will continue to fluctuate. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively.

The following table sets forth our net revenues by market segment (in thousands):

                                           Three months ended
                                               April 30,
                                           ------------------
                                              2003      2002
                                           --------  --------
 Commercial streaming video market....... $    340  $    719
 Consumer appliance market...............    6,982     1,796
 PC add-in market........................      423       686
 Other market............................       90       253
                                           --------  --------
Total net revenues....................... $  7,835  $  3,454
                                           ========  ========

For the three months ended April 30, 2003, revenues from sales of our products to the commercial streaming video market decreased 53% to $340,000, from $719,000 for the same quarter of last year. Revenues from sales of our products to the consumer appliance market increased 289% to $6,982,000, from $1,796,000 for the same quarter of last year. Revenues from sales of our products to the PC add-in market decreased 38% to $423,000 from $686,000 for the same quarter of last year. Revenues from sales to the other market decreased 64% to $90,000 from $253,000 for the same quarter of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the first quarter of fiscal 2004 as compared to the same quarter of fiscal 2003 is mainly attributable to the conversion of board level customers in commercial applications to chip level customers, thereby reducing the selling price from boards to chipsets per unit substantially. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year primarily due to the project-oriented nature of sales of our products to our corporate streaming video market. The significant increase in revenues from sales of our products to the consumer appliance market in the first quarter of fiscal 2004 as compared to the same quarter of fiscal 2003 is attributable to increased sales of our MPEG chipsets to IP video set-top box and DVD player manufacturers. The consumer appliance market still remains in an emerging phase and we expect revenues to continue to fluctuate. The decrease in revenues from sales of our products to the PC add-in market in the first quarter of fiscal 2004 as compared to the same quarter of fiscal 2003 is due the continuing decline in the demand of the PC add-in products, which represents a relatively insignificant portion of our business at this point in time, and our decision to focus on the chipset products in the video-on-demand and consumer appliance market instead of the board products in the PC add-in market. We expect our revenues from the PC add-in market to be relatively insignificant in future periods. The category "Other market" in the above table consists of engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The overall decrease in net revenues from other market in fiscal 2004 as compared to fiscal 2003 is mainly attributable to decreased development fees under agreements relating to the development for customization of certain MPEG decoding chip technology while partially offset by the new support service revenues and freight fees charged to customers, which totaled approximately $46,000.

The following table sets forth our net revenues by geographic region (in thousands):

                                           Three months ended
                                               April 30,
                                           ------------------
                                             2003      2002
                                           --------  --------
 North America........................... $    937  $  1,419
 Asia & Other regions....................    5,076     1,255
 Europe..................................    1,822       780
                                           --------  --------
Total net revenues....................... $  7,835  $  3,454
                                           ========  ========

Revenues from North America represented 12% of net revenues for the quarter ended April 30, 2003 as compared with 41% in the comparable period of the prior year. Our international sales represented 88% of net revenues for the quarter ended April 30, 2003, as compared with 59% in the comparable period of the prior year.

North America revenues decreased 34% to $937,000 for the three months ended April 30, 2003 from $1,419,000 for the three months ended April 30, 2002. The significant decrease for the quarter ended April 30, 2003 is largely due to the decreased sales of our board products in the commercial streaming video market and PC add-in market. Total international revenues for the three months ended April 30, 2003 increased 239% to $6,898,000 from $2,035,000 for the three months ended April 30, 2002. The significant increase in revenues from international sales for the quarter ended April 30, 2003 is primarily attributable to the increased sales of our chipset products in the IP video set top boxes and DVD players for the consumer appliance market.

Our Asia revenues were derived predominantly from customers in Hong Kong, Taiwan and Korea. Revenues generated from Hong Kong, Taiwan and Korea, respectively, for the quarter ended April 30, 2003 accounted for 19%, 19% and 10% of our total net revenues, respectively, as compared to 6%, 1% and 2% for the quarter ended April 30, 2002. Our European revenues in fiscal 2003 were derived predominantly from customers in Denmark. Revenues generated from Denmark for the quarter ended April 30, 2003 accounted for 18% of our total net revenues, as compared to 0% for the quarter ended April 30, 2002.

No sales to U.S. customers accounted for more than 10% of total revenues for the quarter ended April 30, 2003 as compared to sales to one U.S. customer which accounted for approximately 17% of total net revenues for the quarter ended April 30, 2002. Sales to four international customers accounted for 18%, 17%, 11%, and 10% of our total revenue, respectively, during the first quarter of fiscal 2004, as compared with sales to one international customer which accounted for approximately 18% of total net revenues for the same quarter of fiscal 2003.

Gross Margin. Our gross margin as a percentage of total net revenues for the quarter ended April 30, 2003 was 59% as compared to 58% during the same quarter last year. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, and the introduction and sales of our new higher-margin MPEG-4 chipset products. In addition, the provisions for inventory obsolescence which were included in cost of revenues decreased to $150,000 in the first quarter of fiscal 2004 as compared to $180,000 in the first quarter of fiscal 2003. The above items were partially offset by a reduction in development revenues. Costs related to support service revenues and development revenues were included in sales and marketing expense, and research and development expenses, respectively. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, our costs, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses during the first quarter of fiscal 2004 were comparable to the same period in fiscal 2003. We expect our sales and marketing expenses will increase year-over- year as we intend to expand our sales and marketing organization. Research and development expenses increased by $146,000, or 6%, during the first quarter of fiscal 2004. The increase in research and development expenses compared to the comparable period last year resulted from the increased expenditures related to relocation of our development center in France and additions of engineering staff at that facility. As a result of our continuing efforts in the development of our proprietary MPEG based products, research and development expenses will likely increase year-over-year. General and administrative expenses decreased by $245,000, or 32% in the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. The decrease was mainly attributable to the recovery of approximately $200,000 of bad debt expense. Excluding the recovery of bad debt expense, general and administrative expenses in fiscal 2003 decreased by $45,000, or 6% in the first quarter of fiscal 2004 as compared to fiscal 2003. This decrease in general and administrative expenses was largely due to the reduction of various professional services fees and costs. We expect our general and administrative expenses to increase in future periods due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $6.8 million, an increase of $6.0 million compared with $0.8 million at January 31, 2003. This increase resulted from net proceeds of $4.5 million from the issuance of 1,606,644 shares of our common stock in a private replacement to certain institutional investors, corporate partners, and management in March 10, 2003 and $1.5 million generated from operating activities.

A summary of contractual obligation, which consist entirely of lease obligations as of April 30, 2003 is follows (in thousands):

Contractual Obligations                 Total       Capital     Operating
Payments Due by Period                              Leases        Leases
-------------------------------      -----------  -----------  ------------
1 year or less..................... $       693  $       106  $        587
1-3 years..........................       1,230            3         1,227
4-5 years..........................         912           --           912
                                     -----------  -----------  ------------
Total.............................. $     2,835  $       109  $      2,726
                                     ===========  ===========  ============

As of April 30, 2003, we had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2003, bearing interest at Term Deposit rate (0.65% at January 31, 2003) plus 0.85%, and primarily collateralized by funds on deposit in accounts that have been assigned to the lender and included in our consolidated balance sheet at April 30, 2003 as restricted cash. The restricted cash balance of $12.0 million is not available to fund operations, as it is held by the bank as collateral for the line of credit in an equal amount. We also have a $5.0 million bank line of credit under which we had availability to draw down approximately $1.4 million as of April 30, 2003. The line of credit will expire in October 2003 and is primarily collateralized by our accounts receivable. As of April 30, 2003, we had utilized $200,000 of the standby letter of credit under this second line of credit. In addition, we have a bank line of credit of $1.0 million that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are subject to certain conditions and are available to us commencing March 2003. The lines of credit contain certain covenants that, among other things, require us to maintain certain levels of tangible net worth plus subordinated debt based on our projected operating results. At April 30, 2003, we were required to maintain tangible net worth of at least $4.6 million. As of that date, we were in compliance with this covenant. We expect to renew these lines of credit upon their expiration in October 2003.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain years, cash generated from operations has also been a resource of funds. It is possible that our operations will continue to consume cash in the foreseeable future. Based on our cash projection, we believe that our current reserve of cash and cash equivalents and short-term investments, including the proceeds from our private placement of common stock in March 2003, will be sufficient to meet anticipated working capital requirements and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements to maintain the availability of funds under these agreements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Sigma. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through April 30, 2003, our total accumulated deficit is $62,080,000. We cannot assure you that we will be able to sell our REALmagic products in substantial quantities or generate significant revenues from those sales. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be harmed.

Our amended and restated business loan agreement with our bank, dated November 1, 2002, is comprised of three lines of credit which allow for borrowings of $12.0 million, $5.0 million and $1.0 million, respectively. Under the line of credit agreements, which expire in October 2003, we are subject to certain covenants that, among other things, require us to maintain tangible net worth of at least $4.6 million as of April 30, 2003. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need a waiver for future periods and there are no guarantees that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the notes when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which could harm our business.

If we are unable to maintain our listing on the Nasdaq National Market, the liquidity of our common stock could be seriously impaired.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that we must hold net tangible assets, or total assets less total liabilities, of at least $10.0 million. We held net tangible assets of approximately $10.9 million as of April 30, 2003. However, at times during the last fiscal year, we were not able to maintain this listing requirement. Consequently, the Nasdaq may notify us if we are not in compliance with this listing requirement, and will then likely require us to demonstrate a plan for establishing compliance with this requirement. If we are unable to demonstrate a satisfactory compliance plan, the Nasdaq may seek to de-list our common stock from the Nasdaq National Market. If we were de-listed from the Nasdaq National Market, we believe we would qualify for listing on the Nasdaq Small Cap Market; however, we cannot assure you that an active trading market will develop for our common stock in that market.

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

Our ability to increase sales and achieve profitability depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our current customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures by competitors. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will continue to experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve profitability also depends on maintaining our current sales levels of streaming video and PC add-in products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of our products could result in product returns or delayed or uncollectable receivables. For example, in the third and fourth quarters of fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $2.7 million which we recorded as reduction of revenues and $1.4 million which we recorded as an increase to our sales return reserve. We also provided for a bad debt allowance in the amount of approximately $2.1 million as of January 31, 2001. Any such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining a significant market for these products.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

During first quarter of fiscal 2004, four customers accounted for more than 10% of net revenues as compared to two customers accounted for more than 10% of net revenues in the same quarter of fiscal 2003. During fiscal 2003, only one of our customers accounted for more than 10% of net revenues as compared to three customers that accounted for more than 10% of net revenues in fiscal 2002 and 2001. In the first quarter of fiscal 2004, one customer in Europe and three customers in Asia accounted for 55% of our total net revenues, as compared to one customer in the U.S. and one customer in Asia that accounted for 35% of our total net revenues in the same quarter of fiscal 2003. In fiscal 2003, one customer in Europe, two customers in the U.S. and two customers in Asia accounted for 47% of our total net revenues, as compared to three customers in the U.S. and one customer in Europe that accounted for 49% of our total net revenues in fiscal 2002, and two customers in the U.S and three customers in Asia that accounted for 55% of our total net revenues in fiscal 2001. Our dependence on a few major customers will likely continue along with other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our financial condition.

If the consumer appliance market fails to expand our business will be harmed.

Since fiscal 2001, we have shifted our core business from board products in the PC add-in market to chipset products in the consumer appliance market, under which our target customers are set-top box and DVD manufacturers. Currently, our sales from chipset products to set-top boxes and advanced DVD players account for a majority of our net revenues. We expect that providing advanced digital media processors to the consumer appliance market will continue to account for a significant portion of our net revenues in the foreseeable future. However, our strategy may not be successful. Given the current economic environment, consumer spending on home entertainment electronics and applications may not increase as we expect and may even decline. If we experience delays in the deployment of digital processors and system solutions in the set-top boxes and advanced DVD players, or we do not successfully market and sell our products to our target manufacturers who incorporate integrated circuits into their systems or products, our business will be harmed.

Our failure to keep pace with technological change will seriously harm our business.

Our success depends, among other things, on our ability to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

Our technological leadership depends on our continued technological advancements , as well as research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

  Compatibility with emerging standards and multiple platforms;

  Improvements to our silicon architecture.

We cannot assure you that we will be able to make these advancements to our REALmagic technology. If we do make these advances, we cannot assure you that we will be able to achieve and maintain technological leadership. Any material failure by us or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of our technology and the introduction and sale of future products based on our technology. We cannot assure you that products or technologies developed by others will not render our technology and the products based on our technology obsolete.

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. During fiscal 2003 and 2002, we wrote down our inventory in the amount of approximately $0.8 million and $1.4 million respectively, because of a continuing decline in demand for certain of our PC- related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. These higher costs could result in downward pressures on our gross margins.

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

  STMicroelectronics;

  Equator Technologies;

  Zoran Corporation;

  LSI Logic/C-Cube;

  ESS Technology;

  Broadcom;

  Cirrus Logic;

  TriMedia Technologies;

  IBM;

  ATI;

  Oak Technology;

  Texas Instruments.

In addition, for some applications, video decoding is done in software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

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

  the impact of the outbreak of severe acute respiratory syndrome, or SARS, upon our revenues and our supply sources for our products; and

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

We obtain some of our components from a single source. In fiscal 2000 we experienced a delay and interruption from our source due to the earthquake in Taiwan in October 1999. We estimate that this event resulted in lost sales of about $2.5 million. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic silicon or our REALmagic multimedia cards currently obtained from a single source, including delays resulting from the outbreak of SARS, could have a material adverse impact on our sales of REALmagic products, and on our business.

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

Our future success depends in large part on the continued service of our key technical, marketing, sales and management personnel. Given the complexity of REALmagic technology, we are dependent on our ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic products. These engineers are required to refine the existing hardware system and application programming interface and to introduce enhancements in future applications. Despite incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth.

We face risks related to intellectual property rights.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-two patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

During the first quarter of fiscal 2004 and 2003, sales to international customers accounted for approximately 88%, and 59% of our total net revenues, respectively. During fiscal 2003, 2002, and 2001, sales to international customers accounted for approximately 67%, 42%, and 65% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations. Further, the economic impact of the outbreak of SARS in this region could adversely affect our revenues and our business as a whole.

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

Critical Accounting Policies

There have been no significant changes to the Company's critical accounting policies so described in the Company's 2003 Form 10K.

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

Interest Rate Sensitivity. At April 30, 2003, we did not hold any short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

At April 30, 2003, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowings outstanding under our $5.0 million and $1.0 million variable interest rate bank lines of credit and utilized $200,000 of a standby letter of credit under the second line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at April 30, 2003, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d- 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls", "reportable conditions" and "material weaknesses". "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions", or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level, the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements, and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECRUTIES AND USE OF PROCEEDS

(c) In a series of closings occurring on March 6, 2003, March 7, 2003 and March 11, 2003, we issued 1,606,644 shares of common stock for an aggregate purchase price of approximately $4.8 million to a group of accredited investors. The issuance of shares described above was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities act of 1933 ("the Act"), as amended. We made no public solicitation in connection with the issuance of the abovementioned securities. We relied on representation from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1* Registration Rights Agreement dated March 6, 2003 by and among Sigma and certain shareholders

99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Previously filed with the Registration Statement on Form S-3 (Registration No. 333-104442) on April 10, 2003.

(b) Reports on Form 8-K

We did not file any Reports on Form 8-K during the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: June 17, 2003

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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

Date: June 17, 2003

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

Date: June 17, 2003

/s/ Kit Tsui

Kit Tsui

Chief Financial Officer and Secretary