Form 10-Q
period 2003-08-02
SIGMA DESIGNS INC
filed 2003-09-16
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 if the Securities Exchange Act of 1934). YES [  ] NO [X]

    As of August 29, 2003 there were 20,321,284 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                          July 31,   January 31,
                                                           2003        2003
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $    20,176  $       755
  Accounts receivable - net..........................       4,041        4,366
  Inventories........................................       3,655        2,472
  Restricted cash....................................      12,000       12,000
  Prepaid expenses & other...........................         295          176
                                                       -----------  -----------
              Total current assets...................      40,167       19,769

Equipment and leasehold improvements, net............       1,159        1,331
Other assets.........................................         288          317
                                                       -----------  -----------
Total................................................ $    41,614  $    21,417
                                                       ===========  ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit................................ $    12,000  $    12,000
  Accounts payable...................................       2,816        1,502
  Accrued liabilities and other......................       1,947        1,681
  Current portion of capital lease obligations.......          20          127
                                                       -----------  -----------
              Total current liabilities..............      16,783       15,310

Other long-term liabilities..........................         290          305

Shareholders' equity:
  Common stock.......................................      85,920       68,295
  Accumulated other comprehensive income.............          30           13
  Accumulated deficit................................     (61,409)     (62,506)
                                                       -----------  -----------
              Total shareholders' equity.............      24,541        5,802
                                                       -----------  -----------
Total................................................ $   $41,614  $   $21,417
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                               Three months ended    Six months ended
                                                   July 31,              July 31,
                                            --------------------  --------------------
                                               2003       2002       2003       2002
                                            ---------  ---------  ---------  ---------
Net revenues............................... $   7,874  $   3,256  $  15,709  $   6,710

Costs and expenses:
   Costs of revenues.......................     2,762      1,869      5,980      3,322
   Research and development................     2,634      1,903      5,074      4,197
   Sales and marketing.....................     1,169      1,030      2,358      2,238
   General and administrative..............       641        861      1,156      1,621
                                            ---------  ---------  ---------  ---------
      Total costs and expenses.............     7,206      5,663     14,568     11,378
                                            ---------  ---------  ---------  ---------
Income (loss) from operations..............       668     (2,407)     1,141     (4,668)
Interest and other income (expense), net...         4       (145)       (34)      (189)
                                            ---------  ---------  ---------  ---------
Income (loss) before income taxes..........       672     (2,552)     1,107     (4,857)
Provision for income taxes.................         1         --         10          2
                                            ---------  ---------  ---------  ---------
Net income (loss).......................... $     671  $  (2,552) $   1,097  $  (4,859)
                                            =========  =========  =========  =========

Net income (loss) per share - basic........ $    0.04  $   (0.16) $    0.06  $   (0.30)
                                            =========  =========  =========  =========
Shares used in computing per
   share amount - basic....................    19,152     16,458     18,390     16,427
                                            =========  =========  =========  =========

Net income (loss) per share  - diluted..... $    0.03  $   (0.16) $    0.05  $   (0.30)
                                            =========  =========  =========  =========
Shares used in computing per
   share amount - diluted..................    22,653     16,458     21,371     16,427
                                            =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Six months ended
                                                              July 31,
                                                       --------------------
                                                          2003       2002
                                                       ---------  ---------
Cash flows from operating activities:
  Net income (loss).................................. $   1,097  $  (4,859)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for) operating
    activities:
    Depreciation and amortization....................       306        288
    Provision for inventory valuation................       343        384
    Provision for bad debts and sales returns........        50         28
    Investment impairment charge.....................        --        172
    Accretion of contributed leasehold improvements..       (41)        --
    Changes in assets and liabilities:
        Accounts receivable..........................       275        307
        Inventories..................................    (1,526)       352
        Prepaid expenses and other...................      (119)       197
        Accounts payable.............................     1,314        467
        Accrued liabilities and other................       280         88
                                                       ---------  ---------

Net cash provided by (used for) operating
activities...........................................     1,979     (2,576)
                                                       ---------  ---------

Cash flows from investing activities:
  Equipment additions................................      (122)      (233)
  Purchases of short-term investments................        --     (2,722)
  Maturity of short-term investments.................        --      1,491
  Other assets.......................................        29       (242)
                                                       ---------  ---------

Net cash used for investing activities...............       (93)    (1,706)
                                                       ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock................    17,625        199
  Repayment of capital lease obligations.............      (107)      (137)
                                                       ---------  ---------

Net cash provided by financing activities............    17,518         62
                                                       ---------  ---------
Effect of exchange rate changes on cash..............        17         (1)
                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalents.    19,421     (4,221)
Cash and cash equivalents, beginning of period.......       755      5,056
                                                       ---------  ---------
Cash and cash equivalents, end of period............. $  20,176  $     835
                                                       =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest............................. $     108  $     144
                                                       =========  =========
  Cash paid for income taxes......................... $       3  $       2
                                                       =========  =========
  Noncash investing and financing activities:
     Contributed leasehold improvements.............. $      12  $      --
                                                       =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2003 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 2003 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2003 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending July 31, 2003 and July 31, 2002, although the second quarter of fiscal 2004 and fiscal 2003 ended on August 2, 2003 and August 3, 2002, respectively.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method for equity instruments issued to employees and non-employees as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Three months ended      Six months ended
                                                       July 31,                July 31,
                                               ----------  ----------  ----------  ----------
                                                   2003        2002        2003       2002
                                               ----------  ----------  ----------  ----------
Stock Option Plans:
------------------
Risk free interest rate.......................       3.44%       3.64%       3.35%       4.56%
Expected volatility...........................        103%        105%        103%        105%
Expected life (in months after vesting).......         20          20          20          19
Expected dividends............................         --          --          --          --

Employee Stock Purchase Plans:
-----------------------------
Risk free interest rate.......................       0.95%       1.75%       0.95%       1.75%
Expected volatility...........................        103%        104%        103%        104%
Expected life (in months).....................          6           6           6           6
Expected dividends............................         --          --          --          --
The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

                                                     Three months ended      Six months ended
                                                         July 31,                July 31,
                                                  ----------  ----------  ----------  ----------
                                                      2003        2002        2003        2002
                                                  ----------  ----------  ----------  ----------
  Net income (loss) as reported:                 $      671  $   (2,552) $    1,097  $   (4,859)
  Stock-based employee compensation expense
    included in reported net income (loss)......         --          --          --          --
  Stock-based employee compensation expense
    determined under fair value based method....       (404)       (287)       (715)       (604)
                                                  ----------  ----------  ----------  ----------
  Pro forma net income (loss)................... $      267  $   (2,839) $      382  $   (5,463)
                                                  ==========  ==========  ==========  ==========

  Basic net income (loss) per share:
    As reported................................. $     0.04  $    (0.16) $     0.06  $    (0.30)
                                                  ==========  ==========  ==========  ==========
    Pro forma................................... $     0.01  $    (0.17) $     0.02  $    (0.33)
                                                  ==========  ==========  ==========  ==========
  Diluted net income (loss) per share:
    As reported................................. $     0.03  $    (0.16) $     0.05  $    (0.30)
                                                  ==========  ==========  ==========  ==========
    Pro forma................................... $     0.01  $    (0.17) $     0.02  $    (0.33)
                                                  ==========  ==========  ==========  ==========
3. Inventories

Inventories consisted of the following (in thousands):

                                       July 31,   January 31,
                                        2003         2003
                                     -----------  ----------
Raw materials ..................... $     1,262  $      648
Work in process ...................         598         515
Finished goods ....................       1,795       1,309
                                     -----------  ----------
Inventories ....................... $     3,655  $    2,472
                                     ===========  ==========

4. Lines of Credit

As of July 31, 2003, the Company had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2003, bears interest at Term Deposit rate (0.55% at July 31, 2003) plus 0.65%, and is primarily collateralized by funds on deposit in accounts that have been assigned to the lender and are included in the Company's condensed consolidated balance sheet at July 31, 2003 as restricted cash. The restricted cash balance of $12.0 million is not available to fund operations, as it is held by the bank as collateral for the line of credit in an equal amount.

The Company also has a $5.0 million bank line of credit under which the Company had availability to draw down approximately $1.0 million as of July 31, 2003. The line of credit will expire in October 2003 and is primarily collateralized by the Company's accounts receivable. As of July 31, 2003, the Company had utilized $200,000 under this second line of credit in connection with a standby letter of credit. In addition, the Company has a bank line of credit of $1.0 million that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are subject to certain conditions. As of July 31, 2003, while the Company has utilized $200,000 in connection with a standby letter of credit, the Company had no borrowings actually outstanding under the Company's $5.0 million and $1.0 million lines of credit. The lines of credit contain certain covenants that, among other things, require the Company to maintain certain levels of tangible net worth plus subordinated debt based on the Company's projected operating results. On July 31, 2003, the Company was required to maintain tangible net worth of at least $16.9 million. As of that date, the Company was in compliance with this covenant.

5. Investment Impairment Charge

During the quarter ended April 30, 2002, the Company recorded an impairment charge of $30,000, which was related to a joint venture partnership. During the quarter ended July 31, 2002 the Company recorded an impairment charge of $142,000 to completely eliminate the carrying amount of its investment in a closely-held technology company, due to continued weakness in the software development industry. The Company's ownership interest in this investment is less than 6%.

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

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands except per share data):

                                           Three months ended    Six months ended
                                                July 31,              July 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Numerator:

Net income (loss)...................... $     671  $  (2,552) $   1,097  $  (4,859)
                                         =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding.........................    19,152     16,458     18,390     16,427
                                         ---------  ---------  ---------  ---------
Shares used in computation, basic......    19,152     16,458     18,390     16,427
                                         ---------  ---------  ---------  ---------
Effect of dilutive securities:
Stock options..........................     3,501         --      2,981         --
                                         ---------  ---------  ---------  ---------
Shares used in computation, diluted....    22,653     16,458     21,371     16,427
                                         =========  =========  =========  =========
Net Income (loss) per share:
  Basic ............................... $    0.04  $   (0.16) $    0.06  $   (0.30)
                                         =========  =========  =========  =========

  Diluted ............................. $    0.03  $   (0.16) $    0.05  $   (0.30)
                                         =========  =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                           Three months ended    Six months ended
                                                July 31,              July 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Stock options..........................        --      4,165         --      4,165

7. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

                                          Three months ended    Six months ended
                                                July 31,              July 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $     671  $  (2,552) $   1,097  $  (4,859)
Other comprehensive income (loss)
   - net unrealized loss on
      short-term investments...........        --         (4)        --         (9)
   - cumulative translation
      adjustment.......................         5         34         17         (1)
                                         ---------  ---------  ---------  ---------
Total comprehensive income (loss)...... $     676  $  (2,522) $   1,114  $  (4,869)
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

9. Recently Issued Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation until it is required to do so; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the anticipated renewal of our lines of credit on similar terms) and statements regarding our anticipated revenues from our board and chipset products to OEM and international customers in the commercial streaming video market, consumer appliance market and PC add-in market, and gross margins, sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2003 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $671,000, or $0.04 per basic share and $ 0.03 per diluted share on net revenues of $7,874,000 for the quarter ended July 31, 2003, compared to a net loss of $2,552,000, or $0.16 per basic and diluted share on net revenues of $3,256,000 for the same quarter in the prior year. For the six months ended July 31, 2003, we reported net income of $1,097,000, or $0.06 per basic share and $ 0.05 per diluted share on net revenues of $15,709,000, compared to a net loss of $4,859,000, or $0.30 per basic and diluted share on net revenues of $6,710,000 for the same period in the prior year.

Net Revenues. Net revenues for the second quarter and first half of fiscal 2004 increased 142% and 134%, respectively, as compared to the same periods last year. These increases in net revenues are primarily attributable to increased sales of MPEG chipset products for advanced DVD players and IP video set-top boxes, partially offset by a decline in sales of MPEG board products.

The following table sets forth our net revenues in each product group (in thousands):

                                        Three months ended   Six months ended
                                             July 31,             July 31,
                                       ------------------   ------------------
                                         2003      2002       2003      2002
                                       --------  --------   --------  --------
 Boards.............................. $    752  $  1,778   $  1,481  $  3,159
 Chipsets............................    6,444     1,497     13,346     3,241
 Other...............................      678       (19)       882       310
                                       --------  --------   --------  --------
Total net revenues................... $  7,874  $  3,256   $ 15,709  $  6,710
                                       ========  ========   ========  ========
Sales of MPEG board products for the second quarter of fiscal 2004 decreased 58% to $752,000 as compared to $1,778,000 for the corresponding period in the prior year. MPEG board product net revenues for the first half of fiscal 2004 decreased 53% to $1,481,000, as compared to $3,159,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the second quarter of fiscal 2004 increased 330% to $6,444,000, as compared to $1,497,000 for the same period last year. MPEG chipset net revenues for the first half of fiscal 2004 increased 312% to $13,346,000, as compared to $3,241,000 for the same period last year. Sales of other products for the second quarter of fiscal 2004 increased to $678,000 as compared to $(19,000) for the corresponding period in the prior year. Other net revenues for the first half of fiscal 2004 increased 185% to $882,000, as compared to $310,000 for the same period last year. Sales of MPEG boards and chipsets together represented 91% and 101% of net revenues for the quarters ended July 31, 2003 and July 31, 2002, respectively. Other products represented 9% and (1%) of net revenues for the quarters ended July 31, 2003 and July 31, 2002, respectively. For the six months ended July 31, 2003, MPEG boards and chipsets represented 94% of net revenues, and other products represented 6% of net revenues. For the six months ended July 31, 2002, MPEG boards and chipsets represented 95% of net revenues, and other products represented 5% of net revenues.

The decrease in net revenues from MPEG board products for the three months and six months ended July 31, 2003 compared to the same periods last year is mainly attributable to our decision to focus on chipset products in all markets instead of board level products. As a result, certain of our board level customers in the commercial streaming video market were converted into chipset customers. In addition, the demand for our MPEG board products in the PC add-in market has continually declined. We expect our revenues from board products to be relatively insignificant in future periods. The significant increase in net revenues from MPEG chipsets for the three months and six months ended July 31, 2003 compared to the same periods last year is largely due to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. We expect that net revenues from chipset products will fluctuate in the future, due to the chipset products which are primarily sold to the consumer appliance market which still remains in an emerging phase. The "Other" category primarily includes any revenue from Netstream consoles for the commercial streaming video market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The increase in net revenues from other products for the three months and six months ended July 31, 2003 compared to the same periods last year is primarily attributable to the increase of development fees in the quarter ended July 31, 2003, and a reversal of $224,000 of unbilled development revenue in the quarter ended July 31, 2002. Revenues from the change in method was due to extensions in development schedules that subsequently arose, and resulted in the reversal of unbilled development revenue in the quarter ended July 31, 2002 which had been previously recorded in fiscal 2002. Development fees totaled approximately $502,000 and $546,000 for the three months and six months ended July 31, 2003 as compared to $(171,000) and $82,000 for the same periods of prior year. We expect that net revenues from other products will continue to fluctuate. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively.

The following table sets forth our net revenues by market segment (in thousands):

                                        Three months ended   Six months ended
                                             July 31,             July 31,
                                       ------------------   ------------------
                                         2003      2002       2003      2002
                                       --------  --------   --------  --------
 Commercial streaming video market... $    451  $    792   $    791  $  1,511
 Consumer appliance market...........    6,639     1,588     13,621     3,384
 PC add-in market....................      227       916        650     1,602
 Other markets.......................      557       (40)       647       213
                                       --------  --------   --------  --------
Total net revenues................... $  7,874  $  3,256   $ 15,709  $  6,710
                                       ========  ========   ========  ========

For the three months ended July 31, 2003, revenues from sales of our products to the commercial streaming video market decreased 43% to $451,000, compared to $792,000 for the same quarter of last year. Revenues from sales of our products to the consumer appliance market increased 318% to $6,639,000, from $1,588,000 for the same quarter of last year. Revenues from sales of our products to the PC add-in market decreased 75% to $227,000, compared to $916,000 for the same quarter of last year. Revenue from sales of our products to other markets increased to $557,000, compared to $(40,000) for the same quarter of last year. For the six months ended July 31, 2003, revenues from sales of our products to the commercial streaming video market decreased 48% to $791,000, from $1,511,000 for the same period of last year. Revenues from sales of our products to the consumer appliance market increased 303% to $13,621,000, compared to $3,384,000 for the same period of last year. Revenues from sales of our products to the PC add-in market decreased 59% to $650,000 compared to $1,602,000 for the same period of last year. Revenue from sales of our products to other markets increased 204% to $647,000, compared to $213,000 for the same period of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the second quarter and first six months of fiscal 2004 as compared to the same periods of fiscal 2003 is mainly attributable to the conversion of board level customers in commercial applications to chip level customers, thereby reducing the selling price from boards to chipsets per unit substantially. We expect our revenues from the commercial streaming video market to continue to fluctuate primarily due to the project-oriented nature of sales of our products to our corporate streaming video market. The significant increase in revenues from sales of our products to the consumer appliance market in the second quarter and six months of fiscal 2004 as compared to the same periods of fiscal 2003 is attributable to increased sales of our MPEG chipsets to IP video set-top box and DVD player manufacturers. The consumer appliance market still remains in an emerging phase and we expect revenues will fluctuate in the future. The decrease in revenues from sales of our products to the PC add-in market in the second quarter and first six months of fiscal 2004 as compared to the same periods of fiscal 2003 is due the continuing decline in the demand for PC add-in products, which represents a relatively insignificant portion of our business at this point in time, and our decision to focus on the chipset products in the video-on-demand and consumer appliance market instead of the board products in the PC add-in market. We expect our revenues from the PC add-in market to be relatively insignificant in future periods. The category "Other markets" in the above table consists of engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The overall increase in net revenues from other markets in the second quarter and first six months of fiscal 2004 as compared to the same periods in fiscal 2003 is mainly attributable to increased development fees under agreements relating to the development for customization of certain MPEG decoding chip technology.

The following table sets forth our net revenues by geographic region (in thousands):

                                        Three months ended   Six months ended
                                             July 31,             July 31,
                                       ------------------   ------------------
                                         2003      2002       2003      2002
                                       --------  --------   --------  --------
 North America....................... $  1,242  $  1,141   $  2,179  $  2,560
 Asia & Other regions................    4,962     1,532     10,038     2,787
 Europe..............................    1,670       583      3,492     1,363
                                       --------  --------   --------  --------
Total net revenues................... $  7,874  $  3,256   $ 15,709  $  6,710
                                       ========  ========   ========  ========

Revenues from North America represented 16% of net revenues for the quarter and 14% for the six months ended July 31, 2003, respectively as compared with 35% and 38% in the comparable periods of the prior year. Our international sales represented 84% of net revenues for the quarter and 86% for the six months ended July 31, 2003, respectively, as compared with 65% and 62% in the comparable periods of the prior year.

North America revenues increased 9% to $1,242,000 for the three months ended July 31, 2003 compared to $1,141,000 for the three months ended July 31, 2002, and decreased 15% to $2,179,000 for the six months ended July 31, 2003 compared to $2,560,000 for the six months ended July 31, 2002. The increase for the three months ended July 31, 2003 is largely due to the increased development fees under agreements relating to the development for customization of certain MPEG decoding chip technology. The decrease for the six months ended July 31, 2003 is largely due to the decreased sales of our board products in the commercial streaming video market and PC add-in market. Total international revenues for the three months ended July 31, 2003 increased 214% to $6,632,000 from $2,115,000 for the three months ended July 31, 2002. Total international revenues for the six months ended July 31, 2003 increased 226% to $13,530,000 from $4,150,000 for the six months ended July 31, 2002. The significant increases in revenues from international sales for the quarter and six months ended July 31, 2003 are primarily attributable to the increased sales of our chipset products in IP video set top boxes and DVD players for the consumer appliance market. Our international sales have recently increased significantly, and now account for a substantial portion of our total net revenues. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Our Asia revenues in fiscal 2004 were derived predominantly from customers in Taiwan, China, Hong Kong and Korea. Revenues generated from Taiwan, China, Hong Kong and Korea, respectively, for the quarter ended July 31, 2003 accounted for 17%, 14%, 13% and 14% of our total net revenues, respectively, as compared to 8%, 6%, 5% and 2% for the quarter ended July 31, 2002. Revenues generated from Taiwan, China, Hong Kong and Korea, respectively, for the six months ended July 31, 2003 accounted for 18%, 12%, 16% and 12% of our total net revenues, respectively, as compared to 5%, 6%, 6% and 2% for the six months ended July 31, 2002. Our European revenues in fiscal 2004 were derived predominantly from customers in Hungary and Denmark. Revenues generated from Hungary and Denmark for the quarter ended July 31, 2003 accounted for 11% and 3% of our total net revenues, respectively as compared to 4% and 3%, respectively for the quarter ended July 31, 2002. Revenues generated from Hungary and Denmark for the six months ended July 31, 2003 accounted for 7% and 10% of our total net revenues, respectively as compared to 5% and 1%, respectively for the six months ended July 31, 2002.

No sales to U.S. customers accounted for more than 10% of total revenues for the quarter and six months ended July 31, 2003 as compared to sales to two U.S. customers which accounted for approximately 26% of total net revenues for the quarter ended July 31, 2002 and one U.S. customer which accounted for approximately 15% of total net revenues for the six months ended July 31, 2002. Sales to one international customer accounted for 11% of our total revenue during the second quarter of fiscal 2004, as compared with sales to one international customer which accounted for approximately 13% of total net revenues for the same quarter of fiscal 2003. Sales to one international customer accounted for 10% of our total revenue during the first half of fiscal 2004, as compared with sales to one international customer which accounted for approximately 15% of total net revenues for the same period of fiscal 2003.

Gross Margin. Our gross margins as a percentage of total net revenues for the quarter and six months ended July 31, 2003 were 65% and 62%, respectively as compared to 43% and 51%, respectively during the same periods last year. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, the introduction and sales of our new higher-margin MPEG-4 chipset products and increased development fees. In addition, the provisions for inventory obsolescence which were included in cost of revenues decreased to $193,000 and $343,000 in the second quarter and first half of fiscal 2004, respectively, as compared to $204,000 and $384,000 in the second quarter and first half of fiscal 2003, respectively. Costs related to support service revenues and development revenues were included in sales and marketing expense, and research and development expenses, respectively. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, our costs, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses increased by $139,000 or 13%, during the second quarter of fiscal 2004, and increased by $120,000, or 5% during the first half of fiscal 2004, as compared to the same periods in fiscal 2003. The overall increase in sales and marketing expenses compared to last year resulted from additional staffing and costs associated with revenue growth. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $731,000, or 38%, during the second quarter of fiscal 2004, and increased by $877,000, or 21% during the first half of fiscal 2004, as compared to the same periods in fiscal 2003. These increases in research and development expenses compared to last year resulted from the increased expenses related to product development and additions of engineering staff. As a result of the continuing efforts in the development of our proprietary MPEG based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses decreased by $220,000, or 26%, during the second quarter of fiscal 2004, and decreased by $465,000, or 29%, during the first half of fiscal 2004 as compared to the same periods in fiscal 2003. The decrease in the first half of fiscal 2004 was mainly attributable to the recovery of approximately $200,000 of bad debt expense in the first quarter of fiscal 2004. Excluding the recovery of bad debt expense, general and administrative expenses decreased by $265,000, or 16% in the first half of fiscal 2004 as compared to the same period of fiscal 2003. These decreases in general and administrative expenses in the second quarter and first half of fiscal 2004 were largely due to the reduction of various professional services. We expect our general and administrative expenses to increase in future periods in absolute dollars due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $20.2 million, an increase of $19.4 million compared with $0.8 million at January 31, 2003. This increase resulted from net proceeds of $4.5 million from the issuance of 1,606,644 shares of our common stock in a private placement to certain institutional investors, corporate partners, and management in March 2003, $11.8 million from the issuance of 1,450,000 shares of our common stock in a private placement to an institutional investor in the second quarter of fiscal 2004, $1.3 million from the exercise of stock options by employees, and $2.0 million generated from operating activities, partially offset by $0.1 million of additions of the fixed assets and $0.1 million of capital lease repayments.

A summary of contractual obligations, which consist entirely of lease obligations as of July 31, 2003, is as follows (in thousands):

Contractual Obligations                 Total      Capital    Operating
Payments Due by Period                              Leases      Leases
-------------------------------      -----------  ----------  ----------
1 year or less..................... $       609  $       18  $      591
1-3 years..........................       1,238           2       1,236
4-5 years..........................         755          --         755
                                     -----------  ----------  ----------
Total.............................. $     2,602  $       20  $    2,582
                                     ===========  ==========  ==========

As of July 31, 2003, we had $12.0 million outstanding under a $12.0 million bank revolving line of credit that expires in October 2003, bearing interest at Term Deposit rate (0.55% at July 31, 2003) plus 0.65%, and primarily collateralized by funds on deposit in accounts that have been assigned to the lender and included in our consolidated balance sheet at July 31, 2003 as restricted cash. The restricted cash balance of $12.0 million is not available to fund operations, as it is held by the bank as collateral for the line of credit. We also have a $5.0 million line of credit with the same bank under which we had availability to draw down approximately $1.0 million as of July 31, 2003. The line of credit will expire in October 2003 and is primarily collateralized by our accounts receivable. As of July 31, 2003, we have utilized $200,000 under this second line of credit in connection with a standby letter of credit. In addition, we have a $1.0 million line of credit with the same bank of that expires in October 2003, which is secured by substantially all the Company's assets. Borrowings under this arrangement are subject to certain conditions. As of July 31, 2003, while we have utilized $200,000 in connection with a standby letter of credit, we had no borrowings actually outstanding under our $5.0 million and $1.0 million lines of credit. The lines of credit contain certain covenants that, among other things, require us to maintain certain levels of tangible net worth plus subordinated debt based on our projected operating results. At July 31, 2003, we were required to maintain tangible net worth of at least $16.9 million. As of that date, we were in compliance with this covenant. We expect to renew these lines of credit on similar terms upon their expiration in October 2003.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the six months ended July 31, 2003, it is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents and short-term investments, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet anticipated working capital requirements and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements to renew those lines of credit upon their expirations, and maintain the availability of funds under these agreements.

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

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through July 31, 2003, our total accumulated deficit is $61,409,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

Marketing risks and volatility of OEM customer sales and resale distribution may harm our business.

Our ability to increase sales and achieve continued profitability depends substantially on our ability to achieve a sustained high level of sales to new OEM customers. We have not executed volume purchase agreements with any of our current customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures by competitors. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will continue to experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

Our ability to achieve continued profitability also depends on maintaining our current sales levels of streaming video products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell- through of our products could result in product returns or delayed or uncollectable receivables. For example, in the third and fourth quarters of fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $2.7 million which we recorded as a reduction of revenues and $1.4 million which we recorded as an increase to our sales return reserve. We also provided for a bad debt allowance in the amount of approximately $2.1 million as of January 31, 2001. Any such returns and uncollectable receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining significant customers for these products.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

In the second quarter of fiscal 2004, one customer in Europe accounted for 11% of our total net revenues, and two customers in North America and one customer in Asia accounted for 38% of our total net revenues in the same quarter of fiscal 2003. For the first half of fiscal 2004, one customer in Asia accounted for 10% of our total net revenues, and one customer in North America and one customer in Asia accounted for 31% of our total net revenues in the same period of fiscal 2003. In fiscal 2003, one customer in Europe, two customers in North America and two customers in Asia accounted for 47% of our total net revenues, and three customers in North America and one customer in Europe accounted for 49% of our total net revenues in fiscal 2002, and two customers in North America and three customers in Asia accounted for 55% of our total net revenues in fiscal 2001. Our dependence on a few major customers will likely continue along with other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our financial condition.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be harmed.

Our amended and restated business loan agreement with our bank, dated November 1, 2002, is comprised of three lines of credit which allow for borrowings of $12.0 million, $5.0 million and $1.0 million, respectively. Under the line of credit agreements, which expire in October 2003, we are subject to certain covenants that, among other things, require us to maintain tangible net worth of at least $16.9 million as of July 31, 2003. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need a waiver for future periods and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the notes when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business.

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

    STMicroelectronics;

    Equator Technologies;

    Zoran Corporation;

    LSI Logic/C-Cube;

    ESS Technology;

    Broadcom;

    Cirrus Logic;

    TriMedia Technologies;

    IBM;

    ATI;

    Texas Instruments.

In addition, for some applications, video decoding is done in software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have been unique to Sigma Designs, such as MPEG-4 decoding, which was just announced by ESS Technology. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments, as a result of the introduction of competitive products with similar features.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on our REALmagic products by investing heavily in MPEG technology. We have made substantial investments in product development based on the latest MPEG technology, MPEG-4. Though MPEG-4 has gained some market acceptance, there is increasing competition from Microsoft's WMT and the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not take the lead with these new technologies.

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

  the effect of terrorist attacks and any related conflicts or similar events worldwide;

  availability of third-party manufacturing capacity for production of certain of our products;

  the impact of a recurrence of severe acute respiratory syndrome, or SARS, upon our revenues and our supply sources for our products; and

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

Our technological leadership depends on our continued technological advancements, as well as research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

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

Our international operations are subject to certain risks.

During the second quarter of fiscal 2004 and 2003, sales to international customers accounted for approximately 84%, and 65% of our total net revenues, respectively. Our international sales represented 86% and 62% for the six months ended July 31, 2003 and July 31, 2002, respectively. During fiscal 2003, 2002, and 2001, sales to international customers accounted for approximately 67%, 42%, and 65% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations. Further, the economic impact of a recurrence of SARS in this region could adversely affect our revenues and our business as a whole.

If we are unable to maintain our listing on the Nasdaq National Market, the liquidity of our common stock could be seriously impaired.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that we must hold net tangible assets, or total assets less total liabilities, of at least $10.0 million. We held net tangible assets of approximately $24.5 million as of July 31, 2003. However, at times during the last fiscal year, we were not able to maintain this listing requirement. Consequently, the Nasdaq may notify us if we are not in compliance with this listing requirement, and will then likely require us to demonstrate a plan for establishing compliance with this requirement. If we are unable to demonstrate a satisfactory compliance plan, the Nasdaq may seek to de-list our common stock from the Nasdaq National Market. If we were de-listed from the Nasdaq National Market, we believe we would qualify for listing on the Nasdaq Small Cap Market; however, we cannot assure you that an active trading market will develop for our common stock in that market.

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

We obtain some of our components from a single source. In fiscal 2000 we experienced a delay and interruption from our source due to the earthquake in Taiwan in October 1999. We estimate that this event resulted in lost sales of about $2.5 million. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic silicon or our REALmagic multimedia cards currently obtained from a single source, including delays resulting from a recurrance of SARS, could have a material adverse impact on our sales of REALmagic products, and on our business.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-four patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

Our stock price is volatile.

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

Interest Rate Sensitivity. At July 31, 2003, we did not hold any short-term investments.

At July 31, 2003, we had $12.0 million outstanding under a $12.0 million variable interest rate bank line of credit, no borrowings outstanding under our $5.0 million and $1.0 million variable interest rate bank lines of credit and utilized $200,000 of a standby letter of credit under the second line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at July 31, 2003, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECRUTIES AND USE OF PROCEEDS

(c) In a series of closings occurring in March 6, 2003, March 7, 2003 and March 11, 2003, we issued 1,606,644 shares of common stock for an aggregate purchase price of approximately $4.8 million to a group of accredited investors. In a series of closings occurring on June 25, 2003, and July 8, 2003, we issued 1,450,000 shares of common stock for an aggregate purchase price of approximately $12.2 million to a single accredited investor. The issuances of shares described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities act of 1933 ("the Act"), as amended. We made no public solicitation in connection with the issuances of the abovementioned securities. We relied on representation from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 27, 2003, we distributed our Definitive Proxy Statement and Proxy to each of our stockholders of record as of April 21, 2003, for our Annual Meeting of Stockholders held June 20, 2003. At our Annual Meeting of Stockholders, our stockholders were asked to consider three proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and were then serving as our directors. The nominees of our Board, all of whom were elected, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	15,951,346	280,739	0	0
Willian J. Almon	16,158,391	73,694	0	0
Julien Nguyen	15,535,067	697,018	0	0
Lung C. Tsai	16,164,136	67,949	0	0

The second proposal involved the approval of the 2003 Director Stock Option Plan and the reservation of 200,000 shares of Common Stock for issuance thereunder. The proposal was approved. The results were as follows:

For:	15,223,512
Against:	308,998
Abstained:	699,575

The third proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2004. The proposal was approved. The results were as follows:

For:	16,202,204
Against:	25,946
Abstained:	3,935

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K

(a)	Exhibits
4.1* Registration Rights Agreement dated June 24, 2003 by and between Sigma and a shareholder.

4.2* Amendment No. 1 to Registration Rights Agreement dated July 2, 2003 by and between Sigma and a shareholder.

31.1 Certification of the President and Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer and Secretary under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Registration Statement on Form S-3 (Registration No. 333-107080) on July 16, 2003.

(b)	Reports on Form 8-K
On May 27, 2003, we filed a Current Report on Form 8-K dated May 27, 2003 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months ended April 30, 2003. In accordance with SEC Release No. 33-8216, this information, intended to be furnished under "Item 12. Results of Operations and Financial Condition," was instead furnished under "Item 9. Regulation FD Disclosure."

On July 7, 2003, we filed a Current Report on Form 8-K dated June 25, 2003, to file our press release announcing the sale of 1.3 million shares of our common stock through a private placement.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2003	SIGMA DESIGNS, INC.
(Registrant)

	By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)