Form 10-Q
period 2003-11-01
SIGMA DESIGNS INC
filed 2003-12-16
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 if the Securities Exchange Act of 1934). YES [  ] NO [X]

    As of November 28, 2003 there were 20,491,201 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                        October 31, January 31,
                                                           2003        2003
                                                       -----------  -----------
                        Assets

Current assets:
  Cash and cash equivalents.......................... $    18,967  $       755
  Accounts receivable - net..........................       4,762        4,366
  Inventories........................................       2,986        2,472
  Restricted cash....................................          --       12,000
  Prepaid expenses & other...........................         359          176
                                                       -----------  -----------
              Total current assets...................      27,074       19,769

Equipment and leasehold improvements, net............       1,070        1,331
Long-term investments................................       1,050           --
Other assets.........................................          96          317
                                                       -----------  -----------
Total................................................ $    29,290  $    21,417
                                                       ===========  ===========
          Liabilities and shareholders' equity

Current liabilities:
  Bank line of credit................................ $        --  $    12,000
  Accounts payable...................................       1,388        1,502
  Accrued liabilities and other......................       2,337        1,681
  Current portion of capital lease obligations.......           6          127
                                                       -----------  -----------
              Total current liabilities..............       3,731       15,310

Other long-term liabilities..........................         276          305

Shareholders' equity:
  Common stock.......................................      86,511       68,295
  Accumulated other comprehensive income.............          32           13
  Accumulated deficit................................     (61,260)     (62,506)
                                                       -----------  -----------
              Total shareholders' equity.............      25,283        5,802
                                                       -----------  -----------
Total................................................ $   $29,290  $   $21,417
                                                       ===========  ===========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                             Three months ended    Nine months ended
                                                  October 31,           October 31,
                                            --------------------  --------------------
                                               2003       2002       2003      2002
                                            ---------  ---------  ---------  ---------
Net revenues.............................. $   7,470  $   4,720  $  23,179  $  11,430

Costs and expenses:
   Costs of revenues......................     2,868      2,038      8,848      5,360
   Research and development...............     2,512      1,821      7,586      6,018
   Sales and marketing....................     1,225      1,086      3,583      3,324
   General and administrative.............       731        659      1,887      2,280
                                            ---------  ---------  ---------  ---------
      Total costs and expenses............     7,336      5,604     21,904     16,982
                                            ---------  ---------  ---------  ---------
Income (loss) from operations.............       134       (884)     1,275     (5,552)
Interest and other income (expense), net..        15        (24)       (19)      (213)
                                            ---------  ---------  ---------  ---------
Income (loss) before income taxes.........       149       (908)     1,256     (5,765)
Provision (benefit) for income taxes......        --        (37)        10        (35)
                                            ---------  ---------  ---------  ---------
Net income (loss)......................... $     149  $    (871) $   1,246  $  (5,730)
                                            =========  =========  =========  =========

Net income (loss) per share - basic....... $    0.01  $   (0.05) $    0.07  $   (0.35)
                                            =========  =========  =========  =========
Shares used in computing per
   share amount - basic...................    20,402     16,508     19,060     16,454
                                            =========  =========  =========  =========

Net income (loss) per share  - diluted.... $    0.01  $   (0.05) $    0.06  $   (0.35)
                                            =========  =========  =========  =========
Shares used in computing per
   share amount - diluted.................    23,533     16,508     22,092     16,454
                                            =========  =========  =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                              Nine months ended
                                                                  October 31,
                                                             --------------------
                                                               2003       2002
                                                             ---------  ---------
Cash flows from operating activities:
  Net income (loss)....................................... $   1,246  $  (5,730)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Depreciation and amortization.........................       448        431
    Provision for inventory valuation.....................       497        565
    Provision (benefit) for bad debts and sales returns...      (135)        45
    Investment impairment charge..........................        --        172
    Accretion of contributed leasehold improvements.......       (62)        (7)
    Changes in assets and liabilities:
        Accounts receivable...............................      (261)      (493)
        Inventories.......................................    (1,011)       127
        Prepaid expenses and other........................      (183)      (103)
        Accounts payable..................................      (114)     1,331
        Accrued liabilities and other.....................       677        366
                                                            ---------  ---------

Net cash provided by (used for) operating activities......     1,102     (3,296)
                                                            ---------  ---------

Cash flows from investing activities:
  Equipment additions.....................................      (175)      (529)
  Purchases of short-term investments.....................        --     (3,473)
  Maturity of short-term investments......................        --      3,568
  Other assets............................................      (829)      (286)
                                                            ---------  ---------

Net cash used for investing activities....................    (1,004)      (720)
                                                            ---------  ---------

Cash flows from financing activities:
  Proceeds from sales of common stock.....................    18,216        213
  Repayment of capital lease obligations..................      (121)      (186)
                                                            ---------  ---------

Net cash provided by financing activities.................    18,095         27
                                                            ---------  ---------
Effect of exchange rate changes on cash...................        19         (1)
                                                            ---------  ---------
Net increase (decrease) in cash and cash equivalents......    18,212     (3,990)
Cash and cash equivalents, beginning of period............       755      5,056
                                                            ---------  ---------
Cash and cash equivalents, end of period.................. $  18,967  $   1,066
                                                            =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.................................. $     131  $     210
                                                            =========  =========
  Cash paid for income taxes.............................. $       3  $       2
                                                            =========  =========
  Noncash investing and financing activities:
     Restricted cash balance offset against
       line of credit borrowings.......................... $  12,000  $      --
                                                            =========  =========
     Contributed leasehold improvements................... $      12  $     400
                                                            =========  =========

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2003 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 2003 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2003 and notes thereto included in the Form 10-K Annual Report, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending October 31, 2003 and October 31, 2002, although the third quarter of fiscal 2004 and fiscal 2003 ended on November 1, 2003 and November 2, 2002, respectively.

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

                                               Three months ended        Nine months ended
                                                   October 31,               October 31,
                                            ------------  ----------  ----------  ----------
                                                 2003         2002        2003       2002
                                            ------------  ----------  ----------  ----------
  Stock Option Plans:
  ------------------
  Risk free interest rate.................         3.28%       2.69%       2.89%       3.10%
  Expected volatility.....................          102%        104%        103%        105%
  Expected life (in months after vesting).           21          21          20          19
  Expected dividends......................           --          --          --          --

  Employee Stock Purchase Plans:
  -----------------------------
  Risk free interest rate.................         0.95%       1.75%       0.95%       1.75%
  Expected volatility.....................          103%        104%        103%        104%
  Expected life (in months)...............            6           6           6           6
  Expected dividends......................           --          --          --          --
The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

                                                   Three months ended        Nine months ended
                                                       October 31,               October 31,
                                                ------------  ----------  ----------  ----------
                                                     2003         2002        2003        2002
                                                ------------  ----------  ----------  ----------
  Net income (loss) as reported:               $        149  $     (871) $    1,246  $   (5,730)
  Stock-based employee compensation expense
    included in reported net income (loss)....           --          --          --          --
  Stock-based employee compensation expense
    determined under fair value based method..         (368)       (293)     (1,083)       (897)
                                                ------------  ----------  ----------  ----------
  Pro forma net income (loss)................. $       (219) $   (1,164) $      163  $   (6,627)
                                                ============  ==========  ==========  ==========

  Basic net income (loss) per share:
    As reported............................... $       0.01  $    (0.05) $     0.07  $    (0.35)
                                                ============  ==========  ==========  ==========
    Pro forma................................. $      (0.01) $    (0.07) $     0.01  $    (0.40)
                                                ============  ==========  ==========  ==========
  Diluted net income (loss) per share:
    As reported............................... $       0.01  $    (0.05) $     0.06  $    (0.35)
                                                ============  ==========  ==========  ==========
    Pro forma................................. $      (0.01) $    (0.07) $     0.01  $    (0.40)
                                                ============  ==========  ==========  ==========
3. Inventories

Inventories consisted of the following (in thousands):

                                             October 31,   January 31,
                                                2003          2003
                                           -------------  ------------
  Raw materials ......................... $       1,219  $        648
  Work in process .......................           542           515
  Finished goods ........................         1,225         1,309
                                           -------------  ------------
  Inventories ........................... $       2,986  $      2,472
                                           =============  ============

4. Lines of Credit

On October 31, 2003, the Company entered into an amended and restated revolving line of credit, expiring in October 2004, under which the Company can draw down a maximum of $12.0 million that would be primarily collateralized by funds drawn-down on deposit in accounts that would be assigned to the lender and would be included in the Company's condensed consolidated balance sheet as restricted cash. Such cash would not be available to fund operations.

The Company also has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.4 million as of October 31, 2003. The line of credit will expire in October 2004 and is primarily collateralized by the Company's accounts receivable. In addition, the Company has a second bank line of credit of $3.0 million that expires in October 2004, which line is secured by substantially all the Company's assets. The entire $3.0 million is available for borrowing.

As of October 31, 2003, the Company had no borrowings outstanding under all lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants. As of October 31, 2003, the Company was in compliance with these covenants.

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

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands except per share data):

                                           Three months ended    Nine months ended
                                                October 31,           October 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Numerator:

Net income (loss)...................... $     149  $    (871) $   1,246  $  (5,730)
                                         =========  =========  =========  =========

Denominator:
Weighted average common shares
   outstanding.........................    20,402     16,508     19,060     16,454
                                         ---------  ---------  ---------  ---------
Shares used in computation, basic......    20,402     16,508     19,060     16,454
                                         =========  =========  =========  =========
Effect of dilutive securities:
Stock options..........................     3,131         --      3,032         --
                                         ---------  ---------  ---------  ---------
Shares used in computation, diluted....    23,533     16,508     22,092     16,454
                                         =========  =========  =========  =========
Net Income (loss) per share:
  Basic ............................... $    0.01  $   (0.05) $    0.07  $   (0.35)
                                         =========  =========  =========  =========

  Diluted ............................. $    0.01  $   (0.05) $    0.06  $   (0.35)
                                         =========  =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

                                            Three months ended    Nine months ended
                                                October 31,           October 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Stock options..........................    20,000      4,715     20,000      4,715

7. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive net income (loss) is as follows (in thousands):

                                           Three months ended    Nine months ended
                                                October 31,           October 31,
                                         --------------------  --------------------
                                            2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $     149  $    (871) $   1,246  $  (5,730)
Other comprehensive income (loss)
   - net unrealized loss on
      short-term investments...........        --         (3)        --        (12)
   - cumulative translation
      adjustment.......................         2         --         19         (1)
                                         ---------  ---------  ---------  ---------
Total comprehensive income (loss)...... $     151  $    (874) $   1,265  $  (5,743)
                                         =========  =========  =========  =========

8. Related Party Transaction

During the quarter ended October 31, 2003, the Company invested approximately $1.0 million in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM is less than 7% and is accounted for using the cost method. One of the Company's customers is a contract manufacturer that manufactures video equipment for the OEM. Revenues from product sales to this customer totaled $0.02 million and $1.4 million for the three and nine-month periods ended October 31, 2003, respectively, and $0.5 million for the three and nine month periods ended October 31, 2002. A portion of the Company's products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

9. Segment Disclosure

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

10. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total revenues for the three months and nine months ended October 31, 2003 as compared to sales to one U.S. customer which accounted for approximately 14% of total net revenues for the three months ended October 31, 2002 and one U.S. customer which accounted for approximately 12% of total net revenues for the nine months ended October 31, 2002. Sales to two international customers accounted for 14% and 11%, respectively, of our total revenue during the third quarter of fiscal 2004, as compared with sales to one international customer which accounted for approximately 11% of total net revenues for the same quarter of fiscal 2003. No sales to any international customer accounted for more than 10% of our total revenue during the first nine months of fiscal 2004 and 2003.

11. Product Warranty

The Company generally sells products with a limited warranty of product quality. This warranty is recorded at the time revenue is recognized. The company accrues for known warranty based on historical activity.

Details of the change in accrued product warranty for the three and nine months ended October 31, 2003 and October 31, 2002 are as follows (in thousands):

                                                      Balance                   Change in                 Balance
                                                    Beginning of               preexisiting               End of
                                                       Period     Additions      warranty    Deductions   Period
                                                    ------------  ----------  -------------  ----------  ---------
  Accrued Warranty Three months
    Ended: October 31, 2003....................... $         15  $        3   $        8     $       (7) $      19
  Accrued Warranty Three months
    Ended: October 31, 2002.......................           64          20           (7)            (7)        70

  Accrued Warranty Nine months
    Ended: October 31, 2003.......................           66           7          (33)           (21)        19
  Accrued Warranty Nine months
    Ended: October 31, 2002.......................           39          44            3            (16)        70

12. Contingencies

In general, the Company provides its customers a one year limited warranty that the Company's products will be free from defects in materials and workmanship. The Company maintains a general warranty reserve for estimated costs at the time revenue is recognized.

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

13. Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on the Company's financial position, result of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and the adoption did not have a material affect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when- issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the compliance with financial covenants under, and renewal of, our lines of credit) and statements regarding our anticipated revenues from our board and chipset products to OEM and international customers in the commercial streaming video market, consumer appliance market and PC add-in market, and gross margins,sales and marketing expenses, research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2003 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $149,000, or $0.01 per basic and diluted share on net revenues of $7,470,000 for the quarter ended October 31, 2003, compared to a net loss of $871,000, or $0.05 per basic and diluted share on net revenues of $4,720,000 for the same quarter in the prior year. For the nine months ended October 31, 2003, we reported net income of $1,246,000, or $0.07 per basic share and $ 0.06 per diluted share on net revenues of $23,179,000, compared to a net loss of $5,730,000, or $0.35 per basic and diluted share on net revenues of $11,430,000 for the same period in the prior year.

Net Revenues. Net revenues for the third quarter and nine months of fiscal 2004 increased 58% and 103%, respectively, as compared to the same periods last year. These increases in net revenues are primarily attributable to increased sales of MPEG chipset products for advanced DVD players and IP video set-top boxes, partially offset by a decline in sales of MPEG board products.

The following table sets forth our net revenues in each product group (in thousands):

                                        Three months ended   Nine months ended
                                            October 31,         October 31,
                                       ------------------   ------------------
                                          2003      2002      2003      2002
                                       --------  --------   --------  --------
 Boards.............................. $    860  $  1,842   $  2,341  $  5,001
 Chipsets............................    6,337     2,558     19,683     5,799
 Other...............................      273       320      1,155       630
                                       --------  --------   --------  --------
Total net revenues................... $  7,470  $  4,720   $ 23,179  $ 11,430
                                       ========  ========   ========  ========

Sales of MPEG board products for the third quarter of fiscal 2004 decreased 53% to $860,000 as compared to $1,842,000 for the corresponding period in the prior year. MPEG board product net revenues for the first nine months of fiscal 2004 decreased 53% to $2,341,000, as compared to $5,001,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the third quarter of fiscal 2004 increased 148% to $6,337,000, as compared to $2,558,000 for the same period last year. MPEG chipset net revenues for the first nine months of fiscal 2004 increased 239% to $19,683,000, as compared to $5,799,000 for the same period last year. Sales of other products for the third quarter of fiscal 2004 decreased 15% to $273,000 as compared to $320,000 for the corresponding period in the prior year. Other net revenues for the first nine months of fiscal 2004 increased 83% to $1,155,000, as compared to $630,000 for the same period last year. Sales of MPEG boards and chipsets together represented 96% and 93% of net revenues for the quarters ended October 31, 2003 and October 31, 2002, respectively. Other products represented 4% and 7% of net revenues for the quarters ended October 31, 2003 and October 31, 2002, respectively. For the nine months ended October 31, 2003, MPEG boards and chipsets represented 95% of net revenues, and other products represented 5% of net revenues. For the nine months ended October 31, 2002, MPEG boards and chipsets represented 94% of net revenues, and other products represented 6% of net revenues.

The decrease in net revenues from MPEG board products for the three months and nine months ended October 31, 2003 compared to the same periods last year is mainly attributable to our decision to focus on chipset products in all markets instead of board level products. As a result, certain of our board level customers in the commercial streaming video market were converted into chipset customers. In addition, the demand for our MPEG board products in the PC add-in market has continually declined. We expect our revenues from board products to be relatively insignificant in future periods. The significant increase in net revenues from MPEG chipsets for the three months and nine months ended October 31, 2003 compared to the same periods last year is largely due to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new MPEG-4 chipsets. We expect that net revenues from chipset products will fluctuate in the future, because our chipset products are primarily sold to the consumer appliance market, which still remains in an emerging phase. The "Other" category primarily includes any revenue from Netstream consoles for the commercial streaming video market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decrease in net revenues from other products for the three months ended on October 31, 2003 compared to the same period last year is primarily attributable to the decreased sales of Netstream consoles. The increase in net revenues from other products for the nine months ended on October 31, 2003 compared to the same period last year is primarily attributable to increased development fees. Development fees totaled approximately $153,000 and $699,000 for the three months and nine months ended October 31, 2003 as compared to $125,000 and $207,000 for the same periods of the prior year. We expect that net revenues from other products will continue to fluctuate. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively.

The following table sets forth our net revenues by market segment (in thousands):

                                        Three months ended   Nine months ended
                                            October 31,          October 31,
                                       ------------------   ------------------
                                          2003      2002      2003      2002
                                       --------  --------   --------  --------
 Commercial streaming video market... $    462  $  1,353   $  1,253  $  2,864
 Consumer appliance market...........    6,493     2,625     20,114     6,009
 PC add-in market....................      276       600        926     2,202
 Other markets.......................      239       142        886       355
                                       --------  --------   --------  --------
Total net revenues................... $  7,470  $  4,720   $ 23,179  $ 11,430
                                       ========  ========   ========  ========

For the three months ended October 31, 2003, revenues from sales of our products to the commercial streaming video market decreased 66% to $462,000, compared to $1,353,000 for the same quarter of last year. Revenues from sales of our products to the consumer appliance market increased 147% to $6,493,000, from $2,625,000 for the same quarter of last year. Revenues from sales of our products to the PC add-in market decreased 54% to $276,000, compared to $600,000 for the same quarter of last year. Revenue from sales of our products to other markets increased 68% to $239,000, compared to $142,000 for the same quarter of last year. For the nine months ended October 31, 2003, revenues from sales of our products to the commercial streaming video market decreased 56% to $1,253,000, from $2,864,000 for the same period of last year. Revenues from sales of our products to the consumer appliance market increased 235% to $20,114,000, compared to $6,009,000 for the same period of last year. Revenues from sales of our products to the PC add-in market decreased 58% to $926,000 compared to $2,202,000 for the same period of last year. Revenue from sales of our products to other markets increased 150% to $886,000, compared to $355,000 for the same period of last year.

The significant decrease in revenues from sales of our products to the commercial streaming video market in the third quarter and first nine months of fiscal 2004 as compared to the same periods of fiscal 2003 is mainly attributable to the conversion of board level customers in commercial applications to chip level customers, since chipsets have a substantially lower selling price per unit than boards. We expect our revenues from the commercial streaming video market to continue to fluctuate primarily due to the project- oriented nature of sales of our products to our corporate streaming video market. The significant increase in revenues from sales of our products to the consumer appliance market in the third quarter and first nine months of fiscal 2004 as compared to the same periods of fiscal 2003 is attributable to increased sales of our MPEG chipsets to IP video set-top box and DVD player manufacturers. The consumer appliance market still remains in an emerging phase and we expect revenues will fluctuate in the future. The decrease in revenues from sales of our products to the PC add-in market in the third quarter and first nine months of fiscal 2004 as compared to the same periods of fiscal 2003 is due to the continuing decline in the demand for PC add-in products, which represents a relatively insignificant portion of our business at this point in time, and our decision to focus on the chipset products in the video-on-demand and consumer appliance market instead of the board products in the PC add-in market. We expect our revenues from the PC add-in market to be relatively insignificant in future periods. The category "Other markets" in the above table consists of engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The overall increase in net revenues from other markets in the third quarter and first nine months of fiscal 2004 as compared to the same periods in fiscal 2003 is mainly attributable to increased service revenues for both hardware and software and development fees under agreements relating to the development for customization of certain MPEG decoding chip technology.

The following table sets forth our net revenues by geographic region (in thousands):

                                        Three months ended   Nine months ended
                                           October 31,          October 31,
                                       ------------------   ------------------
                                          2003      2002      2003      2002
                                       --------  --------   --------  --------
 North America....................... $  1,194  $  1,806   $  3,373  $  4,366
 Asia & Other regions................    5,537     1,640     15,575     4,427
 Europe..............................      739     1,274      4,231     2,637
                                       --------  --------   --------  --------
Total net revenues................... $  7,470  $  4,720   $ 23,179  $ 11,430
                                       ========  ========   ========  ========

Revenues from North America represented 16% of net revenues for the quarter and 15% for the nine months ended October 31, 2003, respectively, as compared with 38% for each of the comparable periods of the prior year. Our international sales represented 84% of net revenues for the quarter and 85% for the nine months ended October 31, 2003, respectively, as compared with both 62% in comparable periods of the prior year.

North America revenues decreased 34% to $1,194,000 for the three months ended October 31, 2003 compared to $1,806,000 for the three months ended October 31, 2002, and decreased 23% to $3,373,000 for the nine months ended October 31, 2003 compared to $4,366,000 for the nine months ended October 31, 2002. The decreases for the three months and nine months ended October 31, 2003 are largely due to the decreased sales of our board products in the commercial streaming video market and PC add-in market. Total international revenues for the three months ended October 31, 2003 increased 115% to $6,276,000 from $2,914,000 for the three months ended October 31, 2002. Total international revenues for the nine months ended October 31, 2003 increased 180% to $19,806,000 from $7,064,000 for the nine months ended October 31, 2002. The significant increases in revenues from international sales for the three months and nine months ended October 31, 2003 are primarily attributable to the increased sales of our chipset products in IP video set top boxes and DVD players for the consumer appliance market. Our international sales have recently increased significantly, and now account for a substantial portion of our total net revenues. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Our Asia revenues in for the first nine months of fiscal 2004 were derived predominantly from customers in Taiwan, China, Hong Kong and Korea. Revenues generated from Taiwan, China, Hong Kong and Korea, respectively, for the quarter ended October 31, 2003 accounted for 33%, 7%, 15% and 14% of our total net revenues, respectively, as compared to 9%, 8%, 5% and 6% for the quarter ended October 31, 2002. Revenues generated from Taiwan, China, Hong Kong and Korea, respectively, for the nine months ended October 31, 2003 accounted for 23%, 10%, 16% and 13% of our total net revenues, respectively, as compared to 7%, 7%, 6% and 4% for the nine months ended October 31, 2002. Our European revenues in the first nine months of fiscal 2004 were derived predominantly from customers in Denmark and Hungary. Revenues generated from Denmark and Hungary for the quarter ended October 31, 2003 accounted for 5% and 2% of our total net revenues, respectively, as compared to 14% and 6%, respectively for the quarter ended October 31, 2002. Revenues generated from Denmark and Hungary for the nine months ended October 31, 2003 accounted for 9% and 5% of our total net revenues, respectively, as compared to 7% and 6%, respectively, for the nine months ended October 31, 2002.

No sales to any U.S. customers accounted for more than 10% of total revenues for the three months and nine months ended October 31, 2003 as compared to sales to one U.S. customer which accounted for approximately 14% of total net revenues for the three months ended October 31, 2002 and one U.S. customer which accounted for approximately 12% of total net revenues for the nine months ended October 31, 2002. Sales to two international customers accounted for 14% and 11%, respectively, of our total revenue during the third quarter of fiscal 2004, as compared with sales to one international customer which accounted for approximately 11% of total net revenues for the same quarter of fiscal 2003. No sales to any international customer accounted for more than 10% of our total revenue during the first nine months of fiscal 2004 and 2003.

Gross Margin. Our gross margins as a percentage of total net revenues for the quarter and nine months ended October 31, 2003 were both 62% as compared to 57% and 53%, respectively, during the same periods last year. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, the introduction and sales of our new higher- margin MPEG-4 chipset products and increased development fees. In addition, the provisions for inventory obsolescence which were included in cost of revenues decreased to $150,000 and $497,000 in the third quarter and first nine months of fiscal 2004, respectively, as compared to $180,000 and $565,000 in the third quarter and first nine months of fiscal 2003, respectively. Costs related to support service revenues and development revenues were included in sales and marketing expense, and research and development expenses, respectively. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, competitive price pressure, our costs, the extent of development fees, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses increased by $139,000 or 13%, during the third quarter of fiscal 2004, and increased by $259,000, or 8% during the first nine months of fiscal 2004, as compared to the same periods in fiscal 2003. The overall increase in sales and marketing expenses compared to last year resulted from additional staffing and costs associated with revenue growth. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $691,000, or 38%, during the third quarter of fiscal 2004, and increased by $1,568,000, or 26% during the first nine months of fiscal 2004, as compared to the same periods in fiscal 2003. These increases in research and development expenses compared to last year resulted from the increased expenses related to product development and additions of engineering staff. As a result of the continuing efforts in the development of our proprietary MPEG based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses increased by $72,000, or 11%, during the third quarter of fiscal 2004, and decreased by $393,000, or 17%, during the first nine months of fiscal 2004 as compared to the same periods in fiscal 2003. The decrease in the first nine months of fiscal 2004 was mainly attributable to the recovery of approximately $200,000 of bad debt expense in the first quarter of fiscal 2004. Excluding the recovery of bad debt expense, general and administrative expenses decreased by $193,000, or 8% in the first nine months of fiscal 2004 as compared to the same period of fiscal 2003. These fluctuations in general and administrative expenses in the third quarter and first nine months of fiscal 2004 were largely due to the timing of expenses for various professional services. We expect our general and administrative expenses to increase in future periods in absolute dollars due to the increasing costs related to our business in general.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, our principal sources of liquidity included cash and cash equivalents of $19.0 million, an increase of $18.2 million compared with $0.8 million at January 31, 2003. This increase resulted from net proceeds of $4.5 million from the issuance of 1,606,644 shares of our common stock in a private placement to certain institutional investors, corporate partners, and management in March 2003, $11.8 million from the issuance of 1,450,000 shares of our common stock in a private placement to an institutional investor in the second quarter of fiscal 2004, $1.8 million from the exercise of stock options by employees, and $1.1 million generated from operating activities, partially offset by a $1.0 million equity investment in a customer in an original equipment manufacturer headquartered in Europe .

A summary of contractual obligations, which consist entirely of lease obligations as of October 31, 2003, is as follows (in thousands):

Contractual Obligations                               Capital     Operating
Payments Due by Period                   Total         Leases       Leases
----------------------------------- -------------  ------------  ----------
1 year or less..................... $         602  $          6  $      596
1-3 years..........................         1,245            --       1,245
4-5 years..........................           595            --         595
                                     -------------  ------------  ----------
Total.............................. $       2,442  $          6  $    2,436
                                     =============  ============  ==========

On October 31, 2003, we entered into an amended and restated revolving line of credit, expiring in October 2004, under which we can draw down a maximum of $12.0 million that would be primarily collateralized by funds drawn-down on deposit in accounts that would be assigned to the lender and would be included in our condensed consolidated balance sheet as restricted cash. Such cash would not be available to fund operations. We also have a $3.0 million bank line of credit under which we had availability to draw down approximately $1.4 million as of October 31, 2003. The line of credit will expire in October 2004 and is primarily collateralized by our accounts receivable. In addition, we have a second bank line of credit of $3.0 million that expires in October 2004, which line is secured by substantially all of our assets. The entire $3.0 million is available for borrowing. As of October 31, 2003, we had no borrowings outstanding under all lines of credit. Under the agreement and the notes for these lines of credit, we are subject to certain financial covenants. As of October 31, 2003, we were in compliance with these covenants.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the nine months ended October 31, 2003, it is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet anticipated working capital requirements and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, to renew those lines of credit upon their expiration, and maintain the availability of funds under these agreements.

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

Our business is highly dependent on the expansion of emerging segments of the consumer electronics market

The majority of our current revenues come from the sale of chipsets into emerging consumer applications, including IP video set-top boxes, advanced DVD players, and high definition televisions. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these key emerging segments, whose future is largely uncertain. Many factors could interfere with the expansion of these consumer market segments, including the economic environment, other competing consumer electronic products, delays in the deployment of telco video services, and insufficient interest in new technology innovations.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with the decline in demand of our REALmagic products. Since our inception through October 31, 2003, our total accumulated deficit is $61,260,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

Sales risks and volatility of OEM customer sales and resale distribution may harm our business.

Our ability to increase sales and achieve continued profitability depends substantially on our ability to achieve a sustained high level of sales to our OEM customers. We have not executed volume purchase agreements with any of our current customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures by competitors. Any reductions in those sales could seriously harm our business. Based on our experience in the industry, we expect that our actual sales to OEM customers will continue to experience significant fluctuations. Also, estimates of future sales to any particular customer or groups of customers are inherently uncertain.

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

In the third quarter of fiscal 2004, two customers in Asia accounted for 25% of our total net revenues, and one customer in North America and one customer in Europe accounted for 25% of our total net revenues in the same quarter of fiscal 2003. For the first nine months of fiscal 2004, no customer accounted for more than 10% of our total net revenues, and one customer in North America accounted for 12% of our total net revenues in the same period of fiscal 2003. In fiscal 2003, one customer in Europe, two customers in North America and two customers in Asia accounted for 47% of our total net revenues, and three customers in North America and one customer in Europe accounted for 49% of our total net revenues in fiscal 2002, and two customers in North America and three customers in Asia accounted for 55% of our total net revenues in fiscal 2001. Our dependence on a few major customers will likely continue along with other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our financial condition.

Our international operations are subject to certain risks.

During the third quarter of fiscal 2004 and 2003, sales to international customers accounted for approximately 84% and 73% of our total net revenues, respectively. Our international sales represented 85% and 77% for the nine months ended October 31, 2003 and October 31, 2002, respectively. During fiscal 2003, 2002, and 2001, sales to international customers accounted for approximately 67%, 42%, and 65% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to account for a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia. Overseas sales and purchases to date have been denominated in U.S. dollars.

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

The timing of our customer orders and product shipments can adversely affect our operating results and stock price

Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. The majority of our orders in a given quarter historically have been shipped in the last months of that quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would adversely affect our operating results, as occurred in the third quarter of fiscal 2004. Further, to the extent we receive orders late in any given quarter, we may be unable to ship products to fill those orders during the same quarter in which we received the corresponding order, which would have an adverse impact on our operating results for that quarter.

Our products are subject to increasing price pressures

Some of our markets, especially the DVD segments, are characterized by intense price competition. The willingness of customers to design our chips in to their products depends to a significant extent, upon our ability to sell our products at competitive prices. We expect the average selling price of our existing products to decline significantly over the life of each product as the markets of our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products in a timely manner, we could see declines in our market share or gross margins.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition will be harmed.

We have three lines of credit with a bank which allow for borrowings of $12.0 million, $3.0 million and $3.0 million, respectively. Under the agreements for these lines of credit, which expire in October 2004, we are subject to certain financial covenants. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments on the notes. Payment of these notes, prior to securing additional financing, could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the notes when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our growth could be substantially affected.

The market for multimedia products is highly competitive and includes embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth in sales of products utilizing our REALmagic technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic products. These competitors include:

    ATI;

    Broadcom;

    Cirrus Logic;

    Equator Technologies;

    ESS Technology;

    IBM;

    LSI Logic/C-Cube;

    Phillips;

    STMicroelectronics;

    Texas Instruments;

    Zoran Corporation.

In addition, for some applications, video decoding is done in software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have been unique to Sigma Designs, such as MPEG-4 decoding, which was announced by ESS Technology during our third quarter of fiscal 2004. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments, as a result of the introduction of competitive products with similar features.

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

  the timing of, and potential unexpected delays in, our customer orders and product shipments;

  reduction in average selling prices and gross margins, which could occur either gradually or precipitously;

  inventory obsolescence;

  write-downs of accounts receivable;

  an interrupted or inadequate supply of semiconductor chips or other materials, for example, our source of supply for silicon wafers was, and may in the future be affected by earthquakes in Taiwan;

  our inability to protect our intellectual property;

  loss of key personnel;

  technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;

  the effect of terrorist attacks and any related conflicts or similar events worldwide;

  availability of third-party manufacturing capacity for production of certain products;

  the impact of a recurrence of severe acute respiratory syndrome, or SARS, upon our revenues and our supply sources for our products; and

  the impact of potential economic instability in the Asia-Pacific region.

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

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. Our failure to do so could adversely impact our results of operations. For example, during fiscal 2003 and 2002, we wrote down our inventory in the amount of approximately $0.8 million and $1.4 million respectively, because of a continuing decline in demand for certain of our PC- related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. These higher costs could result in downward pressures on our gross margins.

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

We obtain some of our components from a single source. In fiscal 2000 we experienced a delay and interruption from our source due to the earthquake in Taiwan in October 1999. We estimate that this event resulted in lost sales of about $2.5 million. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic silicon or our REALmagic multimedia cards currently obtained from a single source, including delays resulting from a recurrence of SARS, could have a material adverse impact on our sales of REALmagic products, and on our business.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-five patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

The stock market has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics industry. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could decrease the price of our common stock.

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

Interest Rate Sensitivity. At October 31, 2003, we did not hold any short-term investments.

At October 31, 2003, we had no borrowings outstanding under our $12.0 million, $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies for our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rate. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at October 31, 2003, the fair value of these foreign currency amounts would decline by an immaterial amount.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K

(a)	Exhibits
31.1 Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
On August 26, 2003, we filed a Current Report on Form 8-K dated August 26, 2003 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months ended July 31, 2003. In accordance with SEC Release No. 33-8216, this information was intended to be furnished under "Item 12. Results of Operations and Financial Condition."

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2003	SIGMA DESIGNS, INC.
(Registrant)

	By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)