Form 10-K
period 2004-01-31
SIGMA DESIGNS INC
filed 2004-04-15
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

[   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [   ]

      As of August 1, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, there were 20,226,685 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on August 1, 2003) was approximately $212,381,290. Shares of the Registrant's outstanding common stock held by each executive officer and director and by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 20,711,261 shares of the Registrant's Common Stock issued and outstanding on April 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on June 18, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended January 31, 2004.

Sigma Designs, Inc.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page No.

Item 1. Business	**

Item 2. Properties	**

Item 3. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters	**

Item 6. Selected Financial Data	**

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	**

Item 8. Consolidated Financial Statements and Supplementary Data	**

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**

Item 9A. Controls and Procedures	**

PART III

Item 10. Directors and Executive Officers of the Registrant	**

Item 11. Executive Compensation	**

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**

Item 13. Certain Relationships and Related Transactions	**

Item 14. Principal Accounting Fees and Services	**

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	**

Signatures	**

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward- looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report on Form 10-K, including but not limited to the factors discussed under "Certain Factors Affecting Business, Operating Results, and Financial Condition" and elsewhere in this Annual Report on Form 10-K. Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward- looking statements. A forward-looking statement is any statement that looks to future events, including any statements of plans, strategies and objectives of management for the future and any statement of assumptions underlying the foregoing. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K "Sigma," "the Company," "we," "us," and "our" refer to Sigma Designs, Inc.

We specialize in silicon- based digital media processing solutions for consumer products. Our highly- integrated solutions, based on our award-winning REALmagic® Video Technology, provide high-quality decoding of MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content (note, MPEG (Moving Picture Experts Group) is an international standards body).

Complementing this core technology, we have developed complete system solutions for tomorrow's convergence products, including DVD playback, digital TV (DTV) reception, video over IP, personal video recording (PVR) and video-on-demand (VOD). Our business operates in one segment, consumer electronic devices and products. See Note 13 of Notes to Consolidated Financial Statements for further information on our product groups and markets. Our products are sold worldwide through a direct sales force and distributors. Our Common Stock, publicly traded since 1986, is listed on the NASDAQ National Market under the symbol SIGM. Headquartered in Milpitas, California, we also have a research and development center in France as well as sales offices in China, Europe, Hong Kong, Japan and Taiwan.

We were founded in 1982, and became a pioneer in the MPEG hardware decoder market in 1993 with the introduction of our REALmagic card, a MPEG playback card for PCs. In April 1997, we announced our entry into the DVD market. During the past few years, we have expanded well beyond our PC card beginnings and are working with consumer electronics manufacturers and network service providers on new products to deploy Internet Protocol Television (IPTV) solutions, digital media adapters, networked DVD players, and high definition television. These opportunities have led to technology investments in media processor chips, streaming video software, digital rights management, and a number of other important technologies.

At the end of 2001, we introduced the industry's first DVD resolution MPEG-4 decoder chip for set-top appliances, establishing a unique position to contribute to the deployment of next generation capabilities. Since then, we have secured numerous design wins and are shipping this product for applications including IP-based set-top boxes for video over DSL, fiber to the home, and advanced DVD players.

In January 2003 we launched the first high definition television (HDTV) decoder chips with MPEG-4. The announcement formally marked our official entry into the digital TV and media gateway markets. In January 2004 we announced the EM8620L, the first media processor to support WMV9, an advanced video compression technology from Microsoft Corp.

We were incorporated in California in January 1982. The principal executive office is located at 1221 California Circle, Milpitas, California 95035. The telephone number is (408) 262-9003, and the Internet home page is located at www.sigmadesigns.com; however, the information in, or that can be accessed through, the home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8- K, and amendments to such reports are available, free of charge, on our Internet website under "Investors," as soon as reasonably practicable after we filed electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. The public may also read and copy any materials we filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we filed electronically with the SEC.

Principal Markets

Our primary focus is to develop and market media processor chipsets for consumer appliances, which can be segmented into three broad categories. Many of our chipset products are designed to be flexibly used in the widest range of applications.

IP Video Solutions

Video delivered and distributed over Internet Protocol (IP) is emerging as an important product category for a growing number of consumer equipment makers. These solutions can be further segmented into two primary sub-segments, IPTV over DSL and digital media adapters (DMAs).

Broadband Internet connectivity, highly compressed digital media, and a fundamental demand for entertainment alternatives are paving the way for IPTV delivered over DSL. New set-top boxes, many based on advanced codecs such as MPEG-4 or WMV9 and advanced digital rights management (DRM), are being readied by telcos in Asia and Europe to tap into potential revenue streams. Many of these regional areas currently lack the cable infrastructure that exists in the U.S., thus creating pent up demand for reliable high quality video delivery. We have become a key supplier into these IPTV solutions by offering an optimized feature set with scalable performance silicon and unique streaming video software.

DMAs are a new product category which supports local distribution of video/audio content to television sets throughout the home using wired or wireless connectivity. DMAs are steadily decreasing in price and typically work in conjunction with a centralized media center or gateway to offer ubiquitous digital media within the home. We are a key vendor of chipset solutions for DMAs, taking advantage of the same feature set, and streaming video software developed for the IPTV market.

Companies such as Pinnacle, Lenovo Consume PC (formerly Legend), Vertex Link, Beijing Golden Yuxing Electronics and Technology Co., Ltd., and Shenzhen Tsinghua Tongfang are preparing and providing IP video appliances for the consumer market using our silicon solutions. In addition, the new "T-Online Vision on TV" service, based around the Fujitsu Siemens Center ACTIVY Media Center, is powered by our EM8400 MPEG decoder chips.

Connected Media Players

Connected media players represent a range of devices that include networked DVD players, portable media devices, and multi-function media centers.

Premium DVD players with advanced video codecs have been a product of choice for entertainment enth usiasts for over a year. Manufacturers have recently introduced a new range of network connected DVD players, supporting either in-home connectivity or external Internet connections for direct downloading. We pioneered this market with the first DVD decoder chips supporting playback of MPEG-4 and DivX video, and have followed up with the recent announcement of support for WMV9, an important new feature for downloading content. We are an important supplier in this segment and provides comprehensive solutions with the latest codecs (WMV9 and MPEG-4), support for networking and local hard drives, and high definition video output.

Another sub- segment of demand for our chipsets is portable media devices. With ongoing technology improvements in media compression, wireless communications, and small form-factor storage, portable media players have quickly become the media-on- the-go equivalent of the cell phone. The trend toward hand-held players has already moved to the mainstream for audio, while new advanced video compression schemes are enabling the addition of movies, personal video and photos, for use on the road and within the home. We have begun to penetrate this market by offering media processors that offer the latest codecs in a highly integrated package along with low power dissipation.

KiSS Technology, a leading European vendor of advanced DVD products, is developing the first DivX certified DVD players using our chipsets. In addition, several companies are preparing new WMV9 capable DVD players to enter the market using our new chips. Of these companies, Apex Digital, Inc., a leader in consumer electronics, demonstrated its new DVD player at the Las Vegas Consumer Electronics Show in early 2004.

High Definition Television

HDTV sets already represent a substantial and growing product category, currently selling in the millions of units, led by the US market and moving overseas. New widescreen HDTV sets are being offered in an increasing array of forms using three primary technologies - liquid crystal display (LCD), plasma and projection - each providing unique advantages. We offer a growing line of high definition media processors, designed for the new flat panel displays, and offering advanced display processing features to recreate the essence of cinema picture quality.

Our EM8610 digital media processor has been selected for use in high-definition plasma television sets from KiSS Technology and from Jamo.

In addition to our primary market segments, we still sell legacy products into commercial VOD streaming and PC add-in markets.

Industry Alliances

To meet customer needs for a complete system solution, we have developed strong relationships with leading suppliers of chipsets, system software and video servers/encoders. Companies that provide live encoders and server systems enable OEM to deliver complete solutions for IP video streaming applications. Our set-top appliance reference designs, in some cases, depend on vendors of processors, graphics controllers, video encoders, wireless controllers, and DTV tuners, from providers such as Atheros or Toshiba. Furthermore, stand-alone consumer appliances require a substantial amount of software and middleware, from vendors such as Mediabolic, Syabas, or Microsoft, with which we also have strong working relationships.

Sigma Business Strategy

Our objective is to provide digital media processing chipsets that offer advanced features, superior video quality, and rapid time to market for our target applications. To accomplish this goal, we focus on a continual investment in technology, as well as the promotion of our fundamental advantages.

We believe that our field-proven, patented REALmagic® Video Technology, now in our fourth generation of silicon and equivalent evolution of software, represents one of our key competitive advantages. We continue to invest and build on six primary technology foundations to provide the highest quality digital video/audio solutions possible:

  Digital video decoding including MPEG-1, -2 and -4 and proprietary formats, including WMV9;
  Digital audio decoding including MPEG-1, -2 and -4 and proprietary formats, including Dolby® Digital and Windows® Media Audio (WMA);
  Advanced scene composition including advanced video scaling, adaptive deinterlacing, adaptive flicker filtering and prioritized alpha mixing;
  Front-end architectures for effectively processing DRM algorithms, transport handling and conditional access;
  Software clients for VOD and IP multicast and navigation software for DVD-video, DVD-audio, SVCD, VCD, CD and HDD playback;
  Standard-definition (SD) and high-definition (HD) solutions that share a common hardware and software architecture.

Sigma Products

We offer chip-level products that enable digital media processing solutions for consumer appliances. Our line of digital media processing chips features REALmagic® Video Technology for the highest quality video possible. We complement our silicon technology with embedded software, portable to a wide range of operating environments. Featuring VOD and media navigation clients, our software is available under Windows, Linux, and WinCE operating systems. In addition, we develop and sell reference platforms designed around our silicon and software as application examples for customer development.

The following chipset products are sold primarily into the consumer appliance market:

  The original EM8300 provided MPEG-2 and -1 video decoding solutions for PC-based DVD playback and streaming video, which won wide acclaim as the top MPEG hardware for the PC, and included retail offerings by Creative Labs, Sony, and Panasonic.
  The EM8400 series provides MPEG- 4, -2 and -1 video and audio decoding for broadband interactive set-top boxes, and has achieved more than 40 design wins in its target segment, including companies such as Fujitsu-Siemens, Acer and Samsung. The EM8400 Series represents one of the first MPEG-4 silicon solutions for the set-top box market.
  The EM8500 series is the first solution for DVD players, portable media players and video endpoints to support MPEG-4 and DivX™. It is also the first to feature high-quality scaling to HDTV resolutions and support for DVI/HDCP. The unique features of the EM8500 series enabled the availability of networked DVD players and low-cost video endpoints (digital media adaptors and broadband network devices).
  The EM8610 series represents the first HDTV decoder silicon solutions to also support MPEG-4 and IP video streaming. Designed for HDTVs and advanced set-top boxes, it also offers advanced audio/video processing and progressive DVD playback. The software-compatible EM8610L series addresses the more cost- sensitive SDTV and video endpoint markets.
  The EM8620L series represents the first HD WMV9 decoder silicon solution and also supports DVD and HD MPEG-4/-2 decoding. Designed for video endpoints (such as digital media adaptors and broadband IP video set-top boxes), DVD receivers and advanced DVD players, the EM8620L series offers advanced audio/video processing and HighMAT™ support. Sigma also continues to offer PC add-in products based on our silicon and software technology for commercial streaming and consumer DVD/DivX™ playback.

We also offer a series of PC based solutions, under the NetStream and REALmagic Xcard brand names, that are sold into the commercial streaming market and PC add-in market respectively:

  The NetStream 4000 and 2000TV are PC add-in cards featuring high performance MPEG-4 and -2 decoding, bringing streaming video to virtually any PC-based system.
  The REALmagic Xcard™ is a desktop PC add-in solution that plugs into a standard PCI slot, providing high quality DVD, MPEG-4 and DivX™ Video playback onto a standard TV or HDTV.

Marketing and Sales

We currently sell most of our products through our direct sales force. We augment these sales through a select set of distributors and manufacturer representatives operating in different regions of the world. Our U.S. distributor is Ingram Micro, Inc. Our OEMs include Fujitsu-Siemens, KiSS Technology, Kreatel, LG Electronics, Lite-On and Samsung. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring more working capital and resulting in more pressure on our operating results. International customers accounted for 86% of our total net revenues in fiscal 2004.

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

Research and Development

As of January 31, 2004, we had a staff of 79 research and development personnel. These research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder and WMV9 products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the REALmagic architecture.

During fiscal 2004, 2003, and 2002, our research and development expenses were $10.0 million, $8.4 million, and $8.1 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for MPEG decoder products is highly competitive. Rival companies include ESS Technology, Cirrus Logic, Mediatek, Zoran, ATI Technologies, Equator Technologies, Texas Instruments, Phillips, Analog Devices, Broadcom, STMicroelectronics, and LSI Logic. Many of these companies have a higher profile, larger financial resources base, and greater marketing resources than Sigma and may develop a competitive product that may inhibit the wide acceptance of REALmagic technology. We believe that other manufacturers which are developing MPEG products that will compete directly with our products in the near future.

We believe that the principal competitive factors in the market for MPEG decoder products include time to market for new product introductions, product performance, industry standards compatibility, price, and marketing and distribution resources. We believe that we compete most favorably with respect to time to market, product performance and industry standards compatibility, and we may not be able to compete favorably with respect to price, and marketing and distribution resources.

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features in current versions of REALmagic and intend to do so for future versions of REALmagic. We currently have six pending patent applications for our REALmagic technology. Twenty-eight patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

To reduce overhead expenses, along with capital and staffing requirements, we currently use third-party contract manufacturers to fulfill all of our manufacturing needs, including chipset manufacture and board-level assembly. All of the chips used by us to develop our decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is our sole source of supply for the respective chips produced by such supplier and we do not have guaranteed price or quantity commitments.

Our reliance on independent suppliers involves several risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields and costs. Any delay or interruption in the supply of any of the components required for the production of REALmagic products could seriously harm our sales of products and, thus, our operating results.

Backlog

Since our customers typically expect quick deliveries, we seek to ship products within a few weeks of receipt of a purchase order. However, the customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, our backlog has not been reflective of future sales.

Employees

As of January 31, 2004, we had 133 full-time employees, including 79 in research and development, 29 in marketing, sales and support, 8 in operations, and 17 in finance and administration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of April 1, 2004:

Name	Age	Position
Thinh Q. Tran	50	Chairman of the Board, President, and Chief Executive Officer
Silvio Perich	55	Senior Vice President, Worldwide Sales
Jacques Martinella	48	Vice President, Engineering
Kenneth Lowe	48	Vice President, Strategic Marketing
Kit Tsui	54	Chief Financial Officer, and Secretary

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

Mr. Lowe joined Sigma in May 2000 as Vice President, Marketing. In December 2000, Mr. Lowe became Vice President, Strategic Marketing. Prior to joining Sigma, Mr. Lowe served as the Director of Multimedia Marketing for Cadence Design Systems. From 1996 to 1998, Mr. Lowe served as the Vice President of Marketing for Chrontel. Prior to 1996, Mr. Lowe held various marketing management positions at Sierra Semiconductor, Datquest, Personal CAD Systems, Performix and Gould-Biomation. In the late 1980's, Mr. Lowe served as Product Marketing Director of Sigma.

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

                                     Fiscal 2004     Fiscal 2003
                                   -------------   --------------
                                    High   Low      High    Low
                                   ------ ------   ------ -------
First quarter ended April 30..... $ 7.38 $ 3.34   $ 7.20  $ 2.27
Second quarter ended July 31.....  12.83   6.27     3.91    2.00
Third quarter ended October 31...  11.90   7.45     3.27    1.64
Fourth quarter ended January 31..   9.50   5.65     4.50    2.03

Shareholders

As of April 2, 2004, we had approximately 220 shareholders of record. Because many of our shares are held by brokers or other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by the record holders.

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

Year ended January 31,       2004      2003      2002      2001      2000
-------------------------  --------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Net revenues..........     $30,520   $18,139   $13,437   $29,476   $50,324

Net income (loss)
 available to
 common shareholders..       1,543    (6,057)  (10,392)   (6,868)    2,263

Diluted net income
 (loss) per share
 available to
 common shareholders..        0.07     (0.37)    (0.64)    (0.42)     0.13

Working capital.......      23,868     4,459    10,475    19,706    27,092

Total assets..........      29,792    21,417    26,274    38,334    44,751

Shareholders' equity..      26,022     5,802    11,466    21,781    28,403

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ABOUT THE MARKETS IN WHICH WE OPERATE AND OUR BUSINESS AND PROSPECTS, INCLUDING STATEMENTS ABOUT OUR REVENUES, GROSS MARGIN, OPERATING EXPENSES, THE SUFFICIENCY OF OUR CURRENT RESERVE OF CASH AND CASH EQUIVALENTS, OUR SHORT-TERM INVESTMENTS AND OUR BANK LINES OF CREDIT TO MEET OUR WORKING CAPITAL REQUIREMENTS, AND THE EFFECT OF INTEREST RATE CHANGES ON THE VALUE OF OUR SHORT-TERM INVESTMENTS, OUR BANK LINES OF CREDIT AND OUR FOREIGN CURRENCY CASH BALANCES. THESE STATEMENTS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES WHICH MAY RESULT IN DIFFERENT OR DISAPPOINTING FUTURE BUSINESS AND FINANCIAL RESULTS. MANY OF THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN THIS REPORT, INCLUDING UNDER "CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITIONS".

Results of Operations

For the fiscal year ended January 31, 2004, our net revenues increased 68% to $30.5 million from $18.1 million reported for fiscal 2003. This increase in revenues was primarily attributable to the increased sales of our MPEG chipset products for advanced DVD players and IP video set-top boxes, partially offset by a decline in sales of MPEG board products. Our revenues from sales of chipset products and development kits in advanced DVD players and IP video set-top boxes and for the consumer appliance market increased from 61% to 87% of our total net revenues compared to last year, while our revenues from sales of board, chipset, and console products for the commercial streaming video market and PC add-in market decreased from 39% to 13% of our total net revenues compared to last year.

Net income for the fiscal year ended January 31, 2004 was $1.5 million as compared to net loss of $6.1 million for the prior fiscal year. The net loss for fiscal 2003 included a charge of approximately $172,000 for impairment losses, of which $142,000 was a complete write-off of the carrying amount of an investment in less than 6% of the outstanding capital stock of a closely-held technology company, and $30,000 was related to a joint venture partnership.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statement of Operations:

                                                 Fiscal     Fiscal     Fiscal
                                                  2004       2003       2002
                                                ---------  ---------  ---------
Net revenues............................             100%       100%       100%
Cost of revenues........................              38%        45%        59%
                                                ---------  ---------  ---------
Gross margin............................              62%        55%        41%
Operating expenses:
  Research and development..............              33%        46%        60%
  Sales and marketing...................              16%        25%        32%
  General and administrative............               8%        16%        21%
Other (income) expense..................               0%         1%         5%
                                                ---------  ---------  ---------
Net income (loss) available to                         5%       -33%       -77%
     common shareholders................        =========  =========  =========

Net Revenues

The following table sets forth our net revenues in each product group, and the percentage of total net revenues represented by each product group, for the last three years:

(Dollars in thousands)             Fiscal 2004    Fiscal 2003    Fiscal 2002
                                 -------------- -------------- ---------------

Boards...........................  $3,231   10%   $6,215   34%   $6,961    52%
Chipsets.........................  25,880   85%   10,742   59%    3,858    29%
Other............................   1,409    5%    1,182    7%    2,618    19%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES............. $30,520        $18,139        $13,437
                                 =========      =========      =========

Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video- on-demand markets and consumer markets for upgraded multimedia products. Our chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "Other" category includes Netstream consoles for the commercial streaming video market, DVD development kits, set-top box products and accessories targeted at the consumer appliance market, service revenues under agreements for providing hardware and software support, development revenues under agreements for the customization of certain MPEG decoding chips and freight fees charged to customers. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively.

We anticipated the continuous decrease in revenues for our MPEG board products from fiscal 2002 through 2004, which were mainly attributable to our decision to focus on the chipset products in the video-on-demand and consumer appliance market instead of board products in the commercial streaming video market and PC add-in market. The continuous and significant increases in revenues for our chipset products from fiscal 2002 through fiscal 2004 were attributable to the continuing growth of demand for our chipset products from the consumer appliance market, leading to increased unit sales and higher introduction selling prices of our new advanced DVD player and IP video set-top box chipsets. The overall increase in net revenues from other products in fiscal 2004 as compared to fiscal 2003 was primarily attributable to the increased sales of DVD development kits, and development and service revenues. The overall decrease in net revenues from other products in fiscal 2003 as compared to fiscal 2002 was mainly attributable to the decreased sales of our consoles to the commercial streaming video market.

The table below sets forth our net revenues by market, and the percentage of total net revenues represented by each market segment, for each of the last three fiscal years:

(Dollars in thousands)                      Fiscal 2004      Fiscal 2003      Fiscal 2002
                                           ---------------  ---------------  ---------------
Commercial streaming video market........    $1,806    6%     $3,751   21%     $6,944   52%
Consumer appliance market................    26,448   87%     11,015   61%      3,921   29%
PC add-in market.........................     1,179    4%      2,630   14%      2,166   16%
Other market.............................     1,087    3%        743    4%        406    3%
                                           ---------        ----------        ---------
   TOTAL NET REVENUES....................   $30,520          $18,139          $13,437
                                           =========        ==========        =========

The continuous decreases in revenues for sales of our products to the commercial streaming video market from fiscal 2002 through fiscal 2004 were mainly attributable to the conversion of board level customers in commercial applications to chip level customers, since chipsets have a substantially lower selling price per unit than boards. We expect our revenues from the commercial streaming video market to continue to fluctuate year over year primarily due to the project-oriented nature of sales of our products to our corporate streaming video market. The continuous and significant increases in revenues for sales of our products to the consumer appliance market from fiscal 2002 through fiscal 2004 were attributable to increased sales of our MPEG chipset products to advanced DVD player and IP video set-top box manufacturers. The consumer appliance market for our products is young and rapidly evolving and we expect revenues to fluctuate in the future. The decrease in revenues from sales of our products to the PC add-in market in fiscal 2004 as compared to fiscal 2003 was primarily due to lower unit sales of our MPEG-4 Xcard that was introduced in fiscal 2003. The increase in revenues from sales of our products to the PC add-in market in fiscal 2003 as compared to fiscal 2002 was primarily attributable to the introduction of our new MPEG-4 Xcard. We expect our revenues from the PC add-in market to be relatively insignificant in future periods as a result of our decision to focus on the consumer appliance and video-on-demand markets. The category "other market" in the above table consists of freight charged to customers, service revenues under agreements for providing hardware and software supports, development fees under agreements relating to the development for customization of certain MPEG decoding chip technology and accessories for projects and products for various market segments. The overall increase in net revenues from other market in fiscal 2004 as compared to fiscal 2003 was primarily attributable to the increased development and service revenues. The overall increase in net revenues from other market in fiscal 2003 as compared to fiscal 2002 was mainly attributable to the introduction of our support services and freight fees charged to customers, which has been included as revenue since the beginning of fiscal 2003. Due to the uncertainty of volume of support services and development projects we are able to obtain, and the increasingly complex nature of projects which require longer development time, we expect that net revenues from "other" will fluctuate in the future.

The table below sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years:

(Dollars in thousands)             Fiscal 2004    Fiscal 2003    Fiscal 2002
                                 -------------- -------------- ---------------
Asia............................. $19,816   65%   $6,246   34%   $3,239    24%
Europe...........................   6,502   21%    5,937   33%    2,401    18%
United States....................   4,168   14%    5,913   33%    7,750    58%
Canada...........................      22    0%       28    0%       12     0%
Other regions....................      12    0%       15    0%       35     0%
                                 ---------      ---------      ---------
  TOTAL NET REVENUES............. $30,520        $18,139        $13,437
                                 =========      =========      =========

Our Asia revenues for fiscal 2004 were derived predominantly from customers in Taiwan, Hong Kong, China and Korea. Revenues generated from Taiwan, Hong Kong, China and Korea, respectively, in fiscal 2004 accounted for 22%, 14%, 12% and 11% of our total net revenues, as compared to 4%, 5%, 8% and 4% for fiscal 2003 and 10%, 6%, 3% and 1% for fiscal 2002. Our Europe revenues in fiscal 2004 were derived predominantly from customers in Denmark. Revenues generated from Denmark in fiscal 2004 accounted for 12% of our total net revenues, as compared to 21% for fiscal 2003 and 0% for fiscal 2002. In fiscal 2004, no customer accounted more than 10% of our total net revenues; however, two customers based in Europe and four customers based in Asia accounted for 40% of our total net revenues. In fiscal 2003, one customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total revenues, among these customers, one customer based in Europe accounted for 19% of our total net revenues. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, among these customers, three U.S. customers represented 15%, 14% and 11%, respectively. The continuous decreases in the U.S. revenues from fiscal 2002 through fiscal 2004 were largely attributable to the decreased sales of our board products in the corporate streaming video market and PC add-in market while the continuous increases in Asia and Europe revenues from fiscal 2002 through fiscal 2004 were primarily attributable to the increased sales of our chipset products in the advanced DVD players and IP set-top boxes and for the consumer appliance market. Our international sales have recently increased significantly, and accounted for approximately 86% of our total net revenues in fiscal 2004. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 62% in fiscal 2004, 55% in fiscal 2003, and 41% in fiscal 2002. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, and the introduction and sales of our new higher-margin MPEG-4 chipset and board products and increased service and development revenues. In addition, the costs related to service revenues and development revenues were included in sales and marketing expenses, and research and development expenses respectively, while the provisions for inventory obsolescence included in cost of revenues decreased to $0.6 million in fiscal 2004 from $0.8 million in fiscal 2003 and $1.4 million in fiscal 2002. We expect our gross margins will vary from period to period due to changes in the mix of product sales, selling prices, including as affected by volume discounts, our costs, the extent of development fees, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Operating Expenses

Sales and marketing expenses increased $274,000 or 6% in fiscal 2004 compared to fiscal 2003 and $210,000 or 5% in fiscal 2003 compared to fiscal 2002. Those increases were largely due to increased headcount and expenses associated the expansion of our product marketing and sales development group. We believe that our sales and marketing expenses will increase in absolute dollar terms in future periods as we intend to increase headcount in our sales and marketing organization and to expand our product marketing and sales development.

Research and development expenses increased $1,634,000 or 20% in fiscal 2004 compared to fiscal 2003 and $243,000 or 3% in fiscal 2003 compared to fiscal 2002. The increase in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002 was primarily attributable to the additions of engineering staff at our headquarters, our Hong Kong office and development center in France, the prototype costs of new products and licensing fees. We plan to continue our efforts in the development of our proprietary MPEG and WMV9 based products, and expect research and development expenses will likely increase by 10% to 20% in absolute dollar terms on a year- over-year basis at least for the near term.

Our general and administrative expenses decreased $467,000 or 16% in fiscal 2004 compared to fiscal 2003. The decrease was mainly attributable to a $200,000 recovery of bad debt expenses and the reduction of professional service fees. Our general and administrative expenses increased $208,000 or 8% in fiscal 2003 compared to fiscal 2002. The increase was largely due to increasing costs of insurance and various professional services. These fluctuations in general and administrative expenses in fiscal 2004 over fiscal 2003 and 2002 were largely due to the timing of expenses of various professional services. We expect our general and administrative expenses will increase in absolute dollar terms in future periods due to the continually increasing cost of insurance, professional services and other expenditures associated with our business.

Liquidity and Capital Resources

As of January 31, 2004, our principal sources of liquidity consisted of cash and cash equivalents of $19.0 million, a significant increase of $18.2 million compared with $0.8 million at January 31, 2003. This increase resulted from net proceeds of $4.5 million from the issuance of 1,606,644 shares of our common stock in a private placement to certain institutional investors, corporate partners, and others in March 2003, $11.8 million from the issuance of 1,450,000 shares of our common stock in a private placement to an institutional investor in the second quarter of fiscal 2004, $2.4 million from the exercise of stock options by employees, and $1.0 million generated from operating activities, which was partially offset by the repayment of capital leases of $0.2 million and $1.3 million of equity investments including $1.0 million in an original equipment manufacturer headquartered in Europe and $0.3 million in a local MPEG-4 solution provider.

We do not have guaranteed price or quantity commitments for any of suppliers and the following table sets forth the amounts (in thousands) of payments due under specified contractual obligations, aggregated by category of contractual obligation as of January 31, 2004.

Contractual Obligations                      Total     Capital   Operating
Payments Due by Period                                 Leases     Leases
-------------------------------            ---------  ---------  ---------
1 year or less........................... $     692  $       5  $     687
1-3 years................................     1,336         --      1,336
3-5 years................................       433         --        433
more than 5  years.......................        --         --         --
                                           ---------  ---------  ---------
Total.................................... $   2,461  $       5  $   2,456
                                           =========  =========  =========

On October 31, 2003, we entered into an amended and restated revolving line of credit, expiring in October 2004, under which we can draw down a maximum of $12.0 million that would be primarily collateralized by funds on deposit in accounts that would be assigned to the lender and would be included in our consolidated balance sheet as restricted cash. Such cash would not be available to fund operations. We also have a $3.0 million bank line of credit under which we had availability to draw down approximately $1.1 million as of January 31, 2004. That line of credit will also expire in October 2004 and is primarily collateralized by our accounts receivable. In addition, we have a second bank line of credit of $3.0 million that expires in October 2004, which line is secured by substantially all of our assets. The entire $3.0 million is available for borrowing. As of January 31, 2004, we had no borrowings outstanding under any line of credit. Under the agreement and the notes for these lines of credit, we are subject to certain financial covenants. As of January 31, 2004, we were in compliance with these covenants.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the twelve months ended January 31, 2004, it is possible that our operations will consume cash in future periods. Other than the obligations under certain contractual agreements shown on the above table, we currently have no long-term debt. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

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

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market

The majority of our current revenues come from the sale of chipsets into emerging consumer applications, including IP video set-top boxes, advanced DVD players, and high definition televisions. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telco video services and insufficient interest in new technology innovations.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with a decline in demand for our REALmagic products. Since our inception through January 31, 2004, our total accumulated deficit is $60,963,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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

  customer acceptance of our products;

  gains or losses of significant customers;

  the timing of, and potential unexpected delays in, our customer orders and product shipments;

  reduction in average selling prices and gross margins, which could occur either gradually or precipitously;

  inventory obsolescence;

  write-downs of accounts receivable;

  an interrupted or inadequate supply of semiconductor chips or other materials included in our products, for example, our source of supply for silicon wafers was, and may in the future be affected by earthquakes in Taiwan;

  our inability to protect our intellectual property;

  loss of key personnel;

  technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;

  the effect of terrorist attacks and any related conflicts or similar events worldwide;

  availability of third-party manufacturing capacity for production of certain products;

  the impact of a recurrence of severe acute respiratory syndrome, or SARS, upon our revenues and our supply sources for our products; and

  the impact of potential economic instability in the Asia- Pacific region.

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

In fiscal 2004, no customer accounted more than 10% of our total net revenues; however, two customers based in Europe and four customers based in Asia accounted for 40% of our total net revenues. In fiscal 2003, one customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total revenues, among these customers, one customer based in Europe accounted for 19% of our total net revenues. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, among these customers, three U.S. customers represented 15%, 14% and 11%, respectively. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our financial condition.

Our international operations are subject to certain risks.

During fiscal 2004, 2003, and 2002, sales to international customers accounted for approximately 86%, 67%, and 42% of our total net revenues, respectively. We anticipate that sales to international customers, including sales of REALmagic products, will continue to constitute a substantial percentage of our net revenues. Also, some of the foundries that manufacture our products and components are located in Asia.

Due to the concentration of international sales and the manufacturing capacity in Europe and Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from our foundries. Overseas sales and purchases to date have been denominated in U.S. dollars. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. If and when we engage in transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations. Further, the economic impact of a recurrence of SARS or a similar event in this region could adversely affect our revenues and our business as a whole.

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

Our products are subject to increasing price pressures

Some of our markets, especially the DVD segments, are characterized by intense price competition. The willingness of customers to design our chips in to their products depends to a significant extent, upon our ability to sell our products at competitive prices. We expect the average selling price of our existing products to decline significantly over the life of each product as the markets of our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have three lines of credit with a bank which allow for borrowings of $12.0 million, $3.0 million and $3.0 million, respectively. Under the agreements for these lines of credit, which expire in October 2004, we are subject to certain financial covenants. Since July 1997, we have, on occasion, been in violation of some of the covenants and in all cases have obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of January 31, 2004, we had no borrowings outstanding under any line of credit.

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
  Analog Devices;

  ATI Technologies;

  Broadcom;

  Cirrus Logic;

  Equator Technologies;

  ESS Technology;

  LSI Logic/C-Cube;

  Mediatek;

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

Our business strategy is, and has been, to focus on our REALmagic products by investing heavily in video decoding technology and WMV9. We have made substantial investments in product development based on the latest MPEG technology, MPEG-4. Though MPEG-4 has gained some market acceptance, there is increasing competition from the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not gain market share at our expense with these new technologies.

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

To be competitive, we must anticipate the needs of the market and successfully develop and introduce innovative new products in a timely fashion. We cannot assure you that we will be able to successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products. The introduction of new products may adversely affect sales of existing products and contribute to fluctuations in operating results from quarter to quarter. Our introduction of new products also requires that we carefully manage our inventory to avoid inventory surplus and obsolescence. Our failure to do so could adversely impact our results of operations. For example, during fiscal 2004 and 2003, we wrote down our inventory in the amount of approximately $0.6 million and $0.8 million respectively, because of a continuing decline in demand for certain of our PC- related products. In addition, new products, as opposed to more mature products, typically have higher initial component costs. These higher costs could result in downward pressures on our gross margins.

We face many risks because of our heavy reliance on certain manufacturers and suppliers that could harm our business and financial condition.

Our products and components are presently manufactured entirely by outside suppliers or foundries. We do not have long-term contracts with these suppliers. We conduct business with our suppliers on a written purchase order basis. Our reliance on independent suppliers subjects us to several risks. These risks include:

  the absence of adequate capacity;

  the unavailability of, or interruptions in access to, certain process technologies; and

  reduced control over delivery schedules, manufacturing yields and costs.

We obtain some of our components from a single source. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic silicon or our REALmagic multimedia cards currently obtained from a single source, including delays resulting from a recurrence of SARS, earthquakes or other business interruptions could have a material adverse impact on our sales of REALmagic products, and on our business.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-eight patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

Our stock price is volatile.

The market of our common stock has been subject to significant volatility, which is expected to continue. The following factors, among others, may have a significant impact on the market price of our common stock:
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

Revenue Recognition - We recognize revenues in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive revenues from three principal sources: product sales, product development contracts and service contracts.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or "Sell-through Basis"). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

In fiscal 2001, we began recognizing revenue from our primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, we granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although the returns are not frequent in nature, returns from this distributor cannot be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

Revenues from product development agreements were recognized in fiscal 2004 and 2003 when billed, earned, and collection was assured. In fiscal 2002, such revenue was recognized on the percentage of completion method. Under the percentage-of-completion method, estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $792,000, $458,000, and $406,000, for fiscal 2004, 2003 and 2002, respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenue were included in sales and marketing expenses. Support service revenues were $269,000, $127,000 and $0, for fiscal 2004, 2003 and 2002, respectively.

Accounts Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyond the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding credit worthiness. In fiscal 2004, 2003 and 2002, we recorded a provision (reversal) for bad debt allowance in the total amount of $(186,000), $60,000, and $60,000 respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories - We continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We may be required to take additional charges for excess and obsolete inventories if the current industry recovery falls below our expectation or we make changes in our current product development plans. We estimate inventory reserves for excess and obsolete inventories based on our assessments of future product sales giving consideration for factors such as the cyclical nature of our industry. These forecasts require us to estimate our ability to see demand for current and future products and compare those estimates with our current inventory levels. If these forecasts or estimates change adversely, or our product roadmaps change, then we would need further write down inventory.

Deferred Tax Assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a Company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a Company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

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

Interest Rate Sensitivity. At January 31, 2004, we did not hold any short-term investments.

At January 31, 2004, we had no borrowings outstanding under our $12.0 million, $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2004, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors' report appear on pages F-1 through F-23 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled "Proposal One-Election of Directors" contained in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning our executive officers is incorporated by reference to the information set forth at the end of Part I of this Annual Report on Form 10-K.

The information regarding compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

The information regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the section entitled "Management-Code of Ethics" contained in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference from the information set forth in the section entitled "Ratification of Independent Auditors - Principal Accounting Fees and Services" contained in the Proxy Statement.

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

(b) Reports on Form 8-K

On November 25, 2003, we filed a Current Report on Form 8-K dated November 25, 2003 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months ended October 31, 2003.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 15th day of April 2004.
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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:
Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 15, 2004
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 15, 2004
/s/ William J. Almon William J. Almon	Director	April 15, 2004
/s/ Julien Nguyen Julien Nguyen	Director	April 15, 2004
/s/ Lung C. Tsai Lung C. Tsai	Director	April 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
        Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
April 9, 2004

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND 2003 (In thousands, except share data)

                                                              2004       2003
                                                            ---------  ---------
ASSETS
CURRENT  ASSETS:
  Cash and cash equivalents............................... $  18,962  $     755
  Accounts receivable (net of allowances of
    $935 in 2004 and $922 in 2003)........................     5,283      4,366
  Inventories.............................................     2,614      2,472
  Restricted cash.........................................        --     12,000
  Prepaid expenses and other..............................       518        176
                                                            ---------  ---------
           Total current assets...........................    27,377     19,769

EQUIPMENT & LEASEHOLD IMPROVEMENTS - net..................     1,028      1,331
LONG - TERM INVESTMENTS...................................     1,313         --
OTHER  ASSETS.............................................        74        317
                                                            ---------  ---------
TOTAL..................................................... $  29,792  $  21,417
                                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit..................................... $      --  $  12,000
  Accounts payable........................................     1,666      1,502
  Accrued liabilities.....................................     1,838      1,681
  Current portion of capital lease obligations............         5        127
                                                            ---------  ---------
           Total current liabilities......................     3,509     15,310
                                                            ---------  ---------

OTHER LONG - TERM LIABILITIES.............................       261        305

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Common stock - no par value:  35,000,000
   shares authorized; shares outstanding:
   2004, 20,637,995; 2003, 16,642,571.....................    86,948     68,295
  Accumulated other comprehensive income..................        37         13
  Accumulated deficit.....................................   (60,963)   (62,506)
                                                            ---------  ---------
           Total shareholders' equity                         26,022      5,802
                                                            ---------  ---------
TOTAL..................................................... $  29,792  $  21,417
                                                            =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002 (In thousands, except per share data)

                                                  2004       2003       2002
                                                ---------  ---------  ---------
NET REVENUES...............................    $  30,520  $  18,139  $  13,437

COSTS AND EXPENSES:
  Cost of revenues.........................       11,705      8,126      7,909
  Research and development.................       10,000      8,366      8,123
  Sales and marketing......................        4,802      4,528      4,318
  General and administrative...............        2,499      2,966      2,758
                                                ---------  ---------  ---------
           Total costs and expenses........       29,006     23,986     23,108
                                                ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS                      1,514     (5,847)    (9,671)

  Interest income..........................          144        185        773
  Interest expense.........................         (131)      (270)      (584)
  Other income (expense), net..............           25       (159)      (906)
                                                ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES..........        1,552     (6,091)   (10,388)
INCOME TAX PROVISION (BENEFIT).............            9        (34)         4
                                                ---------  ---------  ---------

NET INCOME (LOSS)..........................    $   1,543  $  (6,057) $ (10,392)
                                                =========  =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic....................................    $    0.08  $   (0.37) $   (0.64)
                                                =========  =========  =========
  Diluted..................................    $    0.07  $   (0.37) $   (0.64)
                                                =========  =========  =========
SHARES USED IN COMPUTATION:
  Basic....................................       19,437     16,482     16,317
                                                =========  =========  =========
  Diluted .................................       22,390     16,482     16,317
                                                =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002 (In thousands, except share data)

                                                                    Accumu-
                                                                     lated
                                                           Share-    Other                           Total
                                                           holder   Compre-                         Compre-
                                     Common Stock          Notes    hensive    Accumu-              hensive
                                 -----------------------  Receiv-    Income     lated                Income
                                   Shares       Amount      able     (Loss)    Deficit     Total     (Loss)
                                 -----------  ----------  --------  --------  ----------  --------  --------
Balances, Febuary 1, 2001......  16,313,464  $   67,785  $     (1) $     54  $  (46,057) $ 21,781

Net loss.......................           -           -                         (10,392)  (10,392) $(10,392)
Unrealized loss on investments.           -           -                 (15)                  (15)      (15)
Accumulated translation
  adjustment...................           -           -                  (8)                   (8)       (8)
                                                                                                    --------
Comprehensive loss.............                                                                    $(10,415)
                                                                                                    ========
Common stock issued under
  stock plans..................      69,859         100         -         -           -       100
Cancellation of Active
  Designs shares...............      (5,281)         (1)        1         -           -         -
                                 -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2002.....  16,378,042      67,884         -        31     (56,449)   11,466

Net loss.......................           -           -                          (6,057)   (6,057) $ (6,057)
Unrealized loss on investments.           -           -                 (13)                  (13)      (13)
Accumulated translation
  adjustment...................           -           -                  (5)                   (5)       (5)
                                                                                                    --------
Comprehensive loss.............                                                                    $ (6,075)
                                                                                                    ========
Common stock issued under
  stock plans..................     264,529         411         -         -           -       411
                                 -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2003.....  16,642,571      68,295         -        13     (62,506)    5,802

Net income.....................           -           -                           1,543     1,543  $  1,543
Accumulated translation
  adjustment...................           -           -                  24                    24        24
                                                                                                    --------
Comprehensive loss.............                                                                    $  1,567
                                                                                                    ========
Issuance of common stock,
  net of issuance cost of $666.   3,056,644      16,301         -         -           -    16,301
Common stock issued under
  stock plans..................     938,780       2,352         -         -           -     2,352
                                 -----------  ----------  --------  --------  ----------  --------
Balances, January 31, 2004.....  20,637,995  $   86,948  $      -  $     37  $  (60,963) $ 26,022
                                 ===========  ==========  ========  ========  ==========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002 (In thousands)

                                                            2004      2003      2002
                                                          --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................$  1,543  $ (6,057) $(10,392)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
    Depreciation and amortization.........................    572       596       665
    Provision for inventory valuation.....................    647       745     1,398
    Provision (reversal) for bad debts and sales returns..   (186)       60        60
    Loss on disposal of assets............................      8        --        22
    Investment impairment charge..........................     --       172       927
    Accretion of contributed leasehold improvements.......    (83)      (27)       --
    Changes in operating assets and liabilities:
      Accounts receivable.................................   (731)   (2,258)    2,894
      Inventories.........................................   (789)    1,265     2,279
      Prepaid expenses and other..........................   (342)      345      (225)
      Accounts payable....................................    164       387    (1,308)
      Accrued liabilities and other.......................    184       278      (116)
                                                          --------  --------  --------
       Net cash provided by (used for)
         operating activities.............................    987    (4,494)   (3,796)
                                                          --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment additions.....................................   (265)     (697)     (172)
  Purchases of short-term investments.....................     --    (4,368)   (6,773)
  Maturity of short-term investments......................     --     5,298    10,722
  Long - term investments................................. (1,313)       --        --
  Other assets additions (reduction)......................    243      (216)     (118)
                                                          --------  --------  --------
      Net cash provided by (used for)
        investing activities.............................. (1,335)       17     3,659
                                                          --------  --------  --------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.............. 18,653       411       100
  Repayment of capital lease obligations..................   (122)     (230)     (321)
                                                          --------  --------  --------
      Net cash provided by (used for)
        financing activities.............................. 18,531       181      (221)
                                                          --------  --------  --------

Effect of exchange rates changes on cash..................     24        (5)       (8)
                                                          --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......... 18,207    (4,301)     (366)

CASH AND CASH EQUIVALENTS:
  Beginning of year.......................................    755     5,056     5,422
                                                          --------  --------  --------
  End of year............................................$ 18,962  $    755  $  5,056
(CONTINUED)                                               ========  ========  ========

CASH PAID FOR INTEREST...................................$    131  $    270  $    584
                                                          ========  ========  ========

CASH PAID (REFUND) FOR INCOME TAXES......................$      3  $    (34) $      4
                                                          ========  ========  ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Contributed leasehold improvements.....................$     12  $    400  $     --
                                                          ========  ========  ========
  Restricted cash balance offset against
    line of credit borrowings............................$ 12,000  $     --  $     --
                                                          ========  ========  ========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Natural of Operations - Sigma Designs, Inc. (the Company) develops, manufactures and markets Moving Picture Experts Group (MPEG) decoders primarily for consumer appliances and commercial systems. The Company sells its products to consumer equipment manufacturers, distributors, value-added resellers and corporate customers.

Principle of Consolidation - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the fiscal years are shown as ending on January 31, although the fiscal years actually ended on January 31, 2004, February 1, 2003, and February 2, 2002, respectively. Fiscal 2004, 2003 and 2002 each included 52 weeks.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The majority of the Company's cash and cash equivalents are on deposit with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $647,000, $745,000, and $1,398,000 to cost of revenues for the years ended January 31, 2004, 2003 and 2002, respectively.

Restricted Cash represents funds on deposit in accounts which have been assigned to the Company's lender under a bank line of credit (see Note 8) and as such, is unavailable to fund operations.

Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter. The contributed leasehold improvement provided by the landlord for the Company's current facility is amortized using the straight-line method over the leasehold period.

Long Lived Assets - The Company evaluates long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Revenue Recognition - The Company recognizes revenues in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: product sales, product development contracts and service contracts.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as the Company's shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or "Sell-through Basis"). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

In fiscal 2001, the Company began recognizing revenue from its primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which the Company accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, the Company granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although the returns are not frequent in nature, returns from this distributor could not be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

Revenues from product development agreements were recognized in fiscal 2004 and 2003 when billed, earned, and collection was assured. In fiscal 2002, such revenue was recognized on the percentage of completion method. Under the percentage-of-completion method, estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the need for revisions becomes evident. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $792,000, $458,000, and $406,000, for fiscal 2004, 2003 and 2002, respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenue were included in sales and marketing expenses. Support service revenues were $269,000, $127,000 and $0, for fiscal 2004, 2003 and 2002, respectively.

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

Income Taxes - Deferred income taxes are provided for temporary differences between financial statement and income tax reporting. Income taxes are accounted for under an asset and liability approach in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense has been recognized in the financial statement for employee stock arrangements granted at fair market value.

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Years Ended January 31,
                                                --------------------- ---------
                                                  2004       2003       2002
                                                ---------  ---------  ---------
  Stock Option Plans:
  ------------------
  Risk free interest rate.......................    3.00%      3.03%      4.67%
  Expected volatility...........................     103%       104%       104%
  Expected life (in years)......................     1.7        1.5        1.5
  Expected dividends............................      --         --         --

  Employee Stock Purchase Plans:
  -----------------------------
  Risk free interest rate.......................    0.95%      1.19%      1.87%
  Expected volatility...........................     103%       104%       104%
  Expected life (in years)......................     0.5        0.5        0.5
  Expected dividends............................      --         --         --

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributable to common shareholders would have been as follows (in thousands, except per share amounts):

                                                                  Years Ended January 31,
                                                              -------------------------------
                                                                2004       2003       2002
                                                              ---------  ---------  ---------
  Net income (loss) as reported                              $   1,543  $  (6,057) $ (10,392)
  Add: stock-based employee compensation expense
    included in reported net income (loss)..................      --         --          --
  Deduct: stock-based employee compensation expense
    determined under fair value based method................    (1,469)    (1,158)    (1,243)
                                                              ---------  ---------  ---------
  Pro forma net income (loss)............................... $      74  $  (7,215) $ (11,635)
                                                              =========  =========  =========

  Basic net income (loss) per share:
    As reported............................................. $    0.08  $   (0.37) $   (0.64)
                                                              =========  =========  =========
    Pro forma............................................... $    0.00  $   (0.44) $   (0.71)
                                                              =========  =========  =========
  Diluted net income (loss) per share:
    As reported............................................  $    0.07  $   (0.37) $   (0.64)
                                                              =========  =========  =========
    Pro forma..............................................  $    0.00  $   (0.44) $   (0.71)
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

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 9).

Fair Value of Financial Instruments - The Company believes that carrying amounts reported in the consolidated balance sheets as of January 31, 2004 and 2003 for cash, cash equivalents, restricted cash, and line of credit borrowings approximate fair market value.

Geographic Operating Information - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," provides annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 13).

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

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

2. INVESTMENTS

In fiscal 2003, the Company recorded approximately $172,000 of impairment losses in Other Expenses, net, which consists of $142,000 related to the write-off of the carrying amount of an investment of a closely- held technology company of which the Company owns less than 6% of the outstanding capital stock, due to the continued weakness in the software development industry, and $30,000 related to a joint venture partnership. In fiscal 2002, the Company recorded approximately $927,000 of impairment losses in Other Expenses, net, related to its investment in the same closely-held technology company.

Investments at January 31 consist of (in thousands):

                                                        2004       2003
                                                     ---------- ----------
      OEM headquartered in Europe....................   $1,000         --
      Local MPEG-4 service provider..................      263         --
      Start-up company, headquartered in China.......       50         --
                                                     ---------- ----------
      Total..........................................   $1,313         --
                                                     ========== ==========

3. INVENTORIES

Inventories at January 31 consist of (in thousands):

                                                        2004       2003
                                                     ---------- ----------
      Raw materials.................................      $389       $648
      Work in process...............................       380        515
      Finished goods................................     1,845      1,309
                                                     ---------- ----------
      Inventories...................................    $2,614     $2,472
                                                     ========== ==========

4. EQUIPMENT

Equipment at January 31 consists of (in thousands):

                                                        2004       2003
                                                     ---------- ----------
      Computers and test equipment..................    $3,641     $4,655
      Furniture and fixtures........................     1,166      1,277
      Other.........................................        94         94
                                                     ---------- ----------
      Total.........................................     4,901      6,026
      Accumulated depreciation and amortization.....    (3,873)    (4,695)
                                                     ---------- ----------
      Equipment - net...............................    $1,028     $1,331
                                                     ========== ==========

At January 31, 2004 and 2003, equipment with a net book value of $5,000 and $149,000 (net of accumulated amortization of $19,000 and $659,000, respectively), has been leased under capital leases.

5. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

                                                        2004       2003
                                                     ---------- ----------
      Accrued salary and benefits...................      $650       $530
      Accrued royaties..............................       344        186
      Accrued professional services.................       261        222
      Customer deposit..............................        11        252
      Other accrued liabilities.....................       572        491
                                                     ---------- ----------
      Total.........................................    $1,838     $1,681
                                                     ========== ==========

6. PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the year ended January 31, 2004 and January 31, 2003 are as follows (in thousands):

                              Balance                 Change in                   Balance
                            Beginning of             preexisiting                  End of
                              Period      Additions    warranty     Deductions     Period
Accrued Warranty:           ------------ ----------- -------------  -----------  ----------
  Year ended January 31,
  2004...................  $      66     $     117   $     (26)     $     (23)   $     134
  2003...................         39            51           7            (31)          66

7. COMMITMENTS AND CONTINGENCIES

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred or accrued any costs related to any claims under such indemnification provisions.

Leases - The Company's primary facilities are leased under a noncancelable lease which expires in September 2007. In addition, the Company leases certain equipment under capital lease arrangements. Future minimum annual payments under capital and operating leases are as follows (in thousands):

      Fiscal Year Ending                              Capital   Operating
        January 31,                                    Leases     Leases
      -------------------------------                ---------- ----------
           2005.....................................$        5 $      687
           2006.....................................        --        694
           2007.....................................        --        642
           2008.....................................        --        433
                                                     ---------- ----------
      Total minimum lease payments..................         5 $    2,456
      Amount representing interest..................        --  ==========
                                                     ----------
      Present value of minimum lease payments.......         5
      Current portion...............................        (5)
                                                     ----------
      Long-term portion.............................$       --
                                                     ==========

Rent expense was $720,000, $560,000, and $504,000 for fiscal 2004, 2003 and 2002, respectively, net of sublease income of approximately $37,000, $12,000 and $0 for fiscal 2004, 2003 and 2002, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2004, 2003 and 2002, the Company recorded royalty expense of $578,000, $406,000, and $85,000 respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The Plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

8. BANK LINES OF CREDIT

On October 31, 2003, the Company entered into an amended revolving line of credit, expiring in October 2004, bearing interest at a rate equal to the interest rate on the applicable Credit Support Securities plus 0.65% under which the Company can draw down a maximum of $12.0 million that would be primarily collateralized by funds drawn-down on deposit in accounts that would be assigned to the lender and would be included in the Company's consolidated balance sheet as restricted cash. Such cash would not be available to fund operations.

The Company also has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.1 million as of January 31, 2004. The line of credit will expire in October 2004 and is primarily collateralized by the Company's accounts receivable. In addition, the Company has a second bank line of credit of $3.0 million that expires in October 2004, which is secured by substantially all the Company's assets. As of January 31, 2004, the entire $3.0 million is available for borrowing. Both $3.0 million bank lines of credit bear interest at a rate equal to the "Prime rate" plus 1.5%.

As of January 31, 2004, the Company had no borrowings outstanding under all lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants.

9. SHAREHOLDERS' EQUITY

Common Stock

Net income (loss) per share - basic and diluted for the periods presented is computed by dividing net income (loss) by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net income (loss) per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                                     Years Ended January 31,
                                                --------------------- ---------
                                                  2004       2003       2002
                                                ---------  ---------  ---------
Numerator:
  Net income (loss) available to
    common shareholders, basic
    and diluted.............................    $   1,543  $  (6,057) $ (10,392)
                                                ---------  ---------  ---------
Denominator:
  Weighted average common shares
     outstanding............................       19,437     16,482     16,318
  Weighted average common shares
     outstanding subject to repurchase......           --         --         (1)
                                                ---------  ---------  ---------
Shares used in computation, basic...........       19,437     16,482     16,317
                                                ---------  ---------  ---------
Effect of dilutive securities:
  Stock options.............................        2,953         --         --
                                                ---------  ---------  ---------
Shares used in computation, diluted.........       22,390     16,482     16,317

Net income (loss) per share:
  Basic.....................................   $    0.08  $   (0.37) $   (0.64)
                                                =========  =========  =========
  Diluted...................................   $    0.07  $   (0.37) $   (0.64)
                                                =========  =========  =========

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

                                                     Years Ended January 31,
                                                --------------------- ---------
                                                  2004       2003       2002
                                                ---------  ---------  ---------
Stock options...........................              65      4,606      4,108

Stock Option Plan

During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan (the "2003 Director Plan") to replace the predecessor 1994 Director Stock Option Plan (the "1994 Director Plan"). A total of 200,000 shares of common stock are currently reserved for issuance under the 2003 Director Plan, in addition to the shares previously authorized under the 1994 Director Plan which remain available for grant and any additional shares that are available upon termination of options presently outstanding under the 1994 Director Plan.

During fiscal 2002, the Company adopted the 2001 employee stock option plan and reserved 500,000 shares of the Company's common stock for issuance under the plan, with automatic annual increases on the first day of the Company's fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. The Company's 1994 stock option plan provides for the granting of options to purchase up to 4,400,000 shares of common stock. Generally, the 1994 and 2001 plans provide for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the 1994 and 2001 plans become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2004 expire ten years from date of grant).

Stock option activity and balances are summarized as follow:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                          Number      Price
                                                            of         Per
                                                          Shares      Share
                                                        ----------- ----------
      Balances, February 1, 2001 (1,733,336
        exercisable at a weighted-average price
        of $2.48).....................................   3,421,181      $2.83

      Granted (weighted-average fair value of $0.93)..     837,500       1.28
      Canceled........................................    (148,887)      2.97
      Exercised.......................................      (1,825)      1.00
                                                        -----------
      Balances, January 31, 2002 (2,342,038
        exercisable at a weighted-average price
        of $2.60).....................................   4,107,969       2.51

      Granted (weighted-average fair value of $1.35)..     748,000       1.84
      Canceled........................................    (115,023)      2.43
      Exercised.......................................    (135,265)      1.33
                                                        -----------
      Balances, January 31, 2003 (2,824,354
        exercisable at a weighted-average price
        of $2.62).....................................   4,605,681       2.43

      Granted (weighted-average fair value of $3.51)..     588,500       4.77
      Canceled........................................     (62,792)      2.72
      Exercised.......................................    (869,453)      2.35
                                                        -----------
      Balances, January 31, 2004......................   4,261,936      $2.77
                                                        ===========

At January 31, 2004, options to purchase 389,632 shares were available for future grant. Effective February 1, 2004, an additional 825,519 shares resulting from the automatic annual increase of 4% of the Company's outstanding common stock were added to the shares available for issuance under the 2001 plan.

                            Options Outstanding          Options Exercisable
                     ---------------------------------- ----------------------

                       Number                             Number
                     Outstanding  Weighted    Weighted  Exercisable  Weighted
                         at        Average    Average       at       Average
 Range of Exercise   January 31,  Remaining   Exercise  January 31,  Exercise
       Prices           2004        Life       Price       2004       Price
-------------------- ----------- ----------- ---------- ----------- ----------
   $1.00 - $1.25        745,199        6.70      $1.19     359,539      $1.13
   $1.63 - $2.44      1,804,057        5.20      $2.12   1,256,914      $2.26
   $2.53 - $3.50      1,068,238        6.35      $3.25     635,240      $3.13
   $4.25 - $5.19        190,875        5.94      $4.31     141,632      $4.32
   $5.75 - $8.46        433,567        7.77      $6.03     158,340      $5.77
       $9.57             20,000        9.38      $9.57          --         --
-------------------- -----------                        -----------
   $1.00 - $9.57      4,261,936        6.06      $2.77   2,551,665      $2.65
==================== ===========                        ===========

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan and reserved 100,000 shares of the Company's common stock for issuance under the plan, with an automatic annual increase on the first day of the Company's fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2004, 2003 and 2002, 69,327, 129,264 and 68,034 shares were purchased at an average price of $4.51, $1.78 and $1.45 per share, respectively. At January 31, 2004, 310,936 shares under 2001 Purchase Plan remain available for future purchase. Effective February 1, 2004, Board of Directors resolved that an additional 50,000 shares be added to the shares available for issuance under the 2001 purchase plan.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                                January 31,
                                                            -------------------
                                                              2004      2003
                                                            --------- ---------
      Deferred tax assets:
        Net operating losses and tax credit carryforwards..  $28,989   $26,642
        Reserves not currently deductible..................    3,692     3,273
        Capitalized research and development expenditures..    1,282     1,232
        Other..............................................      127       300
                                                            --------- ---------
                                                              34,090    31,447
      Valuation allowance..................................  (34,090)  (31,447)
                                                            --------- ---------
      Net deferred taxes...................................   $  --     $  --
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

Net operating losses and tax credit carryforwards as of January 31, 2004 are as follows (in thousands):

                                                           Expiration
                                            Amount           Years
                                           ---------  --------- ----------
      Net operating losses, federal....   $  62,641       2009  -2024
      Net operating losses, state......       2,718       2005  -2015
      Tax credits, federal.............       4,082       2006  -2024
      Tax credits, state...............       3,137       2005  -Indefinite
      Net operating losses, foreign....       4,468             -

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

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

                                             2004       2003       2002
                                           ---------  ---------  ---------

      Computed at 35%...................  $     543  $  (2,060) $  (3,636)
      State taxes, expiration of net
        operating loss carryforwards....          2          2          2
      Valuation allowance...............      2,021      2,212      3,781
      Other.............................     (2,557)      (188)      (143)
                                           ---------  ---------  ---------
      Total.............................  $       9  $     (34) $       4
                                           =========  =========  =========

11. MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of net revenues in fiscal 2004 and 2003. Three domestic customers accounted for 15%, 14% and 11% of net revenues in fiscal 2002, respectively. No international customer accounted for more than 10% of net revenues in fiscal 2004 and 2002. One international customer accounted for 19% of net revenues in fiscal 2003.

No domestic customers accounted for more than 10% of accounts receivable in fiscal 2004 and 2003. One international customer accounted for 15% of accounts receivable in fiscal 2004, while another international customer accounted for 58% of accounts receivable in fiscal 2003.

12. RELATED PARTY TRANSACTIONS

During the third quarter of fiscal 2004, the Company invested approximately $1.0 million in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM is less than 7% and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $1.4 million, $0.3 million, and $0 in fiscal 2004, 2003, and 2002, respectively. The Company had an accounts receivable of $0.8 million and $0 from this OEM at January 31, 2004 and 2003, respectively. One of the Company's customers is a contract manufacturer that manufactures video equipment for this OEM. Revenues from product sales to this manufacturer totaled $2.3 million, $3.4 million, and $0.006 million for fiscal 2004, 2003, and 2002, respectively. The Company had an accounts receivable of $0.4 million and $2.9 million from this manufacture at January 31, 2004 and 2003, respectively. A portion of the Company's products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease is one year at the same market rate as the Company's operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 for an additional one year on the same terms.

13. SEGMENT AND GEOGRAPHICAL INFORMATION

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

For fiscal 2004, 2003 and 2002, the Company recorded sales to customers throughout the United States and Canada, Denmark, Japan, China, Taiwan, Hong Kong, and Korea; Germany, Belgium, Finland, The Netherlands, Norway, Sweden, the United Kingdom, France, Italy, Spain, Hungary, Portugal, Scotland, and Norway (collectively referred to as "Rest of Europe"); Singapore, Thailand, New Zealand, Turkey, Israel, Australia, South American and South Africa (collectively "Rest of Asia/New Zealand/Other Region").

The following table summaries total net revenues attributed to each product group as of and for the fiscal years ended January 31 (in thousands):

                                             2004       2003       2002
                                           ---------  ---------  ---------
  Boards..................................$   3,231  $   6,215  $   6,961
  Chipsets.................................  25,880     10,742      3,858
  Other....................................   1,409      1,182      2,618
                                           ---------  ---------  ---------
Total net revenues........................$  30,520  $  18,139  $  13,437
                                           =========  =========  =========

The following table summaries total net revenues attributed to each market segment as of and for the fiscal years ended January 31 (in thousands):

                                             2004       2003       2002
                                           ---------  ---------  ---------
  Commercial streaming video market.......$   1,806  $   3,751  $   6,944
  Consumer appliance market................  26,448     11,015      3,921
  PC add-in market.........................   1,179      2,630      2,166
  Other market.............................   1,087        743        406
                                           ---------  ---------  ---------
Total net revenues........................$  30,520  $  18,139  $  13,437
                                           =========  =========  =========

The following table summaries total net revenues and long- lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                             2004       2003       2002
                                           ---------  ---------  ---------
Net revenues:
  Taiwan................................   $   6,741  $     759  $   1,298
  Hong Kong.............................       4,404        975        811
  United States.........................       4,168      5,913      7,750
  Denmark...............................       3,785      3,780         47
  China.................................       3,566      1,388        442
  Korea.................................       3,375        791        172
  Rest of Europe........................       2,717      2,157      2,354
  Japan.................................         889      1,988        191
  Rest of Asia/New Zealand/Other Region.         853        360        360
  Canada................................          22         28         12
                                           ---------  ---------  ---------
Total net revenues*.....................   $  30,520  $  18,139  $  13,437
                                           =========  =========  =========

Long-lived assets:
  United States.........................   $     907  $   1,307
  Hong Kong.............................           8         12
  France................................         113         12
                                           ---------  ---------
Total long-lived assets.................   $   1,028  $   1,331
                                           =========  =========

*Net revenues are attributed to countries based on invoicing location of customer.

The follow table presents unaudited quarterly financial information for each of the Company's last eight quarters (in thousands, except per share data).

                                         First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
Year ended January 31, 2004:

Net revenues........................... $  7,835  $  7,874  $  7,470  $  7,341
Income from operations.................      473       668       134       239
Net income available to common
  shareholders.........................      426       671       149       297
Net income per share available
  to common shareholders:
  Basic................................ $   0.02  $   0.04  $   0.01  $   0.01
  Diluted.............................. $   0.02  $   0.03  $   0.01  $   0.01

Year ended January 31, 2003:

Net revenues........................... $  3,454  $  3,256  $  4,720  $  6,709
Loss from operations...................   (2,261)   (2,407)     (884)     (295)
Net loss attributable to common
  shareholders.........................   (2,307)   (2,552)     (871)     (327)
Net loss per share attributable
  to common shareholders:
  Basic................................ $  (0.14) $  (0.16) $  (0.05) $  (0.02)
  Diluted.............................. $  (0.14) $  (0.16) $  (0.05) $  (0.02)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Balance      Additions:   Deductions:   Balance
                                   at      Provision for  Write Offs      at
                               Beginning   (Reversal of) (Recoveries)   End of
       Classification           of Year      Bad Debts   of Accounts     Year
----------------------------- ----------- -------------- ------------ -----------
                                           (in thousands)
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
  2004......................    $     922    $   (186)    $   (199)   $    935
  2003......................        1,664          60          802         922
  2002......................        2,124          60          520       1,664

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Second Restated Articles of Incorporation.
3.2(7)	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.
3.6(9)	Bylaws of Registrant, as amended.
10.1(2)	Distribution Agreement dated September 10, 1985.
10.2(3)*	Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.4(4)*	Registrant's Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.
10.5(5)*	Registrant's 1994 Director Stock Option Plan and form of Director Option Agreement.
10.6(7)*	Registrant's 2001 Employee Stock Option Plan.
10.7(7)*	Registrant's 2001 Employee Stock Purchase Plan and Form of Subscription Agreement.
10.8(8)	Registrant's 2001 Loan and Security Agreement with Silicon Valley Bank, as amended.
10.9(9)	Lease between the Registrant and EOP-Industrial Portfolio, L.L.C.
10.10	Amendment to Registrant's 2001 Loan and Security Agreement with Silicon Valley Bank.
10.11	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank
21.1	Subsidiaries of the Registrant.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).
31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

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

(3) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-61549) file August 14, 1998.

(4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-86875) filed September 10, 1999.

(5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33- 74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

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

(9) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.