Form 10-Q
period 2004-05-01
SIGMA DESIGNS INC
filed 2004-06-10
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______to_______ .

Commission File Number 0-15116

Sigma Designs, Inc.

(Exact name of Registrant as specified in its charter)

California	94-2848099
(State of incorporation)	(I.R.S. Employer Identification No.)

1221 California Circle, Milpitas, CA 95035
(Address of principal executive offices)

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

Yes [X]	No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

    As of May 28, 2004, there were 20,715,077 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30,	January 31,
	2004	2004
Assets

Current assets:
Cash and cash equivalents	$19,631	$18,962
Accounts receivable, net	5,028	5,283
Inventories	3,059	2,614
Prepaid expenses & other	500	518

Total current assets	28,218	27,377

Equipment and leasehold improvements, net	1,046	1,028
Long-term investments	2,113	1,313
Other assets	101	74

Total	$31,478	$29,792

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,788	$1,666
Accrued liabilities	2,068	1,838
Current portion of capital lease obligation	4	5

Total current liabilities	4,860	3,509

Other long-term liabilities	244	261

Stockholders' equity:
Common stock	87,120	86,948
Accumulated other comprehensive income	54	37
Accumulated deficit	(60,800)	(60,963)

Total shareholders' equity	26,374	26,022

Total	$31,478	$29,792

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	April 30,
	2004	2003
Net revenues	$7,784	$7,835

Cost of expenses:
Costs of revenues	2,635	3,218
Research and development	3,104	2,440
Sales and marketing	1,204	1,189
General and administrative	714	515

Total costs and expenses	7,657	7,362

Income from operations	127	473
Interest and other income (expense), net	37	(38)

Income before income taxes	164	435
Provision for income taxes	1	9

Net income	$163	$426

Net income per share - basic	$0.01	$0.02

Shares used in computing net income per share - basic	20,674	17,628

Net income per share - diluted	$0.01	$0.02

Shares used in computing net income per share - diluted	23,326	20,089

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income	$163	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	159
Provision for inventory valuation	51	150
Provision for bad debts and sales returns	74	35
Accretion of contributed leasehold improvements	(21)	(20)
Changes in assets and liabilities:
Accounts receivable	181	(6)
Inventories	(496)	(597)
Prepaid expenses and other	(9)	(132)
Accounts payable	1,122	1,189
Accrued liabilities and other	234	359

Net cash provided by operating activities	1,391	1,563

Cash flows from investing activities:
Equipment additions	(110)	(89)
Long-term investments	(800)	--

Net cash used for investing activities	(910)	(89)

Cash flows from financing activities:
Net proceeds from sales of common stock	172	4,624
Repayments of capital lease obigations	(1)	(55)

Net cash provided by financing activities	171	4,569

Effect of exchange rate changes on cash	17	12

Net increase in cash and cash equivalents	669	6,055
Cash and cash equivalents, beginning of period	18,962	755

Cash and cash equivalents, end of period	$19,631	$6,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$66

Cash paid for income taxes	$1	$2

Noncash investing and financing activities:
Contributed leasehold improvements	$--	$12

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2004 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2004 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending April 30, 2004 and April 30, 2003, although the first quarter of fiscal 2005 and fiscal 2004 ended on May 1, 2004 and May 3, 2003, respectively.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method for equity instruments issued to employees and non-employees as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	April 30,
	2004	2003
Stock Option Plans:
---------------------------------------------------------
Risk free interest rate	2.67%	2.79%
Expected volatility	101%	103%
Expected life (in years)	1.4	1.6
Expected dividends	--	--

Employee Stock Purchase Plans:

---------------------------------------------------------
Risk free interest rate	1.02%	0.95%
Expected volatility	77%	103%
Expected life (in years)	0.5	0.5
Expected dividends	--	--

The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended
	April 30,
	2004	2003
Net income as reported	$163	$426
Add: Stock-based compensation expense included in reported net income	--	--
Deduct: Stock-based compensation expense determined under fair value based method	(384)	(311)

Pro forma net income (loss)	$(221)	$115

Basic net income (loss) per share:
As reported	$0.01	$0.02

Pro forma	$(0.01)	$0.01

Diluted net income (loss) per share:
As reported	$0.01	$0.02

Pro forma	$(0.01)	$0.01

3. Inventories

Inventories consisted of the following (in thousands):

	April 30,	January 31,
	2004	2004
Raw material	$550	$389
Work in process	294	380
Finished goods	2,215	1,845

Inventories	$3,059	$2,614

4. Lines of Credit

On October 31, 2003, the Company entered into an amended revolving line of credit, expiring in October 2004, bearing interest at a rate equal to the interest rate earned on certain certificates of deposit plus 0.65% under which the Company can draw down a maximum of $12.0 million that would be primarily collateralized by funds on deposit in accounts that would be assigned to the lender and would be included in the Company's consolidated balance sheet as restricted cash. Such cash would not be available to fund operations. As of April 30, 2004, there were no funds available to draw down under this line of credit since the Company had not made any deposit with the bank as collateral.

The Company also has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.6 million as of April 30, 2004. The line of credit will expire in October 2004 and is primarily collateralized by the Company's accounts receivable. In addition, the Company has a second bank line of credit of $3.0 million that expires in October 2004, which is secured by substantially all the Company's assets. As of April 30, 2004, the entire $3.0 million is available for borrowing. Both $3.0 million bank lines of credit bear interest at a rate equal to the "Prime rate" plus 1.5%.

As of April 30, 2004, the Company had no borrowings outstanding under any of its lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants.

5. Net Income per Share

Net income per share - basic for the periods presented is computed by dividing net income by the weighted average of common shares outstanding (excluding shares subject to repurchase). Net income per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income per share computation for the periods presented (in thousands except per share data):

	Three months ended
	April 30,
	2004	2003
Numerator:
Net income	$163	$426

Denominator:
Weighted average common shares outstanding	20,674	17,628

Shares used in computation, basic	20,674	17,628
Effect of dilutive securities:
Stock Options	2,652	2,461

Shares used in computation, diluted	23,326	20,089

Net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended
	April 30,
	2004	2003
Stock options	65	290

6. Comprehensive Income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three months ended
	April 30,
	2004	2003

Net income:	$163	$426
Other comprehensive income
- cumulative thanslation adjustment	17	12

Total comprehensive income	$180	$438

7. Segment Disclosure

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

8. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total revenues during the first quarter of fiscal 2005 and 2004. Sales to four international customers accounted for 12%, 11%, 10% and 10%, respectively, of the Company's total revenue during the first quarter of fiscal 2005, as compared with sales to four international customers which accounted for approximately 18%, 17%, 11% and 10% of total net revenues for the same quarter of fiscal 2004.

9. Related party transactions

During the third quarter of fiscal 2004, the Company invested approximately $1.0 million in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM is less than 7% and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $0.7 million in the first quarter of fiscal 2005 and $33,000 in the first quarter of fiscal 2004. The Company had accounts receivable of $0.7 million and $0.2 million from this OEM at April 30, 2004 and 2003, respectively. One of the Company's customers is a contract manufacturer that manufactures video equipment for this OEM. Revenues from product sales to this manufacturer totaled $0.3 million, and $1.3 million for the first quarter of fiscal 2005 and 2004, respectively. The Company had accounts receivable of $0 and $1.4 million from this manufacturer at April 30, 2004 and 2003, respectively. A portion of the Company's products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

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

10. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three months ended April 30, 2004 and April 30, 2003 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period

Accrued Warranty Three months
Ended: April 30, 2004	$134	$24	$9	$(6)	$161
Accrued Warranty Three months
Ended: April 30, 2003	66	3	(41)	(8)	20

11. Contingencies

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

12. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the financial position, results of operations or cash flows of the Company.

In May 2003, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

13. Subsequent Event

On June 7, 2004, pursuant to a Preferred Stock Rights Agreement (the "Rights Agreement") , the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of the Company's Series D Participating Preferred Stock ("Series D Preferred") for each outstanding share of Common Stock of the Company. The dividend is payable on June 18, 2004 to stockholders of record as of the close of business on that date. Each Right will initially entitle shareholders to purchase a fractional share of the Company's Series D Preferred, subject to adjustment, though the Rights will not be exercisable unless triggered by certain events. In the event that a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, fifteen percent or more of the Company's common stock, the Rights will become exercisable. The exercise of each Right (and payment of the exercise price thereof, i.e., $58.00), will effectively result, for all Rights holders except the acquiring person or group, in the acquisition of twice the number of shares of the Company's common stock (or in certain cases, shares of the third party acquirer) that could be purchased in the market for the exercise price of each Right (unless the Rights are previously redeemed by the Company for $0.001 per Right in the case where the Company wishes to proceed with the tendered offer).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2004 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $163,000, or $0.01 per basic and diluted share, on net revenues of $7,784,000 for the quarter ended April 30, 2004, compared to net income of $426,000, or $0.02 per basic and diluted share, on net revenues of $7,835,000 for the same quarter in the prior year.

Our primary product groups include boards, chipsets and other. Our board products consist primarily of a series of PC based solutions using the NetStreeam and Xcard brand names, as well as certain customized development boards that are sold into the IP video application market, advanced DVD/media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series and EM8620 series for the IP video application market, advanced DVD/media player market as well as the PC add-in market. Products in the "other product" group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

Our primary market segments are the IP video application market, advanced DVD/media player market, PC add-in and other markets, and HDTV product market. The IP video application market consists primarily of a range of consumer and commercial products that perform the distribution and receiving of streaming video using IP. The advanced DVD/media player market consists primarily of a range of set-top and portable products that perform playback of local digital media stored on optical or hard disk formats. The HDTV product market consists primarily of a range of digital television sets offering high definition capability. The PC add-in and other markets consist primarily of a range of decoding solutions for PC-based DVD playback and streaming video.

Net Revenues. Net revenues for the first quarter of fiscal 2005 decreased 1% as compared to the same quarter last year. The slight decrease in net revenues is primarily attributable to the decline in unit sales, as well as the lower average selling prices of our MPEG chipset products into the advanced DVD/media player market, partially offset by increased unit sales of MPEG board and chipset products as well as our new Windows Media Video 9 (WMV9) chipset products to the IP video application market and the WMV9 chipset products to the advanced DVD/media player market.

The following table sets forth our net revenues in each product group (in thousands):

	Three months ended
	April 30,
	2004	2003

Boards	$1,225	$729
Chipsets	6,402	6,902
Other	157	204

Total net revenues	$7,784	$7,835

Sales of MPEG board products for the first quarter of fiscal 2005 increased 68% to $1,225,000 as compared to $729,000 for the corresponding period in the prior year. Sales of MPEG chipset products for the first quarter of fiscal 2005 decreased 7% to $6,402,000, as compared to $6,902,000 for the same period last year. Sales of other products for the first quarter of fiscal 2005 decreased 23% to $157,000 as compared to $204,000 for the corresponding period in the prior year. Sales of MPEG-based boards and chipsets together represented 98% and 97% of net revenues for the quarters ended April 30, 2004 and 2003, respectively. Other products represented 2% and 3% of net revenues for the quarters ended April 30, 2004 and 2003, respectively.

The increase in net revenues from MPEG-based board products for the three months ended April 30, 2004 compared to the same quarter last year is mainly attributable to increased unit sales of project-based and commercial streaming boards for IP video applications. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on the chipset products in the IP video application market and advanced DVD/media player market. The decrease in net revenues from MPEG-based chipsets for the three months ended April 30, 2004 compared to the same quarter last year is largely due to lower unit sales, as well as the lower average selling prices of our chipset products to advanced DVD player manufacturers. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the advanced DVD/media player market which still remains in an emerging phase. The "Other" category primarily includes revenue from Netstream consoles for the IP video application market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decrease in net revenues from other products for the three months ended April 30, 2004 compared to the same quarter last year is primarily attributable to decreased sales of Netstream consoles and a reduction in engineering development projects, partially offset by the increased support service revenues. We had no development fees for the three months ended April 30, 2004 as compared to $44,000 for the three months ended April 30, 2003. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by market segment (in thousands):

	Three months ended
	April 30,
	2004	2003

IP video application market	$4,758	$2,320
Advanced DVD/media player market	2,532	4,429
HDTV product market	32	--
PC add-in and other markets	462	1,086

Total net revenues	$7,784	$7,835

For the three months ended April 30, 2004, revenues from sales of our products to the IP video application market increased 105% to $4,758,000, from $2,320,000 for the same quarter of last year. Revenues from sales of our products to the advanced DVD/media player market decreased 43% to $2,532,000, from $4,429,000 for the same quarter of last year. Revenues from sales to the PC add-in and other markets decreased 57% to $462,000 from $1,086,000 for the same quarter of last year.

The significant increase in revenues from sales of our products to the IP video application market in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 is mainly attributable to the increase in internet protocol television (IPTV) deployment and entry into digital media adapters (DMAs). We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments. The significant decrease in revenues from sales of our products to the advanced DVD/media player market in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 is attributable to decreased unit sales, as well as the selling price of our MPEG chipsets to advanced DVD player manufacturers, partially offset by increased sales of our WMV9 chipsets to such manufacturers. We expect revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. We expect revenues from the advanced DVD/media player market to fluctuate. We began the shipment of HDTV applications during the second quarter of fiscal 2004, and expect the revenues in the HDTV product market to increase slowly over the near term. The category "PC add-in and other markets" in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decrease in revenues from sales of our products to the PC add-in and other markets in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 is due the continuing decline in the demand for PC add-in products, which represents a relatively insignificant portion of our business at this point in time, and our decision to focus on the consumer appliance markets instead of the products in the PC add-in market. We expect our revenues from the PC add-in and other markets to continue to be relatively insignificant in future periods.

The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended
	April 30,
	2004	2003

North America	$1,150	$937
Asia	5,398	5,076
Europe	1,236	1,822

Total net revenues	$7,784	$7,835

Revenues from North America represented 15% of net revenues for the quarter ended April 30, 2004 as compared with 12% in the comparable period of the prior year. Our international sales represented 85% of net revenues for the quarter ended April 30, 2004, as compared with 88% in the comparable period of the prior year.

North America revenues increased 23% to $1,150,000 for the three months ended April 30, 2004 from $937,000 for the three months ended April 30, 2003. The increase for the quarter ended April 30, 2004 is largely due to the increased sales of our board and chipset products in the IP video application market. The total revenues from Asia for the three months ended April 30, 2004 increased 6% to $5,398,000 from $5,076,000 for the three months ended April 30, 2003. The increase from revenues from Asia for the quarter ended April 30, 2004 is largely due to the increased sales of our chipset products to the IP video application market. The revenues from Europe decreased 3% to $1,236,000 from 1,822,000 for the three months ended April 30, 2003. The decrease in revenues from Europe for the quarter ended April 30, 2004 is primarily attributable to the decreased unit sales, as well as the lower average selling prices of our chipset products in the advanced DVD/media player market.

Our Asia revenues in the first quarter of fiscal 2005 were derived predominantly from customers in China, Taiwan and Japan. Revenues generated from China, Taiwan and Japan for the quarter ended April 30, 2004 accounted for 26%, 20% and 13% of our total net revenues, respectively, as compared to 10%, 19% and 3% for the quarter ended April 30, 2003. Our European revenues in the first quarter of fiscal 2005 were derived predominantly from customers in Denmark. Revenues generated from customers in Denmark for the quarter ended April 30, 2004 accounted for 13% of our total net revenues, as compared to 18% for the quarter ended April 30, 2003.

No sales to U.S. customers accounted for more than 10% of total revenues for the quarters ended April 30, 2004 and 2003. Sales to four international customers accounted for 12%, 11%, 10%, and 10% of our total revenues, respectively, during the first quarter of fiscal 2005, as compared with sales to four international customers which accounted for approximately 18%, 17%, 11%, and 10% of total net revenues for the same quarter of fiscal 2004.

Gross Margin. Our gross margins for the quarter ended April 30, 2004 were 66% as compared to 59% during the same period last year. This improvement was due to our continuing efforts to reduce the cost of our original MPEG boards and chipsets, and to the introduction and sales of our new higher-margin MPEG-4 chipset products. In addition, the provisions for inventory obsolescence which were included in cost of revenues decreased to $51,000 in the first quarter of fiscal 2005, as compared to $150,000 in the first quarter of fiscal 2004. Costs related to support service revenues and development revenues were included in sales and marketing expense, and research and development expenses, respectively. We expect our gross margins will vary from period to period due to changes in the mix of product sales, selling prices, including the effect of volume discounts, our costs, the extent of development fees, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses during the first quarter of fiscal 2005 were approximately $1.2 million, roughly flat compared to the same period in fiscal 2004. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to expand our sales and marketing organization. Research and development expenses increased by $664,000, or 27%, to approximately $3.1 million during the first quarter of fiscal 2005. This increase in research and development expenses compared to last year resulted from the additions of engineering staff at our headquarters and our Hong Kong office, and mask charges and tape out costs of our new silicon. As a result of the continuing efforts in the development of our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses increased by $199,000, or 39%, to approximately $714,000 during the first quarter of fiscal 2005. The increase in the first quarter of fiscal 2005 was mainly attributable to the recovery of approximately $200,000 of bad debt expense in the first quarter of fiscal 2004, which reduced general and administrative expenses in that quarter. Excluding the recovery of bad debt expense, general and administrative expenses were essentially flat in the first quarter of fiscal 2005 as compared to the same period of fiscal 2004. We expect our general and administrative expenses will increase in absolute dollar terms in future periods due to the continually increasing cost of insurance, professional services and other expenditures associated with our business.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, our principal sources of liquidity consisted of cash and cash equivalents of $19.6 million, an increase of $0.6 million compared with $19.0 million at January 31, 2004. This increase resulted from $1.4 million generated from operating activities, and $0.2 million from the exercise of stock options by employees, which was partially offset by capital equipment expenditures of $0.1 million and a $0.8 million equity investment in a closely-held local wireless technology company.

We do not have guaranteed price or quantity commitments with any of our suppliers. The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations, aggregated by category of contractual obligation as of January 31, 2004.

Contractual Obligations	Total	Capital	Operating
Payments Due by Period		Leases	Leases

1 year or less	$692	$5	$687
1-3 years	1,336	--	1,336
3-5 years	433	--	433
More than 5 years	--	--	--

Total	$2,461	$5	$2,456

On October 31, 2003, we entered into an amended and restated revolving line of credit, expiring in October 2004, under which we can draw down a maximum of $12.0 million that would be primarily collateralized by funds on deposit in accounts that would be assigned to the lender and would be included in our consolidated balance sheet as restricted cash. Such cash would not be available to fund operations. As of April 30, 2004, there were no funds available to draw down under this line of credit since we had not made any deposit with the bank as collateral. We also have a $3.0 million bank line of credit under which we had availability to draw down approximately $1.6 million as of April 30, 2004. That line of credit will also expire in October 2004 and is primarily collateralized by our accounts receivable. In addition, we have a second bank line of credit of $3.0 million that expires in October 2004, which line is secured by substantially all of our assets. The entire $3.0 million is available for borrowing. As of April 30, 2004, we had no borrowings outstanding under any line of credit. Under the agreements and the notes for these lines of credit, we are subject to certain financial covenants. As of April 30, 2004, we were in compliance with these covenants.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the three months ended April 30, 2004, it is possible that our operations will consume cash in future periods. Other than the obligations under certain contractual agreements shown on the above table, we currently have no long-term debt. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

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

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market

The majority of our current revenues come from the sale of chipsets into emerging consumer applications, including IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telco video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be able to sustain profitable operations in the future.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic® products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with a decline in demand for our REALmagic products. Since our inception through April 30, 2004, our total accumulated deficit is $60,800,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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
  the level of acceptance of our products by our OEM customers, and acceptance of our OEM customers' products by their end user customers;
  shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors;
  gains or losses of significant customers;
  the timing of, and potential unexpected delays in our customer orders and product shipments;
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

In the first quarter of fiscal 2005, three customers based in Asia and one customer based in Europe accounted for 43% of our total revenues, as compared with three customers based in Asia and one customer based in Europe which accounted for approximately 56% of total net revenues for the same quarter of fiscal 2004. In fiscal 2004, no customer accounted for more than 10% of our total net revenues; however, two customers based in Europe and four customers based in Asia accounted for 40% of our total net revenues. In fiscal 2003, one customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total revenues, among these customers, one customer based in Europe accounted for 19% of our total net revenues. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, and among these customers, three U.S. customers represented 15%, 14% and 11% of our total net revenues, respectively. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our international operations are subject to certain risks.

Our international sales represented 85% of net revenues for the quarter ended April 30, 2004, as compared with 88% in the comparable period of the prior year. During fiscal 2004, 2003, and 2002, sales to international customers accounted for approximately 86%, 67%, and 42% of our total net revenues, respectively. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

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

Our products are subject to increasing price pressures.

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

We have three lines of credit with a bank which allow for borrowings of $12.0 million, $3.0 million and $3.0 million, respectively. Under the agreements for these lines of credit, which expire in October 2004, we are subject to certain financial covenants. In the past, we had, on occasion, been in violation of some of the covenants and in all cases, obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of April 30, 2004, we had no borrowings outstanding under any line of credit.

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

We cannot assure you that we will be able to make these advancements to our REALmagic technology. Even if we do make these advances, we cannot assure you that we will be able to achieve and maintain technological leadership. Any material failure by us or OEMs and software developers to develop or incorporate any required improvement could adversely affect the continued acceptance of our technology and the introduction and sale of future products based on our technology. We cannot assure you that products or technologies developed by others will not render our technology and the products based on our technology obsolete.

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

If we are required to expense options granted under our employee stock plan as compensation, our net income and earnings per share would be significantly reduced and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Certain proposals related to accounting for the grant of an employee stock option as an expense have been issued for comment by the Financial Accounting Standards Board. If such proposals are implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUTNING POLICIES

There have been no significant changes to the Company's critical accounting policies as described in the Company's 2004 Form 10K.

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

Interest Rate Sensitivity. At April 30, 2004, we did not hold any short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

At April 30, 2004, we had no borrowings outstanding under our $12.0 million, $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at April 30, 2004, the fair value of these foreign currency amounts would decline by an immaterial amount.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          On March 16, 2004, we filed a Current Report on Form 8-K dated March 16, 2004 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months and year ended January 31, 2004.

          On February 25, 2004, we filed a Current Report on Form 8-K dated February 23, 2004, to furnish our press release reporting our preliminary results for the three months ended January 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC. (Registrant)
Date: June 10, 2004	By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Exercutive Officer)

	By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)