Form 10-Q
period 2004-07-31
SIGMA DESIGNS INC
filed 2004-09-09
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______to_______ .

Commission File Number 0-15116

Sigma Designs, Inc.

(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organiation)	(IRS. Employer Identification Number.)

1221 California Circle, Milpitas, CA 95035
(Address of principal executive offices including zip code)

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

Yes [X]	No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [X]	No [ ]

    As of August 27, 2004, there were 20,815,694 shares of the Registrant's Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 31, 2004	January 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$17,887	$18,962
Accounts receivable, net	5,881	5,283
Inventories	3,849	2,614
Prepaid expenses & other	472	518

Total current assets	28,089	27,377
Equipment and leasehold improvements, net	1,127	1,028
Long-term investments	3,313	1,313
Other assets	100	74

Total assets	$32,629	$29,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,542	$1,666
Accrued liabilities and other	1,988	1,838
Current portion of capital lease obligation	2	5

Total current liabilities	4,532	3,509

Other long-term liabilities	227	261

Shareholders' equity:
Common stock	87,446	86,948
Accumulated other comprehensive income	55	37
Accumulated deficit	(59,631)	(60,963)

Total shareholders' equity	27,870	26,022

Total liabilities and shareholders' equity	$32,629	$29,792

*	See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net revenues	$8,088	$7,874	$15,872	$15,709

Costs and expenses:
Cost of revenues	2,300	2,762	4,935	5,980
Research and development	2,848	2,634	5,952	5,074
Sales and marketing	1,222	1,169	2,426	2,358
General and administrative	935	641	1,649	1,156

Total cost and expenses	7,305	7,206	14,962	14,568

Income from operations	783	668	910	1,141

Interest and other income (expense), net	416	4	453	(34)

Income before income taxes	1,199	672	1,363	1,107

Provision for income taxes	30	1	31	10

Net income	$1,169	$671	$1,332	$1,097

Basic net income per share	$0.06	$0.04	$0.06	$0.06

Shares used in computing net income per share - basic	20,750	19,152	20,712	18,390

Diluted net income per share	$0.05	$0.03	$0.06	$0.05

Shares used in computing net income per share - diluted	23,135	22,653	23,230	21,371

*	See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,332	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224	306
Provision for inventory valuation	91	343
Provision for bad debts and sales returns	100	50
Accretion of contributed leashold improvements	(42)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(698)	275
Inventories	(1,326)	(1,526)
Prepaid expenses and other	20	(90)
Accounts payable	876	1,314
Accrued liabilities and other	158	280

Net cash provided by operating activities	735	2,008
Cash flows from investing activities:
Equipment additions	(323)	(122)
Long-term investments	(2,000)	--

Net cash used for investing activities	(2,323)	(122)
Cash flows from financing activities:
Net proceeds from sales of common stock	498	17,625
Repayment of capital lease obligations	(3)	(107)

Net cash provided by financing activities	495	17,518

Effect of exchange rates changes on cash	18	17

Increase (decrease) in cash and cash equivalents	(1,075)	19,421
Cash and cash equivalents, beginning of period	18,962	755

Cash and cash equivalents, end of period	$17,887	$20,176

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$108

Cash paid for income taxes	$1	$3

Noncash investing and financing activities:
Contributed leashold improvements	$--	$12

*	See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2004 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended July 31, 2004 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending July 31, 2004 and 2003, although the second quarter of fiscal 2005 and fiscal 2004 ended on July 31, 2004 and August 2, 2003, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
Stock option Plans:	2004	2003	2004	2003
Risk-free interest rate	2.68%	3.44%	2.68%	3.35%
Expected volatility	72%	103%	87%	103%
Expected life (in years)	1.4	1.7	1.4	1.7
Expected dividends	--	--	--	--

Employee Stock Purchase Plan:
Risk-free interest rate	1.02%	0.95%	1.02%	0.95%
Expected volatility	77%	103%	77%	103%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividends	--	--	--	--

The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income as reported	$1,169	$671	$1,332	$1,097
Deduct: stock-based employee compensation expense determined under fair value based method	(360)	(404)	(744)	(715)

Pro forma net income	$809	$267	$588	$382

Basic net income per share:
As reported	$0.06	$0.04	$0.06	$0.06
Pro forma	$0.04	$0.01	$0.03	$0.02

Diluted net income per share:
As reported	$0.05	$0.03	$0.06	$0.05
Pro forma	$0.03	$0.01	$0.03	$0.02

3. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
Raw materials	$966	$389
Work in process	356	380
Finished goods	2,527	1,845

Inventories	$3,849	$2,614

4. Lines of Credit

On October 31, 2003, the Company entered into an amended revolving line of credit expiring in October 2004 and bearing interest at a rate equal to the interest rate earned on certain certificates of deposit plus 0.65%, under which the Company can draw down a maximum of $12.0 million that would be primarily collateralized by funds on deposit in accounts that would be assigned to the lender and would be included in the Company's consolidated balance sheet as restricted cash. Such restricted cash would not be available to fund operations. As of July 31, 2004, there were no funds available to draw down under this line of credit since the Company had not made any deposit with the bank as collateral.

The Company also has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.5 million as of July 31, 2004. The line of credit will expire in October 2004 and is primarily collateralized by the Company's accounts receivable. In addition, the Company has a second bank line of credit of $3.0 million that expires in October 2004, which is secured by substantially all the Company's assets. As of July 31, 2004, the entire $3.0 million was available for borrowing. Both $3.0 million bank lines of credit bear interest at a rate equal to the "Prime Rate" plus 1.5%.

As of July 31, 2004, the Company had no borrowings outstanding under any of its lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants. As of July 31, 2004, the Company was in compliance with these covenants.

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

The following table sets forth the basic and diluted net income per share computation for the periods presented (in thousands except per share data):
	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net income	$1,169	$671	$1,332	$1,097
Denominator:
Weighted average common shares outstanding	20,750	19,152	20,712	18,390

Shares used in computation, basic	20,750	19,152	20,712	18,390
Effect of dilutive secutiries:
Stock options	2,385	3,501	2,518	2,981

Shares used in computation, diluted	23,135	22,653	23,230	21,371

Net income per share:
Basic	$0.06	$0.04	$0.06	$0.06
Diluted	$0.05	$0.03	$0.06	$0.05

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):
	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Stock options	80	--	80	--

6. Comprehensive Income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income	$1,169	$671	$1,332	$1,097
Other comprehensive income
- cumulative translation adjustments	1	5	18	17

Total comprehensive income	$1,170	$676	$1,350	$1,114

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

8. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total revenues during the second quarter of fiscal 2005 and 2004. Sales to three international customers accounted for 22% (see Note 9 below), 21%, and 12%, respectively, of the Company's total revenue during the second quarter of fiscal 2005, as compared with sales to one international customer which accounted for approximately 11% of total net revenues for the same quarter of fiscal 2004. No sales to any U.S. customers accounted for more than 10% of total revenues during the first half of fiscal 2005 and 2004. Sales to three international customers accounted for 16%, 14%, 10%, respectively, of the Company's total revenue during the first half of fiscal 2005, as compared with sales to one international customer which accounted for approximately 10% of total net revenues for the same period of fiscal 2004..

9. Related party transactions

During the third quarter of fiscal 2004 and the second quarter of fiscal 2005, the Company invested approximately $1.0 million and $1.0 million, respectively, in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM was less than 7% for the quarter ended July 31, 2003 and less than 10% for the quarter ended July 31, 2004 and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $1.8 million in the second quarter of fiscal 2005 and $233,000 in the same period of fiscal 2004. The Company had revenue from product sales to this OEM of $2.5 million in the first half of fiscal 2005 and $0.3 million in the same period of fiscal 2004. In June 2004, the Company accepted a one-time return of certain chipset products from this OEM in exchange for similar products with an aggregate sales price of $262,000. The Company had accounts receivable of $1.7 million and $33,000 from this OEM at July 31, 2004 and 2003, respectively. One of the Company's customers is a contract manufacturer that manufactures video equipment for this OEM. Revenues from product sales to this manufacturer totaled $3,000, and $10,000 for the second quarter of fiscal 2005 and 2004, respectively. Revenues from product sales to this manufacturer totaled $0.3 million, and $1.3 million for the first half of fiscal 2005 and 2004, respectively. The Company had accounts receivable of $0 and $10,000 from this manufacturer at July 31, 2004 and 2003, respectively. A portion of the Company's products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease is one year at the same market rate as the Company's operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 for an additional year on the same terms.

10. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and six months ended July 31, 2004 and July 31, 2003 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three months
Ended: July 31, 2004	$161	$13	$14	$(26)	$162
Ended: July 31, 2003	20	2	--	(6)	16

Accrued Warranty Six months
Ended: July 31, 2004	134	37	23	(32)	162
Ended: July 31, 2003	66	5	(41)	(14)	16

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

In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF No. 03-01"). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

13. Legal Proceeding

On August 23, 2004, the Company was sued in Los Angeles Superior Court by several motion pictures companies in an action titled Paramount Pictures Corp., et al. v. Sigma Designs, Inc. The suit alleged that the Company breached a license agreement by incorrectly selling DVD decoder chips incorporating Content Scramble System ("CSS") technology. The complaint seeks an injunction and reasonable attorney fees. The parties are currently engaged in settlement discussions and are acting in good faith to promptly resolve the matter out of court. Given the early stage of the proceedings, management is unable to predict the outcome, though an unfavorable outcome is not likely to have a material impact to the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit)and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2004 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $1,169,000, or $0.06 per basic share and $0.05 per diluted share on net revenues of $8,088,000 for the quarter ended July 31, 2004, compared to net income of $671,000, or $0.04 per basic share and $0.03 per diluted share on net revenues of $7,874,000 for the same quarter in the prior year. For the six months ended July 31, 2004, we reported net income of $1,332,000, or $0.06 per basic and diluted share on net revenues of $15,872,000, compared to net income of $1,097,000, or $0.06 per basic share and $0.05 per diluted share on net revenues of $15,709,000 for the same period in the prior year.

Our primary product groups include boards, chipsets and other. Our board products consist primarily of a series of PC based solutions using the NetStream and Xcard brand names, as well as certain customized development boards that are sold into the Internet Protocol (IP) video application market, advanced DVD/media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series and EM8620 series for the IP video application market, advanced DVD/media player market as well as the PC add-in market. Products in the "other product" group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

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

Net Revenues. Net revenues for the second quarter and first half of fiscal 2005 increased 3% and 1%, respectively, as compared to the same periods last year. The increase in net revenues for the second quarter of fiscal 2005 is primarily attributable to the increase in unit sales of our MPEG chipset products and our new Windows Media Video 9 (WMV9) chipsets into the IP video application market and advanced DVD/media player market, offset by (1) the lower average selling prices of our MPEG chipset products into the IP video application market and advanced DVD/media player market, (2) decreased unit sales of chipset products to the PC add-in market, and (3) decreased engineering development fees. The increase in net revenues for the first half of fiscal 2005 is primarily attributable to the increase in unit sales of our MPEG chipset products and our new WMV9 chipsets, and project-based board products into the IP video application market, offset by (1) the lower average selling prices of MPEG chipset products into the IP video application market, (2) the decrease in unit sales, as well as the lower selling prices of our MPEG chipset products to advanced DVD/media player market, (3) decreased unit sales of chipset products to the PC add-in market, and (4) decreased engineering development fees.

During the third quarter of fiscal 2004 and the second quarter of fiscal 2005, we invested approximately $1.0 million and $1.0 million, respectively, in an original equipment manufacturer (the "OEM") headquartered in Europe. Our ownership interest in the OEM was less than 7% for the quarter ended July 31, 2003 and less than 10% for the quarter ended July 31, 2004 and is accounted for using the cost method. We had revenue from product sales to this OEM of $1.8 million in the second quarter of fiscal 2005 and $233,000 in the same period of fiscal 2004. We had revenue from product sales to this OEM of $2.5 million in the first half of fiscal 2005 and $0.3 million in the same period of fiscal 2004. In June 2004, we accepted a one-time return of certain chipset products from this OEM in exchange for similar products with an aggregate sales price of $262,000. We had accounts receivable of $1.7 million and $33,000 from this OEM at July 31, 2004 and 2003, respectively. One of our customers is a contract manufacturer that manufactures video equipment for this OEM. Revenues from product sales to this manufacturer totaled $3,000, and $10,000 for the second quarter of fiscal 2005 and 2004, respectively. Revenues from product sales to this manufacturer totaled $0.3 million, and $1.3 million for the first half of fiscal 2005 and 2004, respectively. We had accounts receivable of $0 and $10,000 from this manufacturer at July 31, 2004 and 2003, respectively. A portion of our products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

The following table sets forth our net revenues in each product group (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Boards	$889	$752	$2,114	$1,481
Chipsets	6,691	6,444	13,093	13,346
Other	508	678	665	882

Total net revenues	$8,088	$7,874	$15,872	$15,709

Sales of MPEG board products for the second quarter of fiscal 2005 increased 18% to $889,000 as compared to $752,000 for the corresponding period in the prior year. MPEG board product net revenues for the first half of fiscal 2005 increased 43% to $2,114,000, as compared to $1,481,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the second quarter of fiscal 2005 increased 4% to $6,691,000, as compared to $6,444,000 for the same period last year. MPEG chipset net revenues for the first half of fiscal 2005 decreased 2% to $13,093,000, as compared to $13,346,000 for the same period last year. Sales of other products for the second quarter of fiscal 2005 decreased 25% to $508,000 as compared to $678,000 for the corresponding period in the prior year. Other net revenues for the first half of fiscal 2005 decreased 25% to $665,000, as compared to $882,000 for the same period last year. Sales of MPEG boards and chipsets together represented 94% and 91% of net revenues for the quarters ended July 31, 2004 and July 31, 2003, respectively. Other products represented 6% and 9% of net revenues for the quarters ended July 31, 2004 and July 31, 2003, respectively. For the six months ended July 31, 2004, MPEG boards and chipsets represented 96% of net revenues, and other products represented 4% of net revenues. For the six months ended July 31, 2003, MPEG boards and chipsets represented 94% of net revenues, and other products represented 6% of net revenues.

The increase in net revenues from MPEG-based board products for the quarter and six months ended July 31, 2004 compared to the same periods last year is mainly attributable to increased unit sales of project-based board products for IP video applications. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on the chipset products in the IP video application market and advanced DVD/media player market. The increase in net revenues from MPEG-based chipsets for the three months ended July 31, 2004 compared to the same quarter last year is largely due to the sales of our new WMV9 chipset products to the IP video application market and advanced DVD player manufacturers. The decrease in net revenues from MPEG-based chipsets for the six months ended July 31, 2004 compared to the same period of last year is largely due to decreased unit sales, and the lower average selling prices of our chipset products to advanced DVD/media player manufacturers. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the advanced DVD/media player market which remains in an emerging phase. The "Other" category primarily includes revenue from Netstream consoles for the IP video application market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decreases in net revenues from other products for the quarter and six months ended July 31, 2004, compared to the same periods last year are primarily attributable to the reduction in engineering development projects. Development fees totaled approximately $103,000 for the three months and six months ended July 31, 2004, as compared to $502,000 and $546,000 for the same periods last year. We expect that net revenues from other products will continue to fluctuate.

The following table sets forth our net revenues by market segment (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
IP video application market	$4,450	$4,250	$9,208	$6,570
Advanced DVD/media player market	2,991	2,262	5,523	6,691
HDTV product market	28	23	60	23
PC add-in and other markets	619	1,339	1,081	2,425

Total net revenues	$8,088	$7,874	$15,872	$15,709

For the three months ended July 31, 2004, revenues from sales of our products to the IP video application market increased 5% to $4,450,000, from $4,250,000 for the same quarter of last year. Revenues from sales of our products to the advanced DVD/media player market increased 32% to $2,991,000, from $2,262,000 for the same quarter of last year. Revenues from sales to the PC add-in and other markets decreased 54% to $619,000 from $1,339,000 for the same quarter of last year. For the six months ended July 31, 2004, revenues from sales of our products to the IP video application market increased 40% to $9,208,000, from $6,570,000 for the same period of last year. During that same period, revenues from sales of our products to the advanced DVD/media player market decreased 17% to $5,523,000, from $6,691,000 for the same period last year, and revenues from sales to the PC add-in and other markets decreased 55% to $1,081,000 from $2,425,000 for the same period last year.

The increase in revenues from sales of our products to the IP video application market in the second quarter and first half of fiscal 2005 as compared to the same periods of fiscal 2004 is mainly attributable to higher unit sales due to the increase in internet protocol television (IPTV) and digital media adapter (DMA) deployment. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments.

The increase in revenues from sales of our products to the advanced DVD/media player market in the second quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 is attributable to increased unit sales of our MPEG and WMV9 chipsets to advanced DVD player manufacturers, offset by the lower selling price of these products. The decrease in revenues from sales of our products to the advanced DVD/media player market in the first half of fiscal 2005 as compared to the same period of fiscal 2004 is attributable to decreased unit sales, as well as the lower selling price, of our MPEG chipsets to advanced DVD player manufacturers. We expect revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. We began the shipment of HDTV applications during the second quarter of fiscal 2004, and expect revenues in the HDTV product market to increase slowly over the near term. The category "PC add-in and other markets" in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decreases in revenues from sales of our products to the PC add-in and other markets in the second quarter and first half of fiscal 2005 as compared to the same periods of fiscal 2004 is due the continuing decline in the demand for PC add-in products, which represents a small portion of our business at this point in time, and our decision to focus on the consumer appliance markets instead of the products in the PC add-in market and decreased engineering development fees. We expect our revenues from the PC add-in and other markets to continue to be small in future periods.

The following table sets forth our net revenues by geographic region (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
North America	$1,061	$1,242	$2,211	$2,179
Asia	4,835	4,951	10,233	10,027
Europe	2,189	1,670	3,425	3,492
Other regions	3	11	3	11

Total net revenues	$8,088	$7,874	$15,872	$15,709

Revenues from North America represented 13% of net revenues for the quarter and 14% for the six months ended July 31, 2004, respectively, as compared with 16% and 14% in the comparable periods of the prior year. Our international sales represented 87% of net revenues for the quarter and 86% for the six months ended July 31, 2004, respectively, as compared with 84% and 86% in the comparable periods of the prior year.

North America revenues decreased 15% to $1,061,000 for the three months ended July 31, 2004 compared to $1,242,000 for the three months ended July 31, 2003, and increased 1% to $2,211,000 for the six months ended July 31, 2004 compared to $2,179,000 for the six months ended July 31, 2003. The decrease for the three months ended July 31, 2004 is largely due to decreased unit sales of our board products into the PC add-in market. The increase for the six months ended July 31, 2004 is largely due to increased unit sales of board and chipset products in the IP video application market.

Total revenues from Asia for the three months ended July 31, 2004 decreased 2% to $4,835,000 from $4,951,000 for the three months ended July 31, 2003, and increased 2% to $10,233,000 for the six months ended July 31, 2004 compared to $10,027,000 for the six months ended July 31, 2003. The decrease from revenues from Asia for the quarter ended July 31, 2004 is largely due to the decreased sales of our chipset products to the advanced DVD/media player market. The increase from revenues from Asia for six months ended July 31, 2004 is largely due to the increased sales of our chipset products to the IP video application market. Revenues from Europe increased 31% to $2,189,000 from $1,670,000 for the three months ended July 31, 2004, and decreased 2% to $3,425,000 for the six months ended July 31, 2004 compared to $3,492,000 for the six months ended July 31, 2003. The increase in revenues from Europe for the quarter ended July 31, 2004 is primarily attributable to the increased sales of our chipset products in the advanced DVD/media player market. The decrease in revenues from Europe for the six months ended July 31, 2004 is primarily attributable to the decreased sales of our chipset products in the IP video application market.

Our Asia revenues in the second quarter and first half of fiscal 2005 were derived predominantly from customers in Korea, Taiwan, and China. Revenues generated from Korea, Taiwan, China and Hong Kong for the quarter ended July 31, 2004 accounted for 21%, 16%, 11% and 5% of our total net revenues, as compared to 14%, 17%, 14%, and 13% for the quarter ended July 31, 2003, respectively. Revenues generated from Korea, Taiwan and China for the six months ended July 31, 2004 accounted for 14%, 18%, and 18% of our total net revenues, as compared to 12%, 18% and 12% for the six months ended July 31, 2003, respectively. Our Europe revenues in the second quarter and first half of fiscal 2005 were derived predominantly from customers in Denmark. Revenues generated from Denmark for the quarter ended July 31, 2004 accounted for 22% of our total net revenues, as compared to 3% for the quarter ended July 31, 2003. Revenues generated from Denmark for the six months ended July 31, 2004 accounted for 17% of our total net revenues as compared to 10% for the six months ended July 31, 2003.

No sales to U.S. customers accounted for more than 10% of total revenues for the quarter and six months ended July 31, 2004 and July 31, 2003. Sales to three international customers accounted for 22%, 21%, and 12% of our total revenue during the second quarter of fiscal 2005, as compared with sales to one international customer which accounted for approximately 11% of total net revenues for the same quarter of fiscal 2004. Sales to three international customers accounted for 16%, 14%, and 10% of our total revenue during the first half of fiscal 2005, as compared with sales to one international customer, which accounted for approximately 10% of total net revenues for the same period of fiscal 2004.

Gross Margin. Our gross margins for the quarter and six months ended July 31, 2004 were 72% and 69%, respectively as compared to 65% and 62%, respectively during the same periods last year. This improvement was due to a shift in our product mix toward newer media processors, as well as a reduction in a royalty payment resulting from a licensing settlement. In addition, the provisions for inventory obsolescence which were included in cost of revenues decreased to $40,000 and $91,000 in the second quarter and first half of fiscal 2005, respectively, as compared to $193,000 and $343,000 in the second quarter and first half of fiscal 2004, respectively. Costs related to support service revenues and development revenues were included in sales and marketing expense, and research and development expenses, respectively. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, our costs, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses increased by $53,000 or 5%, during the second quarter of fiscal 2005, and increased by $68,000, or 3% during the first half of fiscal 2005, as compared to the same periods in fiscal 2004. The overall increase in sales and marketing expenses compared to last year resulted from additional staffing and costs associated with revenue growth. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization. Research and development expenses increased by $214,000, or 8%, during the second quarter of fiscal 2005, and increased by $878,000, or 17% during the first half of fiscal 2005, as compared to the same periods in fiscal 2004. These increases in research and development expenses compared to last year resulted from the additions of engineering staff at our headquarters and our Hong Kong office, and mask charges and tape out costs of our new silicon. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses increased by $294,000, or 46%, during the second quarter of fiscal 2005, and increased by $493,000, or 43%, during the first half of fiscal 2005 as compared to the same periods in fiscal 2004. The increase in the second quarter of fiscal 2005 was primarily due to increased costs of professional services. The increase in the first half of fiscal 2005 was mainly attributable to the increased costs of professional services and recovery of approximately $200,000 of bad debt expense in the first quarter of fiscal 2004. Excluding the recovery of bad debt expense, general and administrative expenses increased by $293,000, or 25% in the first half of fiscal 2005 as compared to the same period of fiscal 2004. We expect our general and administrative expenses to increase in future periods in absolute dollars due to increasing costs of insurance, professional services and other expenditures associated with our business.

Other income. During the second quarter of fiscal 2005, we received a $373,000 incentive from the tax authority in France for the recovery of qualifying research and development expenditures incurred by our French subsidiary in fiscal 2001. We expect we will continue to receive incentives each year as the amount is based on the incremental level of qualified research and development expenditures year over year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, our principal sources of liquidity consisted of cash and cash equivalents of $17.9 million, a decrease of $1.1 million compared with $19.0 million at January 31, 2004. This decrease resulted from capital equipment expenditures of $0.3 million, an equity investment of $1.0 million in a local wireless technology company, and another $1.0 million equity investment in an OEM customer headquartered in Europe in addition to the initial $1.0 million invested during the third quarter of fiscal 2004, which was offset by $0.7 million generated from operating activities and $0.5 million from the exercise of stock options by employees.

We do not have guaranteed price or quantity commitments with any of our suppliers. The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations, aggregated by category of contractual obligation as of January 31, 2004.

Contractual Obligations Payments Due by Period	Total	Capital Leases	Operating Leases
1 year or less	$692	$5	$687
1-3 years	1,336	--	1,336
4-5 years	433	--	433
More than 5 years	--	--	--

Total	2,461	$5	$2,456

On October 31, 2003, we entered into an amended and restated revolving line of credit, expiring in October 2004, under which we can draw down a maximum of $12.0 million that would be primarily collateralized by funds on deposit in accounts that would be assigned to the lender and would be included in our consolidated balance sheet as restricted cash. Such restricted cash would not be available to fund operations. As of July 31, 2004, there were no funds available to draw down under this line of credit since we had not made any deposits with the bank as collateral. We also have a $3.0 million bank line of credit under which we had availability to draw down approximately $1.5 million as of July 31, 2004. That line of credit will also expire in October 2004 and is primarily collateralized by our accounts receivable. In addition, we have a second bank line of credit of $3.0 million that expires in October 2004, which line is secured by substantially all of our assets. The entire $3.0 million is available for borrowing. As of July 31, 2004, we had no borrowings outstanding under any line of credit. Under the agreements and the notes for these lines of credit, we are subject to certain financial covenants. As of July 31, 2004, we were in compliance with these covenants. We expect to renew these lines of credit on similar terms upon their expiration in October 2004.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the six months ended July 31, 2004, it is possible that our operations will consume cash in future periods. Other than the obligations under certain contractual agreements shown on the above table, we currently have no long-term debt. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," which defers the effective date for various provisions of SFAS No. 150. We believe that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF No. 03-01"). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market.

The majority of our current revenues come from the sale of chipsets into emerging consumer applications, including IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telco video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be able to sustain profitable operations in the future.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant loss associated with a decline in demand for our REALmagic products. Since our inception through July 31, 2004, our total accumulated deficit is $59,631,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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

Our ability to achieve continued profitability also depends on maintaining our current sales levels of streaming video products through domestic and international distributors for resale through corporate markets. Sales to such distributors are typically subject to contractual rights of inventory rotation or price protection. The failure of distributors to achieve sustained sell-through of our products could result in product returns or delayed or uncollectible receivables. For example, in the third and fourth quarters of fiscal 2001, we recorded sales returns from one of our distributors in the amount of approximately $2.7 million which we recorded as a reduction of revenues and $1.4 million which we recorded as an increase to our sales return reserve. We also provided for a bad debt allowance in the amount of approximately $2.1 million as of January 31, 2001. Any such returns and uncollectible receivables could continue to contribute to fluctuations in our results of operations. We cannot assure you that we will be successful in obtaining or maintaining significant customers for these products.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

In the second quarter of fiscal 2005, two customers based in Asia and one customer based in Europe accounted for 55% of our total revenues, as compared with one customer based in Europe which accounted for approximately 11% of total net revenues for the same quarter of fiscal 2004. In the first half of fiscal 2005, two customers based in Asia and one customer based in Europe accounted for 40% of our total revenues, as compared with one customer based in Asia which accounted for approximately 10% of total net revenues for the same period of fiscal 2004. In fiscal 2004, no customer accounted for more than 10% of our total net revenues; however, two customers based in Europe and four customers based in Asia accounted for 40% of our total net revenues. In fiscal 2003, one customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total revenues, among these customers, one customer based in Europe accounted for 19% of our total net revenues. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, and among these customers, three U.S. customers represented 15%, 14% and 11% of our total net revenues, respectively. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our international operations are subject to certain risks.

Our international sales represented 87% of net revenues for the quarter and 86% for the six months ended July 31, 2004, as compared with 84% and 86% in the comparable periods of the prior year, respectively. During fiscal 2004, 2003, and 2002, sales to international customers accounted for approximately 86%, 67%, and 42% of our total net revenues, respectively. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

Due to the concentration of international sales and the manufacturing capacity in Europe and Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the U.S. dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from our foundries.Overseas sales and purchases to date have been denominated in U.S. dollar. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. Our results of operations could be adversely affected by exchange rate fluctuations.
We derive a substantial portion of our revenues from sales to the Asia Pacific region. This region of the world is subject to increased levels of economic instability, and this instability could seriously harm our results of operations. Further, the economic impact of a recurrence of SARS or a similar event in this region could adversely affect our revenues and our business as a whole.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

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

Some of our markets, especially the DVD segments, are characterized by intense price competition. The willingness of customers to design our chips in to their products depends to a significant extent, upon our ability to sell our products at competitive prices. We expect the average selling price of our existing products to decline significantly over the life of each product as the markets of our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margin s in a timely manner, we could see declines in our market share or gross margins.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have three lines of credit with a bank which allow for borrowings of $12.0 million, $3.0 million and $3.0 million, respectively. Under the agreements for these lines of credit, which expire in October 2004, we are subject to certain financial covenants. In the past, we had, on occasion, been in violation of some of the covenants and in all cases, obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of July 31, 2004, we had no borrowings outstanding under any line of credit.

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

  Analog Devices;
  ATI Technologies;
  Broadcom;
  Cirrus Logic;
  Equator Technologies;
  ESS Technology;
  LSI Logic/C-Cube;
  Mediatek;
  Phillips;
  STMicroelectronics;
  Texas Instruments;
  Zoran Corporation.

In addition, for some applications, video decoding is done in software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have been unique to Sigma Designs, such as WMV9 decoding. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments, as a result of the introduction of competitive products with similar features.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on our REALmagic products by investing heavily in video decoding technology. We have made substantial investments in product development based on the latest MPEG technology, WMV9. Though WMV9 has gained some market acceptance, there is increasing competition from the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not gain market share at our expense with these new technologies.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity. At July 31, 2004, we did not hold any short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

At July 31, 2004, we had no borrowings outstanding under our $12.0 million, $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at July 31, 2004, the fair value of these foreign currency amounts would decline by an immaterial amount.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in Sigma's industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company's financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On August 23, 2004, we were sued in Los Angeles Superior Court by several motion pictures companies in an action titled Paramount Pictures Corp., et al. v. Sigma Designs, Inc. The suit alleged that we breached a license agreement by incorrectly selling DVD decoder chips incorporating Content Scramble System ("CSS") technology. The complaint seeks an injunction and reasonable attorney fees. The parties are currently engaged in settlement discussions and are acting in good faith to promptly resolve the matter out of court. Given the early stage of the proceedings, management is unable to predict the outcome, though an unfavorable outcome is not likely to have a material impact to our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 19, 2004, we distributed our Definitive Proxy Statement, Annual Report to Shareholders and Proxy to each of our shareholders of record as of April 19, 2004, for our Annual Meeting of Shareholders held June 18, 2004. At our Annual Meeting of Stockholders, our shareholders were asked to consider two proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and were then serving as our directors. The nominees of our Board, all of whom were elected, and the voting results with respect thereto, were as follows:
Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	18,849,574	997,989	0	0
Willian J. Almon	19,561,403	286,160	0	0
Julien Nguyen	18,774,241	1,073,322	0	0
Lung C. Tsai	19,570,911	276,652	0	0

The second proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2005. The proposal was approved. The results were as follows:
For:	19,800,528	,	,
Against:	33,525	,	,
Abstained:	13,510	,	,
Broker Non-Votes:	0	,	,

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC. (Registrant)
Date: September 9, 2004	By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Exercutive Officer)

	By:	/s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)