Form 10-Q
period 2004-10-30
SIGMA DESIGNS INC
filed 2004-12-09
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004
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

    As of November 30, 2004, there were 20,942,921 shares of the Registrant's Common Stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	October 31,	January 31,
	2004	2004
Assets

Current assets:
Cash and cash equivalents	$ 11,532	$ 18,962
Marketable securities	5,898
Accounts receivable - net	6,629	5,283
Inventories	3,426	2,614
Prepaid expenses and other	496	518

Total current assets	27,981	27,377

Equipment and leasehold improvements, net	1,066	1,028
Long-term investments	3,313	1,313
Other assets	103	74

Total	$ 32,463	$ 29,792

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	989	1,666
Accrued liabilities and other	2,558	1,838
Current portion of capital lease obligations	2	5

Total current liabilities	3,549	3,509

Other - long term liabilities	209	261

Shareholders' equity:
Common stock	87,752	86,948
Accumulated other comprehensive income	59	37
Accumulated deficit	(59,106)	(60,963)

Total shareholders' equity	28,705	26,022

Total	$ 32,463	$ 29,792

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	October, 31		October, 31
	2004	2003	2004	2003

Net revenues	$7,677	$7,470	$23,549	$23,179

Costs and expenses:
Costs of revenues	2,155	2,868	7,090	8,848
Research and development	2,762	2,512	8,714	7,586
Sales and marketing	1,137	1,225	3,563	3,583
General and administrative	1,165	731	2,814	1,887
Total costs and expenses	7,219	7,336	22,181	21,904
Income from operations	458	134	1,368	1,275
Interest and other income (expense), net	63	15	516	(19)
Income before income taxes	521	149	1,884	1,256
Provision for (benefit from) income taxes	(4)	-	27	10

Net income	$525	$149	$1,857	$1,246

Basic net income per share	$0.03	$0.01	$0.09	$0.07
Shares used in computing per share amount	20,838	20,402	20,754	19,060

Diluted net income per share	$0.02	$0.01	$0.08	$0.06
Shares used in computing per share amount	23,629	22,533	23,363	22,092

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	October 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,857	$ 1,246
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	342	448
Provision for inventory valuation	276	497
Provision for bad debts and sales returns	260	(135)
Accretion of contributed leasehold imporvemnts	(63)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(1,607)	(261)
Inventories	(1,088)	(1,011)
Prepaid expenses and others	22	38
Account payable	(677)	(114)
Accrued liabilities and others	726	677
Net cash provided by operating activities	48	1,323

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of short-term investments	(9,552)	-
Sales of short-term investments	3,650	-
Equipment additions	(377)	(175)
Sales of equipment	1	-
Other assets	(29)	-
Long-term investments	(2,000)	(1,050)
Net cash used for investing activities	(8,307)	(1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock	805	18,216
Repayment of capital lease obligations	(2)	(121)
Net cash provided by financing activities	803	18,095

Effect of exchange rates changes on cash	26	19

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,430)	18,212

CASH AND CASH EQUIVALENTS:
Beginning of period	18,962	755
End of period	$ 11,532	$ 18,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1	$ 131
Cash paid for income tax	$ 3	$ 3
Noncash investing and financing activities:
Restricited cash balance offset against
line of credit borrowings	$ -	$ 12,000
Contributed lease hold improvements	$ -	$ 12

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation Balance sheet information as of January 31, 2004 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended October 31, 2004 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending October 31, 2004 and 2003, although the third quarter of fiscal 2005 and fiscal 2004 ended on October 30, 2004 and November 1, 2003, respectively.

Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

2. Short Term Investments

Short-term investments represents highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income or loss within stockholders' equity. While the Company's intent is to hold debt instruments to maturity, they are classified as available-for-sale because the sale of such instruments may be required prior to maturity. Any gains and losses on the sale of debt instruments are determined on a specific identification basis.

3. Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair market value.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method for equity instruments issued to employees and non-employees as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Stock Option Plans:
Risk free interest rate	2.56%	3.28%	2.57%	2.89%
Expected volatility	67%	102%	80%	103%
Expected life (in years after vesting)	1.4	1.8	1.4	1.7
Expected dividends	-	-	-	-

Employee Stock Purchase Plans:
Risk free interest rate	1.64%	0.95%	1.26%	0.95%
Expected volatility	60%	103%	71%	103%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividends	-	-	-	-

The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

Net income as reported	$ 525	$ 149	$ 1,857	$ 1,246
Deduct: stock-based employee compensation expense
determined under fair value based method	(569)	(368)	(1,313)	(1,083)

Pro forma net income (loss)	$ (44)	$ (219)	$ 544	$ 163

Basic net income (loss) per share:
As reported	$ 0.03	$ 0.01	$ 0.09	$ 0.07

Pro forma	$ (0.00)	$ (0.01)	$ 0.03	$ 0.01

Diluted net income (loss) per share:
As reported	$ 0.02	$ 0.01	$ 0.08	$ 0.06

Pro forma	$ (0.00)	$ (0.01)	$ 0.02	$ 0.01

4. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
Raw materials	$ 751	$ 389
Work in process	313	380
Finished goods	2,362	1,845
Inventories	$ 3,426	$ 2,614

5. Lines of Credit

On October 29, 2004, the Company entered into an amended and restated revolving line of credit, expiring in October 2005, under which the Company can draw down a maximum of $3.0 million that would be primarily collateralized by the Company's accounts receivable. As of October 31, 2004, the Company had availability to draw down approximately $1.4 million. In addition, the Company has a bank line of credit of $3.0 million that expires in October 2005, which is secured by substantially all the Company's assets. As of October 31, 2004, the entire $3.0 million was available for borrowing. Both $3.0 million bank lines of credit bear interest at a rate equal to the "Prime Rate" plus 1.5%.

As of October 31, 2004, the Company had no borrowings outstanding under any of its lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants. As of October 31, 2004, the Company was in compliance with these covenants.

6. Net Income per Share

Net income per share - basic for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income per share computation for the periods presented (in thousands except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

Numerator:
Net income, as reported	$ 525	$ 149	$ 1,857	$ 1,246

Denominator:
Weighted average common shares outstanding	20,838	20,402	20,754	19,060
Shares used in computation, basic	20,838	20,402	20,754	19,060
Effect of dilutive securities:
Stock options	2,791	3,131	2,609	3,032
Shares used in computation, diluted	23,629	23,533	23,363	22,092

Net income per share:
Basic	$ 0.03	$ 0.01	$ 0.09	$ 0.07

Diluted	$ 0.02	$ 0.01	$ 0.08	$ 0.06

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

Stock options	74	20	74	20

7. Comprehensive Income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

Net income	$ 525	$ 149	$ 1,857	$ 1,246
Other comprehensive income
- cumulative translation adjustment	4	2	22	19

Total comprehensive income	$ 529	$ 151	$ 1,879	$ 1,265

8. Segment Disclosure

The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information .." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company's opinion that it operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

9. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total revenues during the third quarter of fiscal 2005 and 2004. Sales to two international customers accounted for 26% (see Note 10 below) and 17% respectively, of the Company's total revenue during the third quarter of fiscal 2005, as compared with sales to two international customers which accounted for approximately 14% and 11% respectively, of total net revenues for the same quarter of fiscal 2004. No sales to any U.S. customers accounted for more than 10% of total revenues during the first nine months of fiscal 2005 and 2004. Sales to two international customers accounted for 19% and 15%, respectively, of the Company's total revenue during the first nine months of fiscal 2005, as compared with no sales to any international customer which accounted for approximately 10% of total net revenues for the same period of fiscal 2004.

10. Related Party Transactions

During the third quarter of fiscal 2004 and the second quarter of fiscal 2005, the Company invested approximately $1.0 million and $1.0 million, respectively, in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM was less than 7% for the quarter ended October 31, 2003 and less than 10% for the quarter ended October 31, 2004 and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $2.0 million in the third quarter of fiscal 2005 and $0.4 million in the same period of fiscal 2004. The Company had revenue from product sales to this OEM of $4.5 million in the first nine months of fiscal 2005 and $0.6 million in the same period of fiscal 2004. In June 2004, the Company accepted a one-time return of certain chipset products from this OEM in exchange for similar products with an aggregate sales price of $262,000. The Company had accounts receivable of $2.6 million and $0.3 million from this OEM at October 31, 2004 and 2003, respectively. One of the Company's customers is a contract manufacturer that manufactures video equipment for this OEM. During the third quarter of fiscal 2005, the Company had no revenues from product sales to this manufacturer and the Company had $24,000 in such revenues for the third quarter of fiscal 2004. Revenues from product sales to this manufacturer totaled $0.3 million and $1.4 million for the first nine months of fiscal 2005 and 2004, respectively. The Company had no accounts receivable at October 31, 2004 from this manufacturer and $500,000 at October 31, 2003. A portion of the Company's products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

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

11. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and nine months ended October 31, 2004 and 2003 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: October 31, 2004	$ 162	$ 4	$ 28	$ (12)	$ 182
Ended: October 31, 2003	15	3	8	(7)	19
Accrued Warranty Nine Months
Ended: October 31, 2004	134	41	51	(44)	182
Ended: October 31, 2003	66	7	(33)	(21)	19

12. Contingencies

In general, the Company provides its customers a one year limited warranty that the Company's products will be free from defects in materials and workmanship. The Company maintains a general warranty reserve for estimated costs at the time revenue is recognized.

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." To date, the Company has not incurred any costs related to any claims under such indemnification provisions. 13. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the financial position, results of operations or cash flows of the Company.

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

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under SFAS No. 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this rule did not have a material impact on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2004 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported net income of $525,000, or $0.03 per basic share and $0.02 per diluted share on net revenues of $7,677,000 for the quarter ended October 31, 2004, compared to net income of $149,000, or $0.01 per basic and diluted share on net revenues of $7,470,000 for the same quarter in the prior year. For the nine months ended October 31, 2004, we reported net income of $1,857,000, or $0.09 per basic share and $.08 per diluted share on net revenues of $23,549,000, compared to net income of $1,246,000, or $0.07 per basic share and $0.06 per diluted share on net revenues of $23,179,000 for the same period in the prior year.

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

Net Revenues. Net revenues for the third quarter and the first nine months of fiscal 2005 increased 3% and 2%, respectively, as compared to the same periods last year. The increase in net revenues for the third quarter of fiscal 2005 was primarily attributable to the increased engineering development revenues partially offset by decreased revenues from our board and chipset products. The increase in net revenue for the first nine months of fiscal 2005 was primarily attributable to the increased engineering development revenues as well as increased revenues from board products, partially offset by decreased revenues from our chipset products.

During the third quarter of fiscal 2004 and the second quarter of fiscal 2005, we invested approximately $1.0 million and $1.0 million, respectively, in an original equipment manufacturer (the "OEM") headquartered in Europe. Our ownership interest in the OEM was less than 7% for the quarter ended October 31, 2003 and less than 10% for the quarter ended October 31, 2004 and is accounted for using the cost method. We had revenue from product sales to this OEM of $2.0 million in the third quarter of fiscal 2005 and $0.4 million in the same period of fiscal 2004. We had revenue from product sales to this OEM of $4.5 million in the first nine months of fiscal 2005 and $0.6 million in the same period of fiscal 2004. In June 2004, we accepted a one-time return of certain chipset products from this OEM in exchange for similar products with an aggregate sales price of $262,000. We had accounts receivable of $2.6 million and $0.3 million from this OEM at October 31, 2004 and 2003, respectively. One of our customers is a contract manufacturer that manufactures video equipment for this OEM. There were no revenues from product sales to this manufacturer during the third quarter of fiscal 2005 and the Company had $24,000 in such revenues for the third quarter of fiscal 2004. Revenues from product sales to this manufacturer totaled $0.3 million, and $1.4 million for the first nine months of fiscal 2005 and 2004, respectively. We had no accounts receivable from this manufacturer at October 31, 2004 and $500,000 at October 31, 2003. A portion of our products sold to the contract manufacturer were installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

The following table sets forth our net revenues in each product group (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

Boards	$ 650	$ 860	$ 2,764	$ 2,341
Chipsets	6,175	6,337	19,268	19,683
Other	852	273	1,517	1,155

Total net revenues	$ 7,677	$ 7,470	$ 23,549	$ 23,179

Sales of MPEG board products for the third quarter of fiscal 2005 decreased 24% to $650,000 as compared to $860,000 for the corresponding period in the prior year. MPEG-based board product net revenues for the first nine months of fiscal 2005 increased 18% to $2,764,000, as compared to $2,341,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the third quarter of fiscal 2005 decreased 3% to $6,175,000, as compared to $6,337,000 for the same period last year. MPEG chipset net revenues for the first nine months of fiscal 2005 decreased 2% to $19,268,000, as compared to $19,683,000 for the same period last year. Sales of other products for the third quarter of fiscal 2005 increased 212% to $852,000 as compared to $273,000 for the corresponding period in the prior year. Other net revenues for the first nine months of fiscal 2005 increased 31% to $1,517,000, as compared to $1,155,000 for the same period last year. Sales of MPEG-based boards and chipsets together represented 89% and 96% of net revenues for the quarters ended October 31, 2004 and 2003, respectively. Other products represented 11% and 4% of net revenues for the quarters ended October 31, 2004 and 2003, respectively. For the nine months ended October 31, 2004, MPEG-based boards and chipsets represented 94% of net revenues, and other products represented 6% of net revenues. For the nine months ended October 31, 2003, MPEG-based boards and chipsets represented 95% of net revenues, and other products represented 5% of net revenues.

The decrease in net revenues from MPEG-based board products for the quarter ended October 31, 2004 compared to the same period last year is mainly attributable to decreased unit sales of project-based board products for IP video applications. The increase in net revenues from MPEG-based board products for the first nine months compared to the same period last year is mainly attributable to increased unit sales of project-based board products for IP video applications. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on the chipset products in the IP video application market and advanced DVD/media player market. The decrease in net revenues from MPEG-based chipsets for the three months and nine months ended October 31, 2004 compared to the same quarter last year is largely due to decreased units sales, and the lower average selling prices of our chipsets into the advanced DVD player market, partially offset by the increased sales of our new Window Media Video (WMV9) chipset products to the IP video application market. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the advanced DVD/media player market which remains in an emerging phase. If, however, these declines in unit sales and average selling prices for our chipset products were to continue, it would likely harm our revenues and profitability. The "Other" category primarily includes revenue from Netstream consoles for the IP video application market, development kits, set-top box products and accessories, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The increase in net revenues from other products for the quarter and nine months ended October 31, 2004, compared to the same periods last year are primarily attributable to the increase in engineering development projects. Development fees totaled approximately $698,000 and $801,000 for the three months and nine months ended October 31, 2004, respectively, as compared to $153,000 and $699,000, respectively, for the same periods last year. We expect that net revenues from other products will continue to fluctuate mainly due to the timing and complexity of engineering development required by our customers.

The following table sets forth our net revenues by market segment (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

IP video application market	$ 3,740	$ 3,928	$ 12,948	$ 10,641
Advanced DVD/media player market	2,664	2,869	8,187	9,424
HDTV product market	249	7	309	30
PC add-in and other markets	1,024	666	2,105	3,084

Total net revenues	$ 7,677	$ 7,470	$ 23,549	$ 23,179

For the three months ended October 31, 2004, revenues from sales of our products to the IP video application market decreased 5% to $3,740,000, from $3,928,000 for the same quarter of last year. Revenues from sales of our products to the advanced DVD/media player market decreased 7% to $2,664,000, from $2,869,000 for the same quarter of last year. Revenues from sales to the PC add-in and other markets increased 54% to $1,024,000 from $666,000 for the same quarter of last year. For the nine months ended October 31, 2004, revenues from sales of our products to the IP video application market increased 22% to $12,948,000, from $10,641,000 for the same period of last year. During that same period, revenues from sales of our products to the advanced DVD/media player market decreased 13% to $8,187,000, from $9,424,000 for the same period last year, and revenues from sales to the PC add-in and other markets decreased 32% to $2,105,000 from $3,084,000 for the same period last year.

The decrease in revenues from sales of our products to the IP video application market in the third quarter of fiscal 2005 as compared to the same period of fiscal 2004 is mainly attributable to lower unit sales of our project-based board products. The increased in revenues for the nine months ended October 31, 2004 as compared to the same period of last year is mainly attributable to increased unit sales due to the increase in internet protocol television (IPTV) and digital media adapter (DMA) deployment. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments.

The decrease in revenues from sales of our products to the advanced DVD/media player market for the quarter and nine months ended October 31, 2004 as compared to the same periods of fiscal 2004 is attributable to decreased unit sales and lower selling price of our MPEG chipsets to advanced DVD player manufacturers, partially offset by increased revenues from sales of our new Window Media Video (WMV9) chipsets. We expect revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. If, however, these declines in unit sales and average selling prices for our products being sold into the advanced DVD/media player market were to continue, it could harm our revenues and profitability. We began the shipment of HDTV applications during the second quarter of fiscal 2004, and expect revenues in the HDTV product market to increase slowly over the near term. The category "PC add-in and other markets" in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The increases in revenues from sales of our products to the PC add-in and other markets in the third quarter of fiscal 2005 as compared to the same period of fiscal 2004 is due the increase in engineering development projects, partially offset by decreased unit sales of our chipsets to the PC add-in market. The decreased revenues for the nine months ended October 31, 2004 as compared to the same period of fiscal 2005 is due to the decreased unit sales of our chipsets to the PC add-in market, partially offset by increased revenues in engineering development projects. We expect our revenues from sales to the PC add-in markets to continue to be small due to the generally declining demand and our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003

North America	$ 1,312	$ 1,194	$ 3,523	$ 3,373
Asia & other regions	3,709	5,537	13,945	15,575
Europe	2,656	739	6,081	4,231

Total net revenues	$ 7,677	$ 7,470	$ 23,549	$ 23,179

Revenues from North America represented 17% of net revenues for the quarter and 15% for the nine months ended October 31, 2004, respectively, as compared with 16% and 15% in the comparable periods of the prior year. Our international sales represented 83% of net revenues for the quarter and 85% for the nine months ended October 31, 2004, respectively, as compared with 84% and 85% in the comparable periods of the prior year.

North America revenues increased 10% to $1,312,000 for the three months ended October 31, 2004 compared to $1,194,000 for the three months ended October 31, 2003, and increased 4% to $3,523,000 for the nine months ended October 31, 2004 compared to $3,373,000 for the nine months ended October 31, 2003. The increase for the three months and nine months ended October 31, 2004 is largely due to increased engineering development fees and increased unit sales of chipset products in the IP video application markets, partially offset by lower unit sales of our board products into the IP video application market, lower unit sales of our chipset products and board products into the PC add-in market.

Total revenues from Asia for the three months ended October 31, 2004 decreased 33% to $3,709,000 from $5,537,000 for the three months ended October 31, 2003, and decreased 10% to $13,945,000 for the nine months ended October 31, 2004 compared to $15,575,000 for the nine months ended October 31, 2003. The decrease from revenues from Asia for the three months and nine months ended October 31, 2004 is largely due to the decreased sales of our chipset products to the advanced DVD/media player market, partially offset by the increased sales of our chipset products to the IP video application market. Revenues from Europe increased 259% to $2,656,000 from $739,000 for the three months ended October 31, 2004, and increased 44% to $6,081,000 for the nine months ended October 31, 2004 compared to $4,231,000 for the nine months ended October 31, 2003. The increase in revenues from Europe for the three months and nine months ended October 31, 2004 is primarily attributable to the increased sales of our chipset products in the IP video application and advanced DVD/media player market.

Our Asia revenues in the third quarter and first nine months of fiscal 2005 were derived predominantly from customers in Korea, China, and Taiwan. Revenues generated from Korea, China and Taiwan for the quarter ended October 31, 2004 accounted for 17%, 13%, and 11% of our total net revenues, as compared to 14%, 7%, and 33% for the quarter ended October 31, 2003, respectively. Revenues generated from Korea, China and Taiwan for the nine months ended October 31, 2004 accounted for 15%, 16%, and 15% of our total net revenues, as compared to 13%, 10% and 23% for the nine months ended October 31, 2003, respectively. Our Europe revenues in the third quarter and first nine months of fiscal 2005 were derived predominantly from a customer in Denmark (see Note 10 above). Revenues generated from Denmark for the quarter ended October 31, 2004 accounted for 26% of our total net revenues, as compared to 5% for the quarter ended October 31, 2003. Revenues generated from Denmark for the nine months ended October 31, 2004 accounted for 20% of our total net revenues as compared to 9% for the nine months ended October 31, 2003.

No sales to any U.S. customers accounted for more than 10% of total revenues for the quarter and nine months ended October 31, 2004 and October 31, 2003. Sales to two international customers accounted for 26% and 17% of our total revenue during the third quarter of fiscal 2005, as compared with sales to two international customers which accounted for approximately 14% and 11% of total net revenues for the same quarter of fiscal 2004. Sales to two international customers accounted for 19% and 14% of our total revenue during the first nine months of fiscal 2005, as compared with no sales to any international customer in excess of 10% of total net revenues for the same period of fiscal 2004.

Gross Margin. Our gross margins for the quarter and nine months ended October 31, 2004 were 72% and 70%, respectively as compared to 62% for both periods last year. This improvement was due to a shift in our product mix toward newer media processors and increased engineering development revenues, as to which the related costs were included in research and development expenses. This improvement also resulted from a reduction in a royalty payment as a result of a licensing settlement. In addition, the provisions for inventory obsolescence which were included in cost of revenues increased to $185,000 and decreased to $276,000 in the third quarter and first nine months of fiscal 2005, respectively, as compared to $150,000 and $497,000 in the third quarter and first nine months of fiscal 2004, respectively. Also costs related to support service revenues were included in sales and marketing expense, such service is provided by our integration engineers in our sales department. We expect our gross margins will vary from period to period due to changes in the mix of product sales, volume discounts, our costs, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Costs and Expenses. Sales and marketing expenses decreased by $88,000 or 7%, during the third quarter of fiscal 2005, and decreased by $20,000, or 1% during the first nine months of fiscal 2005, as compared to the same periods in fiscal 2004. The overall decrease in sales and marketing expenses compared to last year resulted from a reduction of trade show and travel expenses. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization. Research and development expenses increased by $250,000, or 10%, during the third quarter of fiscal 2005, and increased by $1,128,000, or 15% during the first nine months of fiscal 2005, as compared to the same periods in fiscal 2004. These increases in research and development expenses compared to last year resulted from the additions of engineering staff at our headquarters, our Hong Kong and France office, costs related to customization services, and mask charges and tape out costs of our new silicon. As a result of our continuing efforts in the development of and our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses increased by $434,000, or 59%, during the third quarter of fiscal 2005, and increased by $927,000, or 49%, during the first nine months of fiscal 2005 as compared to the same periods in fiscal 2004. The increase in the third quarter and the first nine months of fiscal 2005 was primarily a result of the costs related to Sarbanes Oxley compliance, additional bad debt expenses, and legal and settlement costs related to the lawsuit filed in August 2005 by several motion pictures companies in an action titled Paramount Pictures Corp., et al. v. Sigma Designs, Inc. We expect our general and administrative expenses to increase in future periods in absolute dollars due to increasing costs of insurance, professional services and other expenditures associated with our business.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $17.4 million, which represents a decrease of $1.6 million compared with $19.0 million at January 31, 2004. This decrease resulted from capital equipment expenditures of $0.4 million, an equity investment of $1.0 million in a local wireless technology company, and another $1.0 million equity investment in an OEM customer headquartered in Europe, in addition to the initial $1.0 million invested during the third quarter of fiscal 2004, which was partially offset by $0.8 million from the exercise of stock options by employees.

We do not have guaranteed price or quantity commitments with any of our suppliers. The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations, aggregated by category of contractual obligation as of January 31, 2004.

Contractual Obligations Payments Due by Period	Total	Capital Leases	Operating Leases

1 year or less	$ 692	$ 5	$ 687
1-3 years	1,336	-	1,336
4-5 years	433	-	433
More than 5 years	-	-	-

Total	$ 2,461	$ 5	$ 2,456

On October 29, 2004, we entered into an amended and restated revolving line of credit, expiring in October 2005, which is primarily collateralized by our accounts receivable and under which we can draw down a maximum of $3.0 million. As of October 31, 2004, we had availability to draw down approximately $1.4 million. In addition, we have a bank line of credit of $3.0 million that expires in October 2005, which line is secured by substantially all of our assets. The entire $3.0 million of bank line is available for borrowing. As of October 31, 2004, we had no borrowings outstanding under any line of credit. Under the agreements and the notes for these lines of credit, we are subject to certain financial covenants. As of October 31, 2004, we were in compliance with these covenants.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the three and nine months ended October 31, 2004, it is possible that our operations will consume cash in future periods. Other than the obligations under certain contractual agreements shown on the above table, we currently have no long-term debt. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46-R had no impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," which defers the effective date for various provisions of SFAS No. 150. We believe that we have properly classified and measured in our balance sheets and disclosed in our interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this rule did not have a material impact on our financial position, results of operations or cash flows.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Sigma Designs, Inc. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market.

The majority of our current revenues come from the sale of chipsets for use in emerging consumer applications, including IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be able to sustain profitable operations in the future.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic products. Since our inception through October 31, 2004, our total accumulated deficit is $59,106,000. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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
  unexpected reductions in unit sales, average selling prices and/or gross margins, particularly if they occur precipitously;
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

In the third quarter of fiscal 2005, one customer based in Europe and two customers based in Asia totally accounted for 50% of our total net revenues, as compared with three customers based in Asia which totally accounted for approximately 32% of total net revenues for the same quarter of fiscal 2004. In the first nine months of fiscal 2005, two customers based in Asia and one customer based in Europe totally accounted for 42% of our total net revenues, as compared with three customers based in Asia which totally accounted for approximately 25% of total net revenues for the same period of fiscal 2004. In fiscal 2004, no customer accounted for more than 10% of our total net revenues; however, two customers based in Europe and four customers based in Asia accounted for 40% of our total net revenues. In fiscal 2003, one customer based in Europe, two customers based in the U.S. and two customers based in Asia accounted for 47% of our total revenues, among these customers, one customer based in Europe accounted for 19% of our total net revenues. In fiscal 2002, three customers based in the U.S. and one customer based in Europe accounted for 49% of our total net revenues, and among these customers, three U.S. customers represented 15%, 14% and 11% of our total net revenues, respectively. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our international operations are subject to certain risks.

Our international sales represented 83% of net revenues for the quarter and 85% for the nine months ended October 31, 2004, as compared with 84% and 85% in the comparable periods of the prior year, respectively. During fiscal 2004, 2003, and 2002, sales to international customers accounted for approximately 86%, 67%, and 42% of our total net revenues, respectively. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

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

Some of our markets, especially the DVD segments, are characterized by intense price competition. The willingness of customers to design our chips into their products depends to a significant extent, upon our ability to sell our products at competitive prices. We expect the average selling price of our existing products to decline significantly over the life of each product as the markets for our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have two lines of credit with a bank which allow for borrowings of $3.0 million and $3.0 million, respectively. Under the agreements for these lines of credit, which expire in October 2005, we are subject to certain financial covenants. In the past, we had, on occasion, been in violation of some of the covenants and in all cases, obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of October 31, 2004, we had no borrowings outstanding under any line of credit.

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

  Analog Devices;
  ATI Technologies;
  Broadcom;
  Cirrus Logic;
  Conexant Systems;
  Equator Technologies;
  ESS Technology;
  LSI Logic/C-Cube;
  Mediatek;
  Phillips;
  STMicroelectronics;
  Texas Instruments; and
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

  Compatibility with emerging standards and multiple platforms; and
  Improvements to our silicon architecture.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our potential inability to fully comply with requirements of Section 404 could adversely affect the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending January 31, 2005. Our independent auditors will be required to attest to, and report on, our management's assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. We are currently undergoing extensive documentation and testing of our internal controls over financial reporting in order to meet our required compliance by January 31, 2005. These processes required us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. We believe that our efforts will enable us to provide the required report and will enable our independent auditors to provide their report on our management's assessment of the Company's internal controls as of fiscal 2005. However, a minimal amount of time is available to remediate control deficiencies identified to date, and any further deficiencies identified during the testing phase. Consequently, we may not be able to complete our documentation and testing of internal controls with sufficient time prior to year-end so that we can remediate any identified material weaknesses or significant deficiencies, if any, and test, along with our independent auditors, the operating effectiveness of those remediated controls. As such, there is increased risk that we may be unable to fully comply with the requirements of Section 404 by the January 31, 2005 deadline, and that any deficiencies identified will either not be remediated or remediation will not be adequately evidenced as of January 31, 2005. In addition, deficiencies identified to date by the Company and our independent auditors have not yet been fully remediated. These include potential significant deficiencies or material weaknesses with respect to (1) inadequate controls associated with the recording in accordance with generally accepted accounting principles of complex and/or unusual transactions, and (2) the absence of appropriate monitoring controls and segregation of duties at the Company's headquarters and its foreign subsidiaries. We will evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the deficiencies identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation. We believe that the internal control deficiencies identified to date did not have a material effect on our financial statements for the period ended October 31, 2004. If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely fashion, we may receive a qualified or adverse opinion from our independent auditors or a disclaimer of opinion regarding the effectiveness of our internal controls over financial reporting. Such qualified, adverse or disclaimed Section 404 opinion from our independent auditors could have an adverse impact on our stock price.

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

Our stock price is volatile.

The market for our common stock has been subject to significant volatility, which is expected to continue. The following factors, among others, may have a significant impact on the market price of our common stock:

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the Company's critical accounting policies as described in the Company's 2004 Annual Report on Form 10-K.

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

Interest Rate Sensitivity. At October 31, 2004, we did not hold any short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

At October 31, 2004, we had no borrowings outstanding under our $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity.

The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at October 31, 2004, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, except as discussed in the following paragraph under the caption "Sarbanes-Oxley Section 404 Compliance" below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Sarbanes-Oxley Section 404 Compliance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending January 31, 2005. Our independent auditors will be required to attest to, and report on, our management's assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. We are currently undergoing extensive documentation and testing of our internal controls over financial reporting in order to meet our required compliance by January 31, 2005. These processes required us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. We believe that our efforts will enable us to provide the required report and will enable our independent auditors to provide their report on our management's assessment of the Company's internal controls as of fiscal 2005. However, a minimal amount of time is available to remediate control deficiencies identified to date, and any further deficiencies identified during the testing phase. Consequently, we may not be able to complete our documentation and testing of internal controls with sufficient time prior to year-end so that we can remediate any identified material weaknesses or significant deficiencies, if any, and test, along with our independent auditors, the operating effectiveness of those remediated controls. As such, there is increased risk that we may be unable to fully comply with the requirements of Section 404 by the January 31, 2005 deadline, and that any deficiencies identified will either not be remediated or remediation will not be adequately evidenced as of January 31, 2005. In addition, deficiencies identified to date by the Company and our independent auditors have not yet been fully remediated. These include potential significant deficiencies or material weaknesses with respect to (1) inadequate controls associated with the recording in accordance with generally accepted accounting principles of complex and/or unusual transactions, and (2) the absence of appropriate monitoring controls and segregation of duties at the Company's headquarters and its foreign subsidiaries. We will evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the deficiencies identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation. We believe that the internal control deficiencies identified to date did not have a material effect on our financial statements for the period ended October 31, 2004. If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely fashion, we may receive a qualified or adverse opinion from our independent auditors or a disclaimer of opinion regarding the effectiveness of our internal controls over financial reporting.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company's financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On August 23, 2004, we were sued in Los Angeles Superior Court by several motion pictures companies in an action titled Paramount Pictures Corp., et al. v. Sigma Designs, Inc. The suit alleged that we breached a license agreement by incorrectly selling DVD decoder chips incorporating Content Scramble System ("CSS") technology. The complaint seeks an injunction and reasonable attorney fees. In October 2004, the Company and the plaintiff entered into a settlement agreement involving no material monetary damages and a dismissal was filed with the Los Angeles Superior Court.

ITEM 6. EXHIBITS

31.1     Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.      PDF

31.2     Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.      PDF

32.2     Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: December 9, 2004

By: /s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)