Form 10-K
period 2005-01-29
SIGMA DESIGNS INC
filed 2005-04-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

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

      As of July 31, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, there were 20,796,195 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on July 31, 2004) was approximately $125,741,719. Shares of the Registrant's outstanding common stock held by each executive officer and director and by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 21,269,560 shares of the Registrant's Common Stock issued and outstanding on April 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Sigma Designs, Inc.'s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on June 17, 2005 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended January 31, 2005.

Sigma Designs, Inc.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page No.

Item 1. Business	**

Item 2. Properties	**

Item 3. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters	**

Item 6. Selected Financial Data	**

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	**

Item 8. Consolidated Financial Statements and Supplementary Data	**

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**

Item 9A. Controls and Procedures	**

Item 9B. Other Matters	**

PART III

Item 10. Directors and Executive Officers of the Registrant	**

Item 11. Executive Compensation	**

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**

Item 13. Certain Relationships and Related Transactions	**

Item 14. Principal Accounting Fees and Services	**

PART IV

Item 15. Exhibits, Financial Statement Schedules	**

Signatures	**

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report on Form 10-K, including but not limited to the factors discussed under "Certain Factors Affecting Business, Operating Results, and Financial Condition" and elsewhere in this Annual Report on Form 10-K. Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. A forward-looking statement is any statement that looks to future events, including any statements of plans, strategies and objectives of management for the future and any statement of assumptions underlying the foregoing. In some cases, you can identify a forward looking statement by such terms as "may," "believe," "could," "anticipate," "would", "might," "plan," "expect" and similar expressions or the negative of these terms or other comparable terminology. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K "Sigma," "the Company," "we," "us," and "our" refer to Sigma Designs, Inc.

We specialize in silicon-based digital media processing solutions for consumer products. Our highly-integrated solutions, based on our award-winning REALmagic® Video Technology, provide high-quality decoding of H.264 MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content (note, MPEG (Moving Picture Experts Group) is an international standards body).

Complementing this core technology, we have developed complete system solutions for tomorrow's convergence products, including DVD playback, digital TV (DTV) reception, video over IP, personal video recording (PVR) and video-on-demand (VOD). Our business operates in one segment, consumer electronic devices and products. See Note 14 of Notes to Consolidated Financial Statements for further information on our product groups and markets. Our products are sold worldwide through a direct sales force and distributors. Our Common Stock, publicly traded since 1986, is listed on the NASDAQ National Market under the symbol SIGM. Our Headquarters are located in Milpitas, California, we also have a research and development center in France as well as sales offices in China, Europe, Hong Kong, Japan and Taiwan.

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

In January 2003 we launched the first high definition television (HDTV) decoder chips with MPEG-4. The announcement formally marked our official entry into the digital TV and media gateway markets. In January 2004 we announced the EM8620L, the first media processor to support WMV9, an advanced video compression technology from Microsoft Corp. In January 2005, we announced the SMP8630, the first media processor to integrate H.264, WMV9 and MPEG decoding in one chip.

We were incorporated in California in January 1982. Our principal executive office is located at 1221 California Circle, Milpitas, California 95035. Our telephone number is (408) 262-9003, and our Internet home page is located at www.sigmadesigns.com; however, the information in, or that can be accessed through, the home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under "Investors," as soon as reasonably practicable after we have electronically filed such material with, or have furnished it to, the United States Securities and Exchange Commission, or SEC. The public may also read and copy any materials we filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we filed electronically with the SEC.

Principal Markets

Our primary focus is to develop and market media processor chipsets for consumer appliances, which can be segmented into three broad categories. Many of our chipset products are designed to be used in a wide range of applications.

IP Video Solutions

Video delivered and distributed over Internet Protocol (IP) is emerging as an important product category for a growing number of consumer equipment makers. These solutions can be further segmented into two primary sub-segments, IPTV over DSL and digital media adapters (DMAs).

Broadband Internet connectivity, highly compressed digital media, and a fundamental demand for entertainment alternatives are paving the way for IPTV delivered over DSL. New set-top boxes, many based on advanced codecs such as H.264 or WMV9 and advanced digital rights management (DRM), are being readied by telecommunications companies around the world to tap into the potential revenues streams that may be created by these products. Many international regions currently lack the cable infrastructure that exists in the U.S., thus creating pent up demand for reliable high quality video delivery. We have become a key supplier into these IPTV solutions by offering an optimized feature set with scalable performance silicon and unique streaming video software.

DMAs are a new product category which supports local distribution of video/audio content to television sets throughout the home using wired or wireless connectivity. DMAs typically work in conjunction with a centralized media center or gateway to offer ubiquitous digital media within the home. We are a key vendor of chipset solutions for DMAs, taking advantage of the same feature set, and streaming video software developed for the IPTV market.

Companies such as D-Link, Pinnacle, Lenovo Group PC (formerly Legend), Vertex Link, IO Data and LG Electronics, are preparing and providing IP video appliances for the consumer market using our silicon solutions. In addition, the new "T-Online Vision on TV" service, based around the Fujitsu Siemens Center ACTIVY Media Center, is powered by our EM8400 MPEG decoder chips.

Connected Media Players

Connected media players represent a range of devices that include networked DVD players, portable media devices, and multi-function media centers.

Premium DVD players with advanced video codecs have been a product of choice for entertainment enthusiasts for over two years. Manufacturers have recently introduced a new range of network connected DVD players, supporting either in-home connectivity or external Internet connections for direct downloading. We pioneered this market with the first DVD decoder chips supporting playback of MPEG-4 and DivX video, and have followed up with the support for WMV9, an important new feature for downloading content. We are an important supplier in this segment and provide comprehensive solutions with the latest codecs (WMV9 and MPEG-4), support for networking and local hard drives, and high definition video output.

Another sub-segment of demand for our chipsets is portable media devices. With ongoing technology improvements in media compression, wireless communications, and small form-factor storage, portable media players have quickly become the media-on-the-go equivalent of the cell phone. The trend toward hand-held players has already moved to the mainstream for audio, while new advanced video compression schemes are enabling the addition of movies, personal video and photos, for use on the road and within the home. We have begun to penetrate this market by offering media processors that offer the latest codecs in a highly integrated package along with low power dissipation.

KiSS Technology, a leading European vendor of advanced DVD products, is developing the first DivX certified DVD players using our chipsets. In addition, several companies are preparing new WMV9 capable DVD players to enter the market using our new chips.

High Definition Television

HDTV sets already represent a substantial and growing product category, currently selling in the millions of units, led by the U.S. market and moving overseas. New widescreen HDTV sets are being offered in an increasing array of forms using three primary technologies - liquid crystal display (LCD), plasma and projection - each providing unique advantages. We offer a growing line of high definition media processors, designed for the new flat panel displays, and offering advanced display processing features to recreate the essence of cinema picture quality.

Our EM8610 digital media processor has been selected for use in high-definition plasma television sets from KiSS Technology and from Jamo.

In addition to our primary market segments, we still sell legacy products into commercial VOD streaming and PC add-in markets.

Industry Alliances

To meet customer needs for a complete system solution, we have developed strong relationships with leading suppliers of chipsets, system software and video servers/encoders. Companies that provide live encoders and server systems enable OEMs to deliver complete solutions for IP video streaming applications. Our set-top appliance reference designs, in some cases, depend on vendors of processors, graphics controllers, video encoders, wireless controllers, and DTV tuners, from providers such as Atheros or Toshiba. Furthermore, stand-alone consumer appliances require a substantial amount of software and middleware, from vendors such as Digital 5, Syabas, or Microsoft, with which we also have strong working relationships.

Sigma Business Strategy

Our objective is to provide digital media processing chipsets that offer advanced features, superior video quality, and rapid time to market for our target applications. To accomplish this goal, we focus on a continual investment in technology, as well as the promotion of our fundamental advantages.

We believe that our field-proven, decoder technology, now in our fourth generation of silicon and equivalent evolution of software, represents one of our key competitive advantages. We continue to invest and build on six primary technology foundations to provide the highest quality digital video/audio solutions possible:

  Digital video decoding including MPEG-1, -2 and -4 H.264 and WMV9;
  Digital audio decoding including MPEG-1, -2 and proprietary formats, including Dolby® Digital and Windows® Media Audio (WMA);
  Advanced scene composition including advanced video scaling, adaptive deinterlacing, adaptive flicker filtering and prioritized alpha mixing;
  Front-end architectures for effectively processing DRM algorithms, transport handling and conditional access;
  Software clients for VOD and IP multicast and navigation software for DVD-video, DVD-audio, SVCD, VCD, CD and HDD playback; and
  Standard-definition (SD) and high-definition (HD) solutions that share a common hardware and software architecture.

Sigma Products

We offer chip-level products that enable digital media processing solutions for consumer appliances. Our line of digital media processing chips features the highest quality video possible. We complement our silicon technology with embedded software, portable to a wide range of operating environments. Featuring VOD and media navigation clients, our software is available under Windows, Linux, and WinCE operating systems. In addition, we develop and sell reference platforms designed around our silicon and software as application examples for customer development.

The following chipset products are sold primarily into the consumer appliance market:

  The original EM8300 provided MPEG-2 and -1 video decoding solutions for PC-based DVD playback and streaming video, which won wide acclaim as the top MPEG hardware for the PC, and included retail offerings by Creative Labs, Sony, and Panasonic.
  The EM8400 series provides MPEG-4, -2 and -1 video and audio decoding for broadband interactive set-top boxes, including companies such as Fujitsu-Siemens, Acer and Samsung. The EM8400 Series represents one of the first MPEG-4 silicon solutions for the set-top box market.
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
  The EM8610 series represents the first HDTV decoder silicon solutions to also support MPEG-4 and IP video streaming. Designed for HDTVs and advanced set-top boxes, it also offers advanced audio/video processing and progressive DVD playback. The software-compatible EM8610L series addresses the more cost-sensitive SDTV and video endpoint markets.
  The EM8620L series represents the first HD WMV9 decoder silicon solution and also supports DVD and HD MPEG-4/-2 decoding. Designed for video endpoints (such as digital media adaptors and broadband IP video set-top boxes), DVD receivers and advanced DVD players, the EM8620L series offers advanced audio/video processing.
  The SMP8630 series is the first chip to offer integrated support for H.264, WMV9, and MPEG decoding in a single system-on-chip solution. It is designed for IPTV set-top boxes, high definition DVD players, HDTV television, and DMAs.

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

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring more working capital and resulting in more pressure on our operating results. International customers accounted for 86% of our total net revenues in fiscal 2005.

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

Research and Development

As of January 31, 2005, we had a staff of 87 research and development personnel. These research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We are focusing our development efforts primarily on MPEG decoder and WMV9 products, including new and improved versions of REALmagic MPEG chipsets and cost reduction processes.

To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of MPEG video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the REALmagic architecture.

During fiscal 2005, 2004, and 2003, our research and development expenses were $11.6 million, $10.0 million, and $8.4 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for MPEG decoder products is highly competitive. Rival companies include ESS Technology, Cirrus Logic, Mediatek, Zoran, ATI Technologies, Equator Technologies, Texas Instruments, Phillips, Analog Devices, Broadcom, STMicroelectronics, Conexant Systems and LSI Logic. Many of these companies have a higher profile, larger financial resources, and greater marketing resources than Sigma and may develop a competitive product that may inhibit the wide acceptance of our products' technology. We believe that other manufacturers are developing MPEG products that will compete directly with our products in the near future.

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

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features and intend to do so for future versions of REALmagic. We currently have six pending patent applications for our REALmagic technology. Twenty-seven patents have been issued to us. We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

To reduce overhead expenses, along with capital and staffing requirements, we currently use third-party contract manufacturers to fulfill all of our manufacturing needs, including chipset manufacturing and board-level assembly. All of the chips used by us to develop our decoding products are manufactured by outside suppliers and foundries. Each of these suppliers is our sole source of supply for the respective chips produced by such supplier and we do not have guaranteed price or quantity commitments.

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

Employees

As of January 31, 2005, we had 149 full-time employees, including 87 in research and development, 35 in marketing, sales and support, 8 in operations, and 19 in finance and administration.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

We currently lease a 40,000 square foot facility in Milpitas, California that is used as our headquarters. The lease on our Milpitas, California facility will expire in September 2007. We also lease facilities for a sales office in Hong Kong and a representative office in Shenzhen China, and for research and development near Paris, France. We believe existing facilities are both suitable and adequate for our near-term needs.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of April 1, 2005:

Name	Age	Position
Thinh Q. Tran	52	Chairman of the Board, President, and Chief Executive Officer
Silvio Perich	57	Senior Vice President, Worldwide Sales
Jacques Martinella	49	Vice President, Engineering
Kenneth Lowe	49	Vice President, Strategic Marketing
Kit Tsui	56	Chief Financial Officer, and Secretary

_______________

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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First quarter ended April 30	$8.95	$5.77	$ 7.38	$ 3.34
Second quarter ended July 31	9.57	4.75	12.83	6.27
Third quarter ended October 31	9.84	5.35	11.90	7.45
Fourth quarter ended January 31	10.30	6.81	9.50	5.65

Shareholders

As of April 8, 2005, we had approximately 6,185 shareholders of record.

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

	Fiscal Year
Year ended January 31,	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net Revenues	$ 31,437	$ 30,520	$ 18,139	$ 13,437	$ 29,476
Net income (loss) available to common shareholders	1,840	1,543	(6,057)	(10,392)	(6,868)
Diluted net income (loss) per share available to common shareholders	0.08	0.07	(0.37)	(0.64)	(0.42)
Working capital	23,998	23,868	4,459	10,475	19,706
Total assets	34,937	29,792	21,417	26,274	38,334
Shareholders' equity	29,112	26,022	5,802	11,466	21,781

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ABOUT THE MARKETS IN WHICH WE OPERATE AND OUR BUSINESS AND PROSPECTS, INCLUDING STATEMENTS ABOUT OUR REVENUESS, GROSS MARGIN, OPERATING EXPENSES, THE SUFFICIENCY OF OUR CURRENT RESERVE OF CASH AND CASH EQUIVALENTS, OUR SHORT-TERM INVESTMENTS AND OUR BANK LINES OF CREDIT TO MEET OUR WORKING CAPITAL REQUIREMENTS, AND THE EFFECT OF INTEREST RATE CHANGES ON THE VALUE OF OUR SHORT-TERM INVESTMENTS, OUR BANK LINES OF CREDIT AND OUR FOREIGN CURRENCY CASH BALANCES. THESE STATEMENTS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES WHICH MAY RESULT IN DIFFERENT OR DISAPPOINTING FUTURE BUSINESS AND FINANCIAL RESULTS. MANY OF THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN THIS REPORT, INCLUDING UNDER "CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITIONS".

Results of Operations

For the fiscal year ended January 31, 2005, our net revenues increased 3% to $31.4 million from $30.5 million reported for fiscal 2004. This slight increase in revenues was primarily attributable to the increased non-recurring engineering revenues and sales of our new EM8620 Windows Media 9 media processors in the IP video application and advanced DVD/media player markets which was partially offset by the decreased sales of other MPEG chipset products in the same markets. Revenues from sales of our products in IP video application and advanced DVD/media player market increased to 91% of our total revenues in fiscal 2005 compared to 88% of total revenues for fiscal 2004 and 73% for fiscal 2003, while revenues from sales of our products in the PC add-in market decreased to 8% in fiscal 2005 compared to 12% for fiscal 2004 and 27% for fiscal 2003.

Net income for the fiscal year ended January 31, 2005 was $1.8 million, increased by $0.3 million as compared to net income of $1.5 million for the prior fiscal year. The increase was primarily attributable to increased revenues of $0.9 million, gross margin of $3.1 million, an incentive of $0.4 million received from the French tax authorities, and interest income of $0.1 million from our short term investments, partially offset by increased operating expenses. The incentive recovered qualifying research and development expenditures incurred by our French subsidiary in fiscal 2001.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net revenues	100%	100%	100%
Cost of revenue	30%	38%	45%
Gross profit	70%	62%	55%
Operating expenses:
Research and development	37%	33%	46%
Sales and marketing	15%	16%	25%
General and administrative	14%	8%	16%
Other (income) expense	(2%)	0%	1%
Net income (loss) available to common shareholders	6%	5%	(33%)

Net Revenues

The following table sets forth our net revenues in each of our major product group, and the percentage of total net revenues represented by each product group, for the last three years:

(Dollars in thousands)	Fiscal 2005		Fiscal 2004		Fiscal 2003
Boards	$ 3,280	10%	$ 3,231	10%	$ 6,215	34%
Chipsets	26,380	84%	25,880	85%	10,742	59%
Other	1,777	6%	1,409	5%	1,182	7%
TOTAL NET REVENUES	$31,437		$30,520		$18,139

Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. Our chipsets are targeted toward manufacturers and large volume OEM customers building interactive multimedia products for business and consumer markets. The "Other" category includes Netstream consoles for the IP video application market, development kits, set-top box products and accessories, service revenues under agreements for providing hardware and software support, engineering development for customization of certain MPEG decoding chipsets and freight fees charged to customers. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively.

We anticipated the continuous decrease in revenues for our MPEG board products from fiscal 2003 through 2005, which were mainly attributable to our decision to focus on the chipset products in the IP video application and advanced DVD/media player market instead of board products in the same markets. The increases in revenues for our chipset products from fiscal 2003 through fiscal 2005 were attributable to the continuing growth of demand for our chipset products from the IP video application and advance DVD/media player markets, leading to increased unit sales and higher introduction selling prices of our new advanced DVD player and IP video set-top box chipsets.

The table below sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for each of the last three fiscal years:

(Dollars in thousands)	Fiscal 2005		Fiscal 2004		Fiscal 2003
IP video application market	$18,063	58%	$15,068	50%	$9,834	54%
Advanced DVD/media player market	10,379	33%	11,690	38%	3,490	19%
HDTV product market	362	1%	94	0%	0	0%
PC add-in and other markets	2,633	8%	3,668	12%	4,815	27%
TOTAL NET REVENUES	$31,437		$30,520		$18,139

For fiscal 2005, revenues from sales of our products to the IP video application market increased 20% or $2,995,000 from fiscal 2004 and increased 53% or $5,234,000 for fiscal 2004 compared to fiscal 2003. For fiscal 2005, revenues from sales of our products to the advanced DVD/media player market decreased 11% or $1,311,000 from fiscal 2004 and increased 235% or $8,200,000 for fiscal 2004 compared to fiscal 2003.

The increase in revenues in the IP video application market for fiscal 2005 as compared to fiscal 2004 and 2003 is mainly attributable to increased unit sales due to the increase in internet protocol television (IPTV) and digital media adapter (DMA) deployment. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments.

The decrease in revenues from sales of our products to the advanced DVD/media player market for fiscal 2005 as compared to fiscal 2004 is attributable to decreased unit sales and lower average selling price of our MPEG chipsets to advanced DVD player manufacturers, partially offset by increased revenues from sales of our new Window Media Video (WMV9) chipsets. The increase in revenues for fiscal 2004 compared to fiscal 2003 was mainly due to increased sales of our MPEG chipset products. We expect revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. If, however, these declines in unit sales and average selling prices for our products sold into the advanced DVD/media player market were to continue, it could harm our revenues and profitability.

We began shipment of HDTV applications during the second quarter of fiscal 2004, and expect revenues in the HDTV product market to increase slowly over the near term.

The category "PC add-in and other markets" in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The continued decrease in revenues for fiscal 2005 and 2004 is due to the decreased unit sales of our chipsets to the PC add-in market, partially offset by increased revenues in engineering development projects. We expect our revenues from sales for these products to the PC add-in markets to continue to decrease due to the generally declining demand, and we expect our revenues from engineering development projects to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

The table below sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years:

(Dollars in thousands)	Fiscal 2005		Fiscal 2004		Fiscal 2003
Asia	$20,571	65%	$19,816	65%	$6,246	34%
Europe	6,462	21%	6,502	21%	5,937	33%
United States	4,345	14%	4,168	14%	5,913	33%
Canada	56	0%	22	0%	28	0%
Other regions	3	0%	12	0%	15	0%
TOTAL NET REVENUES	$31,437		$30,520		$18,139

Our Asia revenues for fiscal 2005 were derived predominantly from customers in China, Taiwan, and Korea. Revenues generated from China, Taiwan, and Korea, in fiscal 2005 accounted for 21%, 17% and 16% of our total net revenues, respectively as compared to 12%, 22%, and 11% for fiscal 2004 and 8%, 4% and 4% for fiscal 2003. Our Europe revenues in fiscal 2005 were derived predominantly from customers in Denmark. Revenues generated from Denmark in fiscal 2005 accounted for 15% of our total net revenues, as compared to 12% for fiscal 2004 and 21% for fiscal 2003. In fiscal 2005 no domestic customer accounted for more than 10% of our total net revenues, one customer in Asia accounted for 15% of our total net revenues and one customer in Europe accounted for 14% of our total net revenues. In fiscal 2004, no customer accounted more than 10% of our total net revenues and one customer based in Europe accounted for 19% of our total net revenues in fiscal 2003. Our 2005 international revenues were at the same percentage as fiscal 2004, approximately 86% of our total net revenues. The percentage of international sales was 67% in fiscal 2003. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 70% in fiscal year 2005, 62% in fiscal 2004, and 55% in fiscal 2003. This improvement was due to our continuing efforts to reduce the cost of our original MPEG board and chipset products, and the introduction and sales of our new higher-margin chipset and board products as well as increased service and development revenues. In addition, the costs related to service revenues and development revenues were included in sales and marketing expenses, and research and development expenses respectively (see reference to Critical Accounting Policies - Revenue Recognition), while our expense for inventory obsolescence included in cost of revenues decreased to $0.2 million versus $0.6 million in fiscal 2004 and $0.7 million in fiscal 2003. We expect our gross margins will vary from period to period due to changes in the mix of product sales, selling prices, including as affected by volume discounts, our costs, the extent of development fees, and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Operating Expenses

In fiscal 2005, sales and marketing expenses were comparable to fiscal 2004 and increased $0.3 million or 6% in fiscal 2004 compared to fiscal 2003. We believe that our sales and marketing expenses will increase in absolute dollar terms in future periods as we intend to increase headcount in our sales and marketing organization and to expand our product marketing and sales development.

Research and development expenses increased $1.6 million or 16% in fiscal 2005 compared to fiscal 2004 and $1.6 million or 20% in fiscal 2004 compared to fiscal 2003. The year-over-year increase in research and development expenses was primarily attributable to the additions of engineering staff at our headquarters, our Hong Kong office and development center in France, independent contractors and consultants, prototype costs of new products, and various licensing fees. We plan to continue our efforts in the development of our proprietary MPEG and WMV9 based products, and expect research and development expenses will likely increase by 10% to 20% in absolute dollar terms on a year-over-year basis at least for the near term.

Our general and administrative expenses increased $1.7 million or 68% in fiscal 2005 compared to fiscal year 2004, due to additional expenses for various professional services - most of which are Sarbanes-Oxley related, totaling approximately $0.5 million. The increase is also due to additional bad debt expense of $0.6 million compared to a $0.2 million recovery in 2004 and legal costs that were $0.2 million greater than prior year. Our general and administrative expenses decreased $0.5 million or 16% in fiscal 2004 compared to fiscal 2003. The decrease was mainly due to a $0.2 million recovery of bad debt expenses and the reduction of professional service fees. We expect our general and administrative expenses will increase in absolute dollar terms in future periods due to the continually increasing cost of insurance, professional services and other expenditures associated with our business.

Liquidity and Capital Resources

As of January 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $18.8 million, a slight decrease of $0.2 million compared with $19.0 million at January 31, 2004. The decrease resulted from an additional $1.0 million investment in an Original Equipment Manufacturer (the OEM) headquartered in Europe, a $1.0 million investment in a local early-stage technology company and capital equipment additions of $1.2 million. The decrease was partially offset by cash generated from operations of $2.0 million and $1.3 million from the exercise and purchase of stock by employees through the stock options plan and the Employee Stock Purchase Program. Our ownership interest in the OEM is less than 7% as of January 31, 2004 and less than 10% as of January 31, 2005 and is accounted for using the cost method. We had revenues from product sales to this OEM of $4.5 million, $1.4 million, and $0.3 million in fiscal 2005, 2004, and 2003, respectively. We had an accounts receivable balance of $2.5 million and $0.8 million from this OEM at January 31, 2005 and 2004, respectively. Subsequent to January 31, 2005, payment terms for the $2.5 million receivable balance from this OEM were modified to provide for an extended repayment arrangement of eight weekly installment payments ranging from $300,000 to $420,000, commencing March 21, 2005 through May 9, 2005. The modified payment terms were in response to cash flow difficulties the OEM encountered subsequent to its product purchases from us, primarily because of operational issues that arose when the OEM transferred the manufacturing of its products to another contract manufacturer. To extend its payment terms, the OEM provided to us a security interest on certain of its assets. As of April 12, 2005 the OEM was ahead of schedule with respect to the modified payment terms and, as a result, the remaining balance of this receivable had been reduced to approximately $0.5 million which we believe is fully collectable.

We do not have guaranteed price or quantity commitments for any of our suppliers. The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations, which consisted solely of operating lease commitments, as of January 31, 2005.

Contractual Obligations                                   Operating
Payments Due by Period                                     Leases
-------------------------------                           ---------
1 year or less.......................................... $     788
1-3 years...............................................     1,130
                                                          ---------
Total................................................... $   1,918
                                                           =========

On October 29, 2004, we entered into an amended and restated revolving line of credit, expiring in October 2005, which is primarily collateralized by our accounts receivable and under which we can draw down a maximum of $3.0 million. As of January 31, 2005, we had availability to draw down approximately $1.2 million. In addition, we have a bank line of credit of $3.0 million that expires in October 2005, which line is secured by substantially all of our assets. The entire $3.0 million of bank line is available for borrowing. As of January 31, 2005, we had no borrowings outstanding under either line of credit. Under the agreements for these lines of credit, we are subject to certain financial covenants. As of January 31, 2005, we were in compliance with these covenants.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations for the year ended January 31, 2005 and 2004, it is possible that our operations will consume cash in future periods. Other than the obligations under certain contractual agreements shown on the table above, we currently have no long-term debt. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents, including the proceeds from our private placements of common stock during the first half of fiscal 2004, will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Sigma Designs. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market

Our business is highly dependent on the sale of IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect the majority of our current revenues to come from the sale of chipsets for use in emerging consumer applications. The digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products, but rather the products of our competitors. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic products. Since our inception through January 31, 2005, our total accumulated deficit is $59.123 million. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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

  Expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002; Market acceptance of the technology embodied in our products generally and our products in particular;

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

  Inventory obsolescence;

  Write-downs of accounts receivable;

  An interrupted or inadequate supply of semiconductor chips or other materials included in our products, for example, our source of supply for silicon wafers was, and may in the future be, affected by earthquakes in Taiwan;

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

The requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our receipt of an adverse opinion on internal controls from our external auditor could adversely affect the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent auditors are required to attest to, and report on, our management's assessment. In our report, our management documents both the design of our internal controls and the testing processes supporting management's evaluation and conclusion. We extensively documented and tested our internal controls over financial reporting in order to meet our required compliance date of January 31, 2005. We hired additional personnel and engaged outside advisory services all of which caused our operating expenses to increase. We expect to incur additional expenses in the future in connection with compliance with Sarbanes-Oxley in future periods. In addition, deficiencies and weaknesses identified by the Company and our independent auditors are required to be remediated and this will likely result in additional expenses. These include material weaknesses which resulted in an adverse opinion on our internal controls, including the following: (1) inadequate controls to ensure that financial information is adequately analyzed to detect misstatements, (2) the lack of understanding of generally accepted accounting principles and SEC reporting matters, and (3) inadequate supervision and review controls over the recording of stock options. We are evaluating the additional steps and actions needed to improve our financial infrastructure and eliminate the deficiencies and weaknesses identified and will take appropriate remedial action. We believe that the internal control deficiencies and material weaknesses identified to date did not have a material effect on our financial statements for the period ended January 31, 2005. However the receipt of the adverse opinion from our independent auditors over internal controls could detrimentally impact our stock price.

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

In fiscal 2005, no domestic customer accounted for more than 10% of our total net revenues, however, one customer in Asia accounted for 15% and one customer in Europe accounted for 14% of our total net revenues. In fiscal 2004, no customer accounted more than 10% of our total net revenues and only one customer based in Europe accounted for 19% of our total net revenues in fiscal 2003. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our international operations are subject to certain risks.

Our international sales represented 86% of total net revenues for the years ended January 31, 2005 and 2004, and 67% for the year ended January 31, 2003. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

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

Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenues during each quarter, each of which is extremely difficult to forecast. The majority of our orders in a given quarter historically have been shipped in the last months of that quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would adversely affect our operating results. Further, to the extent we receive orders late in any given quarter, we may be unable to ship products to fill those orders during the same quarter in which we received the corresponding order, which would have an adverse impact on our operating results for that quarter.

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

We have two lines of credit with a bank, which allow for borrowings of $3.0 million from each line. Under the agreements for these lines of credit, which expire in October 2005, we are subject to certain financial covenants. In the past, we had, on occasion, been in violation of some of the covenants and in all cases, obtained waivers releasing us from our obligation to meet these covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of January 31, 2005, we had no borrowings outstanding under any line of credit.

Our future revenues growth depends in large part on the adoption of MPEG technology and new CODECs.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-seven patents covering the technology underlying the REALmagic products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

We will be required to expense options granted under our employee stock plan as compensation, and our net income and earnings per share could be significantly reduced and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after June 15, 2005, with early adoption encouraged. Therefore, we are required to adopt SFAS 123R in our third fiscal quarter of 2006. When such adoption is implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

In fiscal 2001, we began recognizing revenues from our primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, we granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although the returns are not frequent in nature, returns from this distributor cannot be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

Revenues from product development agreements were recognized in fiscal 2005, 2004 and 2003 when billed, earned, and collection was assured. The Company classifies all development costs related to such agreements as research and development expenses as the associated effort expended in providing development revenue is resident in the R&D function. Development revenues were $981,000, $792,000 and $458,000, for fiscal 2005, 2004, and 2003, respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenues were included in sales and marketing expenses as the engineering support associated with service contract revenue is resident in the sales and marketing function. Support service revenues were $308,000, $269,000 and $127,000 for fiscal 2005, 2004, and 2003 respectively.

Accounts Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyond the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding credit worthiness. In fiscal 2005, 2004 and 2003, we recorded a provision (reversal) for bad debt allowance in the total amount of $595,000, $(186,000), and $60,000 respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's fiscal quarter beginning August 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a Company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

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

Interest Rate Sensitivity. At January 31, 2005, we had no borrowings outstanding under our $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at January 31, 2005, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors' report appear on pages F-1 through F-26 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management's Annual Report on Internal Controls Over Financial Reporting

We prepared and are responsible for the financial statements that appear in our Annual Report. These financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document. The management of the Company is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipt and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use of disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No 2), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, and identified the following material weaknesses in the operating effectiveness of internal control: (1) inadequate controls to ensure that financial information is adequately analyzed to detect misstatements, (2) the lack of understanding of generally accepted accounting principles and SEC reporting and (3) inadequate supervision and review controls over the recording of stock options. The above represent deficiencies or weaknesses in the effectiveness of our internal controls that resulted in an adverse opinion on our internal controls from our independent auditor. Details of these weaknesses are provided in the following paragraphs.

  The Company's personnel who are responsible for performing and overseeing the period-end financial closing and reporting process lack the understanding of generally accepted accounting principles (GAAP) and SEC reporting matters for their assigned duties, and consequently the Company's process to determine and monitor compliance with GAAP and SEC reporting matters is not operating effectively. In addition, the Company has not designed and implemented appropriate controls to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed to detect misstatements. For example, the Company did not appropriately consider the recoverability of a material trade receivable from a related party, totaling approximately $2.5 million and certain impairment indicators which were present when assessing a material investment in this related party, totaling $2.0 million. In addition, numerous audit adjustments to the financial statements, including the reversal of a $1.1 million gain on sale of investment that had not been consummated as of January 31, 2005, and modifications to the financial statement footnote disclosures were necessary to present fairly, in all material respects, the annual financial statements for the year ended January 31, 2005 in accordance with generally accepted accounting principles.

  The Company failed to design and implement appropriate supervisory and review controls over the recording of stock options. The Company's Chief Financial Officer records all inputs and changes to the stock option file and there is no independent review of such inputs. An error in recording option grants or cancellations may potentially misstate stock compensation expense and/or pro-forma footnote disclosures under SFAS No. 123 by an amount considered to be material to the interim or annual financial statements.

The Company recognizes these weaknesses and has instituted or plans to institute remediating actions as follows: (1) training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was deficient, (3) adding qualified additional resources in various finance functions, and (4) implementing adequate review and control over the stock option administration process.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of January 31, 2005, the Company did not maintain effective internal control over financial reporting based on those criteria. The Company's independent auditor has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears below.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sigma Designs, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Sigma Designs, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

  The Company's personnel who are responsible for performing and overseeing the period-end financial closing and reporting process lack the understanding of generally accepted accounting principles (GAAP) and SEC reporting matters for their assigned duties, and consequently the Company's process to determine and monitor compliance with GAAP and SEC reporting matters is not operating effectively. In addition, the Company has not designed and implemented appropriate controls to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed to detect misstatements. For example, the Company did not appropriately consider the recoverability of a material trade receivable from a related party, totaling approximately $2.5 million and certain impairment indicators which were present when assessing a material investment in this related party, totaling $2.0 million. In addition, numerous audit adjustments to the financial statements, including the reversal of a $1.1 million gain on sale of investment that had not been consummated as of January 31, 2005, and modifications to the financial statement footnote disclosures were necessary to present fairly, in all material respects, the annual financial statements for the year ended January 31, 2005 in accordance with generally accepted accounting principles.

  The Company failed to design and implement appropriate supervisory and review controls over the recording of stock options. The Company's Chief Financial Officer records all inputs and changes to the stock option file and there is no independent review of such inputs. An error in recording option grants or cancellations may potentially misstate stock compensation expense and/or pro-forma footnote disclosures under SFAS No. 123 by an amount considered to be material to the interim or annual financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and our report dated April 12, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 12, 2005

ITEM 9B. OTHER INFORMATION

In February 2005, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for approximately $1.08 million in cash. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds will be reported as a gain on sales of investment in the first quarter of fiscal 2006. The Company's remaining investment in this local MPEG-4 service provider company, consisting of 263,000 shares of Series D Preferred stock had a carrying amount of $263,000 at January 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled "Proposal One-Election of Directors" contained in our Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning our executive officers is incorporated by reference to the information set forth at the end of Part I of this Annual Report on Form 10-K.

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

(b) Reports on Form 8-K

On November 23, 2004, we filed a Current Report on Form 8-K dated November 23, 2004 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months and nine months ended October 31, 2004.

(c) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 14th day of April 2005.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 14, 2005
/s/ Kit Tsui Kit Tsui	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 14, 2005
/s/ William J. Almon William J. Almon	Director	April 14, 2005
/s/ Julien Nguyen Julien Nguyen	Director	April 14, 2005
/s/ Lung C. Tsai Lung C. Tsai	Director	April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
April 12, 2005

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2005 and 2004 (In thousands, except share data)

                                                        January 31,
                                                   ----------------------
                                                      2005        2004
                                                   ----------  ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................... $   10,250  $   18,962
  Short-term investments.........................      8,529          --
  Accounts receivable (net of allowances of
    $1,460 in 2005 and $935 in 2004).............      6,417       5,283
  Inventories....................................      3,675       2,614
  Prepaid expenses and other current assets......        764         518
                                                   ----------  ----------
           Total current assets..................     29,635      27,377

EQUIPMENT & LEASEHOLD IMPROVEMENTS - net.........      1,756       1,028
LONG-TERM INVESTMENTS............................      3,313       1,313
OTHER  ASSETS....................................        233          74
                                                   ----------  ----------
TOTAL............................................ $   34,937  $   29,792
                                                   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................... $    3,540  $    1,666
  Accrued liabilities............................      2,097       1,838
  Current portion of capital lease obligations...         --           5
                                                   ----------  ----------
           Total current liabilities.............      5,637       3,509
                                                   ----------  ----------
OTHER LONG - TERM LIABILITIES....................        188         261
                                                   ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock - no par value:  35,000,000
   shares authorized; shares outstanding:
   2005, 21,038,962; 2004, 20,637,995............     88,207      86,948
  Accumulated other comprehensive income.........         28          37
  Accumulated deficit............................    (59,123)    (60,963)
                                                   ----------  ----------
           Total shareholders' equity                 29,112      26,022
                                                   ----------  ----------
TOTAL............................................ $   34,937  $   29,792
                                                   ==========  ==========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003 (In thousands, except per share data)

                                               2005       2004       2003
                                             ---------  ---------  ---------
NET REVENUES............................... $  31,437  $  30,520  $  18,139
COSTS AND EXPENSES:
  Cost of revenues.........................     9,527     11,705      8,126
  Research and development.................    11,648     10,000      8,366
  Sales and marketing......................     4,804      4,802      4,528
  General and administrative...............     4,209      2,499      2,966
                                             ---------  ---------  ---------
           Total costs and expenses........    30,188     29,006     23,986
                                             ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS..............     1,249      1,514     (5,847)
Interest income............................       229        144        185
Interest expense...........................        (4)      (131)      (270)
Other income (expense), net................       370         25       (159)
                                             ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES..........     1,844      1,552     (6,091)
PROVISION FOR (BENEFIT FROM)INCOME TAXES ..         4          9        (34)
                                             ---------  ---------  ---------
NET INCOME (LOSS).......................... $   1,840  $   1,543  $  (6,057)
                                             =========  =========  =========
NET INCOME (LOSS) PER SHARE:
  Basic.................................... $    0.09  $    0.08  $   (0.37)
                                             =========  =========  =========

  Diluted ................................. $    0.08  $    0.07  $   (0.37)
                                             =========  =========  =========
SHARES USED IN COMPUTATION:
  Basic....................................    20,809     19,437     16,482
                                             =========  =========  =========

  Diluted .................................    23,529     22,390     16,482
                                             =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003 (In thousands, except share data)

                                                         Accumu-
                                                          lated
                                                          Other                              Total
                                                         Compre-                            Compre-
                                     Common Stock        hensive     Accumu-                hensive
                                 ---------------------    Income      lated                 Income
                                   Shares      Amount     (Loss)     Deficit      Total     (Loss)
                                 -----------  --------  ----------  ----------  ---------  ---------
Balances, January 31, 2002...... 16,378,042  $ 67,884  $       31  $  (56,449) $  11,466
Net loss........................         --        --          --      (6,057)    (6,057) $  (6,057)
Unrealized loss on investments..         --        --         (13)         --        (13)       (13)
Accumulated translation
  adjustment....................         --        --          (5)         --         (5)        (5)
                                                                                           ---------
Comprehensive loss..............                                                          $  (6,075)
                                                                                           =========
Common stock issued under
  stock plans...................    264,529       411          --          --        411
                                 -----------  --------  ----------  ----------  ---------
Balances, January 31, 2003...... 16,642,571    68,295          13     (62,506)     5,802
Net income......................         --        --          --       1,543      1,543  $   1,543
Accumulated translation
  adjustment....................         --        --          24          --         24         24
                                                                                           ---------
Comprehensive loss..............                                                          $   1,567
                                                                                           =========
Issuance of common stock,
  net of issuance cost of $666..  3,056,644    16,301          --          --     16,301
Common stock issued under
  stock plans...................    938,780     2,352          --          --      2,352
                                 -----------  --------  ----------  ----------  ---------
Balances, January 31, 2004...... 20,637,995    86,948          37     (60,963)    26,022
Net income......................         --        --          --       1,840      1,840  $   1,840
Unrealized loss on investments..         --        --         (24)                   (24)       (24)
Accumulated translation
  adjustment....................         --        --          15          --         15         15
                                                                                           ---------
Comprehensive loss..............                                                          $   1,831
                                                                                           =========
Common stock issued under
  stock plans...................    400,967     1,259          --          --      1,259
                                 -----------  --------  ----------  ----------  ---------
Balances, January 31, 2005...... 21,038,962  $ 88,207  $       28  $  (59,123) $  29,112
                                 ===========  ========  ==========  ==========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003 (In thousands)

                                                             2005       2004       2003
                                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................... $   1,840  $   1,543  $  (6,057)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
    Depreciation and amortization........................       492        572        596
    Provision for inventory valuation....................       230        647        745
    Provision (reversal) for bad debts and sales returns.       595       (186)        60
    Loss on disposal of assets...........................         7          8         --
    Investment impairment charge.........................        --         --        172
    Accretion of contributed leasehold improvements......       (85)       (83)       (27)
    Changes in operating assets and liabilities:
      Accounts receivable................................    (1,729)      (731)    (2,258)
      Inventories........................................    (1,291)      (789)     1,265
      Prepaid expenses and other.........................      (246)      (342)       345
      Accounts payable...................................     1,874        164        387
      Accrued liabilities and other......................       270        184        278
                                                           ---------  ---------  ---------
       Net cash provided by (used for)
         operating activities............................     1,957        987     (4,494)
                                                           ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment additions....................................    (1,226)      (265)      (697)
  Purchases of short-term investments....................   (20,153)        --     (4,368)
  Maturity of short-term investments.....................    11,600         --      5,298
  Long-term investments..................................    (2,000)    (1,313)        --
  Other assets...........................................       (29)       243       (216)
                                                           ---------  ---------  ---------
      Net cash provided by (used for)
        investing activities.............................   (11,808)    (1,335)        17
                                                           ---------  ---------  ---------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Net proceeds from sale of common stock.................     1,259     18,653        411
  Costs related to pending registration of private
      offering of common stock...........................      (130)        --         --
  Repayment of capital lease obligations.................        (5)      (122)      (230)
                                                           ---------  ---------  ---------
      Net cash provided by (used for)
        financing activities.............................     1,124     18,531        181
                                                           ---------  ---------  ---------
Effect of exchange rates changes on cash.................        15         24         (5)
                                                           ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........    (8,712)    18,207     (4,301)
CASH AND CASH EQUIVALENTS:
  Beginning of year......................................    18,962        755      5,056
                                                           ---------  ---------  ---------
  End of year............................................ $  10,250  $  18,962  $     755
                                                           =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST................................... $       4  $     131  $     270
                                                           =========  =========  =========

CASH PAID (REFUND) FOR INCOME TAXES...................... $      15  $       3  $     (34)
                                                           =========  =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Restricted cash balance offset against
    line of credit borrowings............................ $      --  $  12,000  $      --
                                                           =========  =========  =========

  Contributed leasehold improvements..................... $      --  $      12  $     400
                                                           =========  =========  =========

See notes to consolidated financial statements.

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

Accounting Period - The Company's fiscal year ends on the Saturday closest to January 31. For convenience, the fiscal years are shown as ending on January 31, although the fiscal years actually ended on January 29, 2005, January 31, 2004, and February 1, 2003, respectively. Fiscal 2005, 2004 and 2003 each included 52 weeks.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash and cash equivalents and short-term investments are on deposit with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Short Term Investments - Short-term investments represent highly liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income (loss) within shareholders' equity. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $230,000 $647,000, and $745,000 to cost of revenues for the years ended January 31, 2005, 2004 and 2003, respectively.

Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

Equipment is stated at cost and was re-categorized into Computer and test equipment, Software, Furniture and fixtures and Other for fiscal years 2005 and 2004. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter. The contributed leasehold improvement provided by the landlord for the Company's current facility is amortized using the straight-line method over the leasehold period.

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

In fiscal 2001, the Company began recognizing revenues from its primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which the Company accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, the Company granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of the Company's products within their inventory. Although the returns are not frequent in nature, returns from this distributor could not be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor's end-customers.

Revenues from product development agreements were recognized in fiscal 2005, 2004 and 2003 when billed, earned, and collection was assured. The Company classifies all development costs related to such agreements as research and development expenses. Development revenues were $981,000 $792,000, and $458,000 for fiscal 2005, 2004, and 2003 respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenues were included in sales and marketing expenses. Support service revenues were $308,000, $269,000, and $127,000 for fiscal 2005, 2004 and 2003 respectively.

Research and Development expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development and are therefore expensed as incurred. Software cost incurred after the establishment of technological feasibility, where the technology is well developed and can be immediately incorporated into the Company's research endeavors is capitalized. All other research and development expense is expensed as incurred.

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

                                                          Years Ended January 31,
                                                     -------------------------------
                                                       2005       2004       2003
                                                     ---------  ---------  ---------
Stock Option Plans:
------------------
Risk free interest rate............................      2.61%     3.00%     3.03%
Expected volatility................................        76%      103%      104%
Expected life after vesting (in years).............       1.4        1.7        1.5
Expected dividends.................................        --         --         --

Employee Stock Purchase Plans:
-----------------------------
Risk free interest rate............................      1.37%     0.95%     1.19%
Expected volatility................................        68%      103%      104%
Expected life (in years)...........................       0.5        0.5        0.5
Expected dividends.................................        --         --         --

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributable to common shareholders would have been as follows (in thousands, except per share amounts):

                                                          Years Ended January 31,
                                                     -------------------------------
                                                       2005       2004       2003
                                                     ---------  ---------  ---------
Net income (loss) as reported...................... $   1,840  $   1,543  $  (6,057)
Add: stock-based employee compensation expense
  included in reported net income (loss)...........       --         --         --
Deduct: stock-based employee compensation expense
  determined under fair value based method.........    (1,869)    (1,469)    (1,158)
                                                     ---------  ---------  ---------
Pro forma net income (loss)........................ $     (29) $      74  $  (7,215)
                                                     =========  =========  =========
Basic net income (loss) per share:
  As reported...................................... $    0.09  $    0.08  $   (0.37)
                                                     =========  =========  =========
  Pro forma........................................ $      --  $      --  $   (0.44)
                                                     =========  =========  =========
Diluted net income (loss) per share:
  As reported...................................... $    0.08  $    0.07  $   (0.37)
                                                     =========  =========  =========
  Pro forma........................................ $      --  $      --  $   (0.44)
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

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 10).

Fair Value of Financial Instruments - The Company believes that carrying amounts reported in the consolidated balance sheets as of January 31, 2005 and 2004 for cash, cash equivalents, restricted cash, and short-term investments approximate fair market value.

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

Recent Accounting Pronouncements - The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above on page F-10. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's fiscal quarter beginning August 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a significant impact on the Company's operating results.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 had no impact on the Company's financial statements.

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

Reclassifications - Certain reclassifications have been made to the fiscal 2004 and 2003 financial statement footnote disclosures to conform to the current year presentation.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following at January 31, 2005 (in thousands):

                                                       Gross     Estimated
                                        Adjusted    unrealized   fair market
                                          cost         loss        value
                                       -----------  -----------  ----------
Money market funds                    $       177  $        --  $      177
Corporate commercial paper                  4,883           (2)      4,881
Corporate bonds                             1,305           (9)      1,296
US agency discount notes                    4,481           (3)      4,478
US agency non callable                      1,228          (10)      1,218
                                       -----------  -----------  ----------
Total cash equivalents
and short-term investments            $    12,074  $       (24)     12,050
                                       ===========  ===========
Cash on hand                                                         6,729
                                                                 ----------
                                                                $   18,779
                                                                 ==========

Reported as:
    Cash and cash equivalents                                       10,250
    Short-term investments                                           8,529
                                                                 ----------
                                                                $   18,779
                                                                 ==========

The amortized cost and estimated market value of investments, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities.

                                                       January 31, 2005
                                                    -----------------------
                                                                 Estimated
                                                     Amortized    market
                                                       cost        value
                                                    -----------  ----------
Due in 1 year or less                              $     9,851  $    9,844
Due in greater than 1 year                               2,223       2,206
                                                    -----------  ----------
Total                                              $    12,074  $   12,050
                                                    ===========  ==========

Cash and cash equivalents as of January 31, 2004 consisted entirely of cash on hand and money market funds.

3. INVENTORIES

Inventories at January 31 consist of (in thousands):

                                                       2005       2004
                                                     ---------  ---------
Raw materials...................................... $   1,264  $     389
Work in process....................................       251        380
Finished goods.....................................     2,160      1,845
                                                     ---------  ---------
Inventories........................................ $   3,675  $   2,614
                                                     =========  =========

4. EQUIPMENT

Equipment at January 31 consists of (in thousands):

                                                       2005       2004
                                                     ---------  ---------
Computers and test equipment....................... $   2,799  $   2,251
Software...........................................     1,788      1,657
Furniture and fixtures.............................       947        885
Other..............................................       108        108
                                                     ---------  ---------
Total..............................................     5,642      4,901
Accumulated depreciation and amortization..........    (3,886)    (3,873)
                                                     ---------  ---------
Equipment - net.................................... $   1,756  $   1,028
                                                     =========  =========

As of January 31, 2005 there are no capital leases. At January 31, 2004, equipment with a net book value of $5,000 (net of accumulated amortization of $19,000) had been leased under capital leases.

5. LONG-TERM INVESTMENTS

In fiscal 2005, the Company invested an additional $1,000,000 in an OEM manufacturer headquartered in Europe and $1,000,000 in an early-stage technology company located in the US.

Investments at January 31 consist of (in thousands):

                                                            2005       2004
                                                          ---------  ---------
OEM headquartered in Europe (Note 13)................... $   2,000  $   1,000
Local early-stage technology company....................     1,000         --
Local MPEG-4 service provider...........................       263        263
Early-stage technology company, headquartered in China..        50         50
                                                          ---------  ---------
Total................................................... $   3,313  $   1,313
                                                          =========  =========

6. ACCRUED LIABILITIES

Accrued liabilities at January 31 consist of (in thousands):

                                                            2005       2004
                                                          ---------  ---------
Accrued salary and benefits............................. $     851  $     650
Accrued royaties........................................       153        344
Accrued professional services...........................       412        261
Customer deposit........................................        47         11
Other accrued liabilities...............................       634        572
                                                          ---------  ---------
Total................................................... $   2,097  $   1,838
                                                          =========  =========

7. PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for fiscal years 2005, 2004 and 2003 are as follows (in thousands):

                            Balance              Change in
                           Beginning               pre-                 Balance
                              of                 exisiting              End of
                            Period    Additions  warranty   Deductions  Period
Accrued Warranty:          ---------  ---------  ---------  ---------  ---------
  Year ended January 31,
  2005................... $     134  $     112  $     (20) $     (35) $     191
  2004...................        66        117        (26)       (23)       134
  2003...................        39         51          7        (31)        66

8. COMMITMENTS AND CONTINGENCIES

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

Leases - The Company's primary facilities are leased under non-cancelable lease which expires in September 2007. Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Year Ending                                     Operating
  January 31,                                            Leases
-------------------------------                        ----------
     2006............................................ $      788
     2007............................................        697
     2008............................................        433
                                                       ----------
Total minimum lease payments......................... $    1,918
                                                       ==========

Rent expense was $698,000, $720,000 and $560,000, for fiscal 2005, 2004 and 2003, respectively, net of sublease income of approximately $41,000, $37,000 and $12,000 for fiscal 2005, 2004 and 2003, respectively.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2005, 2004 and 2003, the Company recorded royalty expense of $270,000 $578,000 and $406,000, respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

9. BANK LINES OF CREDIT

The Company has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.2 million as of January 31, 2005. The line of credit will expire in October 2005 and is primarily collateralized by the Company's accounts receivable. In addition, the Company has a second bank line of credit of $3.0 million that expires in October 2005, which is secured by substantially all the Company's assets. As of January 31, 2005, the entire $3.0 million is available for borrowing. Both lines of credit bear interest at a rate equal to the "Prime rate" plus 1.5% (7.25% as of January 31, 2005.)

As of January 31, 2005, the Company had no borrowings outstanding under all lines of credit. Under the agreements for these lines of credit, the Company is subject to certain financial covenants.

10. SHAREHOLDERS' EQUITY

Common Stock

Net income (loss) per share - basic and diluted for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income (loss) per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented (in thousands, except per-share data):

                                                 Years Ended January 31,
                                           ----------------------------------
                                              2005        2004        2003
                                           ----------  ----------  ----------
Numerator:
  Net income (loss) available to
    common shareholders, basic
    and diluted.......................... $    1,840  $    1,543  $   (6,057)
                                           ==========  ==========  ==========
Denominator:
  Weighted average common shares
     outstanding.........................     20,809      19,437      16,482
                                           ----------  ----------  ----------
Shares used in computation, basic........     20,809      19,437      16,482

Effect of dilutive securities:
  Stock options..........................      2,720       2,953          --
                                           ----------  ----------  ----------
Shares used in computation, diluted......     23,529      22,390      16,482
                                           ==========  ==========  ==========
Net income (loss) per share:
  Basic.................................. $     0.09  $     0.08  $    (0.37)
                                           ==========  ==========  ==========
  Diluted................................ $     0.08  $     0.07  $    (0.37)
                                           ==========  ==========  ==========

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

                                                Years Ended January 31,
                                           ----------------------------------
                                              2005        2004        2003
                                           ----------  ----------  ----------
Stock options............................         20          65       4,606

Stock Option Plan

During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan (the "2003 Director Plan") to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005. A total of 200,000 shares of common stock are currently reserved for issuance under the 2003 Director Plan.

During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the "2001 Option Plan") and reserved 500,000 shares of the Company's common stock for issuance under the plan, with automatic annual increases on the first day of the Company's fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2005 expire ten years from date of grant). The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.

Stock option activity and balances are summarized as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                         Number      Price
                                                           of         Per
                                                         Shares      Share
                                                       ----------  ----------
Balances, January 31, 2002 (2,342,038
  exercisable at a weighted-average price
  of $2.60)..........................................  4,107,969  $     2.51
Granted (weighted-average fair value of $1.35).......    748,000        1.84
Canceled.............................................   (115,023)       2.43
Exercised............................................   (135,265)       1.33
                                                       ----------
Balances, January 31, 2003 (2,824,354
  exercisable at a weighted-average price
  of $2.62)..........................................  4,605,681        2.43
Granted (weighted-average fair value of $3.51).......    588,500        4.77
Canceled.............................................    (62,792)       2.72
Exercised............................................   (869,453)       2.35
                                                       ----------
Balances, January 31, 2004 (2,551,665
  exercisable at a weighted-average price
  of $2.65)..........................................  4,261,936        2.77
Granted (weighted-average fair value of $2.98).......    933,500        5.55
Canceled.............................................    (28,428)       2.58
Exercised............................................   (334,169)       2.46
                                                       ----------
Balances, January 31, 2005...........................  4,832,839  $     3.33
                                                       ==========

At January 31, 2005, options to purchase 276,912 shares were available for future grant. Effective February 1, 2005, an additional 841,506 shares resulting from the automatic annual increase of 4% of the Company's outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan.

                        Options Outstanding              Options Exercisable
                   ----------------------------------- ------------------------
                      Number                              Number
                   Outstanding   Weighted    Weighted  Exercisable    Weighted
                        at       Average     Average        at        Average
Range of Exercise  January 31,  Remaining    Exercise  January 31,    Exercise
      Prices           2005        Life       Price        2005        Price
------------------ ------------ ----------  ---------- ------------  ----------
   $1.00 - $1.25       680,089       6.10  $     1.19      431,847  $     1.17
   $1.63 - $2.44     1,628,732       4.42  $     2.12    1,245,976  $     2.21
   $2.53 - $3.50       968,384       5.38  $     3.25      742,051  $     3.20
   $4.25 - $6.38     1,422,634       8.26  $     5.39      405,862  $     5.15
   $6.60 - $9.57       133,000       8.98  $     7.75       28,065  $     8.35
                   ------------                        ------------
   $1.00 - $9.57     4,832,839       6.10  $     3.33    2,853,801  $     2.79
                   ============                        ============

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the "2001" Purchase Plan") and reserved 100,000 shares of the Company's common stock for issuance under the plan, with an automatic annual increase on the first day of the Company's fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company's outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2005, 2004, and 2003, 66,798, 69,327 and 129,264 shares of the Company's common stock were purchased at an average price of $6.58, $4.51 and $1.78 per share, respectively. At January 31, 2005, 294,138 shares under the 2001 Purchase Plan remain available for future purchase. Effective February 1, 2005, Board of Directors resolved that an additional 25,000 shares be added to the shares available for issuance under the 2001 Purchase Plan.

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of January 31 are as follows (in thousands):

                                                              January 31,
                                                         --------------------
                                                           2005       2004
                                                         ---------  ---------
Deferred tax assets:
  Net operating losses and tax credit carryforwards.... $  30,284  $  28,989
  Reserves not currently deductible....................     3,483      3,692
  Capitalized research and development expenditures....       672      1,282
  Other................................................        79        127
                                                         ---------  ---------
                                                           34,518     34,090
Valuation allowance....................................   (34,518)   (34,090)
                                                         ---------  ---------
Net deferred taxes..................................... $      --  $      --
                                                         =========  =========

At January 31, 2005, undistributed earnings of the Company's French operations totaling $635,000 were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is management's intention to utilize those earnings in the foreign operations.

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

Net operating losses and tax credit carryforwards as of January 31, 2005 are as follows (in thousands):

                                                     Expiration
                                       Amount          Years
                                      --------- --------------------
Net operating losses, federal....... $  63,202      2009 - 2025
Net operating losses, state.........     1,929      2013 - 2015
Tax credits, federal................     4,543      2006 - 2025
Tax credits, state..................     3,625   2007 - Indefinite
Net operating losses, foreign.......     4,007       Indefinite
Tax credits, foreign................       501      2006 - 2008

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

                                             Years Ended January 31,
                                        -------------------------------
                                          2005       2004       2003
                                        ---------  ---------  ---------
Computed at 35%....................... $     645  $     543  $  (2,060)
State taxes...........................         8          2          2
Valuation allowance...................       429      2,642      2,195
Foreign tax benefits..................      (980)      (325)        --
Domestic tax credits..................      (776)    (1,086)      (522)
Tax deductible stock compensation.....      (512)    (1,625)        --
Reduction in deferred tax assets
   due to decrease in effective
   state tax rate.....................     1,157         --         --
Other.................................        33       (142)       351
                                        ---------  ---------  ---------
Total................................. $       4  $       9  $     (34)
                                        =========  =========  =========

12. MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of total net revenues in fiscal 2005, 2004 and 2003. Two international customers accounted for 15% and 14% (a related party - Note 13), respectively, of total net revenue in fiscal 2005. No international customer accounted for more than 10% of total net revenues in fiscal year 2004. One international customer, a related party (Note 13), accounted for 19% of total net revenues in fiscal 2003.

No domestic customers accounted for more than 10% of total accounts receivable at January 31, 2005 and 2004. Three international customers accounted for 39% (Note 13), 13% and 11% of total accounts receivables at January 31, 2005. One international customer accounted for 15% of accounts receivable at January 31, 2004, while another international customer accounted for 58% of accounts receivable at January 31, 2003.

13. RELATED PARTY TRANSACTIONS

During the third quarter of fiscal 2004 and the second quarter of fiscal 2005, the Company invested approximately $1.0 million and $1.0 million, respectively, in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest in the OEM is less than 7% as of January 31, 2004 and less than 10% as of January 31, 2005 and is accounted for using the cost method. The Company had revenues from product sales to this OEM of $4.5 million, $1.4 million, and $0.3 million in fiscal 2005, 2004, and 2003, respectively. The Company had an accounts receivable balance of $2.5 million and $0.8 million from this OEM at January 31, 2005 and 2004, respectively. Subsequent to January 31, 2005, payment terms for the $2.5 million receivable balance from this OEM were modified to provide for an extended repayment arrangement of eight weekly installment payments ranging from $300,000 to $420,000, commencing March 21, 2005 through May 9, 2005. The modified payment terms were in response to cash flow difficulties the OEM encountered subsequent to its product purchases from the Company, primarily because of operational issues that arose when the OEM transferred the manufacturing of its products to another contract manufacturer. To extend its payment terms, the OEM provided the Company a security interest on certain of its assets. As of April 12, 2005 the OEM was ahead of schedule with respect to the modified payment terms and, as a result, the remaining balance of this receivable had been reduced to approximately $0.5 million which management believes is fully collectable. One of the Company's customers is a contract manufacturer that manufactures video equipment for this OEM. Revenues from product sales to this manufacturer totaled $0.3 million, $2.3 million, and $3.4 million for fiscal 2005, 2004, and 2003, respectively. The Company had an accounts receivable balance of $0.4 million from this manufacturer at January 31, 2004, and none at January 31, 2005. A portion of the Company's products sold to the contract manufacturer was installed as components in the video equipment manufactured by the contract manufacturer on behalf of the OEM.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters' facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease was one year at the same market rate as the Company's operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 for an additional year, and again in the fourth quarter of fiscal 2005 on a month-to-month basis on the same terms.

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

For fiscal 2005, 2004 and 2003, the Company recorded sales to customers throughout the United States and Canada, Denmark, Japan, China, Taiwan, Hong Kong and Korea; Germany, Belgium, Finland, The Netherlands, Norway, Sweden, the United Kingdom, France, Italy, Spain, Hungary, Portugal, Scotland, and Norway (collectively referred to as "Rest of Europe"); Singapore, Thailand, New Zealand, Turkey, Israel, Australia, South American and South Africa (collectively "Rest of Asia/New Zealand/Other Region").

The following table summaries total net revenues attributed to each product group for the fiscal years ended January 31 (in thousands):

                                             Years Ended January 31,
                                        -------------------------------
                                          2005       2004       2003
                                        ---------  ---------  ---------
  Boards.............................. $   3,280  $   3,231  $   6,215
  Chipsets............................    26,380     25,880     10,742
  Other...............................     1,777      1,409      1,182
                                        ---------  ---------  ---------
Total net revenues.................... $  31,437  $  30,520  $  18,139
                                        =========  =========  =========

The following table summaries total net revenues attributed to each market segment for the fiscal years ended January 31 (in thousands):

                                             Years Ended January 31,
                                        -------------------------------
                                          2005       2004       2003
                                        ---------  ---------  ---------
  IP video application market......... $  18,063  $  15,068  $   9,834
  Advanced DVD/media player market....    10,379     11,690      3,490
  HDTV product market.................       362         94         --
  PC add-in and other markets.........     2,633      3,668      4,815
                                        ---------  ---------  ---------
Total net revenues.................... $  31,437  $  30,520  $  18,139
                                        =========  =========  =========

The following table summaries total net revenues and long-lived assets attributed to significant countries as of and for the fiscal years ended January 31 (in thousands):

                                                Years Ended January 31,
                                           -------------------------------
                                             2005       2004       2003
                                           ---------  ---------  ---------
Net revenues:
  Taiwan................................. $   5,376  $   6,741  $     759
  Hong Kong..............................     1,056      4,404        975
  United States..........................     4,345      4,168      5,913
  Denmark................................     4,777      3,785      3,780
  China..................................     6,695      3,566      1,388
  Korea..................................     5,024      3,375        791
  Rest of Europe.........................     1,685      2,717      2,157
  Japan..................................     1,954        889      1,988
  Rest of Asia/New Zealand/Other Region..       469        853        360
  Canada.................................        56         22         28
                                           ---------  ---------  ---------
Total net revenues*...................... $  31,437  $  30,520  $  18,139
                                           =========  =========  =========
Long-lived assets:
  United States.......................... $   1,656  $     907  $   1,307
  Hong Kong..............................        13          8         12
  France.................................        87        113         12
                                           ---------  ---------  ---------
Total long-lived assets.................. $   1,756  $   1,028  $   1,331
                                           =========  =========  =========

*Net revenues are attributed to countries based on invoicing location of customer.

15. QUARTERLY FINANCIAL INFORMATION

The following table presents unaudited quarterly financial information for each of the Company's last eight quarters (unaudited, in thousands, except per share data):

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------
Year ended January 31, 2005:
Net revenues....................... $   7,784  $   8,088  $   7,677  $   7,888
Income (loss) from operations......       127        783        458       (119)
Net income available to common
  shareholders.....................       163      1,169        525        (17)
Net income per share available
  to common shareholders:
  Basic............................ $    0.01  $    0.06  $    0.03  $    0.00
  Diluted.......................... $    0.01  $    0.05  $    0.02  $    0.00

Year ended January 31, 2004:
Net revenues....................... $   7,835  $   7,874  $   7,470  $   7,341
Income from operations.............       473        668        134        239
Net income available to common
  shareholders.....................       426        671        149        297
Net income per share available
  to common shareholders:
  Basic............................ $    0.02  $    0.04  $    0.01  $    0.01
  Diluted.......................... $    0.02  $    0.03  $    0.01  $    0.01

During the fourth quarter of fiscal 2005, the Company reversed a $221,000 bonus expense which was accrued in the second and third quarter of fiscal 2005 due to profit projections not being met at the end of the year. The Company also recorded an additional bad debt allowance of $360,000 due to the extensive length of an outstanding past-due receivable.

16. SUBSEQUENT EVENTS

In February 2005, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for approximately $1.08 million in cash. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds will be reported as a gain on sale of investment in the first quarter of fiscal 2006. The Company's remaining investment in this local MPEG-4 system provider, consisting of 263,000 shares of Series D Preferred stock, had a carrying amount of $263,000 at January 31, 2005.

During February 2005, the Company entered into a loan agreement with a bank for a line of credit of $600,000 for financing equipment for research and development that the Company acquired in December 2004. Such line of credit requires thirty-six equal monthly payments with an interest rate based on the bank's prime rate plus 0.5%.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Additions:     Deductions
                                   Balance at   Provision for  Write-offs,   Balance at
                                  Beginning of  (Reversal of)  (Recoveries)    End of
         Classification               Year        Bad Debts    of Accounts      Year
--------------------------------  ------------  -------------  ------------  ----------
                                                      (in thousands)
Allowance for returns and
 doubtful accounts, price
 protection, and sales
 returns:
  Year ended January 31,
   2005......................... $        935  $         595  $         70  $    1,460
   2004.........................          922           (186)         (199)        935
   2003.........................        1,664             60           802         922

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Second Restated Articles of Incorporation.
3.2(7)	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.
3.6(9)	Bylaws of Registrant, as amended.
10.1(2)	Distribution Agreement dated September 10, 1985.
10.2(3)*	Registrant's 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.4(4)*	Registrant's Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.
10.5(5)*	Registrant's 1994 Director Stock Option Plan and form of Director Option Agreement.
10.6(7)*	Registrant's 2001 Employee Stock Option Plan.
10.7(7)*	Registrant's 2001 Employee Stock Purchase Plan and Form of Subscription Agreement.
10.8(8)	Registrant's 2001 Loan and Security Agreement with Silicon Valley Bank, as amended.
10.9(9)	Lease between the Registrant and EOP-Industrial Portfolio, L.L.C.
10.10(10)	Amendment to Registrant's 2001 Loan and Security Agreement with Silicon Valley Bank.
10.11(10)	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank
10.12	Purchase of Series B Preferred Stock in Envivio from Sigma Designs, Inc. PDF
21.1(10)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).
31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.