Form 10-Q
period 2005-04-30
SIGMA DESIGNS INC
filed 2005-06-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005
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

    As of May 31, 2005, there were 21,269,677 shares of the Registrant's Common Stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 30,	January 31,
	2005	2005
Assets

Current assets:
Cash and cash equivalents	$ 14,824	$ 10,250
Short-term investments	5,289	8,529
Accounts receivable, net	4,220	6,417
Inventories	3,373	3,675
Prepaid expenses and other current assets	613	764

Total current assets	28,319	29,635

Equipment and leasehold improvements, net	1,873	1,756
Long-term investments	3,313	3,313
Other assets	171	233

Total	$ 33,676	$ 34,937

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$ 1,795	$ 3,540
Accrued liabilities	2,207	2,097
Current portion of bank line of credit	189	-

Total current liabilities	4,191	5,637

Bank line of credit	397	-
Other long-term liabilities	168	188

Shareholders' equity:
Common stock	88,737	88,207
Accumulated other comprehensive income	24	28
Accumulated deficit	(59,841)	(59,123)

Total shareholders' equity	28,920	29,112

Total	$ 33,676	$ 34,937

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	April 30,
	2005	2004

Net revenues	$ 6,375	$ 7,784

Costs and expenses:
Costs of revenues	2,262	2,635
Research and development	3,565	3,104
Sales and marketing	1,212	1,204
General and administrative	1,235	714
Total costs and expenses	8,274	7,657

Income (loss) from operations	(1,899)	127
Gain on sale of long-term investment	1,083	-
Interest and other income, net	102	37

Income (loss) before income taxes	(714)	164
Provision for income taxes	3	1

Net income (loss)	$ (717)	$ 163

Basic net (loss) income per share	$ (0.03)	$ 0.01
Shares used in computing per share amount	21,188	20,674

Diluted net (loss) income per share	$ (0.03)	$ 0.01
Shares used in computing per share amount	21,188	23,326

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (717)	$ 163
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	193	92
Provision (reversal) for inventory valuation	(24)	51
Provision (reversal) for bad debts and sales returns	16	74
Gain on sale of long-term investment	(1,083)	-
Accretion of contributed leasehold improvements	(20)	(21)
Changes in operating assets and liabilities:
Accounts receivable	2,180	181
Inventories	326	(496)
Prepaid expenses and other current assets	219	(9)
Accounts payable	(1,745)	1,122
Accrued liabilities and others	110	234

Net cash provided by (used for) operating activities	(545)	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,785)	-
Sales of short-term investments	12,025	-
Purchase of equipment	(310)	(110)
Sale of long-term investment	1,083	-
Other assets	(6)	-
Purchase of long-term investments	-	(800)

Net cash provided by (used for) investing activities	4,007	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit borrowings	600	-
Net proceeds from sale of common stock	530	172
Repayment of bank line of credit	(14)	-
Repayment of capital lease obligations	-	(1)

Net cash provided by financing activities	1,116	171

Effect of exchange rates changes on cash	(4)	17

INCREASE IN CASH AND CASH EQUIVALENTS	4,574	669

CASH AND CASH EQUIVALENTS:
Beginning of period	10,250	18,962

End of period	$ 14,824	$ 19,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4	$ 1
Cash paid for income taxes	$ 8	$ 1

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2005 was derived from the Company's audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the quarter ended April 30, 2005 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2005 and notes thereto included in the Company's Annual Report on Form 10-K, as previously filed with the Securities and Exchange Commission.

Each of the Company's fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending on April 30, 2005 and 2004. The first quarter of fiscal 2006 and the first quarter of fiscal 2005 ended on April 30, 2005 and May 1, 2004, respectively.

2. Short-Term Investments

Short-term investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income or loss within stockholders' equity. While the Company's intent is to hold debt instruments to maturity, they are classified as available-for-sale because the sale of such instruments may be required prior to maturity. Any gains or losses on the sale of debt instruments are determined on a specific identification basis.

3. Long-Term Investments

During the first quarter of fiscal 2006, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for $1,083,000. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment.

4. Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair market value.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method for equity instruments issued to employees and non-employees as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended April 30,
	2005	2004
Stock Option Plans:
Risk free interest rate	3.59%	2.67%
Expected volatility	63%	101%
Expected life (in years after vesting)	1.5	1.4
Expected dividends	-	-

Employee Stock Purchase Plans:
Risk free interest rate	2.63%	1.02%
Expected volatility	63%	77%
Expected life (in years)	0.5	0.5
Expected dividends	-	-

The Company's pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

Three months ended April 30,
	2005	2004

Net income (loss) as reported	$ (717)	$ 163
Stock-based employee compensation expense
determined under fair value based method, net of taxes	(506)	(384)

Pro forma net loss	$ (1,223)	$ (221)

Basic net income (loss) per share:
As reported	$ (0.03)	$ 0.01

Pro forma	$ (0.06)	$ (0.01)

Diluted net income (loss) per share:
As reported	$ (0.03)	$ 0.01

Pro forma	$ (0.06)	$ (0.01)

5. Inventories

Inventories consisted of the following (in thousands):

	April 30, 2005	January 31, 2005
Raw materials	$ 1,087	$ 1,264
Work in process	291	251
Finished goods	1,995	2,160

	$ 3,373	$ 3,675

6. Lines of Credit

The Company has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.2 million as of April 30, 2005. The line of credit will expire in October 2005 and is primarily collateralized by the Company's accounts receivable. The Company has a second bank line of credit of $3.0 million that expires in October 2005, and is secured by substantially all of the Company's assets. As of April 30, 2005, the entire $3.0 million is available for borrowing. The above lines of credit bear interest at a rate equal to the "Prime rate" plus 1.5% (7.25% as of April 30, 2005). As of April 30, 2005, the Company had no borrowings outstanding under the above lines of credit. Under the agreement and the notes for these lines of credit, we are subject to certain financial covenants. As of April 30, 2005, we were not in compliance with one of the covenants contained in the agreements and notes for the lines of credit that related to quarterly profitability. The Company subsequently obtained a waiver to release the Company from its obligations to meet this covenant for the quarter ended April 30, 2005.

During February 2005, the Company entered into a loan agreement with a bank for a line of credit and borrowed $600,000 for financing equipment for research and development that was acquired in December 2004. Borrowings under the line of credit are repayable in thirty-six monthly installments of approximately $18,202 per month, which includes interest at "Prime rate" plus 0.5% (6.25% as of April 30, 2005) and is secured by the above research and development equipment. As of April 30, 2005, the total outstanding balance of this line of credit was $586,000. Under the agreements for this line of credit, we are subject to certain financial covenants. We were in compliance with these covenants as of April 30, 2005.

7. Net Income (Loss) per Share

"Net income (loss) per share - basic" for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase). "Net income (loss) per share - diluted" for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	Three months ended April 30,
	2005	2004

Numerator:
Net income (loss), as reported	$ (717)	$ 163

Denominator:
Weighted average common shares outstanding	21,188	20,674
Shares used in computation, basic	21,188	20,674
Effect of dilutive securities:
Stock options	-	2,652
Shares used in computation, diluted	21,188	23,326

Net income (loss) per share:
Basic	$ (0.03)	$ 0.01

Diluted	$ (0.03)	$ 0.01

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	2005	2004

Stock options	4,642	65

8. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended April 30,
	2005	2004

Net income (loss)	$ (717)	$ 163
Other comprehensive income (loss) - cumulative translation adjustment	(4)	17

Total comprehensive income (loss)	$ (721)	$ 180

9. Segment Disclosure

The Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company's opinion that it operates in one aggregated reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

10. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total net revenues during the first quarter of fiscal 2006 or the first quarter of fiscal 2005. Sales to three international customers accounted for 26%, 12% and 12% respectively, of the Company's total revenue during the first quarter of fiscal 2006, as compared with sales to four international customers that accounted for 12%, 11%, 10% and 10% respectively of the Company's total revenue during the first quarter of fiscal 2005. No accounts receivable to any U.S. customers accounted for more than 10% of total net accounts receivable as of April 30, 2005 and 2004. Three customers in Asia accounted for 24%, 23% and 18% of total net accounts receivable as of April 30, 2005, respectively, as compared with three customers that accounted for 20%, 12% and 11% of total net accounts receivable as of April 30, 2004, respectively. One customer in Europe accounted for 12% of total net accounts receivable as of April 30, 2005, as compared with one customer that accounted for 14% of total net accounts receivable as of April 30, 2004.

11. Related Party Transactions

The Company has an ownership interest in an original equipment manufacturer (the "OEM") headquartered in Europe. The Company's ownership interest is less than 10% for the quarter ended April 30, 2005 and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $32,950 in the first quarter of fiscal 2006 and $740,280 in the same period of fiscal 2005. The Company had accounts receivable of $0.5 million and $0.7 million from this OEM as of April 30, 2005 and 2004, respectively. The outstanding receivable balance of $0.5 million at April 30, 2005 had been fully collected as of June 14, 2005 and as a result, the Company determined that no adjustments to the Company's financial statements for the quarter ended April 30, 2005 were required.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters facility to a start-up company founded by a member of the Company's board of directors. The term of the sublease was one year at the same market rate as the Company's operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 to extend the lease term for an additional year, and again in the fourth quarter of fiscal 2005 to put the lease term on a month-to-month basis on the same terms.

12. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company's products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three months ended April 30, 2005 and 2004 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: April 30, 2005	$ 191	$ 10	$ (5)	$ (15)	$ 181
Ended: April 30, 2004	134	24	9	(6)	161

13. Contingencies

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, a right to procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

14. Recently Issued Accounting Pronouncements

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

SFAS 123R will be effective for the Company's first quarter of its 2007 fiscal year and will require the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market and personal computer (PC) add-in and other markets, gross margins, sales and marketing expenses, research and development expenses and general and administrative expenses and our sales by geographic market. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Certain Factors Affecting Business, Operating Results, and Financial Condition" in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2005.

RESULTS OF OPERATIONS

Overview. We reported a net loss of $717,000, or $0.03 per basic and diluted share on net revenues of $6,375,000 for the quarter ended April 30, 2005, compared to net income of $163,000, or $0.01 per basic and diluted share on net revenues of $7,784,000 for the same quarter in the prior year.

Our primary product groups include boards, chipsets and other products. Our board products consist primarily of a series of PC based solutions using the NetStream and Xcard brand names, as well as certain customized development boards that are sold into the Internet Protocol (IP) video application market, advanced DVD/media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video application market, advanced DVD/media player market as well as the PC add- in market. Products in the "other product" group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

Our primary market segments are the IP video application market, advanced DVD/media player market, PC add-in and other markets, and HDTV product market. The IP video application market consists primarily of a range of consumer and commercial products that perform the distribution and receiving of streaming video using IP. The advanced DVD/media player market consists primarily of a range of set-top and portable products that perform playback of local digital media stored on optical or hard disk formats. The PC add-in and other markets consist primarily of a range of decoding solutions for PC-based DVD playback and streaming video. The HDTV product market consists primarily of a range of digital television sets offering high definition capability

Net Revenues. Net revenues for the first quarter of fiscal 2006 decreased 18% as compared to the corresponding period last year. The decrease in net revenues for the first quarter of fiscal 2006 was primarily attributable to the decrease in chipset products - primarily our 8620L chipset in the IP video application market and advanced DVD/media player market. The decrease in net revenues for the first quarter of fiscal 2006 was also attributable to the decrease in sales of our MPEG-based board products in the IP video application market. The following table sets forth our net revenues in each product group (in thousands):

	Three months ended April 30,
	2005	2004

Boards	$ 687	$ 1,225
Chipsets	5,542	6,402
Other	146	157

Total net revenues	$ 6,375	$ 7,784

Sales of MPEG board products for the first quarter of fiscal 2006 decreased 44% to $687,000 as compared to $1,225,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the first quarter of fiscal 2006 decreased 13% to $5,542,000, as compared to $6,402,000 for the corresponding period in the prior year. Sales of other products for the first quarter of fiscal 2006 decreased 7% to $146,000 as compared to $157,000 for the corresponding period in the prior year. Sales of MPEG-based boards and chipsets together represented 98% of net revenues for the first quarter of fiscal 2006 and first quarter of fiscal 2005. Other products represented 2% of net revenues for the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

The decrease in net revenues from MPEG-based board products for the first quarter of fiscal 2006 compared to the corresponding period in the prior year was mainly attributable to decreased unit sales of project-based board products for IP video applications. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on the chipset products instead of board products in the IP video application market and advanced DVD/media player market. The decrease in net revenues from MPEG-based chipsets for the first quarter of fiscal 2006 compared to the corresponding quarter in the prior year was largely due to decreased unit sales of our chipsets into the IP video application market and advanced DVD player market, and the lower average selling price of our MPEG chipsets to advanced DVD player manufacturers. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the IP video application market and advanced DVD/media player market. If, however, these declines in unit sales and average selling price for our chipset products were to continue, it would likely harm our revenues and profitability. The "other products" category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The costs related to support service revenues and development revenues were included in sales and marketing expenses, and research and development expenses, respectively. The decrease in net revenues from other products for the first quarter of fiscal 2006 compared to the corresponding period in the prior year was primarily attributable to a reduction in development kit sales. We expect that net revenues from other products will continue to fluctuate mainly due to the timing and complexity of engineering development required by our customers.

The following table sets forth our net revenues by market segment (in thousands):

	Three months ended April 30,
	2005	2004

IP video application market	$ 3,869	$ 4,758
Advanced DVD/media player market	2,105	2,532
HDTV product market	37	32
PC add-in and other markets	364	462

Total net revenues	$ 6,375	$ 7,784

For the three months ended April 30, 2005, revenues from sales of our products to the IP video application market decreased 19% to $3,869,000, from $4,758,000 for the corresponding quarter of the prior year. Revenues from sales of our products to the advanced DVD/media player market decreased 17% to $2,105,000, from $2,532,000 for the corresponding quarter of the prior year. Revenues from sales to the PC add-in and other markets decreased 21% to $364,000 from $462,000 for the corresponding quarter of the prior year.

The decrease in revenues from sales of our products to the IP video application market in the first quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005 was mainly attributable to decreased unit sales of our MPEG-based board products and chipset products, and lower average sales prices of our MPEG-based chipset products. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments. The decrease in revenues from sales of our products to the advanced DVD/media player market for the first quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005 is attributable to the decreased unit sales and lower selling price of our MPEG chipsets to advanced DVD player manufacturers. We expect that revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. If, however, these declines in unit sales and average selling prices for our products being sold into the advanced DVD/media player market were to continue, it could harm our revenues and profitability.

The category "PC add-in and other markets" in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The decrease in revenues from sales of our products to the PC add-in and other markets in the first quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005 was due to lower add-in boards and service sales. We expect our revenues from sales to the PC add-in markets to continue to decline due to the generally declining demand and our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended April 30,
	2005	2004

North America	$ 737	$ 1,150
Asia & other regions	5,465	5,398
Europe	173	1,236

Total net revenues	$ 6,375	$ 7,784

Revenues from North America represented 12% of net revenues for the quarter ended April 30, 2005 as compared with 15% for the corresponding period of the prior year. Our international sales represented 88% of net revenues for the quarter ended April 30, 2005 as compared with 85% in the corresponding period of the prior year.

North America revenues decreased 36% to $737,000 for the three months ended April 30, 2005 compared to $1,150,000 for the three months ended April 30, 2004. The decrease for the three months was largely due to the decreased unit sales of our MPEG-based board products to the IP video application market which was partially offset by the increased unit sales of our MPEG-based chipset products. We expect that our revenues from North America will continue to decline due to our customers gradually switching their orders to us from board products to chipset products as well as placing the orders with overseas manufacturers.

Total revenues from Asia & other regions for the three months ended April 30, 2005 increased 1% to $5,465,000 from $5,398,000 for the three months ended April 30, 2004. The slight increase in revenues from Asia for the three months was largely due to the increased unit sales of chipset products to the advanced DVD/media player market and IP video application market which was partially offset by lower unit selling prices.

Revenues from Europe for the three-month period ended April 30, 2005 decreased 86% to $173,000 from $1,236,000 for the three months ended April 30, 2004. The decrease in revenues from Europe for the three months ended April 30, 2005 was primarily attributable to significant decreases in unit sales, for a related party, of our chipset products in the IP video application and advanced DVD/media player market. We anticipate revenues in Europe will fluctuate due to the fact that our customers may place orders with manufacturers in other regions.

Our Asian revenues in the first quarter of fiscal 2006 were derived predominantly from customers in China, Korea, and Taiwan. Revenues generated from China, Korea, and Taiwan for the first quarter of fiscal 2006 accounted for 31%, 27%, and 19% of our total net revenues, as compared to 26%, 8%, and 20% for the first quarter of fiscal 2005, respectively. Our European revenues in the first quarter of fiscal 2006 were spread across several countries, as compared to revenues for the first quarter of fiscal 2005 which were primarily due to sales in Denmark and which accounted for 13% of the Company's total net revenues.

No sales to any U.S. customers accounted for more than 10% of total revenues for the first quarter of fiscal 2006 and first quarter of fiscal 2005. Sales to three international customers accounted for 26%, 12%, and 12% of our total revenue during the first quarter of fiscal 2006, as compared with sales to four international customers accounting for 12%, 11%, 10% and 10% of total net revenues for the corresponding quarter of fiscal 2005.

Gross Margin. Our gross margin for the quarter ended April 30, 2005 was 65% as compared to 66% for the corresponding period of the prior year. This slight decrease was primarily due to a shift in our product mix toward lower margin media processors. The average selling prices of our products typically decline over the life of a product. If we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margin will decline.

Costs and Expenses. Sales and marketing expenses increased by $8,000 or 1%, during the first quarter of fiscal 2006 as compared with the corresponding period of the prior year. Going forward, we expect that our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization. Research and development expenses increased by $461,000, or 15%, during the first quarter of fiscal 2006 as compared with the corresponding period of the prior year. The increase in research and development expenses compared to last year resulted from mask charges and tape out costs of our new silicon based products. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over- year. General and administrative expenses increased by $521,000, or 73%, during the first quarter of fiscal 2006 as compared with the corresponding period of the prior year. The increase in the first quarter was primarily a result of the costs related to Sarbanes-Oxley compliance. We expect our general and administrative expenses to increase in future periods in absolute dollars due to increasing costs of professional services and other expenditures associated with our business.

Gain on sale of long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1,083,000. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. We do not expect that we will sell any of our remaining investments in the near future.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $20.1 million, which represents an increase of $1.3 million compared with $18.8 million at January 31, 2005. This increase resulted from the sale of a long-term investment of $1.1 million, borrowings of $0.6 million from a loan agreement with a bank for financing research and development equipment, and from the exercise of stock options by employees of $0.5 million, which was partially offset by costs from operating activities of $0.6 million and capital equipment expenditures of $0.3 million.

We do not have guaranteed price or quantity commitments with any of our suppliers.

On October 29, 2004, we entered into a revolving line of credit, expiring in October 2005, which is primarily collateralized by our accounts receivable and under which we can draw down a maximum of $3.0 million. As of April 30, 2005, we had approximately $1.2 million available to draw down on this line of credit. In addition, we have a bank line of credit of $3.0 million that expires in October 2005, which is secured by substantially all of our assets. The entire $3.0 million of bank line is available for borrowing. Under the agreements and the notes for these lines of credit, we are subject to certain financial covenants. As of April 30, 2005, we were not in compliance with one of the covenants contained in the agreements and the notes for the lines of credit that related to quarterly profitability. We subsequently obtained a waiver to release us from our obligations to meet this covenant for the quarter ended April 30, 2005.

During February 2005, we entered into a loan agreement with a bank for a line of credit and borrowed $600,000 for financing equipment for research and development that was acquired in December 2004. Borrowings under the line of credit are repayable in thirty-six monthly installments of approximately $18,202 per month, which includes interest at "Prime rate" plus 0.5% (6.25% as of April 30, 2005) and is secured by the above research and development equipment. As of April 30, 2005, the total outstanding balance of this line of credit was $586,000. Under the agreement for this line of credit, we are subject to certain financial covenants. We were in compliance with all covenants under the agreement for this line of credit as of April 30, 2005.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. It is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under those agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above in Note 4. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's first quarter of its 2007 fiscal year, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have a significant impact on the Company's operating results.

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

Our business is highly dependent on the sale of IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect the majority of our current revenues to come from the sale of chipsets for use in emerging consumer applications. The digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may choose to utilize our competitors' products in their products rather than use our products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002, 2003 and the first quarter of fiscal 2006, and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic® products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic® technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic® products. Since our inception through April 30, 2005, our total accumulated deficit is $59.8 million. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

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
  The timing of, and potential unexpected delays, in our customer orders and product shipments;
  Reduction in average selling prices and gross margins, which could occur either gradually or precipitously;
  Inventory obsolescence;
  Write-downs of accounts receivable;
  An interrupted or inadequate supply of semiconductor chips or other materials included in our products: for example, our source of supply for silicon wafers was, and may in the future be, affected by earthquakes in Taiwan;
  Our inability to protect our intellectual property;
  Loss of key personnel;
  Technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;
  The effect of terrorist attacks and any related conflicts or similar events worldwide;
  Availability of third-party manufacturing capacity for production of certain products;
  The impact of a recurrence of severe acute respiratory syndrome, or SARS, or a similar event, upon our revenues and our supply sources for our products; and
  The impact of potential economic instability in the Asia-Pacific region.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our growth could be substantially affected.

The market for multimedia products is highly competitive and includes embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth in sales of products utilizing our REALmagic® technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic® products. These competitors include:

  Analog Devices;
  ATI Technologies;
  Broadcom;
  Cirrus Logic;
  Conexant Systems;
  Equator Technologies;
  ESS Technology;
  LSI Logic/C-Cube;
  Mediatek;
  Phillips;
  STMicroelectronics;
  Texas Instruments; and
  Zoran Corporation.

In addition, for some applications, video decoding is done by software operating on today's more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic® technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have been unique to Sigma Designs, such as WMV9 decoding. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments as a result of the introduction of competitive products with similar features.

The requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and the identification of material weaknesses in our internal controls as reported in our management assessment could adversely affect the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In our report, our management documented both the design of our internal controls and the testing processes supporting management's evaluation and conclusion. We extensively documented and tested our internal controls over financial reporting in order to meet the required compliance date of January 31, 2005. We hired additional personnel and engaged outside advisory services, all of which caused our operating expenses to increase. We expect to incur additional expenses in the future in connection with compliance with Sarbanes-Oxley in future periods. In addition, deficiencies and weaknesses identified by the Company and our independent auditors are required to be remediated and this will likely result in additional expenses. These include material weaknesses which resulted in an adverse opinion on our internal controls, including the following: (1) inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles and SEC reporting matters, and (2) inadequate supervision and review controls over the recording of stock options. We are evaluating and taking additional steps and actions needed to improve our financial infrastructure and to eliminate the deficiencies and weaknesses identified. During the quarter ended April 30, 2005, we remediated the material weakness over recording of stock options by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option pricing model for the calculation of stock-based compensation. Since April 30, 2005, we have begun to implement remediating actions as follows: (1) additional training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was needed, and (3) adding additional qualified resources in various finance functions. We believe that the internal control deficiencies identified to date did not have a material effect on our financial statements for the period ended April 30, 2005. However, the receipt of the adverse opinion from our independent registered public accounting firm over internal controls could detrimentally impact our stock price.

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

In fiscal 2005, no domestic customer accounted for more than 10% of our total net revenues, however, one customer in Asia accounted for 15% and one customer in Europe accounted for 14% of our total net revenues. In fiscal 2004, no customer accounted for more than 10% of our total net revenues and one customer based in Europe accounted for 19% of our total net revenues in fiscal 2003. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our international operations are subject to certain risks.

Our international sales represented 86% of total net revenues for the fiscal years ended January 31, 2005 and 2004, and 67% for the fiscal year ended January 31, 2003. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

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

Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenues during each quarter, each of which is extremely difficult to forecast. The majority of our orders in a given quarter historically have been shipped in the last months of that quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would adversely affect our operating results. Furthermore, to the extent we receive orders late in any given quarter, we may not be able to ship products to fill those orders during the same quarter in which we received the corresponding order, which would have an adverse impact on our operating results for that quarter.

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

We have two lines of credit a bank, expiring in October 2005, which allow for borrowings of $3.0 million from each line. During February 2005, we entered into a loan agreement with a bank for an additional line of credit and borrowed $600,000 for financing equipment for research and development that was acquired in December 2004. We are subject to certain financial covenants under the agreements for all of the lines of credit discussed above. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit. To the extent we had borrowed amounts under these lines and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines of credit when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of April 30, 2005, the outstanding balance under all lines of credit was $586,000.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on our REALmagic® products by investing heavily in video decoding technology. We have made substantial investments in product development based on the latest MPEG technology, WMV9. Though WMV9 has gained some market acceptance, there is increasing competition from the ISO H.264 standard, a next generation video CODEC that forms an extension of MPEG-4. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not gain market share at our expense with these new technologies.

Our failure to keep pace with technological changes will seriously harm our business.

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

We obtain some of our components from a single source. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic® silicon or our REALmagic® multimedia cards currently obtained from a single source, including delays resulting from a recurrence of SARS, earthquakes or other business interruptions could have a material adverse impact on our sales of REALmagic® products, and on our business.

We must provide our suppliers with sufficient lead-time to meet our forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially and adversely affect our ability to produce REALmagic® products in sufficient quantities. We cannot assure you that our forecasts regarding new product demand will be accurate, particularly because we sell our REALmagic® products on a purchase order basis. Manufacturing REALmagic® chipsets is a complex process, and we may experience short-term difficulties in obtaining timely deliveries. This could affect our ability to meet customer demand for our products. Any such delay in delivering products in the future could materially and adversely affect our operating results. Also, should any of our major suppliers become unable or unwilling to continue to manufacture our key components in required volumes, we will have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer and additional sources of supply may not be in a position to satisfy our requirements on a timely basis.

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

Our future success depends in large part on the continued service of our key technical, marketing, sales and management personnel. Given the complexity of REALmagic® technology, we are dependent on our ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic® products. These engineers are required to refine the existing hardware system and application programming interface and to introduce enhancements in future applications. Despite incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth.

We face risks related to intellectual property rights.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-seven patents and these patents will expire within the next 7 to 16 years. These patents cover the technology underlying the REALmagic® products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic® technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

The electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross licensing arrangement.

We will be required to expense options granted under our employee stock plan as compensation, and our net income and earnings per share could be significantly reduced and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first quarter of the fiscal year starting after June 15, 2005, with early adoption encouraged. Therefore, we are required to adopt SFAS 123R in our first fiscal quarter of 2007. When such adoption is implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the Company's critical accounting policies as described in the Company's 2005 Annual Report on Form 10-K.

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

Interest Rate Sensitivity. As of April 30, 2005, we held approximately $5.3 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

As of April 30, 2005, we had borrowings outstanding of $0.6 million under a line of credit for financing equipment for research and development, and no borrowings outstanding under our $3.0 million and $3.0 million variable interest rate bank lines of credit, respectively. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at April 30, 2005, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, which included our assessment of the material weaknesses described in the following paragraph under the caption "Sarbanes-Oxley Section 404 Compliance" below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We have begun to implement remediating actions as follows: (1) training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was deficient, and (3) adding additional qualified resources in various finance functions, and we expect that upon completion of these remediating actions, our disclosure control and procedures will be effective.

Sarbanes-Oxley Section 404 Compliance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In order to issue our report, our management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. The material weaknesses which were identified resulted in an adverse opinion on our internal controls over financial reporting and require full remediation. The material weaknesses included: (1) inadequate controls to ensure that financial reporting is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles and SEC reporting matters, and (2) inadequate supervision and review controls over the recording of stock options. During the quarter ended April 30, 2005, we remediated the material weakness over recording of stock options by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option pricing model for the calculation of stock-based compensation. Since April 30, 2005, we have begun to implement remediating actions as follows: (1) additional training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was needed , and (3) adding additional qualified resources in various finance functions.

Changes in internal control over financial reporting.

During the quarter ended April 30, 2005 we implemented additional controls over the recording stock options thereby remediating this material weakness. This remediation materially affected our internal control over financial reporting for the period covered by this Quarterly Report on Form 10-Q. There was no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that had a material effect or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

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

Date: June 14, 2005

By: /s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

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