Form 10-Q
period 2005-07-30
SIGMA DESIGNS INC
filed 2005-09-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [  ] NO [X]

As of August 31, 2005, there were 21,389,672 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,288	$10,250
Short-term investments	7,570	8,529
Accounts receivable, net	5,457	6,417
Notes receivable - related party	500	-
Inventories	3,279	3,675
Prepaid expenses and other current assets	603	764

Total current assets	28,697	29,635

Equipment and leasehold improvements, net	1,776	1,756
Long-term investments	3,313	3,313
Other assets	168	233

Total Assets	$33,954	$34,937

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,968	$3,540
Accrued liabilities	1,943	2,097
Current portion of long-term debt	179	-

Total current liabilities	4,090	5,637

Long-term debt	343	-
Other long-term liabilities	148	188

Shareholders' equity:
Common stock	89,034	88,207
Accumulated other comprehensive income	16	28
Accumulated deficit	(59,677)	(59,123)

Total shareholders' equity	29,373	29,112

Total Liabilities and Shareholders' Equity	$33,954	$34,937

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004

Net revenues	$7,961	$8,088	$14,336	$15,872

Costs and expenses:
Costs of revenues	2,421	2,300	4,683	4,935
Research and development	3,472	2,848	7,037	5,952
Sales and marketing	1,242	1,222	2,454	2,426
General and administrative	788	935	2,023	1,649
Total costs and expenses	7,923	7,305	16,197	14,962

Income (loss) from operations	38	783	(1,861)	910
Gain on sale of long-term investment	-	-	1,083	-
Interest and other income, net	126	416	228	453

Income (loss) before income taxes	164	1,199	(550)	1,363
Provision for income taxes	1	30	4	31

Net income (loss)	$163	$1,169	$(554)	$1,332

Basic net income (loss) per share	$-	$0.06	$(0.03)	$0.06
Shares used in computing per share amount	21,286	20,750	21,237	20,712

Diluted net income (loss) per share	$-	$0.05	$(0.03)	$0.06
Shares used in computing per share amount	23,948	23,135	21,237	23,230

See notes to unaudited Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(554)	$1,332
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	386	224
Provision for (reversal of) inventory valuation	(14)	91
Provision for (reversal of) bad debts and sales returns	14	100
Gain on sale of long-term investment	(1,083)	-
Accretion of contributed leasehold improvements	(41)	(42)
Changes in operating assets and liabilities:
Accounts receivable	946	(698)
Inventories	410	(1,326)
Prepaid expenses and other current assets	225	20
Accounts payable	(1,572)	876
Accrued liabilities and others	(154)	158

Net cash provided by (used in) operating activities	(1,437)	735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(22,946)	-
Sale of short-term investments	23,900	-
Purchase of equipment	(406)	(323)
Sale of long-term investment	1,083	-
Purchase of long-term investments	-	(2,000)
Issuance of short-term promissory note	(500)	-

Net cash provided by (used in) investing activities	1,131	(2,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of term loan	600	-
Net proceeds from sale of common stock	827	498
Repayment of bank line of credit	(78)	-
Repayment of capital lease obligations	-	(3)

Net cash provided by financing activities	1,349	495

Effect of foreign exchange rates changes on cash	(5)	18

INCREASE IN CASH AND CASH EQUIVALENTS	1,038	(1,075)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,250	18,962

End of period	$11,288	$17,887

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six months ended
	July 31,

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$1
Cash paid for income taxes	$9	$1

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited)

1. Basis of Presentation

Balance sheet information as of January 31, 2005 was derived from the Company’s audited consolidated financial statements. All other information is unaudited, but in the opinion of management, includes all adjustments necessary to present fairly the results of the interim period. The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of results to be expected for the entire year. This report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K, as previously filed with the Securities and Exchange Commission.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending on July 31, 2005 and 2004. The second quarter of fiscal 2006 and the second quarter of fiscal 2005 ended on July 30, 2005 and July 31, 2004, respectively.

Reclassifications

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements and notes to conform to the fiscal 2006 presentation with no effect on consolidated net loss, or accumulated deficit.

2. Short-Term Investments

Short-term investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income or loss within stockholders’ equity. While the Company’s intent is to hold debt instruments to maturity, they are classified as available-for-sale because the sale of such instruments may be required prior to maturity. Any gains or losses on the sale of debt instruments are determined on a specific identification basis.

3. Long-Term Investments

During the first quarter of fiscal 2006, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for $1,083,000. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment.

4. Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statements as employee stock arrangements are granted at fair market value.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. SFAS No. 123 also requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method for equity instruments issued to employees and non-employees as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s pro forma calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Stock Option Plans:
Risk free interest rate	3.96%	2.68%	3.74%	2.68%
Expected volatility	61%	72%	62%	87%
Expected life (in years after vesting)	1.5	1.4	1.5	1.4
Expected dividends	-	-	-	-

Employee Stock Purchase Plans:
Risk free interest rate	3.34%	1.02%	2.86%	1.02%
Expected volatility	62%	77%	62%	77%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividends	-	-	-	-

The Company’s pro forma calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Net income (loss) as reported	$163	$1,169	$(554)	$1,332
Stock-based employee compensation expense
determined under fair value based method, net of taxes	(510)	(360)	(1,016)	(744)

Pro forma net income (loss)	$(347)	$809	$(1,570)	$588

Basic net income (loss) per share:
As reported	$-	$0.06	$(0.03)	$0.06

Pro forma	$(0.02)	$0.04	$(0.07)	$0.03

Diluted net income (loss) per share:
As reported	$-	$0.05	$(0.03)	$0.06

Pro forma	$(0.02)	$0.03	$(0.07)	$0.03

5. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
Raw materials	$757	$1,264
Work in process	439	251
Finished goods	2,083	2,160

	$3,279	$3,675

Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company incurred a charge of $10,000 and a reduction of $14,000 to cost of revenues for the three and six months ended July 31, 2005, respectively.

6. Lines of Credit

The Company has a $3.0 million bank line of credit under which the Company had availability to draw down approximately $1.7 million as of July 31, 2005. The line of credit will expire in October 2005 and is primarily collateralized by the Company’s accounts receivable. The Company has a second bank line of credit of $3.0 million that expires in October 2005, and is secured by substantially all of the Company’s assets. As of July 31, 2005, the entire $3.0 million is available for borrowing. The above lines of credit bear interest at a rate equal to the “prime rate” plus 1.5% (7.75% as of July 31, 2005). As of July 31, 2005, the Company had no borrowings outstanding under the above lines of credit. Under the agreement and the notes for these lines of credit, the Company is subject to certain financial covenants. As of July 31, 2005, the Company is in compliance with all of the covenants contained in the agreements and notes for the lines of credit. During August 2005, the Company terminated these two lines of credit. See Note 17, Subsequent Events, regarding the new loan and security agreement the Company entered into during August 2005.

7. Long-Term Debt

During February 2005, the Company entered into a new credit facility (“New Credit Facility”) with a bank consisting of a 3-year Term Loan of $600,000, which was used to purchase equipment for research and development. Principal amounts under the Term Loan are due and payable on a monthly basis in thirty-six monthly installments of approximately $18,202 per month, which includes interest at the bank’s “prime rate” plus 0.5% (6.75% as of July 31, 2005) and is secured by the above research and development equipment. As of July 31, 2005, the total outstanding balance of this New Credit Facility was $522,000. Under the New Credit Facility the Company is subject to certain financial covenants. The Company is in compliance with these covenants as of July 31, 2005. See Note 17, Subsequent Events, regarding the new loan and security agreement the Company entered into during August 2005.

8. Net Income (Loss) per Share

“Net income (loss) per share - basic” for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase). “Net income (loss) per share - diluted” for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Numerator:
Net income (loss), as reported	$163	$1,169	$(554)	$1,332

Denominator:
Weighted average common shares outstanding	21,286	20,750	21,237	20,712
Shares used in computation, basic	21,286	20,750	21,237	20,712
Effect of dilutive securities:
Stock options	2,662	2,385	-	2,518
Shares used in computation, diluted	23,948	23,135	21,237	23,230

Net income (loss) per share:
Basic	$-	$0.06	$(0.03)	$0.06

Diluted	$-	$0.05	$(0.03)	$0.06

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Stock options	30	80	4,662	80

9. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Net income (loss)	$163	$1,169	$(554)	$1,332
Other comprehensive income (loss)
- cumulative translation adjustment	(8)	1	(12)	18

Total comprehensive income (loss)	$155	$1,170	$(566)	$1,350

10. Segment Disclosure

The Company follows the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments consist of its geographically based entities in the United States, Hong Kong and France. All such operating segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, it is the Company’s opinion that it operates in one aggregated reportable segment: the development, manufacturing and marketing of multimedia computer devices and products.

11. Significant Customers

No sales to any U.S. customers accounted for more than 10% of total net revenues during the second quarter of fiscal 2006 or the second quarter of fiscal 2005. Sales to two international customers accounted for 28% and 15% respectively, of the Company’s total revenue during the second quarter of fiscal 2006, as compared with sales to three international customers that accounted for 22%, 21% and 12% respectively of the Company’s total revenue during the second quarter of fiscal 2005.

No accounts receivable to any U.S. customers accounted for more than 10% of total net accounts receivable as of July 31, 2005 and 2004. Three customers in Asia accounted for 29%, 21% and 14%, respectively, of total net accounts receivable as of July 31, 2005, as compared with three customers that accounted for 17%, 16% and 15%, respectively, of total net accounts receivable as of July 31, 2004. No customer in Europe accounted for more than 10% of total net accounts receivable as of July 31, 2005, as compared with one customer that accounted for 29% of total net accounts receivable as of July 31, 2004.

12. Related Party Transactions

The Company has an ownership interest in an original equipment manufacturer (the “OEM”) headquartered in Europe. The Company’s ownership interest is less than 10% for the quarter ended July 31, 2005 and is accounted for using the cost method. The Company had revenue from product sales to this OEM of $10,300 in the second quarter of fiscal 2006 and $43,250 in the first half of fiscal 2006. The Company had revenue from product sales to this OEM of $1.8 million in the second quarter of fiscal 2005 and $2.5 million in the first half of fiscal 2005. The Company had accounts receivable of $10,300 and $1.7 million from this OEM as of July 31, 2005 and 2004, respectively. On July 21, 2005, Cisco Systems, Inc. (“Cisco”) entered into a Share Purchase Agreement (“Purchase Agreement”) with the OEM and certain holders of the OEM’s securities, including the Company. In the event that the conditions to closing set forth in the Purchase Agreement are satisfied and the transactions contemplated by the Purchase Agreement are consummated, neither of which the Company can guarantee, the Company expects to receive approximate proceeds of between $3.0 and $3.8 million from the sale of the capital stock of the OEM held by the Company to Cisco.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters facility to a start-up company founded by a member of the Company’s board of directors. The term of the sublease was one year at the same market rate as the Company’s operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 to extend the lease term for an additional year, and again in the fourth quarter of fiscal 2005 to put the lease term on a month-to-month basis on the same terms. The lease was terminated on August 31, 2005.

During June 2005, the Company loaned $0.5 million to an early-stage technology company located in the US in which the Company had invested $1.0 million during fiscal 2005. All unpaid principal amounts together with simple interest accrued on unpaid and unconverted principal at the rate 6.0% per annum shall be due and payable on May 11, 2006 or converted into certain securities at the Company’s sole option.

13. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and six months ended July 31, 2005 and July 31, 2004 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: July 31, 2005	$181	$30	$(3)	$(10)	$198
Ended: July 31, 2004	161	13	14	(26)	162
Accrued Warranty Six Months
Ended: July 31, 2005	$191	$40	$(9)	$(24)	$198
Ended: July 31, 2004	134	37	23	(32)	162

14. Contingencies

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, a right to procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

15. Recently Issued Accounting Pronouncements

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (“SFAS 123”) (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

SFAS 123R will be effective for the Company’s first quarter of its 2007 fiscal year and will require the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“Statement”). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 requires prospective application for eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. Depending on the type of nonmonetary exchange, the adoption of SFAS 153 may have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on the Company’s consolidated financial statements.

16. Shareholders’ Equity

During the six months ended July 31, 2005, 238,930 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.36 resulting in gross proceeds to the Company of $563,969 and 40,675 shares of the Company’s stock were purchased under the Company's Employee Stock Purchase Plan at an average price of $6.46 resulting in gross proceeds to the Company of $262,761.

17. Subsequent Events

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.522 million across three credit facilities. The first facility allows the Company to borrow approximately $522,000, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum and requires amortized monthly re-payment such that the loan will be fully repaid in February 2008. The second facility allows the Company to borrow up to 80% of its accounts receivable, up to a maximum of $15 million, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The third facility allows the Company to borrow $5,000,000 as long as the Company’s unrestricted cash at the Bank exceeds $10 million and the second facility is fully utilized. The third facility has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The total outstanding balances under the second and third facilities cannot exceed $15 million at any one time. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including its intellectual property.

On August 12, 2005, the audit committee of the Company’s board of directors approved the engagement of Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market and personal computer (PC) add-in and other markets, gross margins, sales and marketing expenses, research and development expenses and general and administrative expenses and our sales by geographic market involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Certain Factors Affecting Business, Operating Results, and Financial Condition” in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2005 and our subsequent reports on Form 10-Q.

RESULTS OF OPERATIONS

Overview. We reported a net income of $163,000, or $0.00 per basic and diluted share on net revenues of $7,961,000 for the quarter ended July 31, 2005, compared to net income of $1,169,000, or $0.06 per basic share and $0.05 per diluted share on net revenues of $8,088,000 for the same quarter in the prior year. For the six months ended July 31, 2005, we reported net loss of $554,000, or $0.03 per basic and diluted share on net revenues of $14,336,000, compared to net income of $1,332,000 or $0.06 per basic and diluted share on net revenues of $15,872,000 for the same period in the prior year.

Our primary product groups include boards, chipsets and other products. Our board products consist primarily of a series of PC based solutions using the NetStream and Xcard brand names, as well as certain customized development boards that are sold into the IP video application market, advanced DVD/media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video application market, advanced DVD/media player market as well as the PC add-in market. Products in the “other product” group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

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

Net Revenues. Net revenues for the second quarter and first half of fiscal 2006 decreased 2% and 10%, respectively, as compared to the corresponding period last year. The decrease in net revenues for the second quarter and the first half of fiscal 2006 was primarily attributable to the decrease in unit sales of, and lower average selling prices for chipset products - primarily our 8620L chipset in the IP video application market and advanced DVD/media player market. The decrease in net revenues for the second quarter and the first half of fiscal 2006 was also attributable to the decrease in sales of our MPEG-based board products in the IP video application market. The following table sets forth our net revenues in each product group (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Boards	$870	$889	$1,557	$2,114
Chipsets	6,498	6,691	12,040	13,093
Other	593	508	739	665

Total net revenues	$7,961	$8,088	$14,336	$15,872

Sales of MPEG board products for the second quarter of fiscal 2006 decreased 2% to $870,000 as compared to $889,000 for the corresponding period in the prior year. MPEG board products net revenues for the first half of fiscal 2006 decreased 26% to $1,557,000 as compared to $2,114,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the second quarter of fiscal 2006 decreased 3% to $6,498,000, as compared to $6,691,000 for the corresponding period in the prior year. MPEG chipset net revenues for the first half of fiscal 2006 decreased 8% to $12,040,000 as compared to $13,093,000 for the corresponding period in the prior year. Sales of other products for the second quarter of fiscal 2006 increased 17% to $593,000 as compared to $508,000 for the corresponding period in the prior year. Other product revenues for the first half of fiscal 2006 increased 11% to $739,000 as compared to $665,000 for the corresponding period in the prior year. Sales of MPEG-based boards and chipsets together represented 93% of net revenues for the second quarter of fiscal 2006 and 94% for second quarter of fiscal 2005. Sales of MPEG-based boards and chipset together represented 95% and 96% of total net revenues for the first half of fiscal 2006 and 2005, respectively. Other products represented 7% of net revenues for the second quarter of fiscal 2006 and 6% for the second quarter of fiscal 2005. Other products represented 5% and 4% of total net revenues for the first half of fiscal 2006 and 2005, respectively.

The decrease in net revenues from MPEG-based board products for the second quarter and the first half of fiscal 2006 compared to the corresponding periods in the prior year was mainly attributable to decreased unit sales of project-based board products for IP video applications. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on the chipset products instead of board products in the IP video application market and advanced DVD/media player market. The decrease in net revenues from MPEG-based chipsets for the second quarter and the first half of fiscal 2006 compared to the corresponding periods in the prior year was largely due to decreased unit sales of our chipsets into the IP video application market and advanced DVD player market, and the lower average selling price of our MPEG chipsets to advanced DVD player manufacturers. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the IP video application market and advanced DVD/media player market. If, however, these declines in unit sales and average selling price for our chipset products were to continue, it would likely harm our revenues and profitability. The “other products” category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The costs related to support service revenues were included in sales and marketing expenses, and some of the costs related to development revenues were included in research and development expenses. The increase in net revenues from other products for the second quarter and the first half of fiscal 2006 compared to the corresponding periods in the prior year was primarily attributable to the increase of engineering development revenues. We expect that net revenues from other products will continue to fluctuate mainly due to the timing and complexity of engineering development required by our customers.

The following table sets forth our net revenues by market segment (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

IP video application market	$4,935	$4,450	$8,804	$9,208
Advanced DVD/media player market	2,197	2,991	4,302	5,523
HDTV product market	114	28	151	60
PC add-in and other markets	715	619	1,079	1,081

Total net revenues	$7,961	$8,088	$14,336	$15,872

For the three months ended July 31, 2005, revenues from sales of our products to the IP video application market increased 11% to $4,935,000 from $4,450,000 for the corresponding quarter of the prior year. Revenues from sales of our products to the advanced DVD/media player market decreased 27% to $2,197,000, from $2,991,000 for the corresponding quarter of the prior year. Revenues from sales of our products to the HDTV product market increased 307% to $114,000 from $28,000 for the corresponding quarter of the prior year. Revenues from sales to the PC add-in and other markets increased 16% to $715,000 from $619,000 for the corresponding quarter of the prior year. For the six months ended July 31, 2005, revenues from sales of our products to the IP video application market decreased 4% to $8,804,000 from $9,208,000 for the corresponding period of the prior year. Revenues from sales of our products to the advanced DVD/media player market decreased 22% to $4,302,000 from $5,523,000 for the corresponding period of the prior year. Revenues from sales of our products to the HDTV product market increased 152% to $151,000 from $60,000 for the corresponding period of the prior year. Revenues from sales of our products to the PC add-in and other markets had a slight decrease as compared to the corresponding period for the prior year.

The increase in revenues from sales of our products to the IP video application market in the second quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005 was mainly attributable to increased unit sales of our MPEG-based chipset products, but with lower average sales prices, whereas the decrease in revenues from sales of our products to the IP video application market for first six months ended July 31, 2005 as compared to the corresponding period of the prior year was mainly attributable to both lower unit sales and lower average sales prices of our MPEG-based board products and chipset products. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments.

The decrease in revenues from sales of our products to the advanced DVD/media player market for the second quarter and the first half of fiscal 2006 as compared to the corresponding periods of fiscal 2005 is attributable to the decreased unit sales and lower selling price of our MPEG chipsets to advanced DVD player manufacturers. We expect that revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. If, however, these declines in unit sales and average selling prices for our products being sold into the advanced DVD/media player market were to continue, it could harm our revenues and profitability.

The category “PC add-in and other markets” in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, and freight fees. The increase in revenues from sales of our products to the PC add-in and other markets in the second quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005 was due to the increased engineering development revenues which was offset by the lower sales of PC add-in boards. We expect our revenues from sales to the PC add-in and other markets to continue to decline due to generally declining demand in the general market and we expect our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

North America	$993	$1,061	$1,731	$2,211
Asia & other regions	6,541	4,835	12,005	10,233
Europe	427	2,192	600	3,428

Total net revenues	$7,961	$8,088	$14,336	$15,872

Revenues from North America represented 12% of net revenues for both the quarter and the six months ended July 31, 2005 as compared to 13% and 14% in the comparable periods of the prior year. Our international sales represented 88% of net revenues for both the quarter and six months ended July 31, 2005 as compared to 87% and 86% in the comparable periods of the prior year.

North America revenues decreased 6% to $993,000 for the three months ended July 31, 2005 as compared to $1,061,000 for the three months ended July 31, 2004, and decrease 22% to $1,731,000 for the six months ended July 31, 2005 as compared to $2,211,000 for the six months ended July 31, 2004. The decrease for the three months and six month ended July 31, 2005 was largely due to the decreased unit sales of our MPEG-based board products to the IP video application market which was partially offset by the increased unit sales of our MPEG-based chipset products. We expect that our revenues from North America will continue to decline due to our customers (i) gradually switching their orders to us from board products to chipset products and (ii) placing the orders with other overseas manufacturers.

Total revenues from Asia & other regions for the three months ended July 31, 2005 increased 35% to $6,541,000 as compared to $4,835,000 for the three months ended July 31, 2004, and increased 17% to $12,005,000 for the six months ended July 31, 2005 as compared to $10,233,000 for the six months ended July 31, 2004. The increase in revenues from Asia and other regions for the three months and six months ended July 31, 2005 was largely due to the increased unit sales of chipset products to the advanced DVD/media player market and IP video application market which was partially offset by lower unit selling prices.

Revenues from Europe for the three-month period ended July 31, 2005 decreased 81% to $427,000 from $2,192,000 for the three months ended July 31, 2004, and decreased 82% to $600,000 for the six months ended July 31, 2005 as compared to $3,428,000 for the six months ended July 31, 2004. The decrease in revenues from Europe for the three months and six months ended July 31, 2005 was primarily attributable to significant decreases in unit sales of our chipset products in the IP video application and advanced DVD/media player market. We anticipate revenues in Europe will fluctuate due to the fact that our customers may place orders with other manufacturers in other regions.

Our Asian revenues in the second quarter and first half of fiscal 2006 were derived predominantly from customers in Korea, China, and Taiwan. Revenues generated from Korea, China, and Taiwan for the second quarter of fiscal 2006 accounted for 28%, 26%, and 12% of our total net revenues, respectively as compared to 21%, 11%, and 16% for the second quarter of fiscal 2005, respectively. Revenues from Korea, China and Taiwan for the first half of fiscal 2006 accounted for 27%, 28% and 15% of our total net revenues as compared to 14%, 18% and 18% for the first half of 2005, respectively. Our European revenues in the second quarter and the first half of fiscal 2006 were spread across several countries, as compared to revenues for the second quarter and the first half of fiscal 2005 which were primarily due to sales in Denmark, which accounted for 22% and 17% of the Company’s total net revenues for the quarter and the six months ended July 31, 2004, respectively.

No sales to any U.S. customers accounted for more than 10% of our total net revenues for the second quarter and the first half of fiscal 2006. Sales to two international customers accounted for 28% and 15% of our total net revenue during the second quarter of fiscal 2006, as compared with sales to three international customers accounting for 22%, 21%, and 12% of our total net revenues for the corresponding quarter of fiscal 2005. Sales to two international customers accounting for 27% and 14% of our total net revenues during the first six months ended July 31, 2005 as compared to three international customers accounted for 16%, 14% and 10% of our total net revenues for the corresponding period of fiscal 2005.

Gross Margin. Our gross margin for the quarter and six months ended July 31, 2005 were 70% and 67%, respectively as compared to 72% and 69%, respectively during the same periods last year. This decrease was primarily due to a shift in our product mix toward lower margin media processors. The average selling prices of our products typically decline over the life of a product. If we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margin will decline.

Costs and Expenses. Sales and marketing expenses increased by $20,000 or 2%, during the second quarter of fiscal 2006 as compared with the corresponding period of the prior year and increased by $28,000 or 1% during the first half of fiscal 2006. Going forward, we expect that our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization. Research and development expenses increased by $624,000, or 22%, during the second quarter of fiscal 2006, and increased $1,085,000 or 18% during the first half of fiscal 2006 as compared with the corresponding period of the prior year. The increase in research and development expenses compared to last year resulted from mask charges and tape out costs for our new silicon based products. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses decreased by $147,000, or 16%, during the second quarter of fiscal 2006 as compared with the corresponding period of the prior year, and increased by $374,000 or 23% during the first half of fiscal 2006 as compared to the corresponding period in the prior year. The decrease in the second quarter of fiscal 2006 was primarily due to the change in our accounting treatment for accruing certain professional fees. As a result, we recorded a reduction of $111,000 in accruals for certain professional fees for which services have not been rendered during the period. The increase in the first half of fiscal 2006 was primarily a result of the costs related to Sarbanes-Oxley Act of 2002 compliance which were offset by the reduction of $111,000 in accruals for certain professional fees during the second quarter of fiscal 2005. We expect our general and administrative expenses to fluctuate from period to period due to the timing of certain professional services, and that such expenses will increase in future periods in absolute dollars due to increasing costs of professional services and other expenditures associated with our business.

Gain on sale of long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1,083,000. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. We do not expect that we will sell any of our remaining investments in the near future. However, on July 21, 2005, Cisco Systems, Inc. (“Cisco”) entered into a Share Purchase Agreement (“Purchase Agreement”) with an original equipment manufacturer (“OEM”) and certain holders of the OEM’s securities, including us. In the event that the conditions to closing set forth in the Purchase Agreement are satisfied and the transactions contemplated by the Purchase Agreement are consummated, neither of which we can guarantee, we expect to receive approximate proceeds of between $3.0 and $3.8 million from the sale of the capital stock of the OEM held by us to Cisco.

Other income. During the second quarter of fiscal 2005, we received a $373,000 incentive from the tax authority in France for the recovery of qualifying research and development expenditures incurred by our French subsidiary in fiscal 2001. Subsequent to the quarter ended July 31, 2005, we received a second incentive payment of $194,000 for qualified research and development expenditures incurred in fiscal 2002. As we intend to expand our French subsidiary’s research and development expenditures at a rate of 10-20% annually, we expect that we will continue to receive incentive payments from the French tax authority each year as the amount of any such incentive payments is based on the incremental level of qualified research and development expenditures year over year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $18.9 million, which represents an increase of $0.1 million compared with $18.8 million at January 31, 2005. This increase resulted from the sale of a long-term investment of $1.1 million, borrowings of $0.5 million from a loan agreement with a bank for financing research and development equipment, and from the exercise of stock options and purchases of common stock by employees of $0.8 million, which was partially offset by costs from operating activities of $1.4 million, capital equipment expenditures of $0.4 million and a short-term loan of $0.5 million to an early-stage technology company in which we have an investment of $1.0 million.

We do not have guaranteed price or quantity commitments with any of our suppliers.

On October 29, 2004, we entered into a revolving line of credit agreement, expiring in October 2005, which is primarily collateralized by our accounts receivable and under which we can draw down a maximum of $3.0 million. As of July 31, 2005, we had approximately $1.7 million available to draw down on this line of credit. In addition, we have a bank line of credit of $3.0 million that expires in October 2005, which is secured by substantially all of our assets. At July 31, 2005, the entire $3.0 million of bank line is available for borrowing. Under the agreements and the notes for these lines of credit, we are subject to certain financial covenants. As of July 31, 2005, we were in compliance with all of the covenants contained in the agreements and the notes. During August 2005, we terminated these two lines of credit.

During February 2005, we entered into a new credit facility (“New Credit Facility”) consisting of a 3-year Term Loan of $600,000, which was used to purchase equipment for research and development. Principal amounts under the Term Loan is due and payable on a monthly basis in thirty-six monthly installments of approximately $18,202 per month, which includes interest at “prime rate” plus 0.5% (6.75% as of July 31, 2005) and is secured by the above research and development equipment. As of July 31, 2005, the total outstanding balance of this New Credit Facility was $522,000. Under the New Credit Facility we are subject to certain financial covenants. We are in compliance with these covenants as of July 31, 2005.

Finally, during August 2005, we entered into a new Loan and Security Agreement (“Loan Agreement”) with United Commercial Bank (the “Bank), which is secured, by substantially all of our assets, including our intellectual property. This Loan Agreement was combined with the New Credit Facility entered in February 2005 and provides for a maximum borrowing amount of $15.522 million across three credit facilities. The first facility, expiring on February 28, 2008 allows us to borrow approximately $522,000. The second and third facilities, expiring in August 12, 2007, allow us to borrow an amount not to exceed $15 million at any one time.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”) (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above in Note 4. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our first quarter of fiscal year 2007, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of this statement will have a significant impact on our operating results.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 requires prospective application for eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. Depending on the type of nonmonetary exchange, the adoption of SFAS 153 may have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.

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

Our business is highly dependent on the sale of IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect the majority of our current revenues to come from the sale of chipsets for use in emerging consumer applications. The digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our competitors’ products in their products rather than use our products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002, 2003 and the first quarter of fiscal 2006, and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic® products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic® technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic® products. Since our inception through July 31, 2005, our total accumulated deficit is $59.7 million. We cannot assure you that we will not incur operating losses in any future fiscal quarter or fiscal year.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

•	New product introductions by us and our competitors;

•	Changes in our pricing models and product sales mix;

•	Unexpected reductions in unit sales, average selling prices and/or gross margins, particularly if they occur precipitously;

•	Expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Market acceptance of the technology embodied in our products generally and our products in particular;

•	The level of acceptance of our products by our OEM customers, and acceptance of our OEM customers’ products by their end user customers;

•	Shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors;

•	Gains or losses of significant customers;

•	The timing of, and potential unexpected delays in, our customer orders and product shipments;

•	Reduction in average selling prices and gross margins, which could occur either gradually or precipitously;

•	Inventory obsolescence;

•	Write-downs of accounts receivable;

•
An interrupted or inadequate supply of semiconductor chips or other materials included in our products: for example, our source of supply for silicon wafers was, and may in the future be, affected by earthquakes in Taiwan;

•	Our inability to protect our intellectual property;

•	Loss of key personnel;

•	Technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;

•	The effect of terrorist attacks and any related conflicts or similar events worldwide;

•	Availability of third-party manufacturing capacity for production of certain products;

•	The impact of a recurrence of severe acute respiratory syndrome, or SARS, or a similar event, upon our revenues and our supply sources for our products; and

•	The impact of potential economic instability in the Asia-Pacific region.

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

The market for multimedia products is highly competitive and includes embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth in sales of products utilizing our REALmagic® technology. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with REALmagic® products. These competitors include:

•	Analog Devices;

•	ATI Technologies;

•	Broadcom;

•	Cirrus Logic;

•	Conexant Systems;

•	ESS Technology;

•	LSI Logic/C-Cube;

•	Mediatek;

•	Phillips;

•	Pixelworks;

•	STMicroelectronics;

•	Texas Instruments; and

•	Zoran Corporation.

In addition, for some applications, video decoding is done by software operating on today’s more powerful CPUs. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our REALmagic® technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have been unique to us, such as WMV9 decoding. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments as a result of the introduction of competitive products with similar features.

The requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and the identification of material weaknesses in our internal controls as reported in our management assessment could adversely affect the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In our report, our management documented both the design of our internal controls and the testing processes supporting management's evaluation and conclusion. We extensively documented and tested our internal controls over financial reporting in order to meet the required compliance date of January 31, 2005. We hired additional personnel and engaged outside advisory services, all of which caused our operating expenses to increase. We expect to incur additional expenses in the future in connection with compliance with Sarbanes-Oxley in future periods. In addition, deficiencies and weaknesses identified by us and our independent auditors are required to be remediated and this will likely result in additional expenses. These include material weaknesses which resulted in an adverse opinion on our internal controls, including the following: (1) inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles (“GAAP”) and Securities Exchange Commission (“SEC”) reporting matters, and (2) inadequate supervision and review controls over the recording of stock options. We are evaluating and taking additional steps and actions needed to improve our financial infrastructure and to eliminate the deficiencies and weaknesses identified. During the quarter ended April 30, 2005, we remediated the material weakness over recording of stock options by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option-pricing model for the calculation of stock-based compensation. Since April 30, 2005, we have begun to implement remediating actions as follows: (1) additional training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was needed, and (3) adding additional qualified resources in various finance functions. We believe that the internal control deficiencies identified to date did not have a material effect on our financial statements for the period ended July 31, 2005. However, the receipt of the adverse opinion from our independent registered public accounting firm over internal controls could detrimentally impact our stock price.

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

We have two lines of credit at a bank, expiring in October 2005, which allow for borrowings of $3.0 million from each line. During February 2005, we entered into a new credit facility (“New Credit Facility”) consisting of a 3-year Term Loan of $600,000, which was used to purchase equipment for research and development. We are subject to certain financial covenants under the lines of credit and the New Credit Facility. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the New Credit Facility. To the extent we had borrowed amounts under these lines of credit and New Credit Facility and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines of credit and New Credit Facility when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of July 31, 2005, the outstanding balance under all lines of credit and New Credit Facility was $0 and $522,000, respectively.

Our future revenue growth depends in large part on the adoption of MPEG technology and new CODECs.

Our business strategy is, and has been, to focus on our REALmagic® products by investing heavily in video decoding technology. We have made substantial investments in product development based on the latest MPEG technology, WMV9 and other standards. Though we intend to support new CODEC technologies as they become commercially viable, there is no guarantee that we can successfully develop these technologies in a timely manner or that competitors will not gain market share at our expense with these new technologies.

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

Our technological leadership depends on our continued technological advancements, as well as research and development investments in the area of MPEG video and audio decoding. These advancements include the following:

•	Compatibility with emerging standards and multiple platforms; and

•	Improvements to our silicon architecture.

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

Our products and components are presently manufactured entirely by outside suppliers or foundries. We do not have long-term contracts with these suppliers. We conduct business with our suppliers on a written purchase order basis. Our reliance on independent suppliers subjects us to several risks. These risks include:

•	The absence of adequate capacity;

•	The unavailability of, or interruptions in access to, certain process technologies; and

•	Reduced control over delivery schedules, manufacturing yields and costs.

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

Our future success depends in large part on the continued service of our key technical, marketing, sales and management personnel. Given the complexity of REALmagic® technology, we are dependent on our ability to retain and motivate highly skilled engineers involved in the ongoing hardware and software development of REALmagic® products. These engineers are required to refine the existing hardware system and application-programming interface and to introduce enhancements in future applications. Despite incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first quarter of the fiscal year starting after June 15, 2005, with early adoption encouraged. Therefore, we are required to adopt SFAS 123R in our first fiscal quarter of 2007. When such adoption is implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Our stock price is volatile.

The market for our common stock has been subject to significant volatility, which is expected to continue. The following factors, among others, may have a significant impact on the market price of our common stock:

•	Our announcement of the introduction of new products;

•	Our competitors’ announcements of the introduction of new products; and

•	Market conditions in the technology, entertainment and emerging growth company sectors.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the Company’s critical accounting policies as described in the Company’s 2005 Annual Report on Form 10-K.

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

Interest Rate Sensitivity. As of July 31 2005, we held approximately $7.6 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year.

As of July 31, 2005, we had borrowings outstanding of $0.5 million under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two $3.0 million and $3.0 million variable interest rate bank lines of credit. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate July 31, 2005, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, which included our assessment of the material weaknesses described in the following paragraph under the caption “Sarbanes-Oxley Section 404 Compliance” below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. We have begun to implement remediating actions as follows: (1) training of accounting personnel, (2) engaging outside consultants in areas where generally accepted accounting principles (“GAAP”) and SEC training was deficient, and (3) adding additional qualified resources in various finance functions, and we expect that upon completion of these remediating actions, our disclosure control and procedures will be effective.

Sarbanes-Oxley Section 404 Compliance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In order to issue our report, our management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. The material weaknesses, which were identified, resulted in an adverse opinion on our internal controls over financial reporting and require full remediation. The material weaknesses included: (1) inadequate controls to ensure that financial reporting is adequately analyzed to detect misstatements including the lack of understanding of GAAP and SEC reporting matters, and (2) inadequate supervision and review controls over the recording of stock options. During the quarter ended April 30, 2005, we remediated the material weakness over recording of stock options by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option-pricing model for the calculation of stock-based compensation. Since April 30, 2005, we have begun to implement remediating actions as follows: (1) additional training of accounting personnel, (2) engaging outside consultants in areas where GAAP and SEC training was needed, and (3) adding additional qualified resources in various finance functions.

Changes in internal control over financial reporting.

During the six months ended July 31, 2005 we implemented additional controls over the recording stock options thereby remediating this material weakness. This remediation materially affected our internal control over financial reporting for the period covered by this Quarterly Report on Form 10-Q. There was no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that had a material effect or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 23, 2005, we distributed our definitive Proxy Statement, Annual Report to Shareholders and Proxy to each of our shareholders of record as of April 18, 2005, for our Annual Meeting of Shareholders held June 17, 2005. At our Annual Meeting of Stockholders, our shareholders were asked to consider two proposals.

The first proposal involved the election of our directors. Our existing Board of Directors selected four nominees, all of whom ran unopposed and were then serving as our directors. The nominees of our Board, all of whom were elected, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	18,467,149	1,266,613	0	0
William J. Almon	19,398,020	335,742	0	0
Julien Nguyen	18,483,617	1,250,145	0	0
Lung C. Tsai	18,518,020	1,215,742	0	0

The second proposal concerned the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 28, 2006. The proposal was approved. The results were as follows:

For:	19,642,152
Against:	62,200
Abstained:	29,410
Broker Non-Votes:	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed herewith:

10.1	Loan and Security Agreement, by and between Sigma Designs, Inc. and United Commercial Bank, dated August 12, 2005.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1. On May 17, 2005, we filed a current report on Form 8-K, reporting under Items 2.02 and 9.01 that we had issued a press release reporting our preliminary first quarter’s results of operations and financial condition.

2. On May 24, 2005, we filed a current report on Form 8-K, reporting under Items 2.02 and 9.01 that we had issued a press release reporting our first quarter’s results of operations and financial condition.

3. On June 23, 2005, we filed a current report on Form 8-K, reporting under Items 4.01 and 9.01 that we had a change in our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: September 8, 2005

By: /s/ Thinh Q. Tran
Thinh Q. Tran Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Kit Tsui
Kit Tsui Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Loan and Security Agreement, by and between Sigma Designs, Inc. and United Commercial Bank, dated August 12, 2005.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.