Form 10-Q
period 2005-10-29
SIGMA DESIGNS INC
filed 2005-12-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [  ] No [X]

As of November 30, 2005, there were 21,636,128 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,”  “us,”  “our company,”  “Sigma” or “the Company.”

THIS FORM 10-Q FOR THE NINE MONTHS ENDED OCTOBER 31, 2005, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: OUR DEPENDENCE ON THE EXPANSION OF EVOLVING SEGMENTS OF THE COMSUMER ELECTRONICS MARKET; FLUCTUATING OPERATING RESULTS; PRICING PRESSURES; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL REGULATIONS; MONETARY AND FISCAL POLICIES; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 31,	January 31,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,074	$10,250
Marketable securities	9,395	8,529
Accounts receivable, net	4,512	6,417
Note receivable-related party	500	-
Inventories	2,990	3,675
Prepaid expenses and other current assets	648	764

Total current assets	33,119	29,635

Equipment and leasehold improvements, net	1,762	1,756
Long-term investments	1,282	3,313
Other assets	166	233
Total Assets	$36,329	$34,937

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,769	$3,540
Accrued liabilities	2,037	2,097
Current portion of bank term loan	205	-
Total current liabilities	4,011	5,637

Bank term loan	288	-
Other long-term liabilities	127	188

Shareholders' equity:
Common stock, 35,000,000 shares authorized at no par
value, 21,533,205 and 21,038,962 shares issued and
outstanding at October 31 and January 31, 2005, respectively	89,618	88,207
Accumulated other comprehensive income	14	28
Accumulated deficit	(57,729)	(59,123)
Total shareholders' equity	31,903	29,112
Total Liabilities and Shareholders' Equity	$36,329	$34,937

See notes to Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004

Net revenues	$8,497	$7,677	$22,833	$23,549

Costs and expenses:
Costs of revenues	2,666	2,155	7,349	7,090
Research and development	3,613	2,762	10,650	8,714
Sales and marketing	1,259	1,137	3,713	3,563
General and administrative	880	1,165	2,903	2,814

Total costs and expenses	8,418	7,219	24,615	22,181

Income (loss) from operations	79	458	(1,782)	1,368
Gain on sale of long-term investments	1,497	-	2,580	-
Interest and other income (expense), net	370	63	598	516

Income before income taxes	1,946	521	1,396	1,884
Provision for (benefit from) income taxes	(2)	(4)	2	27

Net income	$1,948	$525	$1,394	$1,857

Basic net income per share	$0.09	$0.03	$0.07	$0.09
Shares used in computing per share amount	21,447	20,838	21,307	20,754

Diluted net income per share	0.08	$0.02	0.06	$0.08
Shares used in computing per share amount	24,401	23,629	23,179	23,363

See notes to Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,394	$1,857
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	593	342
Provision for (reversal of) inventory valuation	(22)	276
Provision for bad debts and sales returns	72	260
Gain on sale of long-term investment	(2,580)	-
Investment impairment charges	31	-
Accretion of contributed leasehold improvements	(61)	(63)
Changes in operating assets and liabilities:
Accounts receivable	1,834	(1,607)
Inventories	707	(1,088)
Prepaid expenses and other current assets	182	(7)
Accounts payable	(1,771)	(677)
Accrued liabilities and others	(66)	726

Net cash provided by operating activities	313	19

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of short-term investments	(33,173)	(9,552)
Sale of short-term investments	32,300	3,650
Purchase of Equipment	(600)	(377)
Sale of Equipment	-	1
Sale of Long-term investment	4,580	-
Purchase of long-term investments	-	(2,000)
Issuance of short-term promissory note	(500)	-

Net cash provided by (used for) investing activities	2,607	(8,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank term loan borrowings	600	-
Net proceeds from sale of common stock	1,411	805
Repayment of bank term loan	(102)	-
Repayment of capital lease obligations	-	(2)

Net cash provided by financing activities	1,909	803

Effect of foreign exchange rates changes on cash	(5)	26

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,824	(7,430)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,250	18,962

End of period	$15,074	$11,532

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine months ended
	October 31,
	2005	2004

Supplimental disclosure of cash flow information:
Cash paid for interest	$29	$1

Cash paid for income tax	$9	$3

See notes to Condensed Consolidated Financial Statements.

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited)

NOTE 1. NATURE OF BUSINESS

Sigma specializes in silicon-based digital media processors for IPTV set-top boxes, digital media receivers, high definition DVD players, HDTV, and portable media players. The Company’s award-winning REALmagic® Video Streaming Technology is used in a variety of consumer applications providing highly integrated solutions for high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9).

NOTE 2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2005, included in the Company’s Annual Report on Form 10-K filed April 14, 2005 with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31 and January 31, 2005, the consolidated results of its operations for the three and nine months ended October 31, 2005 and 2004, and the consolidated cash flows for the nine months ended October 31, 2005 and 2004. The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. For convenience, the financial statements are shown as ending October 31, 2005 and 2004, although the third quarter of fiscal 2006 and fiscal 2005 ended on October 29, 2005 and October 30, 2004, respectively.

Certain reclassifications have been made to conform prior year amounts to the current year’s presentation. These reclassifications had no impact on previously reported results of our operations, operating cash flows or working capital.

NOTE 3. SHORT-TERM INVESTMENTS

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

NOTE 4. LONG-TERM INVESTMENTS

During the first quarter of fiscal 2006, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for $1,083,000. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off as of January 31, 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment. During the fiscal quarter ended October 31, 2005, the Company sold its investment with a carrying amount of $2,000,000 in an original equipment manufacturer (the “OEM”) headquartered in Europe for $3,497,000, resulting a gain on sale of investment of $1,497,000 (see note 13).

NOTE 5. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation, including stock options granted under the Company’s various stock option plans and shares issued under the 2001 Employee Stock Purchase Plan using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and all of its interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair market value. Generally, the stock option plans provide for the granting of options to purchase shares of common stock at the fair market value based on the closing price on the grant date, except as otherwise provided by law. Under the 2001 Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.”

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

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Stock Option Plans:
Risk free interest rate	4.36%	2.56%	4.29%	2.57%
Expected volatility	59%	67%	61%	80%
Expected life (in years after vesting)	1.4	1.4	1.4	1.4
Expected dividends	-	-	-	-

Employee Stock Purchase Plans:
Risk free interest rate	3.34%	1.64%	3.13%	1.26%
Expected volatility	62%	60%	62%	71%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividends	-	-	-	-

The Company’s reported net income and pro forma net income would have been as follows had compensation costs for options granted under the Company’s stock option plans and shares purchased under the 2001Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123. The fair value of each option granted under the Company’s stock option plans is estimated on the date of grant (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Net income as reported	$1,948	$525	$1,394	$1,857
Stock-based employee compensation expense determined under fair value based method, net of taxes	(417)	(569)	(1,432)	(1,313)

Pro forma net income (loss)	$1,531	$(44)	$(38)	$544

Basic net income (loss) per share:
As reported	$0.09	$0.03	$0.07	$0.09

Pro forma	$0.07	$(0.00)	$(0.00)	$0.03

Diluted net income (loss) per share:
As reported	$0.08	$0.02	$0.06	$0.08

Pro forma	$0.06	$(0.00)	$(0.00)	$0.02

NOTE 6. INVENTORY

Inventory consists of the following (in thousands):

	October 31, 2005	January 31, 2005
Raw materials	$669	$1,264
Work in process	515	251
Finished goods	1,806	2,160

Inventories	$2,990	$3,675

Inventory is stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventory for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company decreased cost of revenues by $8,000 and $22,000 for the three and nine months ended October 31, 2005, respectively.

NOTE 7. CURRENT AND LONG-TERM DEBT

Credit Facilities

New Credit Facility

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.522 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $522,000 (which replaced the old credit facility entered into during February 2005) - see Other Indebtedness below.

The Company’s Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. The Company’s daily cash needs generally follow a predictable pattern that parallels its payroll cycles, which drive, as necessary, its short term borrowing requirements.

The first of the two 2-year Line of Credit allows the Company to borrow up to 80% of its accounts receivable, up to a maximum of $15 million, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The second of the two 2-year Line of Credit allows the Company to borrow $5,000,000 as long as the Company’s unrestricted cash at the Bank exceeds $10 million and the first Line of Credit is fully utilized. This Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The total outstanding balances under the two Lines of Credit cannot exceed $15 million at any one time. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including its intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At its option, the Company can repay the loans under the Loan Agreement without premium or penalty. As of October 31, 2005, the Company had no amounts outstanding under these two Lines of Credit.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from August 12, 2005, through October 31, 2005, was approximately 7%. As of October 31, 2005, the Company had $493,000 outstanding under the Term Loan.

Under the Loan Agreement, the Company is subject to certain financial covenants. As of October 31, 2005, the Company is in compliance with all of the covenants contained in the Loan Agreement.

Old Credit Facilities

The Company’s old credit facility (“Old Credit Facilities”) consisted of two $3.0 million Lines of Credit. The Old Credit Facility was terminated in August, 2005 with no outstanding amount.

Other Indebtedness

February 2005 Term Loan (“February Loan”). During February 2005, the Company entered into a credit facility with United Commercial Bank consisting of a 3-year Term Loan of $600,000, which was used to purchase equipment for research and development. Such credit facility was replaced on August 12, 2005 (see New Credit Facility above).

The effective average interest rate paid on the Term Loan from February 8, 2005, through August 12, 2005, was approximately 6.5%.

Maturities

As of October 31, 2005, the amounts of the Company’s bank term loan that mature in the next five years and thereafter are as follows (in thousands):

Less than one year	$205
Second year	215
Third year	73

NOTE 8. NET INCOME PER SHARE

“Net income per share - basic” for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net income per share computation for the periods presented (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Numerator:
Net income, as reported	$1,948	$525	$1,394	$1,857

Denominator:
Weighted average common shares outstanding	21,447	20,838	21,307	20,754
Shares used in computation, basic	21,447	20,838	21,307	20,754
Effect of dilutive securities:
Stock options	2,954	2,791	1,872	2,609
Shares used in computation, diluted	24,401	23,629	23,179	23,363

Net income per share:
Basic	$0.09	$0.03	$0.07	$0.09

Diluted	$0.08	$0.02	$0.06	$0.08

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Stock options	-	74	-	74

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Net income	$1,948	$525	$1,394	$1,857
Other comprehensive income (loss)
- cumulative translation adjustment	(2)	4	(14)	22

Total comprehensive income	$1,946	$529	$1,380	$1,879

NOTE 10. SEGMENT AND RELATED INFORMATION

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

NOTE 11. SIGNIFICANT CUSTOMERS

No sales to any U.S. customers accounted for more than 10% of total net revenues during the three and nine months ended October 31, 2005 and 2004. Sales to two international customers accounted for 22% and 11% respectively, of the Company’s total net revenues during the three months ended October 31, 2005, as compared with sales to two international customers which accounted for approximately 26% and 17% respectively, of total net revenues for the three months ended October 31, 2004. Sales to one international customer accounted for 25% of the Company’s total net revenues during the first nine months of fiscal 2006, as compared with sales to two international customers which accounted for approximately 19% and 15%, respectively, of total net revenues for the same period of fiscal 2005.

NOTE 12. CONCENTRATION OF OTHER RISKS

Foundry Partners and Subcontractors

The Company outsources all of its manufacturing. The Company primarily relies on one foundry in Taiwan to fabricate wafers for the Company’s products and substantially all of the assembly, package and test the Company’s chipset products are relied on one subcontractor in Taiwan.

Supplier and industry risks associated with outsourced manufacturing that could limit the Company’s suppliers’ ability to supply products to the Company involve production capacity, delivery schedules, quality assurance and production costs. Other risks include the potential for unfavorable economic conditions, political strife, prolonged work stoppages, natural or manmade disasters, power shortages and other phenomena.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company had an ownership interest in an original equipment manufacturer (the “OEM”) headquartered in Europe. The Company’s ownership interest was less than 10% and was accounted for using the cost method. On July 21, 2005, Cisco Systems, Inc. entered into a Share Purchase agreement with this OEM and certain holders of the OEM’s securities, including the Company. The purchase was completed in September, 2005 and the Company received a net cash proceed of approximately $3.5 million. As a result, the Company recorded an investment gain of approximately $1.5 million in the fiscal quarter ended October 31, 2005.

During the third quarter of fiscal 2003, the Company executed an agreement to sublease approximately 2,600 square feet of its headquarters’ facility to a start-up company founded by a member of the Company’s board of directors. The term of the sublease is one year at the same rate as the Company’s operating lease arrangement for the facility. The agreement was amended during the fourth quarter of fiscal 2004 to extend the lease term for an additional year, and again in the fourth quarter of 2005 to put the lease term on a month-to-month basis on the same terms. The lease was terminated on August 31, 2005.

During June 2005, the Company loaned $500,000 to an early-stage technology company located in the US in which the Company had invested $1.0 million during fiscal 2005. All unpaid principal amounts together with simple interest accrued on unpaid and unconverted principal at the rate 6% per annum shall be due and payable on May 11, 2006 or converted into certain securities at the Company’s sole option. On November 23, 2005, the Company loaned an additional $250,000 to this company. All unpaid principal amount together with simple interest accrued on unpaid principal at the rate of 7% per annum shall be due and payable on the earlier occurrence of certain specified events or February 28, 2006.

NOTE 14. PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and nine months ended October 31, 2005 and 2004 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: October 31, 2005	$198	$31	$(3)	$(5)	$221
Ended: October 31, 2004	162	4	28	(12)	182
Accrued Warranty Nine Months
Ended: October 31, 2005	191	70	(11)	(29)	221
Ended: October 31, 2004	134	41	51	(44)	182

NOTE 15. CONTINGENCIES

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123R. SAB 107 was issued to assist registrants in implementing SFAS 123R while enhancing the information that investors receive.

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

SFAS 123R will be effective for the Company’s first quarter of its 2007 fiscal year and will require the use of either the Modified Prospective Application Method or the Modified Retrospective Application Method. Under the Modified Prospective Application Method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Alternatively, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods after June 15, 2004.  In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance during the period of delay until a final consensus is reached.   In June 2005, the FASB staff issued an FSP that supersedes EITF 03-01 and effectively reverts the guidance for other-than-temporary impairments to previously established literature. 03-01 is not expected to have a material effect to the Company’s consolidated financial statements.

In December 2004 the FASB issued two Staff Positions (“FSP”)-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Management believes that neither of these have a material impact on the Company’s consolidated financial statements.

On May 31, 2005, the FASB issued FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. FAS 123(R) indicates that a freestanding financial instrument issued to an employee (such as a stock option) ceases being subject to FAS 123(R) and becomes subject to other applicable accounting standards when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The FSP clarifies that freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares should not be assumed to require cash settlement (which would require liability accounting) when applying the provisions of Issue 00-19. No. 00-19 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 17. SHAREHOLDERS’ EQUITY

During the nine months ended October 31, 2005, 453,568 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.53 resulting in gross proceeds to the Company of $1,148,000, and 40,675 shares of the Company’s common stock were purchased under the Company’s Employee Stock Purchase Plan at an average price of $6.46 resulting in gross proceeds to the Company of $263,000.

NOTE 18. SUBSEQUENT EVENTS

On November 23, 2005, the Company loaned an additional of $250,000 to an early-stage technology company (see note 13), all unpaid principal amount together with simple interest accrued on unpaid principal at the rate of 7% per annum shall be due and payable on the earlier occurrence of certain specified events or February 28, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, advanced DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Certain Factors Affecting Business, Operating Results, and Financial Condition” in this document as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 31, 2005 and our subsequent reports on Form 10-Q.

EXECUTIVE OVERVIEW

We specialize in silicon-based digital media processing solutions for consumer products. Our highly integrated solutions, based on our award-winning REALmagic® Video Technology, provide high-quality decoding of H.264 MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content (note, MPEG (Moving Picture Experts Group) is an international standards body).

Complementing this core technology, we have developed complete system solutions for emerging convergence products, including DVD playback, digital TV (DTV) reception, video over IP, personal video recording (PVR) and video-on-demand (VOD). Our business operates in one segment, consumer electronic devices and products. See Note 10 of Notes to Consolidated Financial Statements for further information on our product groups and markets. Our products are sold worldwide through a direct sales force and distributors. Our common stock, publicly traded since 1986, is listed on the NASDAQ National Market under the symbol SIGM. Our corporate headquarters are located in Milpitas, California, and we also have a research and development center in France as well as sales offices in China, Europe, Hong Kong, Japan and Taiwan.

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

Our primary product groups include boards, chipsets and a variety of other products which we refer to as our “other” product group. Our board products consist primarily of a series of PC based solutions using the NetStream and Xcard brand names, as well as certain customized development boards that are sold into the Internet Protocol (IP) video application market, advanced DVD/media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video application market, advanced DVD/media player market as well as the PC add-in market. Products in the “other product” group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

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

We derive substantially all of our revenues from sales of our board products and chipsets to corporate customers and original equipment manufacturers, or OEMs, who in turn incorporate our products into technologies that are sold into the consumer electronics market. We do not enter into long-term commitment contracts with our OEMs and receive substantially all of our revenues based on purchase orders. We work with both OEMs and end users of our products to better understand the market demands and the necessary specifications for our technologies.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

Revenue Recognition

Accounts Receivable

Inventories

Impairment of Long-Lived Assets

Deferred Tax Assets

For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2005.

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123R. SAB 107 was issued to assist registrants in implementing SFAS 123R while enhancing the information that investors receive.

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

SFAS 123R will be effective for the Company’s first quarter of its 2007 fiscal year and will require the use of either the Modified Prospective Application Method or the Modified Retrospective Application Method. Under the Modified Prospective Application Method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Alternatively, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods after June 15, 2004.  In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance during the period of delay until a final consensus is reached.   In June 2005, the FASB staff issued an FSP that supersedes EITF 03-01 and effectively reverts the guidance for other-than-temporary impairments to previously established literature. 03-01 is not expected to have a material effect to the Company’s consolidated financial statements.

In December 2004 the FASB issued two Staff Positions (“FSP”)-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Management believes that neither of these affected the Company’s consolidated financial statements.

On May 31, 2005, the FASB issued FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. FAS 123(R) indicates that a freestanding financial instrument issued to an employee (such as a stock option) ceases being subject to FAS 123(R) and becomes subject to other applicable accounting standards when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The FSP clarifies that freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares should not be assumed to require cash settlement (which would require liability accounting) when applying the provisions of Issue 00-19. No. 00-19 is not expected to have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Overview. We reported net income of $1,948,000, or $0.09 per basic share and $0.08 per diluted share on net revenues of $8,497,000 for the third quarter ended October 31, 2005, compared to net income of $525,000, or $0.03 per basic share and $0.02 per diluted share on net revenues of $7,677,000 for the same quarter in the prior year. For the nine months ended October 31, 2005, we reported net income of $1,394,000, or $0.07 per basic share and $0.06 per diluted share on net revenues of $22,833,000, compared to net income of $1,857,000, or $0.09 per basic share and $0.08 per diluted share on net revenues of $23,549,000 for the same period in the prior year. The net profit for the three months ended October 31, 2005 includes a one-time investment gain of $1.5 million. The net profit for the nine months ended October 31, 2005 includes one-time investment gains of $2.6 million.

Net Revenues. Net revenues for the third quarter and the first nine months of fiscal 2006 increased 11% and decreased 3%, respectively, as compared to the same periods last year. The increase in net revenues for the third quarter of fiscal 2006 was primarily attributable to the increase in unit sales from our development reference board and chipset products as well as the gain form the sale of long-term investments during the period, partially offset by decreased engineering development revenues. The decrease in net revenues for the first nine months of fiscal 2006 was primarily attributable to the decreased revenues during this period from engineering support services and other accessories, as well as decreased revenues from chipset products due to lower average unit selling price, all of which were partially offset by the gain from the sale of long-term investments during the period.

Net Revenues by Product Group. We have three main product groups: board, chipsets and “other” products. The following table sets forth our net revenues in each product group (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Boards	$1,171	$650	$2,728	$2,764
Chipsets	6,908	6,175	18,948	19,268
Other	418	852	1,157	1,517

Total net revenues	$8,497	$7,677	$22,833	$23,549

Sales of MPEG board products for the third quarter of fiscal 2006 increased 80% to $1,171,000 as compared to $650,000 for the corresponding period in the prior year. MPEG-based board product net revenues for the first nine months of fiscal 2006 decreased 1% to $2,728,000, as compared to $2,764,000 for the corresponding period in the prior year. Sales from MPEG chipset products for the third quarter of fiscal 2006 increased 12% to $6,908,000, as compared to $6,175,000 for the same period last year. MPEG chipset net revenues for the first nine months of fiscal 2006 decreased 2% to $18,948,000, as compared to $19,268,000 for the same period last year. Sales of “other” products for the third quarter of fiscal 2006 decreased 51% to $418,000 as compared to $852,000 for the corresponding period in the prior year. “Other” product revenues for the first nine months of fiscal 2006 decreased 24% to $1,157,000 as compared to $1,517,000 for the corresponding period in the prior year. Sales of MPEG-based boards and chipsets together represented 95% and 89% of net revenues for the quarters ended October 31, 2005 and 2004, respectively. “Other” products represented 5% and 11% of net revenues for the quarters ended October 31, 2005 and 2004, respectively. For the nine months ended October 31, 2005, MPEG-based boards and chipsets represented 95% of net revenues, and other products represented 5% of net revenues. For the nine months ended October 31, 2004, MPEG-based boards and chipsets represented 94% of net revenues, and “other” products represented 6% of net revenues.

The increase in net revenues from MPEG-based board products for the third quarter and the slight decrease in the first nine months of fiscal 2006 compared to the corresponding periods in the prior year were mainly attributable to increased unit sales of development reference boards to the various markets partially offset by decreased unit sales of project-based board products for IP video applications. In addition, we did not experience the same increase in the sales of our board products in the first and second quarters of fiscal 2006 as we did in the third quarter of fiscal 2006, resulting in lower of total net revenues for the first nine months of fiscal 2006 compared to the same period in fiscal 2005. We expect our revenues from board products to be relatively flat or decrease in future periods due to our decision to focus on our chipset products in the IP video application market and advanced DVD/media player market instead of board products in these markets.

The increase in net revenues from MPEG-based chipsets for the third quarter of fiscal 2006 compared to the corresponding period in the prior year was largely due to increased unit sales of our chipsets into the IP video application market and advanced DVD player market. The decrease in net revenues from MPEG-based chipsets for the nine months end October 31, 2005 as compare to the corresponding period in the prior year was largely due to the lower average selling price of our MPEG chipsets to advanced DVD player manufacturers. We expect that net revenues from chipset products will continue to fluctuate, primarily due to the changes in demand from our customers in the IP video application market and advanced DVD/media player market. If, however, these declines in average selling price for our chipset products were to continue, it would likely harm our revenues and profitability.

The “other” products category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The decrease in net revenues from other products for the third quarter and the first nine months of fiscal 2006 compared to the corresponding periods in the prior year was primarily attributable to the decreased revenues from engineering support services and other accessories. We expect that net revenues from “other” products will continue to fluctuate mainly due to the timing and complexity of engineering development required by our customers.

Net Revenues by Market Segment. We sell our products primarily into four market segments which consist of the IP video application market, the Advance DVD/media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market segment (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

IP video application market	$4,247	$3,740	$13,051	$12,948
Advanced DVD/media player market	3,053	2,664	7,355	8,187
HDTV product market	603	249	754	309
PC add-in and other markets	594	1,024	1,673	2,105

Total net revenues	$8,497	$7,677	$22,833	$23,549

For the three months ended October 31, 2005, revenues from sales of our products to the IP video application market increased 14% to $4,247,000 from $3,740,000 for the same quarter of last year. Revenues from sales of our products to the advanced DVD/media player market increased 15% to $3,053,000 from $2,664,000 for the corresponding quarter of the prior year. Revenues from sales of our products to the HDTV product market increased 142% to $603,000 from $249,000 for the corresponding quarter of the prior year. Revenues from sales to the PC add-in and other markets decreased 42% to $594,000 from $1,024,000 for the corresponding quarter of the prior year. For the nine months ended October 31, 2005, revenues from sales of our products to the IP video application market increased 1% to $13,051,000 from $12,948,000 for the same period of last year. Revenues from sales of our products to the advanced DVD/media player market decreased 10% to $7,355,000 from $8,187,000 for the corresponding period of the prior year. Revenues from sales of our products to the HDTV product market increased 144% to $754,000 from $309,000 for the corresponding period of the prior year. Revenues from sales of our products to the PC add-in and other markets decreased 21% to $1,673,000 from $2,105,000 for the corresponding period for the prior year.

The increase in revenues from sales of our products to the IP video application market in the third quarter and first nine months of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was mainly attributable to increased unit sales of our MPEG-based chipset products, partially offset by lower average sales prices for these products, and increased unit sales of our development reference board products, all of which were partially offset by the decreased unit sales of our MPEG-based commercial streaming board products. We expect our revenues from the IP video application market to fluctuate in future periods due to the uneven pace of IPTV service deployments.

The increase in revenues from sales of our products to the advanced DVD/media player market for the third quarter ended October 31, 2005 as compared to the same period of fiscal 2005 was attributable to the increased unit sales but with lower average selling prices of our MPEG chipsets to advanced DVD player manufacturers. The decrease in revenues for the nine months ended October 31, 2005 as compared to the same period of fiscal 2005 was primarily attributable to the lower average selling prices of our MPEG chipsets. We expect that revenues from sales of our products to the advanced DVD/media player market will continue to fluctuate, primarily due to changes in demand from our customers. If, however, these declines in average selling prices for our products being sold into the advanced DVD/media player market were to continue, it could harm our revenues and profitability.

The category “PC add-in and other markets” in the above table consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The decrease in revenues from sales of our products to the PC add-in and other markets in the third quarter and first nine months of fiscal 2006 was due to the decreased engineering development revenues, decreased revenues from engineering support services as well as decreased revenues from other accessories as compared to the corresponding periods of prior year. We expect our revenues from sales to the PC add-in and other markets to continue to decline due to declining demand in the general market and we expect our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

Net Revenues by Geographic Region. The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

North America	$1,272	$1,312	$3,003	$3,523
Asia and other regions	6,548	3,709	18,553	13,945
Europe	677	2,656	1,277	6,081

Total net revenues	$8,497	$7,677	$22,833	$23,549

Revenues from North America represented 15% of net revenues for the quarter and 13% for the nine months ended October 31, 2005, respectively, as compared with 17% and 15% in the comparable periods of the prior year. Our international sales represented 85% of net revenues for the quarter and 87% for the nine months ended October 31, 2005, respectively, as compared with 83% and 85% in the comparable periods of the prior year.

North American revenues decreased 3% to $1,272,000 for the three months ended October 31, 2005 compared to $1,312,000 for the three months ended October 31, 2004, and decreased 15% to $3,003,000 for the nine months ended October 31, 2005 compared to $3,523,000 for the nine months ended October 31, 2004. The decrease for the three months and nine months ended October 31, 2005 was largely due to the decreased unit sales of our MPEG-based board products to the IP video application market which was partially offset by the increased unit sales of our MPEG-based chipset products. We expect that our revenues from North America will continue to decline due to our customers gradually switching their orders to us from the higher value board products to the lower value chipset products.   In addition, our customers may place orders directly to other overseas manufacturers who incorporate our products into their final products. As a result, our sales are moved from our North American customers to our overseas OEMs.

Total revenues from Asia and other regions (which consists primarily of Korea, China and Taiwan) for the three months ended October 31, 2005 increased 77% to $6,548,000 from $3,709,000 for the three months ended October 31, 2004, and increased 33% to $18,553,000 for the nine months ended October 31, 2005 compared to $13,945,000 for the nine months ended October 31, 2004. The increase in revenues from Asia and other regions for the three months and nine months ended October 31, 2005 was largely due to the increased unit sales of our chipset products to the advanced DVD/media player market and IP video application market which was partially offset by lower unit selling prices. Our customers for chipset products in the IP video application market and the DVD/media player market are concentrated in Asia.

Revenues from Europe for the three month period ended October 31, 2005 decreased 75% to $667,000 from $2,656,000 for the three months ended October 31, 2004, and decreased 79% to $1,277,000 for the nine months ended October 31, 2005 compared to $6,081,000 for the nine months ended October 31, 2004. The decrease in revenues from Europe for the three months and nine months ended October 31, 2005 is primarily attributable to significant decreases in unit sales of our chipset products to European customers in the IP video application and advanced DVD/media player market. We anticipate revenues in Europe will fluctuate due to the fact that our customers may place orders directly to other manufacturers in other regions, who incorporate our products into their final products. As a result, our sales are moved from our European customers to our OEMs in other regions.

Our Asian revenues in the third quarter and first nine months of fiscal 2005 were derived predominantly from customers in Korea, China, and Taiwan. Revenues generated from Korea, China and Taiwan for the third quarter of fiscal 2006 accounted for 22%, 15%, and 16% of our total net revenues, as compared to 17%, 13%, and 11% for the third quarter of fiscal 2005, respectively. Revenues from Korea, China and Taiwan for the nine months ended October 31, 2005 accounted for 25%, 23%, and 16% of our total net revenues, as compared to 15%, 16% and 15% for the nine months ended October 31, 2004, respectively. Our European revenues in the third quarter and first nine months of fiscal 2006 were spread across several countries, as compared to revenues for the third quarter and the first nine months of fiscal 2005 which were primarily due to sales in Denmark, which accounted for 26% and 20% of our total net revenues for the quarter and the first nine months ended October 31, 2004, respectively.

No sales to any U.S. customers accounted for more than 10% of total revenues for the quarter and nine months of fiscal 2006. Sales to two international customers accounted for 22% and 11% of our total revenue during the third quarter of fiscal 2006, as compared with sales to two international customers, which accounted for approximately 26% and 17% of total net revenues for the same quarter of fiscal 2005. Sales to one international customer accounted for 25% of our total revenue during the first nine months of fiscal 2006, as compared with sales to two international customers, which accounted for approximately 19% and 15% of our total net revenues for the same period of fiscal 2005.

Gross Margin. Our gross margin for the quarter and nine months ended October 31, 2005 were 69% and 68%, respectively as compared to 72% and 70%, respectively during the same periods last year. This decrease was primarily due to a shift in our product mix toward lower margin media processors. The average selling prices of our products typically decline over the life of a product and with volume orders. If we are unable to reduce costs faster than the rate of such declines or introduce new products with higher average selling prices, our gross margin will decline.

Costs and Expenses. Sales and marketing expenses increased by $122,000 or 11%, during the third quarter of fiscal 2006 as compared with the corresponding period of the prior year and increased by $150,000, or 4% during the first nine months of fiscal 2006, as compared to the same period in fiscal 2005. The increase was largely due to increased staff for engineering support and an increase in tradeshow related expenditures. Going forward, we expect our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization. Research and development expenses increased $851,000, or 31%, during the third quarter of fiscal 2006, and increased $1,936,000, or 22% during the first nine months of fiscal 2006, as compared to the corresponding periods in fiscal 2005. The increase in research and development expenses compared to last year resulted from new wafer mask charges and tape out costs of our new silicon based products. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products, research and development expenses are likely to continue to increase in absolute dollars year-over-year. General and administrative expenses decreased by $285,000, or 24%, during the third quarter of fiscal 2006, and increased by $89,000, or 3%, during the first nine months of fiscal 2006 as compared to the same periods in fiscal 2005. The fluctuation of general and administrative expenses period over period was primarily a result of the costs related to Sarbanes Oxley compliance and the change in our accounting treatment for accruing certain professional fees. During the second quarter of fiscal 2006, we recorded a reduction of $111,000 in accruals for certain professional fess for which services have not been rendered. We expect our general and administrative expenses to increase in future periods in absolute dollars due to increasing costs of insurance, professional services and other expenditures associated with our business.

Gain on sale of long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1,083,000. We had no carrying amount in this investment at the date of sale, as it had been fully written off as of January 31, 2003. Consequently, the entire sales proceeds were recorded as a gain on sales of investment. On July 21, 2005, Cisco Systems, Inc. (“Cisco”) entered into a Share Purchase Agreement (“Purchase Agreement”) with an original equipment manufacturer (“OEM”) and certain holders of the OEM’s securities, including us. The purchase was completed in September, 2005 and we received net cash proceed of approximately $3,500,000 with a carrying value of $2,000,000. As a result, we recorded an investment gain of $1,497,000 to the fiscal quarter ended October 31, 2005. We do not expect that we will sell to any third party any of our remaining investments in the near future.

Other income. During the third quarter of fiscal 2006, we received a second incentives payment total of $235,000 from the tax authority in France for the recovery of qualifying research and development expenditures incurred by our French subsidiary in fiscal 2002. We will continue to apply for similar incentives each year. However, there is no assurance that we will receive such incentives.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $24.5 million, which represents an increase of $5.7 million compared with $18.8 million at January 31, 2005. This increase resulted from the sale of long-term investment for aggregate proceeds of $4,600,000, net borrowings of $493,000 from a loan agreement with a bank for financing research and development equipment, operating activities of $313,000 and the exercise of stock options and purchases of common stock by employees of $1,400,000, which was partially offset by capital equipment expenditures of $600,000 and a short-term loan of $500,000 to an early-stage technology company in which we have an investment of $1.0 million.

We do not have guaranteed price or quantity commitments with any of our suppliers.

On August 12, 2005, we entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $522,000.

Our Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which drive, as necessary, our short term borrowing requirements.

The first of the 2-year Lines of Credit allows us to borrow up to 80% of our accounts receivable, up to a maximum of $15 million, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The second of the 2-year Lines of Credit allows us to borrow $5,000,000 as long as our unrestricted cash at the Bank exceeds $10 million and the first Line of Credit is fully utilized. This Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum and matures in August 2007. The total outstanding balances under the two Lines of Credit cannot exceed $15 million at any one time. Our obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, we can repay the loans under the Loan Agreement without premium or penalty. As of October 31, 2005, we had no amounts outstanding under these two Lines of Credit.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from August 12, 2005, through October 31, 2005, was approximately 7%. As of October 31, 2005, we had $493,000 outstanding under the Term Loan.

Under the Loan Agreement, we are subject to certain financial covenants. As of October 31, 2005, we are in compliance with all of the covenants contained in the Loan Agreement.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations in the three and nine months ended October 31, 2005, it is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

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

Our business is highly dependent on the sale of IP video set-top boxes, advanced DVD/media players, and high definition televisions. We expect the majority of our revenues to come from the sale of chipsets for use in these emerging consumer applications and in the digital home entertainment market. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving applications in this market segment, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these applications and this consumer market segment, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our competitors’ products in their products rather than use our products. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will be profitable and if we continue to lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002, 2003 and the first quarter of fiscal 2006, and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic® products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic® technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic® products. Since our inception through October 31, 2005, our total accumulated deficit is $57.7 million. We may incur operating losses in future periods, which in turn could cause the price of our common stock to decline.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales, average selling prices and/or gross margins, particularly if they occur precipitously;

•	expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	market acceptance of the technology embodied in our products generally and our products in particular;

•	the level of acceptance of our products by our OEM customers, and acceptance of our OEM customers’ products by their end user customers;

•	shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors;

•	the losses of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	reduction in average selling prices and gross margins, which could occur either gradually or precipitously;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	our inability to protect our intellectual property;

•	loss of key personnel;

•	technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;

•	the effect of terrorist attacks and any related conflicts or similar events worldwide;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of a recurrence of severe acute respiratory syndrome, or SARS, or a similar event, upon our revenues and our supply sources for our products; and

•	the impact of potential economic instability in the Asia-Pacific region.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In our report, our management documented both the design of our internal controls and the testing processes supporting management's evaluation and conclusion. We extensively documented and tested our internal controls over financial reporting in order to meet the required compliance date of January 31, 2005. We hired additional personnel and engaged outside advisory services, all of which caused our operating expenses to increase. We expect to incur additional expenses in the future in connection with compliance with Sarbanes-Oxley in future periods. In addition, deficiencies and weaknesses identified by us and our former independent auditors are required to be remediated and this will likely result in additional expenses. These include material weaknesses which resulted in an adverse opinion on our internal controls, including the following: (1) inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities Exchange Commission, or SEC, reporting matters, and (2) inadequate supervision and review controls over the recording of stock options. We are evaluating and taking additional steps and actions needed to improve our financial infrastructure and to eliminate the deficiencies and weaknesses identified. If we fail to remediate our existing material weaknesses or identify any new material weaknesses, investor my lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Sales risks and volatility of OEM customer sales and resale distribution may harm our business.

Our ability to increase sales and maintain profitability depends substantially on our ability to continue to achieve a high level of sales to our OEM customers. We do not have volume purchase agreements in place with any of our current customers. Our customers are not under any obligation to purchase any minimum quantity of our products. Also, even if we achieve new design wins, we cannot assure you that these manufacturers will purchase our products in substantial volumes. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures by competitors. Any reductions in those sales could seriously harm our business. We expect that our sales to OEM customers will continue to experience significant fluctuations, which will cause our operation results to fluctuate as well.

We may engage in investments in and acquisitions of other businesses and technologies, which could divert management’s attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business. Once we identify a strategic opportunity, the process to consummate a transaction could divert management’s attention from the operation of our business causing our financial results to decline.

In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including but not limited to:

•	the potential disruption of our ongoing business,

•	unexpected costs or incurring unknown liabilities,

•	the diversion of management resources from other business concerns while involved in integrating new businesses, technologies or products,

•	the inability to retain the employees of the acquired businesses,

•	difficulties relating to integrating the operations and personnel of the acquired businesses,

•	adverse effects on the existing customer relationships of acquired companies,

•	the potential incompatibility of business cultures,

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience, and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

During the nine months ended October 31, 2005, one customer in Asia accounted for 25% of our total net revenues. For the year ended January 31, 2005, one customer in Asia accounted for 15% and one customer in Europe accounted for 14% of our total net revenues. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risk which could adversely affect our financial results.

Our international sales represented 87% of our total net revenues during the nine months ended October 31, 2005, 86% of total net revenues for the fiscal years ended January 31, 2005 and 2004. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufacture our products and components is located in Asia.

Due to the concentration of international sales and the manufacturing capacity in Europe and Asia, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements and fluctuations in the US dollar that could increase the sales price in local currencies of our products in international markets, or make it difficult for us to obtain price reductions from our foundries. Overseas sales and purchases to date have been denominated in U.S. dollars. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. Our results of operations could be adversely affected by exchange rate fluctuations.

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

The average selling prices of our products have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross margins.

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

We have two lines of credit at a bank, expiring in August 2007, which allow for borrowings of up to $15.0 million. During August 2005, we also entered into a 30-month Term Loan for $522,000, which was used to purchase equipment for research and development. We are subject to certain financial covenants under the lines of credit and the Term Loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the Term Loan. To the extent we had borrowed amounts under these lines of credit and Term Loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment of the lines of credit and the Term Loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles, equipment and tangible assets that collateralize the notes, which would harm our business. As of October 31, 2005, the total outstanding balance under all lines of credit was $493,000.

Our future revenue growth depends in large part on the adoption of MPEG technology and new compression decompression standard (“ CODECs”).

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

Our failure to keep pace with technological changes would seriously harm our business.

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

We rely heavily on a limited number of manufacturers and suppliers and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships without our customers, decrease our sales and limit our growth.

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

We obtain some of our components from a single source. Other delays or interruptions have not occurred to date, but any delay or interruption in the supply of any of the components required for the production of our REALmagic® silicon or our REALmagic® multimedia cards currently obtained from a single source, including delays resulting from a recurrence of SARS (or similar epidemics), earthquakes or other business interruptions could have a material adverse impact on our sales of REALmagic® products, and on our business.

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

We rely upon patents, trademarks, copyrights and trade secretes to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenues.

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

We may face intellectual property claims that could be costly to defend and result in our loss of significant rights.

The semiconductor and electronics industry is characterized by frequent litigation regarding patent and intellectual property rights. Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross licensing arrangement.

We will be required to expense options granted under our employee stock option plan as compensation, and our net income and earnings per share could be significantly reduced and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in our first fiscal quarter of 2007. When such adoption is implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide in the future to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Financial accounting standards in the U.S. are constantly under review and may be changed from time to time. We are required to apply these changes when adopted. Once implemented, these changes could result in material fluctuations in our financial results of operations and/or the way in which such results of operations are reported. Similarly, we are subject to taxation in the U.S. and a number of foreign jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Changes in tax laws in a jurisdiction in which we have reporting obligations could have a material impact on our results of operations.

Our stock price has demonstrated volatility and overall declines, and continued volatility in the stock market may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during the three months ended October 31, 2005, the closing sale price of our common stock on the Nasdaq National Market ranged from $7.85 to $11.99. The following factors, among others, may have a significant impact on the market price of our common stock:

•	our announcement of the introduction of new products;

•	our competitors’ announcements of the introduction of new products; and

•	market conditions in the technology, entertainment and emerging growth company sectors.

In addition, the stock market, in general, has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics and semiconductor industries. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could decrease the price of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity. As of October 31, 2005, we held approximately $9.4 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

As of October 31, 2005, we had borrowings outstanding of $493,000 under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two variable interest rate bank lines of credit. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at October 31, 2005, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, which included our assessment of the material weaknesses described in the following paragraph under the caption “Sarbanes-Oxley Section 404 Compliance” below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. We have begun to implement remediating actions as follows: training of accounting personnel, engaging outside consultants in areas where generally accepted accounting principles (“GAAP”) and SEC training was deficient, and adding additional qualified resources in various finance functions, and we expect that upon completion of these remediating actions, our disclosure control and procedures will be effective.

Sarbanes-Oxley Section 404 Compliance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to include an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended January 31, 2005. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In order to issue our report, our management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. The material weaknesses, which were identified, resulted in an adverse opinion on our internal controls over financial reporting and require full remediation. The material weaknesses included: inadequate controls to ensure that financial reporting is adequately analyzed to detect misstatements including the lack of understanding of GAAP and SEC reporting matters, and inadequate supervision and review controls over the recording of stock options. During the quarter ended April 30, 2005, we remediated the material weakness over recording of stock options by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option-pricing model for the calculation of stock-based compensation. Since April 30, 2005, we have begun to implement remediating actions as follows: additional training of accounting personnel, engaging outside consultants in areas where GAAP and SEC training was needed, and adding additional qualified resources in various finance functions.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that had a material effect or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Were an unfavorable outcome to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. We are not currently a party to any material legal proceedings.

ITEM 6. EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¹

¹ The certifications contained in Exhibit 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
(Registrant)

Date: December 8, 2005

By: /s/ Thinh Q. Tran
Thinh Q. Tran Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Kit Tsui
Kit Tsui Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)