Form 10-K
period 2006-01-28
SIGMA DESIGNS INC
filed 2006-05-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 28, 2006

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number 000-15116

SIGMA DESIGNS, INC.
(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 California Circle Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]             Accelerated filer [X]            Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]   No [X]

As of July 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 21,318,567 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on July 29, 2005) was approximately $155,906,164. Shares of the Registrant’s outstanding common stock held by each executive officer and director and by each entity known to the Registrant to own 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,045,875 shares of the Registrant’s Common Stock issued and outstanding on March 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Sigma Designs, Inc.’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 16, 2006 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 28, 2006.

Exhibit Index is on Page E-1

Total number of pages is 93

Sigma Designs, Inc.
2006 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our company,” “Sigma” or “the Company.”

THIS FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

PART I

ITEM 1. BUSINESS

We specialize in silicon-based digital media processors for consumer products. Our highly-integrated chipsets provide high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content. MPEG or Moving Picture Experts Group, is an international standards body.

Complementing our core technology, we have developed chip and software solutions for emerging convergence products, including DVD playback, digital TV (DTV) reception, video over IP, personal video recording (PVR) and video-on-demand (VOD). We sell our products into consumer electronic devices and products. Our products are sold worldwide through a direct sales force and distributors. Our common stock, publicly traded since 1986, is listed on the NASDAQ National Market under the symbol SIGM. Our corporate headquarters are located in Milpitas, California, and we also have a research and development center in France as well as sales offices in China, Europe, Hong Kong, Japan and Taiwan.

We were founded in 1982, and became a pioneer in the MPEG hardware decoder market in 1993 with the introduction of our REALmagic card, a MPEG playback card for personal computers, or PCs. In April 1997, we announced our entry into the DVD market. During the past few years, we have expanded well beyond our PC card beginnings and work with consumer electronics manufacturers and network service providers to deploy Internet Protocol Television (IPTV) services, digital media adapters, next generation high-definition DVD players, and high definition television. These opportunities have led to technology investments in media processor chips, streaming video software, digital rights management, and a number of other technologies.

At the end of 2001, we introduced a DVD resolution MPEG-4 decoder chip for set-top appliances, establishing a unique position to contribute to the deployment of next generation capabilities. Since then, we have secured numerous design wins and are shipping this product for applications including IP-based set-top boxes for video over DSL, fiber to the home, and next generation high-definition DVD players.

In January 2003 we launched our first high definition television (HDTV) decoder chips with MPEG-4. In January 2004 we announced the EM8620L, the first media processor to support WMV9, an advanced video compression technology from Microsoft Corp. In January 2005, we announced the SMP8630, the one of first media processor to integrate H.264, WMV9 and MPEG decoding in one chip.

In February 2006, we acquired Blue7 Communications (“Blue7”) (see Note 17 “Subsequent Event”) which was a privately-held California corporation. Our subsidiary, Blue7, will focus on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

We were incorporated in California in January 1982. Our principal executive office is located at 1221 California Circle, Milpitas, California 95035. Our telephone number is (408) 262-9003, and our Internet website address is www.sigmadesigns.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website under “Investors,” as soon as reasonably practicable after we have electronically filed such material with, or have furnished it to, the United States Securities and Exchange Commission, or SEC. The public may also read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we filed electronically with the SEC.

Principal Markets

Our primary focus is to develop and market media processor chipsets for four general types of consumer appliances, which are IP video technology, connected media players, high-definition television and PC add-in and other markets. Many of our chipset products are designed to be used in a wide range of applications within these appliances.

IP Video Technology

Video delivered and distributed over Internet Protocol (IP) is emerging as an important product category for a growing number of consumer equipment makers. This technology can be further divided into two primary sub-segments, IPTV over DSL and digital media adapters (DMAs).

We believe broadband Internet connectivity, highly compressed digital media, and a fundamental demand for entertainment alternatives are paving the way for IPTV delivered over DSL. New set-top boxes, many based on advanced codecs such as H.264 or WMV9 and advanced digital rights management (DRM), are being developed by telecommunications companies around the world to tap into the potential revenues streams that may be created by these products. Many international regions currently lack the cable infrastructure that exists in the U.S., thus creating demand for reliable high quality video delivery. We attempt to meet this demand by offering a chip with a set of features including high performance silicon and streaming video software.

DMAs are a new consumer product category which supports distribution of video/audio content to television sets throughout the home using wired or wireless connectivity. DMAs typically work in conjunction with a centralized media center or gateway to offer ubiquitous digital media in home. We provide chipset solutions for DMAs, utilizing the same feature set, and streaming video software developed for the IPTV market.

Companies such as D-Link, Pinnacle, Sharp, I/O Data and LG Electronics, are preparing and providing IP video appliances for the consumer market using our silicon solutions. In addition, the new Microsoft TV platforms being planned for shipment by AT&T and British Telecom are currently being designed around our SMP8634 media processor chips.

Connected Media Players

Connected media players are a range of devices such as high-definition DVD players (Blu-ray, HD-DVD, and others), portable media devices, and multi-function media centers.

We believe high-definition DVD players with advanced video codecs have been a product of choice for entertainment enthusiasts for over two years. We introduced the first DVD decoder chips supporting playback of MPEG-4 and DivX video, and have followed up with the support for WMV9, an important new feature for downloading content. We are a supplier in this segment and provide chips with the latest codecs (H.264 and VC-1), support for networking and local hard drives, and high-definition video output. We are engaged in readying Blu-ray product launches with five consumer electronics manufacturers and a sixth one for HD-DVD.

We also sell our chipsets for use in portable media devices. With ongoing technology improvements in media compression, wireless communications, and small form-factor storage, portable media players have quickly become the media-on-the-go equivalent of the cell phone. The trend toward hand-held players has already moved to the mainstream for audio, while new advanced video compression schemes are enabling the addition of movies, personal video and photos, for use on the road and within the home. We serve this market by selling media processors that offer the latest codecs in a highly integrated package along with low power consumption.

High Definition Television

HDTV sets represent a substantial and growing product category, currently selling in the millions of units, led by the U.S. market and moving overseas. New widescreen HDTV sets are being offered in an increasing array of forms using three primary technologies, which are liquid crystal display (LCD), plasma and projection, each providing its own set of advantages. We offer a growing line of high-definition media processors designed for flat panel displays and offer advanced display-processing features.

Our EM8620 series of digital media processor has been selected for use in high-definition plasma television sets from such customers as LG Electronics.

PC add-in and other markets

The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets and other accessories.

Industry Alliances

To meet customer needs for a complete system solution, we have developed strong relationships with leading suppliers of chipsets, system software and video servers/encoders. Companies that provide live encoders and server systems enable original equipment manufacturers to deliver complete solutions for IP video streaming applications. Our set-top appliance reference designs, in some cases, depend on vendors of processors, graphics controllers, video encoders, wireless controllers, and DTV tuners. Furthermore, stand-alone consumer appliances require a substantial amount of software and middleware, from vendors such as Digital 5, Syabas, or Microsoft, with which we also have strong working relationships.

Sigma Business Strategy

Our objective is to provide digital media processing chipsets that offer advanced features, high video quality, and rapid time-to-market for our target applications. We continue to invest in technology development as well as utilize our fundamental advantages.

We believe that our field-proven, decoder technology, now in our fourth generation of silicon and equivalent evolution of software, represents one of our competitive advantages. We continue to invest and build on six primary technology foundations to provide the highest quality digital video/audio solutions possible:

•	Digital video decoding including MPEG-1, -2 and -4 H.264 and WMV9;

•	Digital audio decoding including MPEG-1, -2 and proprietary formats, including Dolby® Digital and Windows® Media Audio (WMA);

•	Advanced scene composition including advanced video scaling, adaptive deinterlacing, adaptive flicker filtering and prioritized alpha mixing;

•	Secure media processing for effectively protecting content and processing DRM algorithms, transport handling and conditional access;

•	Software clients for VOD and IP multicast and navigation software for DVD-video, DVD-audio, SVCD, VCD, CD and HDD playback; and

•	Standard-definition (SD) and high-definition (HD) solutions that share a common hardware and software architecture.

Recent Acquisition:

On February 16, 2006, we acquired Blue7 Communications (“Blue7”), which was a privately-held California corporation. Our subsidiary, Blue7, will focus on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

We believe demand for wireless communication solutions continues to increase and escalate, and encompasses an increasing portion of the consumer electronics environment. While WiFi (802.11) solutions have largely satisfied the need for medium bandwidth data communications, it has failed to address the needs of an audio/video entertainment network which requires, enough bandwidth to handle multiple high-definition video streams while remaining within the price range of mainstream adoption. Ultra-Wideband (UWB) technology may offer such a solution, supporting a maximum data rate of 480 Mbps with high QoS, low power consumption and competitive pricing. We believe that our focus on IP video and networked consumer products, the addition of wireless communication products and technologies from Blue7 will enable us to address broader solutions and increase our value-add in each product.

Sigma Products

We offer chip-level products that enable digital media processing solutions for consumer appliances. We believe our line of digital media processing chips features high video quality. We complement our silicon technology with embedded software, portable to a wide range of operating environments. Featuring VOD and media navigation clients, our software is available under Windows, Linux and WinCE operating systems. In addition, we develop and sell reference platforms designed around our silicon and software as application examples for customer development.

The following chipset products are sold primarily into the consumer appliance market:

•
The EM8400 series provides MPEG-4, -2 and -1 video and audio decoding for broadband interactive set-top boxes, including companies such as Fujitsu-Siemens, Acer and Samsung. The EM8400 Series represents one of the first MPEG-4 silicon solutions for the set-top box market.

•
The EM8500 series is the first solution for DVD players, portable media players and video endpoints to support MPEG-4 and DivX™. It is also the first to feature high-quality scaling to HDTV resolutions and support for DVI/HDCP. The unique features of the EM8500 series enabled the availability of networked DVD players and low-cost video endpoints, such as digital media adaptors and broadband network devices.

•
The EM8610 series represents the first HDTV decoder silicon solutions to also support MPEG-4 and IP video streaming. Designed for HDTVs and advanced set-top boxes, it also offers advanced audio and video processing and progressive DVD playback. The software-compatible EM8610L series addresses the more cost-sensitive SDTV and video endpoint markets.

•
The EM8620L series represents the first HD WMV9 decoder silicon solution and also supports DVD and HD MPEG-4/-2 decoding. Designed for video endpoints, such as digital media adaptors and broadband IP video set-top boxes, DVD receivers and advanced DVD players, the EM8620L series offers advanced audio and video processing.

•
The SMP8630 series is one of the first chips to offer integrated support for H.264, WMV9, and MPEG decoding in a single system-on-chip solution. It is designed for IPTV set-top boxes, high-definition DVD players, HDTV television, and DMAs.

We also offer a series of PC-based solutions, under the NetStream and REALmagic Xcard brand names, that are sold into the commercial streaming market and PC add-in market respectively:

•	The NetStream 4000 and 2000TV are PC add-in cards featuring high-performance MPEG-4 and -2 decoding, bringing streaming video to most PC-based systems.

•	The REALmagic Xcard™ is a desktop PC add-in solution that plugs into a standard PCI slot, providing high quality DVD, MPEG-4 and DivX™ Video playback onto a standard TV or HDTV.

Marketing and Sales

We currently sell most of our products through our direct sales force. We augment these sales through a select set of distributors and manufacturer representatives operating in different regions of the world. Our U.S. distributor is Ingram Micro, Inc. Our original equipment manufacturers, or OEMs, have included Fujitsu-Siemens, Cisco-Linksys, LG Electronics, Lite-On and Samsung. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Purchase orders for delivery after 30 days are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring more working capital and resulting in more pressure on our operating results.

International customers accounted for 89%, 86% and 86% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from our customers in Asia accounted for 82%, 65% and 65% of our total net revenues in fiscal 2006, 2005 and 2004, respectively.

Sales to distributors are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through products could result in product returns or delayed or uncollectable receivables, contributing to significant fluctuations in our operating results.

Research and Development

As of January 28, 2006, we had a staff of 89 research and development personnel. These research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We focus our development efforts primarily on three aspects: decoder technologies, including all forms of MPEG, H.264, VC-1, and a wide range of audio codecs; secure media processing, including DRM, conditional access, and secure data path; and fully integrated system-on-chip (SOC) solutions.

To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

During fiscal 2006, 2005, and 2004, our research and development expenses were approximately $14.0 million, $11.6 million, and $10.0 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for digital media processors is highly competitive. Rival companies include Analog Devices, ATI Technologies, Broadcom, Conexant Systems, ESS Technology, LSI Logic, Mediatek, Philips, Pixelworks, STMicroelectronics, Texas Instruments and Zoran Corporation. Many of these companies have higher profiles, larger financial resources, and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products’ technology. We believe that other manufacturers are developing MPEG products that will compete directly with our products in the near future.

We believe that the principal competitive factors in the market for digital media processors include time to market for new product introductions, product performance, industry standards compatibility, price, and marketing and distribution resources. We believe that we compete favorably with respect to time to market, product performance and industry standards compatibility, and we may not be able to compete favorably with respect to price and marketing and distribution resources.

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features and intend to do so for future versions. We currently have seven pending patent applications for our technology. Twenty-seven patents have been issued to us. The termination dates of these patents range from 6 to 15 years. We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Our reliance on independent suppliers involves several risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields and costs. Any delay or interruption in the supply of any of the components required for the production of products could seriously harm our sales of products and, thus, our operating results.

Backlog

Since our customers typically expect quick deliveries, we seek to ship products within a few weeks of receipt of a purchase order. However, the customer may reschedule delivery of products or cancel the purchase order entirely without significant penalty. Historically, our backlog has not been reflective of future sales, because of the short period of time between customer order and delivery of product.

Employees

As of January 28, 2006, we had 160 full-time employees worldwide, including 89 in research and development, 42 in marketing, sales and support, 9 in operations, and 20 in finance and administration. As a result of our acquisition of Blue7 on February 16, 2006, we have an additional 21 full-time employees.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 1, 2006:

Name	Age	Position
Thinh Q. Tran	53	Chairman of the Board, President, and Chief Executive Officer
Silvio Perich	58	Senior Vice President, Worldwide Sales
Jacques Martinella	50	Vice President, Engineering
Kenneth Lowe	50	Vice President, Strategic Marketing
Kit Tsui	57	Chief Financial Officer, and Secretary

Mr. Tran, a founder of Sigma, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining Sigma, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Perich joined Sigma in September 1985 as Director, Sales. In September 1992, Mr. Perich became Senior Vice President, Worldwide Sales. Mr. Perich was a co-founder of Costar Incorporated, a manufacturers’ representative organization for high technology products, where he served as partner from October 1979 to September 1985. From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc, a specialty semiconductor manufacturer.

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

Mr. Lowe joined Sigma in May 2000 as Vice President, Marketing. In December 2000, Mr. Lowe became Vice President, Strategic Marketing. Prior to joining Sigma, Mr. Lowe served as the Director of Multimedia Marketing for Cadence Design Systems. From 1996 to 1998, Mr. Lowe served as the Vice President of Marketing for Chrontel. Prior to 1996, Mr. Lowe held various marketing management positions at Sierra Semiconductor, Datquest, Personal CAD Systems, Performix and Gould-Biomation. In the late 1980’s, Mr. Lowe served as Product Marketing Director of Sigma.

Ms. Tsui joined Sigma in November 1982 as its Accounting Manager. Ms. Tsui was promoted to Director of Finance in February 1990, acting Chief Financial Officer and Secretary in December 1996, Chief Accounting Officer in January 2000 and Chief Financial Officer in January 2001.

There is no family relationship among any of our directors and executive officers.

ITEM 1A. CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

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

Some of our markets, especially the DVD segments, are characterized by intense price competition. The willingness of customers to design our chips into their products depends to a significant extent upon our ability to sell our products at competitive prices. We expect the average selling price of our existing products to decline significantly over the life of each product as the markets for our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market.

Our business is highly dependent on the sale of IP video set-top boxes, connected media players, and high definition televisions, all of which are developing segments of the consumer electronics market. We expect the majority of our revenues for the foreseeable future to come from the sale of chipsets for use in these emerging consumer applications. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products, but rather the products of our competitors. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will continue to be profitable and if we lose money, our business may not be financially viable.

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic products. In recent years, we made significant investments in our development efforts primarily on three aspects: decoder technologies, including all forms of MPEG, H.264, VC-1, and a wide range of audio codecs; secure media processing, including DRM, conditional access, and secure data path; and fully integrated system-on-chip (SOC) solutions. We may not recognize the benefits of these investments. We turned profitable for the fiscal year ended January 31, 2004. However, we cannot assure that we will continue to be profitable. Since our inception through January 28, 2006, our total accumulated deficit is $57.2 million. We may incur operating losses in future periods or fiscal years, which in turn could cause the price of our common stock to decline.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales, average selling prices and gross margins, particularly if they occur precipitously;

•	expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	market acceptance of the technology embodied in our products generally and our products in particular;

•	the level of acceptance of our products by our OEM customers, and acceptance of our OEM customers’ products by their end user customers;

•	shifts in demand for the technology embodied in our products generally and our products in particular and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products; and

•	the impact of potential economic instability in the Asia-Pacific region.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete. If we fail to compete effectively, our growth could be substantially affected.

The market for digital media processors is highly competitive and includes embedded processors provided by multiple companies. Processors have, in recent years, included increased graphics functionality. Other companies with more experience and financial resources may develop a competitive product that could inhibit future growth in sales of our products. Increased competition may be generated from several major computer product manufacturers that have developed products and technologies that could compete directly with our products. These competitors include:

•	Analog Devices;

•	ATI Technologies;

•	Broadcom;

•	Conexant Systems;

•	ESS Technology;

•	LSI Logic/C-Cube;

•	Mediatek;

•	Philips;

•	Pixelworks;

•	STMicroelectronics;

•	Texas Instruments; and

•	Zoran Corporation.

Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors. Also, we anticipate that our competitors will, over time, introduce features that have historically been unique to Sigma Designs, such as WMV9 decoding. We cannot assure you that we will not lose market share or suffer price erosion in each of our market segments as a result of the introduction of competitive products with similar features.

The requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and the identification of material weaknesses in our internal controls as reported in our management assessment could adversely affect the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we are required to include a report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In order for management to evaluate, conclude, and report their assessment of effectiveness of internal control over financial reporting, we documented both the design and testing of our internal controls in extensive detail. This includes a material weakness, which resulted in an adverse opinion on the effectiveness of our internal controls, related to inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities Exchange Commission, or SEC, reporting matters. We are evaluating and taking additional steps and actions needed to improve our financial infrastructure and to eliminate the significant deficiencies and weaknesses identified. If we fail to remediate our existing material weakness or identify any new material weaknesses, we may be unable to prevent a material misstatement in our reported financial information and investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings. For example, we recently completed the acquisition of Blue7 Communications in February 2006. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business. Once we identify a strategic opportunity, the process to consummate a transaction could divert management’s attention from the operation of our business causing our financial results to decline.

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

If we are unable to successfully integrate the business we acquire, our operating results could be harmed.

Because we depend on a limited number of major customers, the reduction, delay or cancellation of orders from these customers or the loss of these customers may adversely affect our business.

In fiscal 2006, no domestic customer accounted for more than 10% of our total net revenues, however, one customer in Asia accounted for 25% of our total net revenues. In fiscal 2005, no domestic customer accounted for more than 10% of our total net revenues but one customer in Asia accounted for 15% and one customer in Europe accounted for 14% of our total net revenues. In fiscal 2004, no customer in any regions accounted for more than 10% of our total net revenues. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risk, which could adversely affect our financial results.

Our international sales represented 89%, 86% and 86% of total net revenues for fiscal 2006, 2005 and 2004, respectively. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufactures our products and components is located in Asia.

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

We have two lines of credit at a bank, expiring in August 2007, which allow for borrowings of up to $15.0 million. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business. As of January 28, 2006, the total outstanding balance under the term loan was $444,000. We had no amounts outstanding under these two lines of credit but had availability to draw drown approximately $7.6 million. On February 8, 2006, we utilized approximately $2.4 million from one of two lines of credit for issuance of a standby letter of credit to a supplier.

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

We obtain some of our components from a single source. Any delay or interruption in the supply of any of the components required for the production of our silicon or our multimedia cards currently obtained from a single source, including delays resulting from a recurrence of SARS (or similar epidemics), earthquakes or other business interruptions could have a material adverse impact on our sales of products, and on our business.

We must provide our suppliers with sufficient lead-time to meet our forecasted manufacturing objectives. Any failure to properly forecast such quantities could materially and adversely affect our ability to produce products in sufficient quantities. We cannot assure you that our forecasts regarding new product demand will be accurate, particularly because we sell our products on a purchase order basis. Manufacturing chipsets is a complex process, and we may experience short-term difficulties in obtaining timely deliveries. This could affect our ability to meet customer demand for our products. Any such delay in delivering products in the future could materially and adversely affect our operating results. Also, should any of our major suppliers become unable or unwilling to continue to manufacture our key components in required volumes, we will have to identify and qualify acceptable additional suppliers. This qualification process could take up to three months or longer and additional sources of supply may not be in a position to satisfy our requirements on a timely basis.

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

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenues.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold twenty-seven patents and these patents will expire within the next 6 to 15 years. These patents cover the technology underlying the products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other emerging multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic® technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in our first fiscal quarter of 2007. When such adoption is implemented on January 29, 2006, our net income and earnings per share will be negatively impacted. As a result, we may decide in the future to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Financial accounting standards in the U.S. are constantly under review and may be changed from time to time. We are required to apply these changes when adopted. Once implemented, these changes could result in material fluctuations in our financial results of operations and the way in which such results of operations are reported. Similarly, we are subject to taxation in the U.S. and a number of foreign jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Changes in tax laws in a jurisdiction in which we have reporting obligations could have a material impact on our results of operations.

Our stock price has demonstrated volatility and overall declines, and continued volatility in the stock market may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during fiscal 2006, the closing sale price of our common stock on the Nasdaq National Market ranged from $6.31 to $17.05. The following factors, among others, may have a significant impact on the market price of our common stock:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease a 40,000 square foot facility in Milpitas, California that is used as our headquarters. The lease on our Milpitas, California facility will expire in September 2007. We also lease facilities for a sales office and warehouse in Hong Kong, a representative office in Shenzhen China, and research and development near Paris, France. For the facility in California, we are currently evaluating all options to ensure that our facility will accommodate our future growth. We believe existing facilities are both suitable and adequate for our near-term needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the trading symbol “SIGM”. The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First fiscal quarter	$12.45	$7.49	$8.95	$5.77
Second fiscal quarter	8.94	6.31	9.57	4.75
Third fiscal quarter	12.50	7.70	9.84	5.35
Fourth fiscal quarter	17.05	10.74	10.30	6.81

Shareholders

As of April 17, 2006, we had approximately 8,000 shareholders of record.

Dividends

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year ended
	January 28,	January 29,	January 31,	February 01,	February 02,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net Revenues	$33,320	$31,437	$30,520	$18,139	$13,437
Net income (loss)	1,884	1,840	1,543	(6,057)	(10,392)
Diluted net income (loss) per share	0.08	0.08	0.07	(0.37)	(0.64)
Working capital	31,325	23,998	23,868	4,459	10,475
Total assets	39,959	34,937	29,792	21,417	26,274
Shareholders’ equity	33,915	29,112	26,022	5,802	11,466

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, connected media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Certain Factors Affecting Business, Operating Results, and Financial Condition”

Overview

We specialize in silicon-based digital media processors for consumer products. Our highly-integrated chipsets provide high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content.

Complementing our core technology, we have developed chip and software solutions for emerging convergence products, including DVD playback, digital TV (DTV) reception, video over IP, personal video recording (PVR) and video-on-demand (VOD). We sell our products to manufacturers of consumer electronic devices and products. Our products are sold worldwide through a direct sales force and distributors. Our common stock, publicly traded since 1986, is listed on the NASDAQ National Market under the symbol SIGM. Our corporate headquarters are located in Milpitas, California, and we also have a research and development center in France as well as sales offices in China, Europe, Hong Kong, Japan and Taiwan.

We were founded in 1982, and became a pioneer in the MPEG hardware decoder market in 1993 with the introduction of our REALmagic card, a MPEG playback card for personal computers, or PCs. In April 1997, we announced our entry into the DVD market. During the past few years, we have expanded well beyond our PC card beginnings and work with consumer electronics manufacturers and network service providers to deploy Internet Protocol Television (IPTV) services, digital media adapters, networked DVD players, and high definition television. These opportunities have led to technology investments in media processor chips, streaming video software, digital rights management, and a number of other technologies.

Our primary product groups include boards, chipsets and a variety of other products which we refer to as our “other” product group. Our board products consist primarily of a series of PC based solutions using the NetStream and Xcard brand names, as well as certain customized development boards that are sold into the Internet Protocol (IP) video technology market, connected media player market and PC add-in market. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video technology market, connected media player market as well as the PC add-in market. Products in the “other product” group consist primarily of development kits, engineering support services, and engineering development for customization of chipsets.

Our primary market segments are the IP video technology market, connected media player market, HDTV product market and PC add-in and other markets. The IP video technology market consists primarily of a range of consumer and commercial products that perform the distribution and receiving of streaming video using IP. The connected media player market consists primarily of a range of set-top and portable products that perform playback of local digital media stored on optical or hard disk formats. The HDTV product market consists primarily of a range of digital television sets offering high definition capability. The PC add-in and other markets consist primarily of a range of decoding solutions for PC-based DVD playback and streaming video.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, and inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive revenues from three principal sources: product sales, product development contracts and service contracts.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or “Sell-through Basis”). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

In fiscal 2001, we began recognizing revenues from our primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which we accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, we granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of our products within their inventory. Although the returns are not frequent in nature, returns from this distributor cannot be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor’s end-customers.

Revenues from product development agreements were recognized in fiscal 2006, 2005 and 2004 when billed, earned, and collection was assured. During fiscal 2006, the Company classified development costs related to such agreements as cost of revenues. During fiscal 2005 and 2004, the Company classified development costs related to such agreements as research and development expenses as the associated effort expended in providing development revenue was resident in the R&D function. Development revenues were approximately $1.2 million, $981,000 and $792,000, for fiscal 2006, 2005, and 2004, respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenues were included in sales and marketing expenses, as the engineering support associated with service contract revenue is resident in the sales and marketing function. Support service revenues were $150,000, $308,000 and $269,000 for fiscal 2006, 2005 and 2004 respectively.

Accounts Receivable - During industry downturns, certain of our customers have difficulty with their cash flows. Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40-60 days beyond the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customer’s payment history and information regarding credit worthiness. In establishing our sales return allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. In fiscal 2006, 2005 and 2004, we recorded a provision (reversal) for bad debt allowance and sales return in the total amount of $184,000, $595,000 and $(186,000), respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

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

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005.

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

We expect that the implementation of SFAS 123R will result in a non-cash charge of approximately $2.0 million in fiscal 2007. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards; the assumed award forfeiture rate; the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) we choose for adopting SFAS 123R.

We adopted SFAS 123R at the beginning of the first quarter of fiscal year 2007 using the Modified Prospective Application Method. Under the Modified Prospective Application Method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123, adjusted for estimated forfeitures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“Statement”). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of this Statement will have any immediate material impact on us.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 requires prospective application for eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have any immediate material impact on us.

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

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods after June 15, 2004.  In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance during the period of delay until a final consensus is reached.   In June 2005, the FASB staff issued an FSP that supersedes EITF 03-01 and effectively reverts the guidance for other-than-temporary impairments to previously established literature. We do not expect 03-01 to have a material effect to our consolidated financial statements.

In December 2004 the FASB issued two Staff Positions (“FSP”)-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." We believe that neither of these have a material impact on our consolidated financial statements.

On May 31, 2005, the FASB issued FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. FAS 123(R) indicates that a freestanding financial instrument issued to an employee (such as a stock option) ceases being subject to FAS 123(R) and becomes subject to other applicable accounting standards when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The FSP clarifies that freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares should not be assumed to require cash settlement (which would require liability accounting) when applying the provisions of Issue 00-19. We do not expect No. 00-19 to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net Revenues	$33,320	$31,437	$30,520
Cost of revenues	(11,552)	(9,527)	(11,705)
Gross margin	21,768	21,910	18,815
Operating expenses	(23,248)	(20,661)	(17,301)
Income (loss) from operations	(1,480)	1,249	1,514
Gain on sales of long-term investment	2,549	-	-
Interest income and other income, net	823	595	38
Provision for income taxes	(8)	(4)	(9)
Net income	$1,884	$1,840	$1,543

Revenues: Our net revenues increased $1.9 million, or 6%, in fiscal 2006 compared to fiscal 2005. This increase in revenues was primarily attributable to the general increase in volume orders from large original equipment manufacturers partially offset by discounts given on these orders. Our net revenues increased $917,000, or 3%, in fiscal 2005 compared to fiscal 2004. This slight increase in revenues was primarily attributable to the increased non-recurring engineering revenues and sales of our new EM8620 Windows Media 9 media processors in the IP video technology and connected media player markets which was partially offset by the decreased sales of other MPEG chipset products in the same markets.

Revenues from sales of our products in the IP video technology and connected media player market was 92% of our total revenues in fiscal 2006 compared to 91% for fiscal 2005 and 88% for fiscal 2004, while revenues from sales of our products in the PC add-in market was 6% in fiscal 2006 as compared to 8% in fiscal 2005 and 12% for fiscal 2004. Revenues from our HDTV products was immaterial for fiscal 2006 2005 and 2004. We expect the percentage of revenues in IP video technology and connected media player markets will continue to increase while revenues from the PC add-in market declines.

Net income. Net income was $1.9 million in fiscal 2006 as compared to $1.8 million in fiscal 2005 and $1.5 million in fiscal 2004. The slight increase in fiscal 2006 from fiscal 2005 was primarily attributable to $2.5 million of investment gain and an increase of $228,000 in interest and other incomes, which were partially offset by $1.5 million of operating loss incurred in fiscal 2006 as a result of an increase of $2.6 million in operating expenses and 5% decrease in the gross margin due to lower average selling price given to volume orders. The increase in fiscal 2005 from fiscal 2004 was primarily attributable to an increased gross margin of $3.1 million and an incentive of $400,000 received from the French tax authorities offset by an increase of $3.4 million of operating expenses. The incentive recovered qualifying research and development expenditures incurred by our French subsidiary.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net revenues	100%	100%	100%
Cost of revenue	(35)%	(30)%	(38)%
Gross profit	65%	70%	62%
Operating expenses:
Research and development	(42)%	(37)%	(33)%
Sales and marketing	(15)%	(15)%	(16)%
General and administrative	(12)%	(14)%	(8)%
Gain on sales of long-term investment	8%	-	-
Interest income (expense) and other income (loss), net	2%	2%	-
NET INCOME	6%	6%	5%

Net Revenues

Net Revenues by Product Group:

We have three main product groups: chipsets, board and “other” products. The following table sets forth our net revenues in each of our major product group and the percentage of total net revenues represented by each product group, for the last three years (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Chipsets	$28,198	85%	$26,380	84%	$25,880	85%
Boards	3,514	10%	3,280	10%	3,231	10%
Other	1,608	5%	1,777	6%	1,409	5%
TOTAL NET REVENUES	$33,320		$31,437		$30,520

Chipsets. Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the digital media processor market. The increase of $1.8 million, or 7%, in net revenues from chipsets in fiscal 2006 as compared to fiscal 2005 was due primarily to increased unit sales of our chipsets into the IP video technology market and connected media player market offset by the lower average selling price given to large original equipment manufacturers for volume orders. The increase of $500,000, or 2%, in net revenues from chipsets in fiscal 2005 as compared to fiscal 2004 was attributable to the continuing growth of demand for our chipset products from the IP video technology and connected media player markets, leading to increased unit sales and higher introduction selling prices of our new advanced DVD player and IP video set-top box chipsets. We expect that net revenues from chipset products will continue to fluctuate, primarily due to changes in demand from our customers and volume discounts given to large original equipment manufacturers. If demand of our chipset products does not continue, our revenues and profitability would decline.

Boards. Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. The increase of $234,000, or 7%, in net revenues from board products in fiscal 2006 as compared to fiscal 2005 was mainly attributable to increased unit sales of development reference boards to the various markets partially offset by decreased unit sales of project-based board products for IP video applications. The net revenues from MPEG-based board products for fiscal 2005 was relatively constant as compared to fiscal 2004. We anticipate our revenues from board products to be relatively flat or decrease in future periods due to decreasing demand in board products, in general and our decision to focus on our chipset products in the IP video technology market and connected media player market instead of board products in these markets.

Other. The “Other” category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The costs related to support service revenues and certain small development contracts were included in sales and marketing expenses, and research and development expenses, respectively. The decrease in net revenues from other products in fiscal 2006 as compared to fiscal 2005 was primarily attributable to the decreased revenues from engineering support services and other accessories. We expect that net revenues from “other” products will continue to fluctuate due mainly to the timing and complexity of engineering development required by our customers.

Net Revenues by Market Segment:

We sell our products primarily into four market segments which consist of the IP video technology market, the connected media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for each of the last three fiscal years (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004
IP video technology market	$19,170	58%	$18,063	58%	$15,068	50%
Connected media player market	11,227	34%	10,379	33%	11,690	38%
HDTV product market	797	2%	362	1%	94	0%
PC add-in and other markets	2,126	6%	2,633	8%	3,668	12%
TOTAL NET REVENUES	$33,320		$31,437		$30,520

IP video technology market. For fiscal 2006, revenues from sales of our chipset products to the IP video technology market increased $1.1 million, or 6%, from fiscal 2005 and increased $3.0 million, or 20%, for fiscal 2005 compared to fiscal 2004. The increase in revenues in the IP video technology market for fiscal 2006 as compared to fiscal 2005 and 2004 was mainly attributable to increased unit sales of our chipset products into IPTV set-top box and digital media adapter markets offset by lower average selling prices. We expect our revenues from the IP video technology market to fluctuate in future periods due to the uneven pace of IPTV service deployments, the market development of IPTV, in general, and volume discounts given to large original equipment manufacturers to capture the market share.

Connected media player market. For fiscal 2006, revenues from sales of our products to the connected media player market increased $848,000, or 8%, from fiscal 2005 and decreased $1.3 million, or 11%, for fiscal 2005 compared to fiscal 2004. The increase in revenues from sales of our products to the connected media player market in fiscal 2006 as compared to fiscal 2005 was attributable to the increased unit sales of our chipset products into portable media players market offset by lower average selling prices. The decrease in revenues from sales of our products to the connected media player market in fiscal 2005 as compared to fiscal 2004 was primarily attributable to the lower average selling prices of our MPEG chipsets. We expect that revenues from sales of our products to the connected media player market will continue to fluctuate, primarily due to changes in demand from our customers and decisions regarding pricing strategy on volume orders.

If, however, our pricing strategy failed and these declines in average selling prices for our products being sold into the IP video technology and connected media player markets were to continue, it could harm our revenues and profitability.

HDTV Product Market. We began shipment of HDTV applications during the second quarter of fiscal 2004 and experienced an increase in demand through fiscal 2006. We expect revenues in the HDTV product market to increase slowly over the near term.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. For fiscal 2006, revenues from the PC add-in and other markets decreased $507,000, or 19%, as compared to fiscal 2005 and decreased $1.0 million, or 28%, for fiscal 2005 compared to fiscal 2004. The decrease in revenues from sales of our products to the PC add-in and other markets in fiscal 2006 was due to the decreased engineering development revenues, support services and other accessories as compared to fiscal 2005. The decrease in revenues for fiscal 2005 was due primarily to the decreased unit sales of our chipsets to the PC add-in market, partially offset by increased revenues in engineering development projects as compared to fiscal 2004. We expect our revenues from sales to the PC add-in and other markets to continue to decline due to declining demand in the general market and we expect our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

Net Revenues by Geographic Region:

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years (in thousands):

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Asia	$27,293	82%	$20,571	65%	$19,816	65%
North America	3,944	12%	4,401	14%	4,190	14%
Europe	2,081	6%	6,462	21%	6,502	21%
Other regions	2	-%	3	-%	12	-%
TOTAL NET REVENUES	$33,320		$31,437		$30,520

Asia. The revenues from Asia (which consists primarily of Korea, China and Taiwan) increased $6.7 million, or 33%, in fiscal 2006 as compared to fiscal 2005. The increase in revenues from Asia region was due primarily to the increased unit sales of our chipset products to the connected media player market and IP video technology market because of the shift of orders from customers in North America and Europe regions to Asia region and volume orders received from local original equipment manufacturers which was partially offset by lower average selling prices given to these orders. The revenues from Asia region (which consists primarily of Korea, China and Taiwan) in fiscal 2005 remained relatively flat as compared to fiscal 2004. Our customers for chipset products in the IP video technology market and the connected media player market are concentrated in Asia. We expect that our revenues from Asia will continue to increase due to increasing orders previously placed by our customers in the North America and Europe regions who now manufacture their products in Asia.

In fiscal 2006, revenues from Asia region which were over 10% of total net revenues are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Korea	26%	16%	11%
China	21%	21%	12%
Taiwan	14%	17%	22%

North America. North American revenues decreased $457,000, or 10%, for fiscal 2006 as compared to fiscal 2005. The decrease was largely due to the decreased unit sales of our board products to the IP video technology market which was partially offset by the increased unit sales of our chipset products. This was due primarily to customers increasingly incorporating our chipsets into their final products. In addition, there was a shift of chipset orders from our customers in the North American region to our customers in the Asia region. North American revenues in fiscal 2005 remained relatively flat as compared to fiscal 2004. We expect that our revenues from North America will continue to decline due to our customers gradually switching their orders to us from the higher value board products to the lower value chipset products. In addition, our customers may place orders with other overseas manufacturers who incorporate our products into their final products. As a result, our sales are moved from our North American customers to our overseas OEMs.

Europe. Revenues from Europe for fiscal 2006 decreased $4.4 million, or 68%, as compared to fiscal 2005. The decrease in revenues from Europe was primarily attributable to decreases in unit sales of our chipset products. This was due primarily to customers increasingly incorporating our chipsets into their final products, which were manufactured in the Asia countries. As a result, there was a shift of chipset orders from our customers in the Europe region to our customers in the Asia region. Revenues from Europe for fiscal 2005 remained flat as compared to fiscal 2004. We anticipate revenues in Europe will fluctuate due to the fact that our customers may place orders with other manufacturers in other regions, who incorporate our products into their final products. As a result, our sales will move from our European customers to our customers in other regions.

For fiscal 2006, we did not have sales in excess of 10% of net revenues from a single European country. For fiscal 2005 and 2004, sales in Denmark were 15% and 12% of net revenues, respectively. No other European country accounted for more than 10% of our net revenues in fiscal 2005 or 2004.

In fiscal 2006, our international revenues were 89% of our total net revenues as compared to approximately 86% in both fiscal 2005 and 2004. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows:

Customers	Regions	Fiscal 2006	Fiscal 2005	Fiscal 2004
A	Asia	25%	15%	*
B	Europe	Less than 1% **	14%	*

*	No single customer accounted more than 10% of our total net revenues

**
Customer B was acquired by a U.S. Corporation and undergoing the acquisition process in fiscal 2006. We believe we will continue to receive orders from the U.S. Corporation after the acquisition completed.

Gross Margin

Our gross margin as a percentage of net revenues was approximately 65% in fiscal 2006, 70% in fiscal 2005 and 62% in fiscal 2004. The decrease of our gross margin in fiscal 2006 as compared to fiscal 2005 was due primarily to lower average selling prices provided to original equipment manufacturers for volume orders. The increase of our gross margin in fiscal 2005 as compared to fiscal 2004 was due to our continuing efforts to reduce the cost of our original MPEG board and chipset products, and the introduction and sales of our new higher-margin chipset and board products as well as increased service and development revenues which have lower associated costs. In addition, the costs related to service revenues and certain small development contracts were included in sales and marketing expenses and research and development expenses (see reference to Critical Accounting Policies - Revenue Recognition), while our expense for inventory obsolescence included in cost of revenues increased $29,000, $230,000 and $647,000 in fiscal 2005 and 2004, respectively. In addition, cost of revenues included $130,000 of accelerated depreciation expense due to reduction of estimated useful live for certain testing equipment. We expect our gross margins will vary from period to period due to changes in the mix of product sales, average selling prices, volume order discounts, our costs, the extent of development fees, changes in estimated useful lives of production testing equipment and provisions for inventory obsolescence. Because average selling prices of our products typically decline over the life of a product, if we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Operating Expenses

	Fiscal 2006	Change	Fiscal 2005	Change	Fiscal 2004
	(in thousands)
Research & development expense	$14,041	21%	$11,648	16%	$10,000
Sales and marketing expenses	5,076	6%	4,804	0%	4,802
General & administrative expenses	4,131	(2)%	4,209	68%	2,499

Research and development expenses. Research and development expenses increased by approximately $2.4 million, or 21%, in fiscal 2006 compared to fiscal 2005. Research and development expenses increased by approximately $1.6 million, or 16%, in fiscal 2005 compared to fiscal 2004. The year-over-year increases were primarily attributable to the additions of engineering staff at our headquarters, Hong Kong office and development center in France, independent contractors and consultants, prototype costs of new products, and various licensing fees. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products and the addition of research and development personnel as a result of our acquisition of Blue7 on February 16, 2006, research and development expenses will continue to increase in absolute dollars in the near term.

Sales and marketing expenses. Sales and marketing expenses increased by $272,000, or 6%, in fiscal 2006 as compared to fiscal 2005. The increase was due primarily to increased staff for engineering support and an increase in tradeshow related expenditures. In fiscal 2005, sales and marketing expenses were comparable to fiscal 2004. As a result of increased headcount in our product marketing and sales development areas from our acquisition of Blue7 on February 16, 2006, we expect our sales and marketing expenses will increase in absolute dollars over next fiscal year.

General and administrative expenses. General and administrative expenses in fiscal 2006 remained relatively flat as compared to fiscal 2005. General and administrative expenses increased by approximately $1.7 million, or 68%, in fiscal 2005 compared to fiscal year 2004. The increase was due primarily to an increase of $200,000 in legal, $500,000 in professional services primarily related to Sarbanes Oxley compliance and $600,000 of bad debt expense compared to a $200,000 recovery in 2004. We expect our general and administrative expenses will increase in absolute dollar terms in future periods due to the increasing cost of insurance and professional services related to remediation efforts with Sarbanes Oxley compliance.

Gain on sale of long-term investment

We recognized a total gain of approximately $2.5 million on sales of long-term investments in fiscal 2006 and recorded no investment gain in fiscal 2005. During fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for approximately $1.1 million. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2003. The entire sales proceeds of approximately $1.1 million was recognized as a gain on sales of investment during the year. In addition, we sold another investment in an original equipment manufacturer with a carrying cost of approximately $2.0 million for $3.5 million and recognized a gain of $1.5 million. We do not expect that we will sell any of our remaining investments in the near future.

Other income and Expense

Other income and expenses mainly consisted of interest income from short-term investment, interest expenses from our lines of credit and term loan, loss on disposal of fixed assets and gain or loss on sales of short-term investments. The increase of $228,000, or 38% in fiscal 2006 as compared to fiscal 2005 was due primarily to an increase of $473,000 in interest income from cash and short-term investments, offset by a decrease of $165,000 in the incentive received from the French tax authorities. The increase of $500,000 in fiscal 2005 as compared to fiscal 2004 was due primarily to an increase of $100,000 in interest income from short-term investments and the receipt of an incentive of $400,000 received from the French tax authorities. During fiscal 2006, we received a second incentive payment of $235,000 as compared to $400,000 received in 2005 from the French tax authorities for the recovery of qualifying research and development expenditures incurred by our French subsidiary. We will continue to apply for similar incentives each year. However, there is no assurance that we will receive such incentives in future periods.

Liquidity and Capital Resources

As of January 28, 2006, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $26.4 million, an increase of approximately $7.6 million compared with approximately $18.8 million at January 29, 2005. This increase resulted from the sale of long-term investments for aggregate proceeds of approximately $4.6 million, net borrowings of $444,000 from a loan agreement with a bank for financing research and development equipment, net cash provided by operating activities of approximately $1.3 million and the exercise of stock options and purchases of common stock by employees resulting in cash proceeds of approximately $2.9 million, which was partially offset by capital equipment expenditures of $699,000 and short-term loans of $900,000 to Blue7 Communications in which we had an investment of $1.0 million. We subsequently acquired Blue7 on February 16, 2006. Blue7 is currently one of our subsidiaries.

The total $750,000 of short-term loans to Blue7 with accrued interest would be deducted from the total purchase price. The remaining loan balance of $150,000 was pending for approval from the Board of Directors to be included as part of the acquisition cost for the Blue7 merger.

Net cash provided by operating activities was approximately $1.3 million for fiscal 2006 compared with $2.0 million in fiscal 2005 and $987,000 in fiscal 2004. Cash will continue to fluctuate based upon our ability to grow revenue while limiting the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Our primary sources of funds to date have been proceeds from preferred and common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations for the year ended January 28, 2006 and 2005, it is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

Net cash provided by investing activities was approximately $2.0 million for fiscal 2006 compared with cash used in investing activities of $11.8 million for 2005 and cash used in investing activities of $1.3 million for 2004. The $2.0 million of cash provided in fiscal 2006 was generated from approximately $4.5 million of proceeds from sales of long-term investments offset by $699,000 of capital expenditures, a $900,000 promissory note and $991,000 of short-term investments. The $11.8 million of cash used in fiscal 2005 was primarily $1.2 million for capital expenditures, $8.6 million for short-term investments and $2.0 million for long-term investments. The $1.3 million of cash used in fiscal 2004 was mainly $265,000 for capital expenditures and $1.3 million for long-term investments offset by a refund of $243,000 of rental deposit.

On February 16, 2006, Sigma successfully acquired Blue7 Communications which was a privately-held California corporation. Sigma purchased Blue7’s shares for approximately $14.0 million in stock. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

Net cash provided by financing activities was approximately $3.3 million in fiscal 2006 versus $1.1 million in fiscal 2005 and $18.5 in fiscal 2004. The financing activities consisted of bank lines of credit and term loan, sales of company stock through the Company’s employee stock option plan, employee stock purchase plan and public offering. As of January 28, 2006, the outstanding balance of our bank term loan was $444,000. The net proceeds from sale of common stock were $2.9 million, $1.3 million and $18.7 million in fiscal 2006, 2005 and 2004, respectively.

On January 27, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the sale of the Company’s common stock in one or more offerings with a total offering price of up to $40 million from time to time in amounts, at prices and on terms to be determined at the time of the applicable offering.

Line of Credit and Term Loan

On August 12, 2005, we entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $500,000.

Our Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which drive, as necessary, our short term borrowing requirements.

The first 2-year Lines of Credit allows us to borrow up to 80% of our accounts receivable, but in no event greater than $15 million, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Lines of Credit allows us to borrow up to $5 million as long as (1) our unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, we can repay the loans under the Loan Agreement without premium or penalty. As of January 28, 2006, we had no amounts outstanding under these two Lines of Credit but had availability to draw down approximately $7.6 million. On February 8, 2006, we have utilized $2.4 million of the first 2-year Line of Credit for issuance of a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from August 12, 2005, through January 28, 2006, was approximately 7.4%. As of January 28, 2006, we had $444,000 outstanding under the Term Loan.

Under the Loan Agreement, we are subject to certain financial covenants. As of January 28, 2006, we are in compliance with all of the covenants contained in the Loan Agreement.

Contractual Obligations and Commitments:

We do not have guaranteed price or quantity commitments from any of our suppliers. We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.

The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations as of January 28, 2006.

Contractual Obligations:	Payments Due by Period
	1 year or less	1 - 3 years	3 - 5 years	5 years or more	Total
Operating Leases	$798	$654	$144	$156	$1,752
Term Loan	211	233	-	-	444
Non-cancelable purchase orders	4,277	-	-	-	4,277
	$5,286	$887	$144	$156	$6,473

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

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

Interest Rate Sensitivity - As of January 28, 2006, we held approximately $9.5 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

In additions, we had borrowings outstanding of $444,000 under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two variable interest rate bank lines of credit. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity - The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at January 28, 2006, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors’ report appear on pages F-1 through F-31 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously reported in the Company’s Annual Report on Form 10-K, as of January 29, 2005, we noted two material weaknesses in our internal control over financial reporting. One of these material weaknesses related to the inadequate supervision and review controls over the recording of stock options had been fully remediated as of January 28, 2006. We remediated this material weakness by implementing additional controls surrounding the review of stock option transactions, such as adding additional staff to review and verify the records of all option transactions and input data into the Black-Scholes option-pricing model for the calculation of stock-based compensation. The remaining material weakness related to the inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities Exchange Commission, or SEC, reporting matters had not been remediated as of January 28, 2006. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 28, 2006.

Management’s Annual Report on Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented.

There were two material weaknesses in internal control over financial reporting as of January 29, 2005 that we previously reported. One of these material weaknesses related to the inadequate supervision and review controls over the recording of stock options had been fully remediated as of January 28, 2006. The other material weakness was that we had inadequate controls in place to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities Exchange Commission, or SEC, reporting matters. We had not remediated this material weakness as of January 28, 2006. The following is a more detailed description of the material weakness.

•
The Company’s personnel who are responsible for performing and overseeing the period-end financial closing and reporting process lack the understanding of generally accepted accounting principles (GAAP) and SEC reporting matters for their assigned duties, and consequently the Company’s process to determine and monitor compliance with GAAP and SEC reporting matters is not operating effectively. In addition, the Company has not designed and implemented appropriate controls to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed to detect misstatements. For example, the Company did not adequately analyze all incurred direct costs totaling approximately $276,000 associated with the acquisition of Blue7 Communications. The Company recorded an audit adjustment of approximately $276,000 reclassifying the direct costs from expense as part of the acquisition cost.

The Company has instituted remediating actions to address this weakness. The Company hired a certified public accountant in January 2006 with a strong background in GAAP and in SEC reporting and intends to hire additional personnel with similar expertise. In addition, we will continue to provide training to accounting personnel and engage outside consultants in areas related to GAAP and SEC reporting as needed. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of January 28, 2006, the Company did not maintain effective internal control over financial reporting based on those criteria. The Company’s independent registered public accountants have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Changes in Internal Control Over Financial Reporting

While we established additional controls to further improve our internal control over financial reporting as described below under the caption “Report of Management on Internal Control over Financial Reporting,” there was no other significant change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Sigma Designs, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of January 28, 2006, that Sigma Designs, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 28, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and is included in management’s assessment as of January 28, 2006.

•
The Company’s personnel who are responsible for performing and overseeing the period-end financial closing and reporting process lack the understanding of generally accepted accounting principles (GAAP) and SEC reporting matters for their assigned duties, and consequently the Company’s process to determine and monitor compliance with GAAP and SEC reporting matters is not operating effectively. In addition, the Company has not designed and implemented appropriate controls to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed to detect misstatements. For example, the Company did not appropriately account for the direct costs incurred in connection with the acquisition of Blue7 Communications totaling approximately $276,000.

This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, and this report does not affect our report dated April 24, 2006, on those financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal controls over financial reporting as of January 28, 2006, is fairly stated in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statement referring to actions taken in remediation of the material weakness in internal controls subsequent to January 28, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sigma Designs, Inc. as of January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended January 28, 2006 and our report dated April 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Jose, CA
April 24, 2006

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled “Proposal One—Election of Directors” contained in our Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this item concerning our executive officers is incorporated by reference to the information set forth at the end of Part I of this Annual Report on Form 10-K.

The information regarding compliance with Section 16(a) of the Exchange Act is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information regarding our audit committee and audit committee financial expert is set forth in the Proxy Statement and is incorporated herein by reference.

The information regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the section entitled “Management—Code of Ethics” contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information set forth in the sections entitled “Election of Directors—Compensation of Directors” and “Other Information—Executive Compensation” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled “Other Information—Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

The information regarding securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is set forth in the section entitled “Transactions with Management” contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference from the information set forth in the section entitled “Ratification of Independent Auditors - Principal Accounting Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b)	Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 8th day of May 2006.

SIGMA DESIGNS, INC.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10 K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	Chairman of the Board, President, and Chief Executive	May 8, 2006
Thinh Q. Tran	Officer (Principal Executive Officer)

/s/ Kit Tsui	Chief Financial Officer and Secretary (Principal Financial	May 8, 2006
Kit Tsui	and Accounting Officer)

/s/ William J. Almon	Director	May 8, 2006
William J. Almon

/s/ Julien Nguyen	Director	May 8, 2006
Julien Nguyen

/s/ Lung C. Tsai	Director	May 8, 2006
Lung C. Tsai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sigma Designs, Inc.

We have audited the consolidated balance sheet of Sigma Designs, Inc. and subsidiaries as of January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year ended January 28, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sigma Designs, Inc. as of January 28, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sigma Designs Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 24, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP

San Jose, California
April 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheet of Sigma Designs, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in Item 15(a)2 for each of the two years in the period ended January 29, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sigma Designs, Inc. and subsidiaries at January 29, 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended January 29, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
April 12, 2005

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	January 28, 2006	January 29, 2005
CURRENT ASSETS:
Cash and cash equivalents	$16,827	$10,250
Short-term investments	9,525	8,529
Accounts receivable (net of allowances of $1,491 in 2006, and $1,460 in 2005)	4,951	6,417
Note receivable - related party (note 14)	900	-
Inventories	3,830	3,675
Prepaid expenses and other current assets	1,001	764
Total current assets	37,034	29,635
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - net	1,474	1,756
LONG-TERM INVESTMENTS	1,282	3,313
OTHER NON- CURRENT ASSETS	169	233
TOTAL ASSETS	$39,959	$34,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,467	$3,540
Accrued liabilities and other	2,031	2,097
Current portion of bank term loan	211	-
Total current liabilities	5,709	5,637
BANK TERM LOAN	233	-
OTHER LONG - TERM LIABILITIES	102	188
Total Liabilities	6,044	5,825

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock - no par value: 35,000,000 shares authorized;
shares outstanding: 2006, 21,945,874; 2005, 21,038,962	91,131	88,207
Accumulated other comprehensive income	23	28
Accumulated deficit	(57,239)	(59,123)
Total shareholders’ equity	33,915	29,112
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,959	$34,937

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
NET REVENUES	$33,320	$31,437	$30,520
COST OF REVENUES	11,552	9,527	11,705
GROSS PROFIT	21,768	21,910	18,815
OPERATING EXPENSES:
Research and development	14,041	11,648	10,000
Sales and marketing	5,076	4,804	4,802
General and administrative	4,131	4,209	2,499
Operating expenses	23,248	20,661	17,301
INCOME (LOSS) FROM OPERATIONS	(1,480)	1,249	1,514
Gain on sales of long-term investments	2,549	-	-
Interest income and other income, net	823	595	38
INCOME BEFORE INCOME TAXES	1,892	1,844	1,552
PROVISION FOR INCOME TAXES	8	4	9
NET INCOME	$1,884	$1,840	$1,543
NET INCOME PER SHARE:
Basic	$0.09	$0.09	$0.08
Diluted	$0.08	$0.08	$0.07
SHARES USED IN COMPUTATION:
Basic	21,412	20,809	19,437
Diluted	23,667	23,529	22,390

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated		Total Comprehensive
	Shares	Amount	Income	Deficit	Total	Income

Balances, February 1, 2003	16,642,571	$68,295	$13	$(62,506)	$5,802

Net income	-	-	-	1,543	1,543	$1,543
Accumulated translation adjustment	-	-	24	-	24	24
Comprehensive income						$1,567
Issuance of common stock
net of issuance cost of $666	3,056,644	16,301	-	-	16,301
Common stock issued under stock plans	938,780	2,352	-	-	2,352
Balance, January 31, 2004	20,637,995	86,948	37	(60,963)	26,022

Net income	-	-	-	1,840	1,840	$1,840
Unrealized loss on investments	-	-	(24)	-	(24)	(24)
Accumulated translation adjustment	-	-	15	-	15	15
Comprehensive income						$1,831
Common stock issued under stock plans	400,967	1,259	-	-	1,259
Balance, January 29, 2005	21,038,962	88,207	28	(59,123)	29,112

Net income	-	-	-	1,884	1,884	$1,884
Unrealized gain on investments	-	-	4	-	4	4
Accumulated translation adjustment	-	-	(9)	-	(9)	(9)
Comprehensive income						$1,879
Common stock issued under stock plans	906,912	2,924	-	-	2,924
Balance, January 28, 2006	21,945,874	$91,131	$23	$(57,239)	$33,915

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,884	$1,840	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	492	572
Provision for inventory valuation	29	230	647
Provision (reversal) for bad debts and sales returns	31	595	(186)
Gain on sales of long-term investments	(2,580)	-	-
Loss on disposal of assets	43	7	8
Investment impairment charge	31	-	-
Accretion of contributed leasehold improvements	(81)	(85)	(83)
Changes in operating assets and liabilities:
Accounts receivable	1,435	(1,729)	(731)
Inventories	(184)	(1,291)	(789)
Prepaid expenses and other current assets	(175)	(246)	(342)
Other non-current assets	64	-	-
Accounts payable	(73)	1,874	164
Accrued liabilities and other	(66)	270	184
Net cash provided by operating activities	1,296	1,957	987

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(699)	(1,226)	(265)
Purchases of short-term investments	(42,221)	(20,153)	-
Maturity of short-term investments	41,225	11,600	-
Net proceeds (purchases of) from long-term investments	4,580	(2,000)	(1,313)
Issuance of short-term promissory notes	(900)	-	-
Other non-current assets	-	(29)	243
Net cash provided by (used in) investing activities	1,985	(11,808)	(1,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	600	-	-
Repayment of bank borrowings	(156)	-	-
Net proceeds from sale of common stock	2,924	1,259	18,653
Costs related to registration of private offering of common stock	(63)	(130)	-
Repayment of capital lease obligations	-	(5)	(122)
Net cash provided by financing activities	3,305	1,124	18,531
Effect of exchange rates changes on cash	(9)	15	24

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,577	(8,712)	18,207
CASH AND CASH EQUIVALENTS:
Beginning of year	10,250	18,962	755
End of year	$16,827	$10,250	$18,962

(Continued)

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST	$45	$4	$131

CASH PAID FOR INCOME TAXES	$9	$15	$3

NONCASH INVESTING AND FINANCING ACTIVITIES:
Restricted cash balance offset against line of credit borrowings	-	-	$12,000

The accompanying notes are an integral part of these financial statements.

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Sigma Designs, Inc. (the Company) specializes in silicon-based digital media processors for IP video technology, connected media players, high-definition television and PC add-in and other markets. The Company’s award-winning REALmagic® Video Streaming Technology is used in a variety of consumer applications providing highly integrated solutions for high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9). The Company sells its products to consumer equipment manufacturers, distributors, value-added resellers and corporate customers.

Principle of Consolidation - The consolidated financial statements include Sigma Designs, Inc. and subsidiaries. Intercompany balances and transactions are eliminated.

Accounting Period - The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2006 ended on January 28, 2006. Fiscal 2005 ended on January 29, 2005. Fiscal 2004 ended on January 31, 2004. Fiscal 2006, 2005, and 2004 each included 52 weeks. The Company has a subsidiary in France and its annual accounting period ends on January 31.

Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements are related primarily to estimates to determine the collectability of accounts receivable to determine the allowances against the accounts receivable balances, estimate of the market value used in calculating the value of inventory on a lower of cost or market basis, estimates of expected future cash flows and useful lives used in the review for impairment of investments and long-lived assets, and estimates of the Company’s ability to realize its deferred tax asset which are also used to establish whether valuation allowances are needed on those assets. It is at least reasonably possible that the estimates will change within the next year.

Change in accounting estimate - During fiscal year 2006, the Company revised its estimate of the useful lives of certain production test equipment due to technology changes. Those lives were shortened to 2 years. Previously, all production test equipment was depreciated over 5 years. These changes were made to better reflect the estimated periods during which such equipment will remain in service. The change had the effect of increasing depreciation expense which was record as cost of revenues and decreasing net income by approximately $130,000 (less than $0.01 per basic and diluted share).

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company’s cash and cash equivalents and short-term investments are on deposit with two financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve in the allowance for doubtful accounts is a calculation based upon the accounts receivable balance and the historical effectiveness of the Company’s collection of those receivables. The Company will continue to maintain reserves for potential credit losses.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Short Term Investments - Short-term investments represent highly liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income (loss) within shareholders’ equity. While the Company’s intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Inventories -- Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $29,000, $230,000 and $647,000 to cost of revenues for fiscal 2006, 2005 and 2004, respectively.

Long-Term Investments - Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. The Company evaluates the long-term investments for impairment annually according to EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost and categorized into computer and test equipment, software, furniture and fixtures and other. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter, except for certain production test equipment (two to five years). The contributed leasehold improvements provided by the landlord for the Company’s current facility is amortized using the straight-line method over lesser of the remaining lease term or useful life of leasehold improvements.

Long Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances such as a change in technology indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Revenue Recognition - The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: product sales, product development contracts and service contracts.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as the Company’s shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not reasonably assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers or “Sell-through Basis”). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

In fiscal 2001, the Company began recognizing revenues from its primary U.S. distributor on a Sell-through Basis. This practice resulted from significant sales returns, which the Company accepted from the distributor outside of the terms of the distribution agreement. Under terms of a distribution agreement entered into with the distributor in fiscal 2002, the Company granted the distributor the right of return and price protection, which allows the distributor to return any product, which is in the original packaging, for full credit up to 180 days after the earlier of the agreement expiration or early termination. The price protection provision allows the distributor to receive a credit for the difference between the original price and the reduced price of the Company’s products within their inventory. Although the returns are not frequent in nature, returns from this distributor could not be reasonably estimated. Consequently, pursuant to the above policy, revenue from this distributor is recognized upon resale to the distributor’s end-customers.

Revenues from product development agreements were recognized in fiscal 2006, 2005 and 2004 when billed, earned, and collection was assured. During fiscal 2006, the Company classified development costs related to such agreements as cost of revenues. During fiscal 2005 and 2004, the Company classified development costs related to such agreements as research and development expenses. Development revenues were approximately $1.2 million, $981,000 and $792,000 for fiscal 2006, 2005 and 2004 respectively.

Revenues from service contracts consist of fees for providing engineering support services, which are recognized ratably over the contract term. Expenses related to support service revenues were included in sales and marketing expenses. Support service revenues were $150,000, $308,000 and $269,000 for fiscal 2006, 2005 and 2004 respectively.

Research and Development expenses - Research and Development expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development and are therefore expensed as incurred. Software cost incurred after the establishment of technological feasibility, where the technology is well developed and can be immediately incorporated into the Company’s research endeavors is capitalized. All other research and development expense is expensed as incurred. Research and development expense was approximately $14.0 million, $11.6 million and $10.0 million for fiscal 2006, 2005 and 2004, respectively.

Income Taxes - Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Income taxes are accounted for under an asset and liability approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense has been recognized in the financial statements as the Company grants options for employee stock arrangements at fair market value.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. For the year ended January 28, 2006, 2005 and 2004, no equity instruments were issued to non-employees.

SFAS No. 123 also requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company’s stock option awards are not publicly traded and have vesting restrictions. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s pro forma calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Stock Option Plans:
Risk free interest rate	4.31%	2.61%	3.00%
Expected volatility	60%	76%	103%
Expected life after vesting (in years)	1.4	1.4	1.7
Expected dividends	-	-	-

Employee Stock Purchase Plans:
Risk free interest rate	3.56%	1.37%	0.95%
Expected volatility	58%	68%	103%
Expected life (in years)	0.5	0.5	0.5
Expected dividends	-	-	-

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributable to common shareholders would have been as follows (in thousands, except per share amounts):

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net income as reported	$1,884	$1,840	$1,543
Deduct: stock-based employee compensation expense
determined under fair value based method , net of tax	(2,123)	(1,869)	(1,469)
Pro forma net income (loss)	$(239)	$(29)	$74
Basic net income (loss) per share:
As reported	$0.09	$0.09	$0.08
Pro forma	$(0.01)	$0.00	$0.00
Diluted net income (loss) per share:
As reported	$0.08	$0.08	$0.07
Pro forma	$(0.01)	$0.00	$0.00

Effective January 29, 2006, the Company adopted Statement No. 123 (revised 2004) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption will be recognized in earnings based on the grant-date fair value of those awards.

Foreign Currency - The functional currency of the Company’s foreign subsidiaries is the local currency of each country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity. Transaction gains and losses, which are included in the other expenses, net, in the accompanying consolidated statements of operations, have not been significant for all years presented.

Net Income (Loss) per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 10).

Fair Value of Financial Instruments - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, note receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

Geographic Operating Information - SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment (Note 14).

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact of the adoption of this FSP could have on our financial statements.

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123R. SAB 107 was issued to assist registrants in implementing SFAS 123R while enhancing the information that investors receive.

The Company expects that the implementation of SFAS 123R will result in a non-cash charge of approximately $2.0 million in fiscal 2007. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

The Company adopted SFAS 123R at the beginning of the first quarter of fiscal year 2007 using the Modified Prospective Application Method. Under the Modified Prospective Application Method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“Statement”). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

2.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	January 28, 2006			January 29, 2005
	Adjusted Cost	Unrealized loss	Fair market value	Adjusted Cost	Unrealized loss	Fair market value
Money market funds	$586	$-	$586	$177	$-	$177
Certificate of Deposits	399	(1)	398	-	-	-
Corporate commercial paper	4,095	(1)	4,094	4,883	(2)	4,882
Corporate bonds	4,300	(11)	4,289	1,305	(9)	1,296
US agency discount notes	565	(1)	564	4,481	(3)	4,478
US agency non callable	2,426	(6)	2,420	1,228	(10)	1,217
Total cash equivalents and short-term investments	$12,371	$(20)	12,351	$12,074	$(24)	12,050

Cash on hand held in the United States			13,199			6,194
Cash on hand held overseas			802			535
Total cash on hand			14,001			6,729

			$26,352			$18,779
Reported as:
Cash and cash equivalents			$16,827			$10,250
Short-term investments			9,525			8,529
			$26,352			$18,779

The amortized cost and estimated market value of investments, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities.

	January 28, 2006		January 29, 2005
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due in 1 year or less	$12,371	$12,351	$9,851	$9,844
Due in greater than 1 year	-	-	2,223	2,206
TOTAL	$12,371	$12,351	$12,074	$12,050

3.	INVENTORIES

Inventories consist of (in thousands):

	January 28, 2006	January 29, 2005
Raw materials	$817	$1,264
Work in process	552	251
Finished goods	2,461	2,160
TOTAL	$3,830	$3,675

The Company periodically reviews its inventory for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company increased cost of revenues by $29,000 and $230,000 in fiscal 2006 and 2005.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET

Equipment and leasehold improvements consist of (in thousands):

	January 28, 2006	January 29, 2005
Computers and test equipment	$2,262	$2,799
Software	1,109	1,788
Furniture and fixtures	1,177	947
Other	122	108
Total	4,670	5,642
Accumulated depreciation and amortization	(3,196)	(3,886)
TOTAL	$1,474	$1,756

Furniture and fixtures at cost included $725,000 and $716,000 of leasehold improvements as of January 28, 2006 and January 29, 2005, respectively. Depreciation and leasehold amortization expense for fiscal 2006, 2005 and 2004 was $938,000, $492,000 and $572,000, respectively. The increased depreciation expense in fiscal 2006 included $130,000 of accelerated depreciation of certain test equipment due to reduction of their estimated useful lives.

5.	LONG-TERM INVESTMENTS

Long-term investments consist of (in thousands):

	January 28, 2006	January 29, 2005
OEM headquartered in Europe	$-	$2,000
Local early-stage technology company	1,000	1,000
Local MPEG-4 system provider	263	263
Early-stage technology company, headquartered in China	19	50
TOTAL	$1,282	$3,313

During the fiscal 2006, the Company sold Series B Preferred Stock of a local MPEG-4 system provider for $1.1 million. The Company had no carrying cost for the preferred stock at the date of sale, as it had been fully written off as of February 1, 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment. In addition, the Company sold its ownership interest with a carrying cost of $2.0 million in an original equipment manufacturer (the “OEM”) headquartered in Europe for $3.5 million, resulting a gain on sale of investment of $1.5 million (see note 14). In fiscal 2006, the Company recorded $31,000 of impairment loss related to its investment in a start-up company located in China. This was due primarily to the dissolution of this start-up company. The Company believes that the remaining $19,000 of investment cost is recoverable. The Company did not purchase any long-term investments during fiscal 2006.

In fiscal 2005, the Company invested an additional $1.0 million in an OEM manufacturer headquartered in Europe, which the Company sold for $3.5 million in fiscal 2006. The Company also invested $1.0 million in an early-stage technology company (Blue7) located in the US, which the Company acquired on February 16, 2006 (see Note 16).

6.	ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	January 28, 2006	January 29, 2005
Accrued salaries and benefits	$888	$851
Accrued royalties	147	153
Accrued professional services	82	412
Customer deposits	77	47
Other accrued liabilities	837	634
TOTAL	$2,031	$2,097

7.	PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs and is included in accrued liabilities and other on the balance sheet.

Details of the change in accrued warranty for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in preexisting warranty	Deductions	Balance End of Period
Fiscal Years
2006	$191	$155	$(15)	$(42)	$289
2005	134	112	(20)	(35)	191
2004	66	117	(26)	(23)	134

8.	COMMITMENTS AND CONTINGENCIES

The Company's standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company's intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5 Accounting for Contingencies. To date, the Company has not incurred or accrued any costs related to any claims under such indemnification provisions.

Leases - The Company’s primary facilities are leased under a non-cancelable lease which expires in September 2007. Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases
2007	$798
2008	582
2009	72
2010	72
2011	72
Thereafter	156
TOTAL MINIMUM LEASE PAYMENTS	$1,752

Rent expense was $736,000, $698,000 and $720,000 for fiscal 2006, 2005 and 2004, respectively, net of sublease income of approximately $39,000, $41,000 and $37,000 for fiscal 2006, 2005 and 2004, respectively.

The Company currently places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis. As of January 28, 2006, the total amount of outstanding non-cancelable purchase orders was approximately $4.3 million.

Royalties - The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2006, 2005 and 2004, the Company recorded royalty expense of $490,000 $270,000 and $578,000, respectively.

Benefit Plan - The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

9.	CURRENT AND LONG-TERM DEBT

New Credit Facilities

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $0.5 million.

The Company’s Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. The Company’s daily cash needs generally follow a predictable pattern that parallels its payroll cycles, which drive, as necessary, short term borrowing requirements.

The first 2-year Line of Credit allows the Company to borrow up to 80% of its accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows the Company to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including its intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At the Company’s option, the loans under the Loan Agreement can be repaid without premium or penalty. As of January 28, 2006, the Company had no amounts outstanding under these two Lines of Credit but had availability to draw drown approximately $7.6 million. On February 8, 2006, the Company utilized $2.4 million of the first 2-year Line of Credit for a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The monthly payment including interest of the Term Loan is approximately $18,000. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from August 12, 2005, through January 28, 2006, was approximately 7.4%. As of January 28, 2006, the Company had $444,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$211
Second year	233
Total	$444

Under the Loan Agreement, the Company is subject to certain financial covenants. As of January 28, 2006, the Company was in compliance with all of the covenants contained in the Loan Agreement.

10.	NET INCOME PER SHARE

Net income per share - basic and diluted for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The reconciliation of the denominators of the basic and diluted net income per share computations for the fiscal 2006, 2005 and 2004 is shown in the following table (in thousands, except per-share data):

	Fiscal Year
	2006	2005	2004
Numerator:
Net income available to common shareholders,
Basic and diluted	$1,884	$1,840	$1,543
Denominator:
Weighted average common shares outstanding	21,412	20,809	19,437
Shares used in computation, basic	21,412	20,809	19,437
Effect of dilutive securities:
Stock options	2,255	2,720	2,953
Shares used in computation, diluted	23,667	23,529	22,390
Net income per share:
Basic	$0.09	$0.09	$0.08
Diluted	$0.08	$0.08	$0.07

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Stock options	2	20	65

11.	STOCKHOLDERS’ EQUITY

Stock Option Plan

2003 Director Stock Option Plan (the “2003 Director Plan”): During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005. A total of 200,000 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 50,000 have been granted as of January 28, 2006.

2001 Employee Stock Option Plan (the”2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On February 1, 2005, an additional 841,506 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of January 28, 2006, the Company reserved total 3.5 million shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 28, 2006 expire ten years from date of grant). The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.

The total stock option activities and balances of the Company’s stock option plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Prices Per Share
Balance, February 1, 2003 (2,824,354 exercisable at a weighted-average price of $2.62)	4,605,681	$2.43
Granted (weighted-average fair value of $3.51)	588,500	$4.77
Cancelled	(62,792)	$2.72
Exercised	(869,453)	$2.35

Balance, January 31, 2004 (2,551,665 exercisable at a weighted-average price of $2.65)	4,261,936	$2.77
Granted (weighted-average fair value of $2.98)	933,500	$5.55
Cancelled	(28,428)	$2.58
Exercised	(334,169)	$2.46

Balance, January 29, 2005(2,853,801 exercisable at a weighted-average price of $2.79)	4,832,839	$3.33
Granted (weighted-average fair value of $5.26)	967,900	$10.36
Cancelled	(92,679)	$5.89
Exercised	(825,343)	$2.89
BALANCE, JANUARY 28, 2006	4,882,717	$4.75

At January 28, 2006, options to purchase 195,468 shares were available for future grant.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at January 28, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at January 28, 2006	Weighted Average Exercise Price
$1.00 - $1.25	471,398	5.37	$1.22	366,233	$1.21
$1.26 - $1.69	441,029	6.70	$1.69	248,281	$1.69
$1.70 - $2.53	831,527	1.98	$2.32	812,026	$2.32
$2.54 - $3.50	874,203	4.40	$3.25	751,277	$3.22
$3.51 - $4.44	160,175	4.26	$4.26	160,175	$4.26
$4.45 - $6.60	1,067,785	7.99	$5.54	369,186	$5.60
$6.61 - $9.89	926,600	9.54	$9.46	37,923	$7.75
$14.81- $15.91	110,000	10.00	$15.91	-	$ -
$1.00 - $15.91	4,882,717	6.17	$4.75	2,745,101	$2.99

Preferred Stock Rights Plan

On May 28, 2004, the Company’s Board of Directors adopted a Preferred Stock Rights Plan. Under the plan, the Company declared a dividend of one Preferred Share Purchase Right (“the Rights”) for each share of Common Share held by stockholders of record as of the close of business on June 18, 2004. Each Right initially entitles stockholders to purchase a fractional share of the Company’s Preferred Stock at $58 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the right’s then-current exercise price. Absent of the aforementioned triggering events, the Rights will expire on June 18, 2014. The rights may have the effect of deterring or delaying a change in control of the Company.

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2006, 2005 and 2004, 81,569, 66,798 and 69,327 shares of the Company’s common stock were purchased at an average price of $6.59, $6.58 and $4.51 per share, respectively. On February 1, 2005, Board of Directors approved an additional 25,000 shares be reserved under the 2001 Purchase Plan for future purchases by employees. At January 28, 2006, 237,569 shares under the 2001 Purchase Plan remain available for future purchase.

12.	INCOME TAXES

Income before provision for income taxes consisted of the following (in thousands):

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
United States	$1,486	$259	$483
International	406	1,585	1,069
Total	$1,892	$1,844	$1,552

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
Current
Federal	$-	$-	$6
State	6	2	3
Foreign	2	2	-
Total Current	8	4	9
Deferred
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total Deferred	-	-	-

Total Provision	$8	$4	$9

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended
	January 28, 2006	January 29, 2005
Deferred tax assets:
Net operating losses and tax credit carry forwards	$32,612	$30,284
Reserves not currently deductible	2,664	3,483
Capitalized research and development expenditures	456	672
Other	692	79
	36,424	34,518
Valuation allowance	(36,424)	(34,518)
	$-	$-

At January 28, 2006, undistributed earnings of the Company’s French operations totaling $847,000 were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is management’s intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, risks associated with its new product introduction including the dependence on rapid acceptance of new technology, the dependence on development of complimentary software by third parties and other risks, such as technological change in the industry, short product life cycles and reliance on a limited number of suppliers and manufacturing contractors, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $1.9 million during fiscal 2006, $429,000 during fiscal 2005, and approximately $2.6 million during fiscal 2004. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is approximately $4.8 million.

Net operating losses and tax credit carry forwards as of January 28, 2006 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$64,960	2009-2026
Net operating losses, state	7,667	2013-2016
Tax credits, federal	5,700	2009-2026
Tax credits, state	4,415	2007-Indefinite
Net operating losses, foreign	3,793	Indefinite
Tax credits, foreign	258	Indefinite

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	2006	2005	2004
Computed at 35%	$662	$645	$543
State taxes	(169)	8	2
Valuation allowance	1,905	429	2,642
Foreign tax benefits	175	(980)	(325)
Domestic tax credits	(1,043)	(776)	(1,086)
Tax deductible stock compensation	(1,508)	(512)	(1,625)
Reduction in deferred tax assets due to decrease in
effective state tax rate	-	1,157	-
Other	(14)	33	(142)
TOTAL	$8	$4	$9

13.	MAJOR CUSTOMERS

No domestic customer accounted for more than 10% of total net revenues in fiscal 2006, 2005 and 2004. One international customer accounted for 25% of total net revenue in fiscal 2006. Two international customers accounted for 15% and 14% (a related party - Note 14) respectively, of total net revenue in fiscal 2005. No international customer accounted for more than 10% of total net revenues in fiscal year 2004.

No domestic customers accounted for more than 10% of total accounts receivable at January 28, 2006 and 2005. Two international customers accounted for 30% and 12% of total accounts receivables at January 28, 2006. Three international customers accounted for 39% (Note 14), 13% and 11% of total accounts receivable at January 29, 2005.

14.	RELATED PARTY TRANSACTIONS

The Company had an ownership interest of less than 10% in an original equipment manufacturer (the “OEM”) headquartered in Europe which was accounted for using the cost method. The Company sold its ownership interest with a carrying cost of $2.0 million in this OEM for approximately $3.5 million in September 2005, resulting a gain on sale of investment of approximately $1.5 million. During fiscal 2006, 2005, 2004, the Company had product revenues of $123,000, $4.5 million and $1.4 million, respectively, from this OEM.

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

During June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for a 17% ownership interest. One of the Company’s Board member had invested $200,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to this company. As of January 28, 2006, the total outstanding loan balance was $900,000. On February 16, 2006, the Company acquired Blue7 for approximately $14.0 million, increasing its ownership to 100%.

15.	SEGMENT AND GEOGRAPHICAL INFORMATION

As discussed in Note 1, the Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s operating segments consist of its geographically based entities in the United States, Hong Kong and France.

All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, the Company operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products. The Company’s chief operating decision-maker is its Chief Executive Officer.

For fiscal 2006, 2005 and 2004, the Company recorded sales to customers throughout the United States and Canada, Denmark, Japan, China, Taiwan, Hong Kong and Korea; Germany, Belgium, Finland, The Netherlands, Norway, Sweden, the United Kingdom, France, Italy, Spain, Hungary, Portugal, Scotland, and Norway (collectively referred to as “Rest of Europe”); Singapore, Thailand, New Zealand, Turkey, Israel, Australia, South American and South Africa (collectively “Rest of Asia/New Zealand/Other Region”).

The following table summaries total net revenues attributed to each product group (in thousands):

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
Chipsets	$28,198	$26,380	$25,880
Boards	3,514	3,280	3,231
Other	1,608	1,777	1,409
TOTAL NET REVENUES	$33,320	$31,437	$30,520

The following table summarizes total net revenues attributable to each market segment (in thousands):

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
IP video technology market	$19,170	$18,063	$15,068
Connected media player market	11,227	10,379	11,690
HDTV product market	797	362	94
PC add-in and other markets	2,126	2,633	3,668
TOTAL NET REVENUES	$33,320	$31,437	$30,520

The following table summarizes total net revenues and long-lived assets attributable to significant countries (in thousands):

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net revenues:
Korea	$8,548	$5,024	$3,375
China	7,125	6,695	3,566
Taiwan	4,823	5,376	6,741
United States	3,816	4,345	4,168
Hong Kong	3,206	1,056	4,404
Japan	2,859	1,954	889
Rest of Europe	1,958	1,685	2,717
Rest of Asia/New Zealand/Other Region	734	469	853
Canada	128	56	22
Denmark	123	4,777	3,785
TOTAL NET REVENUES*	$33,320	$31,437	$30,520

	Year ended
	January 28, 2006	January 29, 2005	January 31, 2004
Long-lived assets:
United States	$1,318	$1,656	$907
France	152	87	113
Hong Kong	4	13	8
TOTAL LONG-LIVED ASSETS	$1,474	$1,756	$1,028

*Net revenues are attributable to countries based on invoicing location of customer.

16.	QUARTERLY FINANCIAL INFORMATION

The following table presents unaudited quarterly financial information for each of the Company’s last eight quarters (unaudited, in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended January 28, 2006:

Net revenues	$6,375	$7,961	$ 8,497	$10,487
Income (loss) from operations	(1,899)	38	79	302
Net income (loss)	(717)	163	1,948	490
Net income (loss) per share:
Basic	$(0.03)	$0	$0.09	$0.02
Diluted	$(0.03)	$0	$0.08	$0.02

Year ended January 29, 2005:

Net revenues	$7,784	$8,088	$ 7,677	$7,888
Income (loss) from operations	127	783	458	(119)
Net income (loss)	163	1,169	525	(17)
Net income (loss) per share:
Basic	$0.01	$0.05	$0.03	$0.00
Diluted	$0.01	$0.05	$0.02	$0.00

During the fourth quarter of fiscal 2005, the Company reversed a $221,000 bonus expense which was accrued in the second and third quarter of fiscal 2005 due to profit projections not being met at the end of the year. The Company also recorded an additional bad debt allowance of $360,000 due to an outstanding past-due receivable that was determined uncollectible.

During the first and third quarter of fiscal 2006, the Company recorded approximately $1.0 million and $1.5 million of long-term investment gains, respectively.

17.	SUBSEQUENT EVENTS

Letter of credit:

On February 8, 2006, the Company utilized $2.4 million of the first 2-year Line of Credit for issuance of a standby letter of credit to a supplier.

Blue7 Acquisition:

On February 16, 2006, Sigma successfully acquired Blue7 which was a privately-held California corporation. Sigma purchased Blue7’s shares for approximately $14.0 million in stock. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products. In exchange for all of the outstanding capital stock of Blue7, Sigma issued or reserved for issuance at the closing to holders of Blue7 capital stock other than Sigma an aggregate of 815,034 shares of Sigma Common Stock, of which 98,470 shares will be held in escrow to satisfy any obligations of Blue7 to indemnify Sigma against any claims against Blue7 for any breaches of its representations or warranties contained in or made pursuant to the Merger Agreement and certain other matters set forth in the Merger Agreement. The shares of Sigma Common Stock were issued pursuant to an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended. An aggregate of 231,164 shares of the 815,034 shares of Sigma Common Stock issuable under the Merger Agreement are reserved for future issuance upon the exercise of options to purchase Common Stock, which options were assumed by Sigma under the terms of the Merger Agreement. Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7.

Sigma will consolidate the results of operations of Blue7 beginning the first quarter of fiscal 2007.

Sublease Agreement:

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of the Company’s board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Year	Additions: Provision for (Reversal of) Bad Debts	Deductions: Write-Offs (Recoveries) of Accounts	Balance at End of Year
		(in thousands)
Allowance for returns and doubtful accounts and price protection: Year ended
2006	$1,460	$31	$-	$1,491
2005	935	595	70	1,460
2004	922	(186)	(199)	935

S-1

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.
Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit filed with the Registrant’s Registrant's Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.6	Bylaws of Registrant, as amended.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K filed on June 7, 2004.

4.2	Registration Rights Agreement dated June 24, 2003, between the Company and the investors named therein.	Incorporated by reference to exhibit 4.1 filed with the Registrant’s Form S-3 filed on July 16, 2003.

4.3	Amendment No.1 to Registration Rights Agreement dated July 2, 2003 between the Company and the investors named therein.	Incorporated by reference to exhibit 4.2 filed with the Registrant’s Form S-3 filed on July 16, 2003.

10.1	Distribution Agreement dated September 10, 1985.
Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 33-4131) filed on March 19, 1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, Which Registration Statement became effective May 15, 1986.

10.2*	Registrant’s 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-61549) filed on August 14, 1998.

10.4*	Registrant’s Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.5*	Registrant’s 1994 Director Stock Option Plan and form of Director Option Agreement.
Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

10.6*	Registrant’s 2001 Employee Stock Option Plan.	Incorporated by reference to exhibit filed with the Registrant’s Registrant's Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.7*	Registrant’s 2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registrant's Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.8	Registrant’s 2001 Loan and Security Agreement with Silicon Valley Bank, as amended.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.9	Lease between the Registrant and EOP-Industrial Portfolio, L.L.C.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.10	Amendment to Registrant’s 2001 Loan and Security Agreement with Silicon Valley Bank.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.11	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.12	Purchase of Series B Preferred Stock in Envivio from Sigma Designs, Inc.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13	Agreement and Plan of Merger dated December 13, 2005 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K filed on December 16, 2005.

10.14	Amendment No.1 to Agreement and Plan of Merger dated January 9, 2006 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on January 12, 2006.

21.1	Subsidiaries of the Registrant.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	Filed herewith as page E-5

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	Filed herewith as page E-6

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith as page 47

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).	Filed herewith as page E-7

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).	Filed herewith as page E-8

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-9

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-10

* Indicates management contract or compensatory plan or arrangement.