Form 10-Q
period 2006-04-29
SIGMA DESIGNS INC
filed 2006-06-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                          Accelerated filer [X]                      Non accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES[  ] No [X]

As of May 31, 2006, there were 22,794,445 shares of the Registrant's Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our company,” “Sigma” or “the Company.”

THIS FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 29, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	April 29,	January 28,
	2006	2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$12,670	$16,827
Short-term investments	11,381	9,525
Accounts receivable net	9,370	4,951
Note receivable-related party	-	900
Inventories	8,013	3,830
Prepaid expenses and other current assets	780	1,001
Total current assets	42,214	37,034

LONG-TERM INVESTMENTS	282	1,282
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET	1,862	1,474
GOODWILL	4,493	-
OTHER INTANGIBLE ASSETS	6,476	-
OTHER NON-CURRENT ASSETS	204	169
TOTAL ASSETS	$55,531	$39,959

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,816	$3,467
Accrued liabilities and other	2,791	2,031
Current portion of bank term loan	216	211
Total current liabilities	11,823	5,709

BANK TERM LOAN	179	233
OTHER LONG-TERM LIABILITIES	78	102
Total Liabilities	12,080	6,044

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock	101,796	91,131
Additional Paid in capital	739	-
Deferred Compensation	(1,371)	-
Accumulated other comprehensive income	89	23
Accumulated deficit	(57,802)	(57,239)
Total shareholders' equity	43,451	33,915
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,531	$39,959

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

Net revenues	$14,799	$6,375

Costs of revenues	7,130	2,262

Gross margin	7,669	4,113

Operating expenses:
Research and development	5,153	3,565
Sales and marketing	1,460	1,212
General and administrative	1,826	1,235

Total operating expenses	8,439	6,012

Loss from operations	(770)	(1,899)
Gain on sale of long-term investments	-	1,083
Interest and other income, net	210	102

Loss before income taxes	(560)	(714)
Provision for income taxes	2	3

Net loss	$(562)	$(717)

Basic and diluted, net loss per share	$(0.03)	$(0.03)
Shares used in computing per share amount	22,423	21,188

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	April 29,	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(562)	$(717)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	492	193
Stock-based compensation expense	797	-
Provision for (reversal of) inventory valuation	12	(24)
Provision for bad debts and sales returns	123	16
Gain on sale of long-term investment	-	(1,083)
Accretion of contributed leasehold improvements	(20)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(4,543)	2,180
Inventories	(4,194)	326
Prepaid expenses and other current assets	197	157
Other non-current assets	(34)	62
Accounts payable	5,350	(1,745)
Accrued liabilities and other	717	110

Net cash used in operating activities	(1,665)	(545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(546)	(310)
Purchase of short-term investments	(8,036)	(8,785)
Maturity of short-term investments	6,206	12,025
Net proceeds from long-term investments	-	1,083
Cash paid for business acquisition, net of cash acquired	(684)	-
Other non-current assets	-	(6)

Net cash provided by (used for) investing activities	(3,060)	4,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	-	600
Repayment of bank borrowings	(49)	(14)
Proceeds from issuance of common stock	579	530

Net cash provided by financing activities	530	1,116

Effect of foreign exchange rates changes on cash	38	(4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,157)	4,574

CASH AND CASH EQUIVALENTS:
Beginning of period	16,827	10,250
End of period	$12,670	$14,824

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

Supplimental disclosure of cash flow information:
Common stock issued and stock options assumed for acquisition of Blue7	$10,086	$-
Cash paid for interest	$8	$4

Cash paid for income tax	$5	$8

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

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

NOTE 2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 28, 2006 included in the Company’s Annual Report on Form 10-K filed previously with the Securities and Exchange Commission.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 29, 2006 and January 28, 2006, the consolidated results of its operations for the three months ended April 29, 2006 and April 30, 2005, and the consolidated cash flows for the three months ended April 29, 2006 and April 30, 2005. The results of operations for the three months ended April 29, 2006 and April 30, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. First fiscal quarter of 2007 ended on April 29, 2006. First fiscal quarter of 2006 ended on April 30, 2005.

On February 16, 2006, we completed the acquisition of Blue7 Communications (“Blue7”). See Note 10.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are currently amortizing acquired intangible assets with definite lives. In-process research and development is amortized over 7 years and the noncompete agreements are amortized over 3 years. The amortization expense is classified as research and development expense in our consolidated statements of income.

Stock-based Compensation

During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

NOTE 3. SHORT-TERM INVESTMENTS

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

NOTE 4. LONG-TERM INVESTMENTS

On February 16, 2006, the Company acquired the remaining 83% ownership of Blue7 which the Company invested $1.0 million in fiscal 2006. After the acquisition, Blue7 became the Company’s 100%-owned subsidiary. For the first quarter of fiscal 2007, the Company did not sell any long-term investments. During the first quarter of fiscal 2006, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for $1.1 million. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment.

NOTE 5. STOCK-BASED COMPENSATION

On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2001 Employee Stock Option Plan (the “2001 Option Plan”), 2003 Director Stock Option Plan (the “2003 Director Plan”) and 2001 Employee Stock Purchases Plan (the “2001 Purchase Plan”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Our Condensed Consolidated Financial Statements as of and for the three months ended April 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 29, 2006 was $739,000, which consisted of stock-based compensation expense related to the grant of stock options and stock purchase rights. There was no stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three months ended April 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three months ended April 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2001 Employee Stock Option Plan (the”2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On March 8, 2006, an additional 877,834 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of April 29, 2006, the Company reserved total 4.4 million shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at April 29, 2006 expire ten years from date of grant). The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005. During the three months ended April 29, 2006, we granted stock options of 48,700 with an estimated total grant-date fair value of $457,000. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $23,000.

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

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2006, 2005 and 2004, 81,569, 66,798 and 69,327 shares of the Company’s common stock were purchased at an average price of $6.59, $6.58 and $4.51 per share, respectively. On March 8, 2006, Board of Directors approved an additional 25,000 shares be reserved under the 2001 Purchase Plan for future purchases by employees. At April 29, 2006, 262,569 shares under the 2001 Purchase Plan remain available for future purchase. In addition, the Company recorded compensation expense of $52,000 in the first quarter of fiscal 2007.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three-month period ended April 29, 2006 was as follows:

Three Months Ended
April 29, 2006
Stock-based compensation by type of award:
Stock options	$687
Employee stock purchase plan	52

Total stock-based compensation	739
Tax effect on stock-based compensation	(281)

Net effect on net loss	458

Effect on loss per share:
Basic and Diluted	$0.02

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months ended April 29, 2006 was $9.38 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 29, 2006 was $4.45 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 29, 2006
		Employee Stock
	Stock Options	Purchase Plan
Expected volatility	81%	58%
Risk free interest rate	4.90%	3.56%
Expected term of options and purchase rights (in years)	5	0.5
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected life of purchase is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal 2007 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Expense Information Under SFAS 123(R)

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Options outstanding at January 28, 2006	4,882,717	$4.75	6.17	$54,491,121
Options granted	279,837	$4.18
Options forfeited	(26,651)	$7.94
Options exercised	(223,785)	$2.59

Options outstanding at April 29, 2006	4,912,118	$4.80	6.20	$44,829,144
Options exercisable at April 29, 2006	2,744,528	$3.00	4.36	$29,861,964

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.88 as of April 29, 2006, which would have been received by the option holders had all options holders exercised their options as of that date.

The options outstanding and currently exercisable at April 29, 2006 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at April 29, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at April 29, 2006	Weighted Average Exercise Price
$0.95 - $1.25	522,260	5.57	$1.18	430,097	$1.17
$1.26 - $1.71	483,490	6.69	$1.69	294,981	$1.69
$1.72 - $2.56	702,477	1.55	$2.33	687,301	$2.33
$2.57 - $3.50	949,244	4.79	$3.26	739,785	$3.25
$3.51 - $4.44	139,025	4.00	$4.25	139,025	$4.25
$4.45 - $6.60	1,055,019	7.74	$5.54	406,247	$5.59
$6.61 - $9.89	901,903	9.30	$9.48	47,092	$7.74
$9.90 - $13.88	48,700	10.00	$13.88	-	$ -
$13.89- $15.91	110,000	9.75	$15.91	-	$ -
$0.95 - $15.91	4,912,118	6.20	$4.80	2,744,528	$3.00

As of April 29, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.0 million and will be recognized over an estimated weighted average amortization period of 1.77 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months ended April 29, 2006, no shares were purchased under this plan. At April 29, 2006, there were 262,569 shares available to be issued under the ESPP.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three months ended April 30, 2005 would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
April 30, 2005

Net loss, as reported	$(717)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(506)

Pro forma net loss	$(1,223)

Basic and diluted loss per share:
As reported	$(0.03)
Pro forma	$(0.06)

The weighted average fair value of options granted pursuant to the 2001 Option Plan/2003 Director Plan and of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 30, 2005 was $3.95 and $4.45 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	April 30, 2005
		Employee Stock
	Stock Options	Purchase Plan
Expected volatility	63%	63%
Risk free interest rate	3.59%	2.63%
Expected term of options and purchase rights (in years)	4.3	0.5
Dividend yield	None	None

Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

NOTE 6. INVENTORY

Inventory consists of the following (in thousands):

	April 29, 2006	January 28, 2006
Raw materials	$2,780	$817
Work in process	1,836	552
Finished goods	3,397	2,461

Inventories	$8,013	$3,830

NOTE 7. CURRENT AND LONG-TERM DEBT

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

The first 2-year Line of Credit allows the Company to borrow up to 80% of its accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows the Company to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including its intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At the Company’s option, the loans under the Loan Agreement can be repaid without premium or penalty. As of April 29, 2006, the Company had no amounts outstanding under these two Lines of Credit but had availability to draw drown approximately $7.6 million. On February 8, 2006, the Company utilized $2.4 million of the first 2-year Line of Credit for a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from February 17, 2006, through April 29, 2006, was approximately 8%. As of April 29, 2006, the Company had $395,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$216
Second year	179
Total	$395

Under the Loan Agreement, the Company is subject to certain financial covenants. As of April 29, 2006, the Company was in compliance with all of the covenants contained in the Loan Agreement.

NOTE 8. NET LOSS PER SHARE

“Net loss per share - basic” for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net loss per share - diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be antidilutive.

The following table sets forth the basic and diluted net loss per share computation for the periods presented (in thousands, except per share data):

	Three months ended
	April 29	April 30
	2006	2005
Numerator:
Net loss, as reported	$(562)	$(717)

Denominator:
Weighted average common shares outstanding	22,423	21,188
Shares used in computation, basic	22,423	21,188
Effect of dilutvie securities:
Stock options	-	-
Shares used in computation, diluted	22,423	21,188
Net loss per share:
Basic	$(0.03)	$(0.03)

Diluted	$(0.03)	$(0.03)

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	April 29	April 30
	2006	2005

Stock options	4,991	4,642

NOTE 9. COMPREHENSIVE LOSS

The reconciliation of net loss to total comprehensive loss is as follows (in thousands):

	April 29,	April 30,
	2006	2005
Net loss	$(562)	$(717)
Other comprehensive income
- unrealized gain on available-for -sale securities	26	-
- cumulative foreign currency translation adjustment	40	(4)
Total comprehensive loss	$(496)	$(721)

NOTE 10. ACQUISITION

On February 16, 2006, we completed the acquisition of Blue7 Communications (“Blue7”) for $12.8 million. Blue7’s balance sheet and results of operations are included in our consolidated balance sheet and statements of operations from the Acquisition Date. Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

Assets acquired and liabilities assumed were recorded at their fair values as of February 16, 2006. The total $12.8 million preliminary purchase price is comprised of the following:

Value of Sigma stock issued	$8,175
Fair value of stock options assumed	1,911
Retirement of note receivables	400
Retirement of interest receivable	25
Investment in Blue7 prior to the acquisition	1,000
Note receivable converted to Blue7 preferred shares prior to the acquisition	500
Direct costs	754

Total preliminary estimated purchase price	$12,765

 As a result of the acquisition, we issued approximately 583,870 shares of Sigma common stock based on an exchange ratio of 0.0529101 shares of Sigma common stock for each outstanding share of Blue7 common stock as of February 16, 2006 to the Blue7 shareholders other than Sigma. Of the 583,870 shares of Sigma common stock issued, 98,470 shares are held in escrow to satisfy any obligations of Blue7 to indemnify Sigma against any claims against Blue7 for any breaches of its representations or warranties contained in or made pursuant to the Merger Agreement and certain other matters set forth in the Merger Agreement. The average market price per share of Sigma common stock of $14.00 was based on the average closing sales prices of Sigma common stock for ten consecutive trading days ending on the third market day prior to the closing of the transaction.

Under the terms of the merger agreement, each Blue7 stock option that was outstanding and unexercised was converted into an option to purchase Sigma common stock and we assumed that stock option in accordance with the terms of the applicable Blue7 stock option plan and terms of the stock option agreement relating to that Blue7 stock option. Based on Blue7’s stock options outstanding at February 16, 2006, we converted options to purchase approximately 4.8 million shares of Blue7 common stock into options to purchase approximately 231,137 shares of Sigma common stock. The fair value of options assumed of $1.9 million was determined using the Black Scholes valuation model.

Direct costs of $754,000 include mainly legal and accounting fees, business valuation, and other external costs directly related to the acquisition.

Purchase Price Allocation:

In accordance with SFAS No. 141 the total preliminary purchase price was allocated to Blue7’s net tangible and intangible assets based upon their estimated fair values as of February 16, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the preliminary purchase price to the acquired net assets of Sigma and the associated estimated useful lives:

	Amount (in thousand)	Estimated useful Life
Net tangible assets	$ 104
Identifiable intangible assets:
Licensing Agreements	39	6 to 15 months
In-process Technology	5,300	7 years
Noncompete agreements	1,400	3 years

Goodwill	4,493
Deferred stock-based compensation	1,429	3.33 years
Total preliminary estimated purchase price	$ 12,765

Net tangible assets—Blue7’s tangible assets and liabilities as of February 16, 2005 were measured at their fair value.

Identifiable intangible assets—In-process technology includes development of wireless technology to digital entertainment applications, and is expect to be used in HDTV, set-top box, DVD and other related electronics. Based on management’s estimate of tasks completed and the tasks to be completed, Sigma expects to bring this in-process technology project to technical and commercial feasibility in calendar year of 2006. We will amortize the fair value of licensing agreements, the in-process technology and noncomplete agreements based on the pattern in which the economic benefits of the intangible asset will be consumed.

Goodwill—Approximately $4.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 2 for further information.

Taxes—As part of our accounting for the Blue7 acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. The Goodwill and amortization expense associated with the acquired intangible assets are not deductible for tax purpose. As a result of incurring substantial net operating losses in previous years, the Company determined that it is more likely than not that its deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, the Company maintains a full valuation allowance.

Deferred stock-based compensation—Deferred stock-based compensation represents the portion of the estimated fair value, measured as of February 16, 2006, of unvested Sigma stock options assumed. The fair value of unvested options assumed was $1.4 million using the Black Scholes valuation model.

The assumptions used to value Blue7 deferred compensation are as follows:

Expected term (in years)	3.33	years
Volatility	56%
Risk free interest rate	4.44%

 The risk-free interest rate used in the valuation was the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. The option term was determined using the historical data for estimating expected option life. The stock volatility for each grant was measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

Deferred stock-based compensation, of $1.4 million, is being amortized to expenses over the remaining vesting periods of the underlying options. See Note 5 for the amortization of deferred stock-based compensation during the first quarter of fiscal 2006.

Pre-Acquisition Contingencies

We have currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such contingencies had existed and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

NOTE 11. GOODWILL AND INTANGIBLES

During the first quarter of fiscal 2007, our goodwill of $4.5 million was recorded due to the acquisition of Blue7. Refer to Note 10 for further information regarding this acquisition.

Acquired intangible assets, subject to amortization, were as follows as of April 29, 2006 (in thousands):

	Cost	Accumulated Amortization	Net
License Agreements	$39	$(8)	$31
In-process research and development	5,300	(158)	5,142
Noncompete Agreements	1,400	(97)	1,303
Total intangible assets	$6,739	$(263)	$6,476

Amortization expense related to the acquired intangible assets was $263,000 for the first quarter of fiscal 2007. As of April 29, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year	License Agreements	In-process Research and Development	Noncompete Agreements	Total
Remainder of 2007	$23	$568	350	941
2008	8	757	467	1,232
2009	-	757	467	1,224
2010	-	757	19	776
2011	-	757	-	757
Thereafter	-	1,546	-	1,546
	$31	5,142	1,303	6,476

NOTE 12. SEGMENT AND RELATED INFORMATION

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

NOTE 13. SIGNIFICANT CUSTOMERS

No sales to any U.S. customers accounted for more than 10% of total net revenues during the three months ended April 29, 2006 and April 30, 2005. Sales to two international customers accounted for 24% and 15% respectively, of the Company’s total net revenues during the three months ended April 29, 2006, as compared with sales to three international customers which accounted for approximately 26%, 12%, and 12% respectively, of total net revenues for the three months ended April 30, 2005.

Major customers that accounted for over 10% of our total net receivables are as follows:

		Three months ended
Customers	Regions	April 29, 2006	April 30, 2005
A	Asia	26%	23%
B	Europe	19%	-
C	Europe	*	18%
D	Asia	11%	24%
E	Europe	*	12%
F	North America	11%	-

* No single customer accounted more than 10% of our total net receivables

NOTE 14. CONCENTRATION OF OTHER RISKS

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

NOTE 15. RELATED PARTY TRANSACTIONS

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of the Company’s board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

During June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest. One of the Company’s board members had invested $100,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7. As of January 28, 2006, the total outstanding loan balance was $900,000. As of April 29, 2006, the total loan balance of $900,000 was forgiven and accounted as part of the Blue7 acquisition cost.

The Company had an ownership interest of less than 10% in an original equipment manufacturer (the “OEM”) headquartered in Europe which was accounted for using the cost method. The Company sold its ownership interest with a carrying cost of $2.0 million in this OEM for approximately $3.5 million in September 2005, resulting a gain on sale of investment of approximately $1.5 million. The Company had revenue from product sales to this OEM of $32,950 in the first quarter of fiscal 2006. The Company had accounts receivable of $0.5 million from this OEM as of April 30, 2005. The outstanding receivable balance of $0.5 million at April 30, 2005 had been fully collected as of June 14, 2005 and as a result, the Company determined that no adjustments to the Company’s financial statements for the quarter ended April 30, 2005 were required.

NOTE 16. PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three months ended April 29, 2006 and April 30, 2005 are as follows (in thousands):

	Balance Beginning of Period	Additions	Change in pre-existing warranty	Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: April 29, 2006	$289	$11	$(2)	$(50)	$248
Ended: April 30, 2005	191	10	(5)	(15)	181

NOTE 17. CONTINGENCIES

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

NOTE 18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 17. SHAREHOLDERS’ EQUITY

During the three months ended April 29, 2006, 223,785 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.59 resulting in gross proceeds to the Company of $579,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video technology market, connected DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the year ended January 28, 2006 and our subsequent reports on Form 10-Q.

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

In February 2006, we acquired Blue7 Communications (“Blue7”) which was a privately-held California corporation. Our subsidiary, Blue7, will focus on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

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

Revenue Recognition

Accounts Receivable

Inventories

Impairment of Long-Lived Assets

Deferred Tax Assets

For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2006.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are currently amortizing acquired intangible assets with definite lives. In-process research and development is amortized over 7 years and the noncompete agreements are amortized over 3 years. The amortization expense is classified as research and development expense in our consolidated statements of income.

Stock-based Compensation

On January 29, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We also follow SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”), which was issued by the SEC in March 2005 to provide supplemental SFAS 123R application guidance based on the views of the SEC. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 to our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Overview. We recorded a net loss of $562,000, or $0.03 per basic and diluted share on net revenues of $14.8 million for the first quarter ended April 29, 2006, compared to net loss of $717,000, or $0.03 per basic and diluted share on net revenues of $6.4 million for the same quarter in the prior year.

Net Revenues. Net revenues for the first quarter of fiscal 2007 increased to $14.8 million, or 132%, as compared to $6.4 million in the same period last year. The increase in net revenues for the first quarter of fiscal 2007 was primarily attributable to increased chipset sales to manufacturers of IPTV set-top boxes.

Net Revenues by Product Group. We have three main product groups: board, chipsets and “other” products. The following table sets forth our net revenues in each product group (in thousands):

	Three months ended
	April 29	% of total	April 30	% of total
	2006	net revenues	2005	net revenues

Chipsets	$13,482	91%	$5,542	87%
Boards	864	6%	687	11%
Other	453	3%	146	2%
Total net revenues	$14,799		$6,375

Chipsets: Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the digital media processor market. The increase of $7.9 million, or 143%, in net revenues from chipsets for the first quarter of fiscal 2007 compared to the corresponding period in the prior year was due primarily to increased number of new customers and demand for our chipsets in the IP video technology market and connected media player market, partially offset by the lower average selling price given to volume orders. We expect that net revenues from chipset products will continue to grow, primarily due to increase in demand for our chipsets products in the IP video technology and connected media player markets, which we expect will continue to be partially offset by volume discounts given to large original equipment manufacturers. If demand for our chipset products does not continue, our revenues and profitability will decline.

Boards: Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. The increase of $177,000, or 26%, in net revenues from board products for the first quarter of fiscal 2007 as compared to the corresponding period in the prior year was due primarily to increased unit sales of development reference boards to the various markets, partially offset by decreased unit sales of project-based board products for IP video applications. We anticipate our revenues from board products to be relatively flat or decrease in future periods due to decreasing demand in board products, in general and our decision to focus on our chipset products in the IP video technology market and connected media player market instead of board products in these markets.

Other. The “Other” category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. For the first quarter ended April 29, 2006, the costs related to support service revenues and certain small development contracts were included in cost of revenues. For the first quarter ended April 30, 2005, the costs related to support service revenues and certain small development contracts were included in sales and marketing expenses, and research and development expenses. The increase of $307,000, or 210%, in net revenues from other products in the first quarter of fiscal 2007 as compared to the same period a year ago was primarily attributable to the increased revenues from engineering support services and other accessories. We expect that net revenues from “other” products will continue to fluctuate due mainly to the timing and complexity of engineering development required by our customers.

Net Revenues by Market Segment. We sell our products primarily into four market segments which consist of the IP video technology market, the connected media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for the first quarter of fiscal 2007 and 2006 (in thousands):

	Three months ended
	April 29	% of total	April 30	% of total
	2006	net revenues	2005	net revenues

IP video technology market	$7,933	54%	$3,869	61%
Connected media player market	5,791	39%	2,105	33%
HDTV product market	273	2%	37	1%
PC add-in and other markets	802	5%	364	5%
Total net revenues	$14,799		$6,375

IP video technology market. The increase of $4.1 million, or 105%, in net revenues from IP video technology market for the first quarter of fiscal 2007 as compared to the corresponding period in the prior year was mainly attributable to an increased number of new customers and increased demand for our chipset products into IPTV set-top box and digital media adapter markets, partially offset by lower average selling prices. We expect that our revenues from the IP video technology market will continue to grow due to increasing demand for our chipset products affected by the change of market condition of IPTV and volume discounts given to large original equipment manufacturers.

Connected media player market. The increase of $3.7 million, or 175%, in net revenues from connected media player market for the first quarter of fiscal 2007 as compared to the corresponding period in the prior year was attributable to an increased number of new customers and increased demand of our chipset products into portable media players market, partially offset by lower average selling prices in the Asia region. We expect that revenues from sales of our products to the connected media player market will continue to grow, primarily due to increasing demand from our customers.

Our net revenues growth in IP video technology market and connected media player market will be subject to the changes in demand from our customers in the future periods and decisions regarding pricing strategy on volume orders. If, however, our pricing strategy fails and these declines in average selling prices for our products being sold into the IP video technology and connected media player markets were to continue, it could harm our revenues and profitability.

HDTV Product Market. We experienced an increase in demand for our HDTV applications in the first quarter of fiscal 2007 as compared to the same period a year ago. We expect revenues in the HDTV product market to increase slowly over the near term.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The increase of $438,000, or 120%, as compared to the corresponding period in the prior year in revenues from sales of our products to the PC add-in and other markets in the first quarter of fiscal 2007 was due to the increased engineering development revenues, support services and other accessories as compared to the same period a year ago. We expect our revenues from sales to the PC add-in and other markets in the future periods to continue to fluctuate due to change in demand in the general market and the timing and complexity of the engineering development projects required by our customers.

Net Revenues by Geographic Region. The following table sets forth our net revenues by geographic region (in thousands):

	Three months ended
	April 29,	% of total	April 30,	% of total
	2006	net revenues	2005	net revenues
Asia	$8,962	61%	$5,367	84%
North America	2,426	16%	737	12%
Europe	3,395	23%	173	3%
Other regions	16	-	98	1%
Total net revenues	$14,799		$6,375

Asia. The revenues from Asia (which consists primarily of revenues from Korea, Taiwan, Japan and China) increased $3.6 million, or 67%, in the first quarter fiscal 2007 as compared to the same period a year ago. The increase in revenues from Asia was due primarily to increased demand for our chipset products to the connected media player and IP video technology markets, which are generally concentrated in Asia. In addition, we experienced a shift from direct customer orders in North America and Europe to Asia and volume orders received from Asia original equipment manufacturers, which were partially offset by lower average selling prices given to these orders and large orders received from new customers in North America and Europe. We expect that our revenues from Asia will continue to increase due to increasing orders previously placed directly by our customers in North America and Europe who now manufacture their products in Asia by contracting with original equipment manufacturers.

Revenues from our Asia region which were over 10% of total net revenues for the first quarter ended April 29, 2006 and April 30, 2005 are as follows:

	Three months ended
	April 29, 2006	April 30, 2005
Korea	24%	27%
China	*	31%
Taiwan	11%	19%

* less than 10% of total net revenues

North America. North American revenues increased $1.7 million, or 229%, for the first quarter of fiscal 2007 as compared to the same period a year ago. The significant increase was largely due to volume orders received from a new customer and existing customers for our chipset products in the IP video technology market. We expect that our revenues from North America will continue to fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products. As a result, our sales are moved between our North American customers and our overseas OEMs.

Europe. European revenues increased $3.2 million for the first quarter of fiscal 2007 as compared to the same period a year ago. The significant increase in revenues from Europe was primarily attributable to volume orders for chipset products from a new customer in the IP video technology market. We anticipate revenues in Europe will fluctuate due to the fact that our customers may place orders with other manufacturers in other regions, who incorporate our products into their final products. As a result, our sales will move from our European customers to our customers in other regions.

For the first quarter ended April 29, 2006, our international revenues were 84% of our total net revenues as compared to approximately 88% in the same period a year ago. We expect that international sales will continue to account for a significant portion of revenues, due in part to the significant overseas manufacturing of consumer appliances by our chipset customers.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows:

		Three months ended
Customers	Regions	April 29, 2006	April 30, 2005
A	Asia	24%	26%
B	Europe	15%	N/A
C	Europe	Less than 1%	12%
D	Asia	*	12%

* No single customer accounted more than 10% of our total net revenues

Major customers that accounted for over 10% of our total net receivables are as follows:

		Three months ended
Customers	Regions	April 29, 2006	April 30, 2005
A	Asia	26%	23%
B	Europe	19%	-
C	Europe	*	18%
D	Asia	11%	24%
E	Europe	*	12%
F	North America	11%	-

* No single customer accounted more than 10% of our total net receivables

Gross Margin. Our gross margin for the quarter ended April 29, 2006 was 52% as compared to 65% for the corresponding period of the prior year. This decrease was primarily due to lower average selling prices provided to original equipment manufacturers for volume orders. We believe our gross margins are naturally trending toward the industry norms, which we believe range from 43% to 53%. Mitigating this, we have active cost reductions in place that will begin to lower certain product costs. Moving forward, depending on our rate of growth, we believe gross margins could temporarily move 2% to 4% below the current level, then return to the low 50’s in the future. If we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margin will continue to decline.

Operating Expenses.

	Three months ended
	April 29, 2006	% of total net revenues	April 30, 2005	% of total net revenues
Research & development expense	5,153	35%	3,565	56%
Sales and marketing expenses	1,460	10%	1,212	19%
General & administrative expenses	1,826	12%	1,235	19%

Research and development expenses increased by $1.6 million, or 45%, during the first quarter of fiscal 2007 as compared with the corresponding period of the prior year. The increase in research and development expenses compared to last year resulted from the expensing of stock options of $439,000 associated with research and development personnel, the consolidation of Blue7 operating expenses of $818,000, amortization expenses from Blue7’s intangible assets of $255,000, mask charges and tape out costs of our new silicon based products. As a result of our continuing efforts in the development of our proprietary MPEG and WMV9 based products, adoption of the expensing of stock option, amortization of Blue7’s intangible assets and the addition of research and development personnel as a result of our acquisition of Blue7 on February 16, 2006, research and development expenses will continue to increase in absolute dollars in the near term.

Sales and marketing expenses increased by $248,000 or 20%, during the first quarter of fiscal 2007 as compared with the corresponding period of the prior year. The increase was due primarily to expensing of stock options of $125,000 associated with sales and marketing personnel, sales commission of $94,000 and general increase in sales and marketing expense offset by a decrease of $49,000 in employment compensation as a result of reduction of headcount. Going forward, we expect that our sales and marketing expenses will increase in absolute dollars year-over-year as we intend to continue to expand our sales and marketing organization.

General and administrative expenses increased by $591,000, or 48%, during the first quarter of fiscal 2007 as compared with the corresponding period of the prior year. The increase in the first quarter was primarily a result of the costs related to Sarbanes-Oxley compliance and expensing of stock options of $177,000 associated with general and administrated personnel. We expect our general and administrative expenses to increase in future periods in absolute dollars due to increasing costs of professional services and other expenditures associated with our business.

Gain on sale of long-term investment. During the first quarter of fiscal 2007, we did not sell any long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1,083,000. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. We do not expect that we will sell any of our remaining investments in the near future.

Other income. The other income primarily consisted of interest income from short-term investment offset by interest expense for a bank loan.

Income Tax Expense. The provision for income taxes for the three months ended April 29, 2006 and April 30, 2005 consists of foreign income taxes.

As a result of incurring substantial net operating losses in previous years, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2006, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $24.1 million, which represents a decrease of $2.3 million compared with $26.4 million at January 31, 2006.

This decrease resulted from net cash used in operating activities of $1.7 million, direct cost related to Blue7 acquisition of $721,000 and capital expenditures of $546,000 offset by the exercise of stock options and purchases of common stock by employees of $579,000. The increased cash used in operating activities was due primarily to an increase of $4.5 million in accounts receivable and $4.2 million in inventory offset by an increase of $5.4 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were due primarily to increased number of new customers and sales orders, higher levels of production and increased credit purchase of materials, respectively.

Credit Facilities

On August 12, 2005, we entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $0.5 million.

The Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels its payroll cycles, which drive, as necessary, short term borrowing requirements.

The first 2-year Line of Credit allows us to borrow up to 80% of our accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows us to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, the loans under the Loan Agreement can be repaid without premium or penalty. As of April 29, 2006, we had no amounts outstanding under these two Lines of Credit but had availability to draw drown approximately $7.6 million. On February 8, 2006, we utilized $2.4 million of the first 2-year Line of Credit for a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from February 17, 2006, through April 29, 2006, was approximately 8%. As of April 29, 2006, we had $395,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$216
Second year	179
Total	$395

Under the Loan Agreement, we are subject to certain financial covenants. As of April 29, 2006, we were in compliance with all of the covenants contained in the Loan Agreement.

We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. As of April 29, 2006, the total amount of outstanding non-cancelable purchase orders was approximately $4.8 million.

Our primary sources of funds to date have been proceeds from common stock issuances, and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. It is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 29, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes, except for goodwill and other intangibles and stock-based compensation, to the Company’s critical accounting policies as described in the Company’s 2006 Annual Report on Form 10-K.

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

Interest Rate Sensitivity. As of April 29, 2006, we held approximately $11.4 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

As of April 29, 2006, we had borrowings outstanding of $395,000 under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two variable interest rate bank lines of credit. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at April 29, 2006 the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, as of April 29, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. During this evaluation, management considered the impact that the material weakness described below and identified in connection with the assessment of our internal control over financial reporting as of January 28, 2006 might have on our disclosure controls and procedures. Based upon this evaluation and because the material weakness has not yet been remediated, our CEO and CFO concluded that as of April 29, 2006, our disclosure controls and procedures were not effective.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to include a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. In this report, we identified a material weakness because we had inadequate controls in place to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities and Exchange Commission, or SEC, reporting matters. This material weakness is more fully described under “Management’s Annual Report on Internal Controls Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the “2006 Form 10-K”) We are still in the process of remediating this material weakness.

To address the material weakness described in “Management’s Annual Report on Internal Controls Over Financial Reporting” in Item 9A of the 2006 Form 10-K, we performed additional analyses and other procedures (as further described below under the subheadings “Interim Measures”under “Management’s Remediation Initiatives and Interim Measures”) to ensure that the consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Remediation Initiatives and Interim Measures

In an effort to remediate the material weakness discussed above, we plan to continue to review and make necessary changes to the overall design of our internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, we have implemented or intend to implement during the remainder of this fiscal year the specific measures described below. In the absence of full implementation of these remediation measures and in connection with the April 29, 2006 quarter-end reporting process, we have undertaken the additional measures described under the subheading“—Interim Measures” below to provide assurance regarding the reliability of financial reporting and the preparation of our financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to us and our consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

Remediation Initiatives. Our failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements contributed to our failure to maintain effective controls over the financial reporting process. To remediate the material weakness described above, we have implemented or plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

General plan for hiring and training of personnel—Our planned remediation measures are intended to generally address this material weakness by ensuring that we will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. These measures include the following:

(a)	We hired a SEC reporting manager with relevant accounting experience, skills and knowledge in January 2006;

(b)	We hired a Director of Internal Audit with relevant accounting/audit experience, skills and knowledge in May 2006;

(c)	We plan to continue to hire, and has allocated resources to hire, additional accounting personnel with relevant accounting experience, skills and knowledge;

(d)
We plan to retain the services of outside consultants, other than our independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel as needed; and

(e)
We plan to implement an enhanced formal training process for the training of financial/accounting staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

Control deficiencies not constituting material weaknesses

In addition to the material weakness described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of January 28, 2006. We have implemented and plan to implement during the current fiscal year various measures to remediate these control deficiencies and have undertaken other interim measures to address these control deficiencies.

Management’s Conclusions

Management believes the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness discussed above and identified in “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A of the 2006 Form 10-K. However, management has not yet implemented all of these measures or tested them. Management has concluded that the interim measures described aboveprovide assurance regarding the reliability of financial reporting and the preparation of our financial statements included in this Quarterly Report on Form 10-Q and has discussed its conclusions with our Audit Committee.

Changes in internal control over financial reporting.

Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended April 29, 2006 that had a material affect or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

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

We are now required to expense options granted under our employee stock plans as compensation, which could significantly reduce our net income and earnings per share and may force us to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123R in our first quarter of fiscal 2007. When such adoption was implemented on January 29, 2006, our net income and earnings per share was negatively impacted. We expect our net income and earnings per share to be negatively impacted in the near term as a result of the expensing of stock options. As a result, we may decide in the future to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

We incurred significant operating losses in fiscal 1995, 1996, 1998, 2001, 2002 and 2003 and had negative cash flow in fiscal 1995, 1998, 2002 and 2003. Since our introduction of the REALmagic® MPEG product line in November 1993, we have made significant investments in marketing and technological innovation for our REALmagic products. As a result of our investments, we experienced significant losses through fiscal 1996. Fiscal 1995, 1996 and 1998 also included significant losses associated with products other than those related to our REALmagic technology. Fiscal 2001, 2002 and 2003 included significant losses associated with a decline in demand for our REALmagic products. In recent years, we made significant investments in our development efforts primarily on three aspects: decoder technologies, including all forms of MPEG, H.264, VC-1, and a wide range of audio codecs; secure media processing, including DRM, conditional access, and secure data path; and fully integrated system-on-chip (SOC) solutions. We may not recognize the benefits of these investments. We turned profitable for the fiscal year ended January 31, 2004. However, we cannot assure that we will continue to be profitable. Since our inception through April 29, 2006, our total accumulated deficit is $57.8 million. We may incur operating losses in future periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we are required to include a report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management's assessment. In order for management to evaluate, conclude, and report their assessment of effectiveness of internal control over financial reporting, we documented both the design and testing of our internal controls in extensive detail. This included a material weakness, which resulted in an adverse opinion on the effectiveness of our internal controls, related to inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities and Exchange Commission, or SEC, reporting matters. We are evaluating and taking additional steps and actions needed to improve our financial infrastructure and to eliminate ma the significant deficiencies and weaknesses identified. If we fail to remediate our existing material weakness or if we identify any new material weaknesses, we may be unable to prevent a material misstatement in our reported financial information and investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

In fiscal 2006, one customer in Asia accounted for 25% of our total net revenues. For the quarter ended April 29, 2006 one customer in Asia accounted for 24% and one customer in Europe accounted for 15% of our total net revenues. Our dependence on a few major customers will likely continue despite other changes in the composition of our customer base. The reduction, delay or cancellations of orders from major customers or the loss of major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risk, which could adversely affect our financial results.

Our international sales represented 89%, 86% and 86% of total net revenues for fiscal 2006, 2005 and 2004, respectively. For the quarter ended April 29, 2006, our international sales represented 84% of our total net revenues. We anticipate that sales to international customers will continue to constitute a substantial percentage of our net revenues. Also, one of the foundries that manufactures our products and components is located in Asia.

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

We have two lines of credit at a bank, expiring in August 2007, which allow for borrowings of up to $15.0 million. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business. As of April 29, 2006, the total outstanding balance under the term loan was $395,000. We had no amounts outstanding under these two lines of credit but had availability to draw drown approximately $7.6 million. On February 8, 2006, we utilized approximately $2.4 million from one of two lines of credit for issuance of a standby letter of credit to a supplier.

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

Date: June 8, 2006

By: /s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Kit Tsui
Kit Tsui
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)