Form 10-Q
period 2006-07-29
SIGMA DESIGNS INC
filed 2007-04-20
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32207

Sigma Designs, Inc.

(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1221 California Circle

Milpitas, California 95035

(Address of principal executive offices including zip code)

(408) 262-9003

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of March 31, 2007, there were 22,903,930 shares of the Registrant’s Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our company,” “Sigma” or “the Company.”

THIS FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE REVIEW OF OUR HISTORICAL STOCK OPTION GRANT PRACTICES, CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: ACTIONS BY THE SECURITIES AND EXCHANGE COMMISSION OR OTHER REGULATORY AGENCIES AS A RESULT OF THEIR REVIEW OF OUR STOCK OPTION PRACTICES, AND DERIVATIVE LITIGATION OR OTHER ACTIONS RELATING TO THE FOREGOING; OUR DEPENDENCE ON THE EXPANSION OF EVOLVING SEGMENTS OF THE CONSUMER ELECTRONICS MARKET; FLUCTUATING OPERATING RESULTS; PRICING PRESSURES; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL REGULATIONS; MONETARY AND FISCAL POLICIES; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q as of and for the three and six months ended July 29, 2006, we are restating our consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and six months ended July 30, 2005 and the related condensed, consolidated statement of cash flows for the six months ended July 30, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 1, and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), we are restating our consolidated balance sheet as of January 28, 2006, January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to September 21, 2006, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-K, Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after September 21, 2006.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 29, 2006	January 28, 2006
		(As Restated) (1)
Assets
Current assets:
Cash and cash equivalents	$15,205	$16,827
Short-term investments	8,424	9,525
Accounts receivable, net	12,015	4,951
Notes receivable - related party	—	900
Inventories	10,910	3,830
Prepaid expenses and other current assets	761	1,138

Total current assets	47,315	37,171
Equipment and leasehold improvements, net	1,775	1,474
Long-term investments	282	1,282
Goodwill	5,020	—
Other intangible assets, net	6,139	—
Other non-current assets	425	430

Total Assets	$60,956	$40,357

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,327	$3,467
Accrued liabilities	6,869	5,667
Bank line of credit	1,000	—
Current portion of bank term loan	221	211

Total current liabilities	18,417	9,345
Bank term loan	124	233
Other long-term liabilities	53	102

Total liabilities	18,594	9,680
Commitments and contingencies
Shareholders’ equity:
Common stock	116,136	107,700
Shareholder note receivable	(58)	(58)
Deferred compensation	—	(4,303)
Accumulated other comprehensive income	291	204
Accumulated deficit	(74,007)	(72,866)

Total shareholders’ equity	42,362	30,677

Total Liabilities and Shareholders’ Equity	$60,956	$40,357

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements”, of the accompanying Notes to Condensed Consolidated Financial Statements. Amounts have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As Restated) (1)		(As Restated) (1)
Net revenues	$20,136	$7,961	$34,935	$14,336
Cost of revenues	11,174	2,449	18,543	4,836

Gross profit	8,962	5,512	16,392	9,500

Operating expenses:
Research and development	5,039	3,625	10,266	7,452
Sales and marketing	1,706	1,327	3,485	2,814
General and administrative	2,149	907	4,103	2,503

Total operating expenses	8,894	5,859	17,854	12,769

Income (loss) from operations	68	(347)	(1,462)	(3,269)
Gain on sale of long-term investment	—	—	—	1,083
Interest and other income, net	179	94	355	177

Income (loss) before income taxes	247	(253)	(1,107)	(2,009)
Provision for income taxes	31	1	33	4

Net income (loss)	$216	$(254)	$(1,140)	$(2,013)

Basic net income (loss) per share	$0.01	$(0.01)	$(0.05)	$(0.09)
Shares used in computing per share amount	22,710	21,286	22,567	21,237

Diluted net income (loss) per share	$0.01	$(0.01)	$(0.05)	$(0.09)
Shares used in computing per share amount	25,214	21,286	22,567	21,237

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements”, of the accompanying Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
		(As Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,140)	$(2,013)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	996	386
Stock-based compensation expense	2,361	788
Provision for (recovery of) inventory valuation	248	(14)
Provision for bad debts and sales returns	32	14
Gain on sale of long-term investment	—	(1,083)
Changes in operating assets and liabilities:
Accounts receivable	(7,096)	946
Inventories	(7,328)	410
Prepaid expenses and other current assets	379	161
Accounts payable	6,121	(1,572)
Accrued liabilities and others	1,182	518
Other	(30)	—

Net cash used in operating activities	(4,275)	(1,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(13,993)	(22,946)
Sale of short-term investments	15,126	23,900
Purchase of equipment	(682)	(406)
Sale of long-term investment	—	1,083
Cash received in business acquisition, net of cash paid	147	—
Issuance of short-term promissory note	—	(500)
Other	20	65

Net cash provided by investing activities	618	1,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	1,000	600
Net proceeds from sale of common stock	1,079	827
Repayment of bank line of credit	(99)	(78)

Net cash provided by financing activities	1,980	1,349

Effect of foreign exchange rates changes on cash	55	(7)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,622)	1,038

CASH AND CASH EQUIVALENTS:
Beginning of period	16,827	10,250

End of period	$15,205	$11,288

Supplemental disclosure of cash flow information:
Common stock issued and stock options assumed for Blue7 Acquisition	$11,414	$—

Cash paid for interest	$35	$16

Cash paid for income taxes	$5	$9

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements”, of the accompanying Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Sigma Designs, Inc. (the Company) specializes in silicon-based digital media processors for IP video technology, connected media players, high-definition television and PC add-in and other markets. The Company’s award-winning technology is used in a variety of consumer applications providing highly integrated solutions for high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9). The Company sells its products to consumer equipment manufacturers, distributors, value-added resellers and corporate customers.

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended February 3, 2007 included in the Company’s 2007 Annual Report on Form 10-K to be filed with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 29, 2006 and January 28, 2006, the consolidated results of its operations for the three months and six months ended July 29, 2006 and July 30, 2005, and the consolidated cash flows for the six months ended July 29, 2006 and July 30, 2005. The results of operations for the three months and six months ended July 29, 2006 and July 30, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. The second fiscal quarter of 2007 ended on July 29, 2006. The second fiscal quarter of 2006 ended on July 30, 2005.

On February 16, 2006, we completed the acquisition of Blue7 Communications (“Blue7”). See Note 11.

Certain reclassifications have been made to prior year balances in order to conform to the current periods’ presentation.

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

We are currently amortizing acquired intangible assets with definite lives. Acquired developed technology is amortized over 7 years and noncompete agreements are amortized over the contractual period (currently 3 years). The amortization expense for acquired developed technology is classified as cost of sales and the amortization expense for other acquired intangible assets is classified as research and development expense in our consolidated statements of operations.

Stock-Based Compensation

During the first quarter of fiscal 2007, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date which are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123(R) had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in our consolidated statements of operations.

3. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-Q as of and for the three and six months ended July 29, 2006, the Company is restating its consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and six months ended July 30, 2005, and the related condensed, consolidated statement of cash flows for the six months ended July 30, 2005 as a result of an independent stock option investigation commenced by the Audit Committee of our Board of Directors and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. In our Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), the Company is restating its consolidated balance sheet as of January 28, 2006, January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to September 21, 2006, and the related opinions of the independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-K, Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after September 21, 2006.

Background/Stock Option Investigation

We previously disclosed, on July 26, 2006, that the Audit Committee of our Board of Directors had commenced an internal investigation, assisted by outside legal counsel and accounting experts, of our practices related to historical stock option grants. During the investigation, the Audit Committee reviewed stock option grants to officers, directors and employees from 1997 to 2006 encompassing approximately 1,000 grants on 41 different grant dates. On September 21, 2006, we announced that certain of the actual measurement dates for prior option grants may differ from the recorded measurement dates.

The Audit Committee concluded its investigation in April 2007. Its investigation found that nearly all of the stock option grants for new hires, as well as for promotion and retention, were approved by the use of Unanimous Written Consents (“UWC” or “UWCs”) of the Company’s Board, rather than at a Board meeting. The Audit Committee found that the Company’s process resulted in grant dates on the UWCs routinely established before the receipt of fully-signed UWCs authorizing such grants. The Audit Committee also found that due to these and other deficiencies in the administration of our stock option plans, a number of options grants between 1997 and 2006 were misdated.

The Audit Committee has concluded that the stock option grant process, including the UWC process described above, reflected management’s lack of appreciation of the legal and accounting standards of the stock option grant process and the erroneous belief that dates other than the stated grant date were, at best, administrative in nature and not governing. Based on the quarterly low price points of the option grants, and absent any objective documentation to the contrary, the Audit Committee has also speculated that the ultimate selection of the grant dates stated on the UWCs may have benefited from limited hindsight, but it has not found any conclusive evidence to this effect. The Audit Committee did not find any evidence of intent to deceive or to destroy or alter documents or to obstruct or impede the investigation in any way.

As a result of the review, the Audit Committee recommended the prompt hiring of a CFO with extensive public experience and GAAP knowledge. A new CFO joined the Company on February 8, 2007. The Audit Committee also recommended the following changes to the process by which the Company grants stock options, which the Company has commenced implementing:

1.	Require approval of all option grants at a Board meeting and that UWCs no longer be used.

2.	Improvement in Internal Controls:

•

Revise stock option documentation and create appropriate controls for annual, new hire and promotion option grant preparation, presentation for approval, entry into Equity Edge stock option database, and notification to employees.

•	Adopt specific internal control that all internal approvals for stock option grants be obtained prior to presentation to the Compensation Committee or Board action.

•

Develop an annual plan for issuance of options together with guidelines for the number and types of stock option awards that are offered to the different salary grades, which shall be reviewed and approved annually by the Compensation Committee after or in connection with the Board’s approval of the annual business plan.

3.	Training: The Company, under the direction of the CFO, will establish cross-functional training for personnel in all areas associated with the stock option granting process:

•

The training will cover (i) stock option and other equity award programs and related improvements to equity compensation controls, processes and procedures, (ii) accounting implications of equity award grants, and (iii) legal and tax implications of equity award grants.

•

The Company will require that all personnel responsible for stock option administration participate in training at least annually, including (i) Chief Executive Officer and all direct reports, (ii) finance department members, (iii) HR department members, (iv) stock administration department members, and (v) all new employees involved in the above-listed functions or roles.

Accounting Considerations – Stock-Based Compensation

The Company originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. The Company issued all grants with an exercise price equal to the fair market value of its common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

As a result of the findings of the investigation conducted by the Audit Committee and the Company’s own further review of its stock option granting practices, the Company determined that, although fixed accounting under APB 25 was appropriate, the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, the Company was only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, the Company developed a methodology to establish the revised measurement date as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below, the Company concluded that it was appropriate to revise the measurement dates for these grants based upon our findings, and the Company refers to these revised measurement dates as the “Deemed Measurement Dates”.

The Company calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the Deemed Measurement Date as the closing price of its common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the underlying options (generally four years).

The methodology developed by such advisor was used by us, with such advisor’s assistance, to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options Effective January 2006 – Effective January 2006, the Company amended its practice of granting options to new hire non-officer employees to grant all such options at the end of the quarter in which the employee was hired. Accordingly, the Company determined the Deemed Measurement Date for each of these grants to be the last business day of the quarter of the employee’s quarter of hire, because it was determined to be the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options – The Company determined the Deemed Measurement Dates for all stock option grants other than those described above to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined, and the Communication Date was used in those cases where the Approval Date could not be determined or was determined to be unreliable.

The “Approval Date” for the stock option was the date set forth in executed minutes or a fully-executed consent of the board of directors or stock option committee, provided that (1) documentary evidence existed that the allocation of shares had been finalized on such date, and (2) the Communication Date for the stock option was within 30 days of the Approval Date.

The “Communication Date” for the stock option was the date the Company determined the key terms of the option (both the number of shares and the exercise price) to be initially communicated to the optionee. In the absence of specific documentary evidence of initial communication, the Company generally determined the Communication Date to be the earliest of: (1) the date the employee record was added to the stock option database application (the “Record Add Date”); (2) the optionee manual signature date on the stock option agreement (the “Stock Option Agreement Date”); and (3) for officers and directors, the date that a Form 3 or 4 was filed with the SEC with respect to the grant (the “Form 3/4 Date”). However, if the Company determined that the earliest date was the Record Add Date, and if the Stock Option Agreement Date was more than 30 days after the Record Add Date, then the Company determined the Communication Date to be the earlier of the Stock Option Agreement Date or the Form 3/4 Date.

When applying this methodology to groups of grants, the Company generally determined the Communication Date for the group to be the latest Record Add Date, the earliest Stock Option Agreement Date, as the Company determined that, under its stock option grant process, the terms of stock options were generally communicated concurrently to each member of the group. The Company excluded a limited number of options, or “Outliers”, from the determination of the latest Record Add Date and the earliest Stock Option Agreement Date for a group of grants when, based upon available evidence, it considered the Outlier dates as not reliable as to the date that the terms of the stock option grants were communicated to the group.

The Company determined that variable accounting under APB 25, which is required in situations when the terms of option grants are modified subsequent to the date that all granting actions are complete, was not applicable for any of the grants during the Review Period.

The methodology described above, and the determination of which stock option grants should be considered Outliers, as described above, involves judgment. We believe that the judgments applied are consistent with the provisions of the appropriate accounting pronouncements and the letter from the Office of the Chief Accountant of the SEC to the Financial Executives International and the American Institute of Certified Public Accountants dated September 19, 2006.

As stated above, using this methodology, we recorded an aggregate pre-tax charge for stock compensation related adjustments of $16.2 million relating to the Restatement Period. If we had consistently used the Record Add Date as the Deemed Measurement Date for all grants in which the recorded grant date could not be relied upon (and excluded Outliers, consistent with the application of our methodology), the aggregate pre-tax stock-based compensation charges relating to the Restatement Period would have been approximately $16.8 million. Alternatively, if we would have used the highest or lowest trading prices of our common stock between the last date of documentary approval evidence (which was otherwise deemed unreliable, generally because the date of all approvals could not be verified) before the Deemed Measurement Date and the Deemed Measurement Date, since a measurement date could have occurred on any date between those two dates, the aggregate pre-tax stock-based compensation charges relating to the same periods would have been $15.4 million if we had used the lowest price and $17.5 million if we had used the highest price.

Restatement Adjustments

The Company’s restated condensed consolidated financial statements incorporate stock-based compensation expense and related payroll taxes, interest expenses and penalties. The restatement adjustments result in a $16.4 million increase in accumulated deficit as of January 28, 2006. The total restatement impact through January 31, 2004, of $10.2 million, has been reflected as a prior period increase in accumulated deficit as of that date.

The Company also recorded restatement adjustments to its condensed consolidated financial statements for the quarter ended April 29, 2006. See Note 19 “Quarterly Financial Information” of the Company’s notes to consolidated financial statements in its 2007 Form 10-K for more information on the Company’s quarterly information.

The following table summarizes the impact of the restatement adjustments to net income (loss) for the three and six months ended July 30, 2005 (in thousands):

	Net Income (loss)
	Three Months Ended Jul. 30, 2005	Six Months Ended Jul. 30, 2005
As previously reported	$163	$(554)
Adjustments:
Stock-based compensation and related expense	(380)	(789)
Payroll taxes, interest and penalties	(37)	(446)
Other	—	(224)

Total adjustments	(417)	(1,459)

As adjusted	$(254)	$(2,013)

The restatement adjustments reduced the Company’s previously reported diluted earnings per share by $(0.02) and $(0.06) for the three and six months ended July 30, 2005, respectively.

The table below presents the impact of the individual restatement adjustments, which is explained in further detail following the table (in thousands):

	Three Months Ended April 26, 2006	Fiscal Years
		2006	2005	2004	2003	2002	2001	2000	1999	1998
Stock-based compensation expense	$1,095	$1,582	$1,476	$1,553	$1,343	$1,156	$1,315	$1,532	$1,137	$997
Accelerated vesting and extended exercisability	55	—	—	76	8	—	—	—	—	33
Payroll taxes, interest and penalties	372	1,403	227	700	155	15	227	523	22	38

Total stock-based expenses	1,522	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Less: Compensation expense previously recorded	(795)	—	—	—	—	—	—	—	—	—

Net adjustment to net income (loss) due to stock-based compensation	727	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Add: Other accounting adjustments	67	460	262	(123)	(153)	(161)	(242)	66	—	—

Total adjustments to net income (loss)	$794	$3,445	$1,965	$2,206	$1,353	$1,010	$1,300	$2,121	$1,159	$1,068

Stock-Based Compensation – These adjustments are from the Company’s determination that the initially recorded measurement dates of option grants could not be relied upon, based upon the Audit Committee’s investigation and the Company’s subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Accelerated vesting and extended exercisability – These adjustments were made as a result of the acceleration of stock option vesting upon termination and the extension of the exercisability of certain options held by a few employees.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Options under the U.S. Internal Revenue Code (“IRC”), or ISOs, were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under IRC tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. These stock options are referred to as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll-related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. As of February 3, 2007, the Company has recorded a net liability of approximately $3.9 million in connection with the potential disqualification of ISO tax treatment for option awards. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to expiration of statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of operations.

Because virtually all holders of options issued by the management of the Company were not involved in or aware of the incorrect pricing of the Affected ISOs, management has taken certain actions and is considering possible additional actions to address the impact of certain adverse tax consequences, including under IRC Section 409A, that may result from the exercise price of stock options being less than the fair market value of the Company’s common stock on the Deemed Measurement Date, as defined below. IRC Section 409A (and, as applicable, similar tax laws in California and other states) imposes penalty taxes on our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004 (the “409A Affected Options”). The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or cure, for 409A Affected Options. In December 2006, the Company entered into agreements with each of its executive officers to amend the 409A Affected Options held by such person to limit the period of exercisability to a defined calendar year. Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). In connection with such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, we have sent the IRS and California Franchise Tax Board (“FTB”) notices of our intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from these 409A Affected Options exercised during 2006. In connection with our participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional compensation tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

Income tax benefit (provision) – Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, the Company recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as the Company believes that sufficient doubt exists that it will be able to realize the value of those assets.

Other Accounting Adjustments

In addition to the stock-based compensation adjustments described above, we also made certain other adjustments to our previously-reported net income (loss):

•

During our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the employees previously with Blue7 upon the acquisition. As a result, the increase in purchase price of $0.7 million was recorded as an increase to both goodwill and future stock-based compensation expense as of the date of acquisition. This compensation expense will be amortized to our consolidated statement of operations over the remaining vesting period of the related options. For the first quarter of fiscal 2007, we recorded incremental stock-based compensation expense of $40,000.

•

During our fiscal 2007 audit, we determined that the collection of our French research and development tax credit was reasonably assured and, therefore, should have been accounted for using the accrual method, whereas such credits were previously recorded upon the receipt of cash. As a result, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record aggregate income of $217,000 in Interest and other income.

•

For fiscal 2005 and prior years we accrued and expensed estimated audit and tax professional fees ratably during the fiscal year prior to such services being actually performed. As a result, we restated fiscal years 2003 through 2006 to reflect the expensing of such audit and tax professional fees as the services were performed. The restatement for this element resulted in increases (decreases) in General and administrative expenses of zero, $224,000, and $(105,000) for each of fiscal year 2007, 2006, and 2005, respectively.

•

During our fiscal 2007 audit, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record certain adjustments to previously-provided income taxes. These adjustments amounted to an aggregate increase in income tax provision and income taxes payable of $326,000 to reflect income taxes related to our foreign subsidiaries.

•	During our fiscal 2007 audit, we restated our previously-reported operating results for the first quarter of fiscal 2007 to record an increase to our warranty reserve and warranty expense of $27,000.

In addition to the above adjustments, reclassifications have been made to prior year balances to conform to the current year presentation.

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of income for the three and six months ended July 30, 2005 (in thousands).

	Three Months Ended				Six Months Ended
	July 30, 2005				July 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
NET REVENUES	$7,961	$—		$7,961	$14,336	$—		$14,336
COST OF REVENUES	2,421	28	(1)	2,449	4,683	153	(1)	4,836

GROSS PROFIT	5,540	(28)		5,512	9,653	(153)		9,500
OPERATING EXPENSES:
Research and development	3,472	153	(1)	3,625	7,037	415	(1)	7,452
Sales and marketing	1,242	85	(1)	1,327	2,454	360	(1)	2,814
General and administrative	788	119	(1)	907	2,023	480	(1)	2,503

Operating expenses	5,502	357		5,859	11,514	1,255		12,769

INCOME (LOSS) FROM OPERATIONS	38	(385)		(347)	(1,861)	(1,408)		(3,269)
Gain on sales of long-term investments	--	--		--	1,083	--		1,083
Interest income and other income, net	126	(32	) (2)	94	228	(51	) (2)	177

INCOME BEFORE INCOME TAXES	164	(417)		(253)	(550)	(1,459)		(2,009)
PROVISION FOR INCOME TAXES	1	--		1	4	--		4

NET INCOME	$163	$(417)		$(254)	$(554)	$(1,459)		$(2,013)

NET INCOME PER SHARE:
Basic	$0.01	$(0.02)		$(0.01)	$(0.03)	$(0.06)		$(0.09)
Diluted	$0.01	$(0.02)		$(0.01)	$(0.03)	$(0.06)		$(0.09)
SHARES USED IN COMPUTATION:
Basic	21,286			21,286	21,237			21,237
Diluted	23,948			21,286	21,237			21,237

(1)	Includes the impact of stock-based compensation charges and related payroll taxes.
(2)	Includes the impact of penalties and interest in connection with payroll tax liabilities recorded.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet as of January 28, 2006 (in thousands).

	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,827	$—		$16,827
Short-term investments	9,525	—		9,525
Accounts receivable (net of allowances of $1,491)	4,951	—		4,951
Note receivable - related party	900	—		900
Inventories	3,830	—		3,830
Prepaid expenses and other current assets	1,001	137		1,138

Total current assets	37,034	137		37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS – net	1,474	—		1,474
LONG-TERM INVESTMENTS	1,282	—		1,282
OTHER NON-CURRENT ASSETS	169	261		430

TOTAL ASSETS	$39,959	$398		$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,467	$—		$3,467
Accrued liabilities and other	2,031	3,636	(2)	5,667
Current portion of bank term loan	211	--		211

Total current liabilities	5,709	3,636		9,345
BANK TERM LOAN	233	—		233
OTHER LONG - TERM LIABILITIES	102	—		102

Total liabilities	6,044	3,636		9,680
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - no par value: 35,000,000 shares authorized; 21,945,874 shares outstanding	91,131	16,569	(1)	107,700
Shareholder note receivable	—	(58	) (1)	(58)
Deferred compensation	—	(4,303	) (1)	(4,303)
Accumulated other comprehensive income	23	181		204
Accumulated deficit	(57,239)	(15,627	) (1)(2)	(72,866)

Total shareholders’ equity	33,915	(3,238)		30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,959	$398		$40,357

(1)	Includes the impact of stock-based compensation charges.
(2)	Includes the impact of payroll taxes and related penalties and interest.

4. Short-Term Investments

Short-term investments represent highly-liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income (loss) within shareholders’ equity. While the Company’s intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

5. Long-Term Investments

On February 16, 2006, the Company acquired the remaining 83% ownership of Blue7 in which the Company had previously invested $1.0 million in fiscal 2006. After the acquisition, Blue7 became the Company’s 100%-owned subsidiary. During the three months and six months ended July 29, 2006, the Company did not sell any long-term investments. During the first quarter of fiscal 2005, the Company sold its investment in Series B Preferred stock of a local MPEG-4 system provider for $1.1 million. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment.

6. Stock-Based Compensation

On January 29, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including equity awards related to the 2001 Employee Stock Option Plan (the “2001 Option Plan”), 2003 Director Stock Option Plan (the “2003 Director Plan”) and 2001 Employee Stock Purchases Plan (the “2001 Purchase Plan”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Our Condensed Consolidated Financial Statements as of and for the three months and six months ended July 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended July 29, 2006 were $1.2 million and $2.5 million, respectively, which related to the grant of stock options and stock purchase rights. Stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three months and six months ended July 30, 2005 was recorded in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Stock-based compensation expense recognized during fiscal 2007 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense for the three and six months ended July 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized for the three months and six months ended July 29, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2001 Employee Stock Option Plan (the”2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On March 8, 2006, an additional 877,834 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of July 29, 2006, the Company has reserved a total of 4,366,000 shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant. The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005. During the three and six months ended July 29, 2006, we granted stock options of 50,000 and 98,700 with estimated total grant-date fair values of $293,000 and $739,000, respectively.

2003 Director Stock Option Plan (the “2003 Director Plan”): During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005. A total of 200,000 shares of common stock are currently reserved for issuance under the 2003 Director Plan, of which 65,000 has been granted as of July 29, 2006. During the three and six months ended July 29, 2006, we granted stock options of 15,000 with an estimated total grant-date fair value of $124,000.

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

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2006, 2005 and 2004, 81,569, 66,798 and 69,327 shares of the Company’s common stock were purchased at an average price of $6.59, $6.58 and $4.51 per share, respectively. For the second quarter of fiscal 2007, 64,868 shares of the Company’s common stock were purchased at an average price of $3.22 per share. On March 8, 2006, an additional 25,000 shares was reserved under the 2001 Purchase Plan for future purchases by employees. At July 29, 2006, 226,292 shares under the 2001 Purchase Plan remain available for future purchase. In addition, the Company recorded compensation expense of $35,000 and $86,000 in the three months and six months ended July 29, 2006.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three-month and six-month periods ended July 29, 2006 was as follows (in thousands):

	Three Months Ended July 29, 2006	Six Months Ended July 29, 2006

Stock-based compensation by type of award:
Stock options	$1,097	$2,182
Employee stock purchase plan	35	86

Total stock-based compensation	1132	2,268
Tax effect on stock-based compensation	(431)	(863)

Net effect on net income	701	1,405

Effect on income per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, grant price, market price and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months and six months ended July 29, 2006 was $6.42 and $11.85 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months and six months ended July 29, 2006 was $8.44 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended July 29, 2006		Six Months Ended July 29, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan

Expected volatility	69%	63%	73%	63%
Risk free interest rate	4.82%	5.11%	4.67%	5.11%
Expected term of options and purchase rights (in years)	6.10	0.5	5.45	0.5
Dividend yield	None	None	None	None

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and six months ended July 29, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information Under SFAS 123(R)

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 28, 2006	4,885,217	$4.75	—	—
Options granted	279,837	4.18	—	—
Options forfeited	(26,651)	7.94	—	—
Options exercised	(223,785)	2.59	—	—

Options outstanding at April 29, 2006	4,914,618	4.80	—	—
Options granted	65,000	9.73	—	—
Options forfeited	(58,502)	9.43	—	—
Options exercised	(64,868)	3.22	—	—

Options outstanding at July 29, 2006	4,856,248	4.83	5.77	$21,418,512

Options vested and expected to vest July 29, 2006	4,728,955	4.72	5.69	$21,253,671

Options exercisable at July 29, 2006	2,826,138	$3.04	4.07	$16,537,509

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of all vested and unvested options outstanding as of July 29, 2006, based on our then current closing price of $8.89, was $21.4 million. The aggregate intrinsic value of options exercised under our stock option plans was $571,000 and $29,000 for the three months ended July 29, 2006 and July 30, 2005, respectively, and $3.2 million and $1.9 million for the six months ended July 29, 2006 and July 30, 2005, respectively, determined as of the date of option exercise. The fair value of options that vested during the three months ended July 29, 2006 was $781,000.

The options outstanding and currently exercisable at July 29, 2006 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number Outstanding at July 29, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at July 29, 2006	Weighted Average Exercise Price
$0.95	$1.25	490,787	5.07	$1.18	425,826	$1.19
1.63	1.71	471,784	6.23	1.69	317,226	1.69
2.31	2.31	587,156	0.73	2.31	587,156	2.31
2.34	3.22	506,877	3.65	2.87	396,588	2.79
3.40	3.50	555,563	5.19	3.45	462,137	3.46
4.25	5.38	164,525	4.15	4.41	149,558	4.31
5.43	5.43	683,314	7.67	5.43	226,044	5.43
5.60	8.89	507,142	6.66	6.52	255,903	6.09
9.57	9.57	10,000	6.89	9.57	5,000	9.57
9.89	15.91	879,100	9.18	10.82	700	9.89

$0.95	$15.91	4,856,248	5.77	$4.83	2,826,138	$3.04

As of July 29, 2006, the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our option plans was $8.8 million and will be recognized over an estimated weighted average amortization period of 1.89 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months and six months ended July 29, 2006, 36,277 shares were purchased under this plan. At July 29, 2006, there were 226,292 shares available to be issued under the ESPP.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three months and six months ended July 29, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
	(As Restated) (1)	(As Restated) (1)
Net loss as reported, restated	$(254)	$(2,013)
Add: Total stock-based compensation expense	324	679
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(417)	(1,459)

Pro forma net loss	$(893)	$(1,795)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.09)
Pro forma	$(0.04)	$(0.015)

The weighted average fair value of options granted pursuant to the 2001 Option Plan and 2003 Director Plan during the three months and six months ended July 30, 2005 was $3.90 and $3.93 per share, respectively. The weighted average fair value of employee stock purchase rights granted pursuant to the ESPP during the three months and six months ended July 30, 2005 was $2.59 and $2.93 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended July 30, 2005		Six Months Ended July 30, 2005
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan

Expected volatility	61%	62%	62%	62%
Risk free interest rate	3.96%	3.34%	3.74%	2.86%
Expected term of options and purchase rights (in years)	4.44	0.5	4.38	0.5
Dividend yield	None	None	None	None

Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

7. Inventories

Inventories consisted of the following (in thousands):

	July 29, 2006	January 28, 2006
Raw materials	$4,578	$817
Work in process	1,303	552
Finished goods	5,029	2,461

	$10,910	$3,830

8. Current and Long-Term Debt

Credit Facilities

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $0.5 million.

On May 15, 2006, the Company utilized $2.8 million of its first 2-year Line of Credit for a standby letter of credit to a supplier. As of July 29, 2006, the Company had $1.0 million outstanding from these two Lines of Credit and had availability to draw down an additional approximate amount of $8.1 million.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan for the first six months of fiscal 2007, was approximately 8.58%. As of July 29, 2006, the Company had $345,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$221
Second year	124

Total	$345

Under the Loan Agreement, the Company is subject to certain financial covenants. As of July 29, 2006, the Company was in compliance with all of the covenants contained in the Loan Agreement.

9. Net Income (Loss) per Share

Basic net income (loss) per share for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Diluted net income (loss) per share for the periods presented in which the Company had net income is computed by dividing net income by the sum of the weighted average number of common shares outstanding and potentially dilutive securities, including shares subject to repurchase as well as dilutive options and warrants. In periods for which the Company generated a net loss, potentially dilutive securities were excluded from the calculation as they would be antidilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	Three months ended		Six months ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As Restated) (1)		(As Restated) (1)
Numerator:
Net income (loss), as reported	$216	$(254)	$(1,140)	$(2,013)
Denominator:
Weighted average common shares outstanding	22,710	21,286	22,567	21,237

Shares used in computation, basic	22,710	21,286	22,567	21,237
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	99	—	—	—
Stock options	2,405	—	—	—

Shares used in computation, diluted	25,214	21,286	22,567	21,237

Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.05)	$(0.09)

Diluted	$0.01	$(0.01)	$(0.05)	$(0.09)

Weighted average potentially dilutive securities of 980,000 shares for the three and six months ended July 29, 2006, and 4,662,000 shares for the three and six months ended July 30, 2005 have been excluded from the computation of diluted shares as they would be antidilutive due to the net loss for those periods.

10. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As Restated) (1)		(As Restated) (1)
Net income (loss)	$216	$(254)	$(1,140)	$(2,013)
Other comprehensive income (loss):
–unrealized gain (loss) on available-for-sale securities	5	(5)	31	(6)
–cumulative foreign currency translation adjustment	16	(3)	56	(8)

Total comprehensive income (loss)	$237	$(262)	$(1,053)	$(2,027)

11. Acquisition

On February 16, 2006, we completed the acquisition of Blue7 Communications (“Blue7”) for $11.9 million. Blue7’s balance sheet and results of operations are included in our consolidated balance sheet and statements of operations from the Acquisition Date (February 16, 2006). Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

Assets acquired and liabilities assumed were recorded at their fair values as of February 16, 2006. The total $11.9 million preliminary purchase price is comprised of the following (in thousands):

Value of Sigma stock issued	$8,190
Fair value of stock options assumed	1,091
Retirement of note receivables	400
Retirement of interest receivable	25
Investment in Blue7 prior to the acquisition	1,000
Note receivable converted to Blue7 preferred shares prior to the acquisition	500
Cash acquired from Blue7 acquisition	(147)
Direct costs	804

Total preliminary purchase price	$11,863

As a result of the acquisition, we issued approximately 583,870 shares of Sigma common stock based on an exchange ratio of 0.0529101 shares of Sigma common stock for each outstanding share of Blue7 common stock as of February 16, 2006 to the Blue7 shareholders other than Sigma. Of the 583,870 shares of Sigma common stock issued, 98,470 shares are held in escrow to satisfy any obligations of Blue7 to indemnify Sigma against any claims against Blue7 for any breaches of its representations or warranties contained in or made pursuant to the Merger Agreement and certain other matters set forth in the Merger Agreement. For purposes of calculating the fair value of shares issued by Sigma in the acquisition, we used the average market price per share of Sigma common stock of $14.03 which was the average closing sales prices of Sigma common stock for five consecutive trading days from December 13, 2005 to December 19, 2005 surrounding the announcement date (December 15, 2005) of the proposed transaction.

Under the terms of the merger agreement, each Blue7 stock option that was outstanding and unexercised was converted into an option to purchase Sigma common stock and we assumed that stock option in accordance with the terms of the applicable Blue7 stock option plan and terms of the stock option agreement relating to that Blue7 stock option. Based on Blue7’s stock options outstanding at February 16, 2006, we converted options to purchase approximately 4.8 million shares of Blue7 common stock into options to purchase approximately 231,137 shares of Sigma common stock. The fair value of options assumed of $3.2 million was determined using the Black Scholes valuation model.

Direct costs of $804,000 include mainly legal and accounting fees, business valuation, and other external costs directly related to the acquisition.

Purchase Price Allocation:

In accordance with SFAS No. 141, the total preliminary purchase price was allocated to Blue7’s net tangible and intangible assets based upon their estimated fair values as of February 16, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the preliminary purchase price to the acquired net assets of Sigma and the associated estimated useful lives:

	Amount (in thousand)	Estimated useful Life
Net tangible assets	$104
Identifiable intangible assets:
Licensing agreements	39	6 to 15 months
Developed technology	5,300	7 years
Noncompete agreements	1,400	3 years
Goodwill	5,020

Total preliminary purchase price	$11,863

Identifiable intangible assets—Developed technology includes existing wireless technology which has reached technological feasibility, to digital entertainment applications, and is expect to be used in HDTV, set-top box, DVD and other related electronics.

The assumptions used to value the Blue7 assumed stock options are as follows:

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

The results of operations of Blue7 have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the reported results of operations, as well as the pro forma combined results of operations of the Company and Blue7 as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Three Months Ended Jul 30, 2005	Six Months Ended Jul 30, 2005
Reported revenue	$7,961	$14,336
Reported net loss	$(254)	$(2,013)
Reported net loss per share—basic and diluted	$(0.01)	$(0.09)

Pro forma revenue	$8,019	$14,453
Pro forma net loss	$(807)	$(3,118)
Pro forma net loss per share—basic and diluted	$(0.04)	$(0.14)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

12. Goodwill and intangibles

During the six months ended July 29, 2006, goodwill of $5.0 million was recorded due to the acquisition of Blue7. Refer to Note 11 for further information regarding this acquisition.

Acquired intangible assets, subject to amortization, were as follows as of July 29, 2006 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	5,300	(347)	4,953
Noncompete agreements	1,400	(214)	1,186
Total intangible assets	$6,700	$(561)	$6,139

Amortization expense related to the acquired intangible assets was $306,000 and $561,000 for the three months and six months ended July 29, 2006. As of July 29, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year	Developed Technology	Noncompete Agreements	Total
Remainder of fiscal year 2007	$379	$233	$612
2008	757	467	1,224
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
Thereafter	1,546	—	1,546

	$4,953	$1,186	$6,139

13. Segment and related information

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

14. Significant customers

One U.S. customer accounted for more than 10% of total net revenues during the three months ended July 29, 2006. No sales to any U.S. customers accounted more than 10% of total net revenues during six months ended July 29, 2006 and the comparable periods of fiscal 2006.

Major customers that accounted for over 10% of our total net revenues are as follows:

Customers	Region	Three months ended		Six months ended
		July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Freebox S.A.	Europe	26%	—	15%	—
Cisco/Kiss Technology	North America	11%	—	*	—
Netgem	Europe	11%	—	*	—
Uniquest	Asia	10%	28%	24%	27%
UTStarcom	Asia	*	15%	*	14%

*	Customer balance was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	July 29, 2006	January 28, 2006
Freebox SA	Europe	25%	*
Cisco/Kiss Technology	North America	17%	—
Macnica	Asia	13%	*
Netgem	Europe	12%	—
EFreebox SA	Europe	*	30%

*	Customer balance was less than 10% of our total net receivables.

15. Concentration of other risks

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

16. Related Party Transactions

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of the Company’s board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

During June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest. One of the Company’s board members had invested $100,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7. As of January 28, 2006, the total outstanding loan balance was $900,000. As of July 29, 2006, the total loan balance of $900,000 was forgiven and accounted as part of the Blue7 acquisition cost.

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

The Company maintains an investment in Envivio, Inc. (see Note 4), in which the Company has current invested capital of $263,000 for an ownership fraction of 1% ownership. Three of the Company’s board members have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership position. The Company’s Chairman and CEO, Thinh Tran, is a member of Envivio’s board of directors.

17. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and six months ended July 29, 2006 and July 30, 2005 are as follows (in thousands):

	Balance Beginning of Period	Additions	Changes and Deductions	Balance End of Period
Accrued Warranty Three Months
Ended: July 29, 2006	$275	$159	$(83)	$351
Ended: July 30, 2005	181	30	(21)	198
Accrued Warranty Six Months
Ended: July 29, 2006	$289	$253	$(190)	$351
Ended: July 30, 2005	191	40	(49)	198

18. Contingencies

The Company’s standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company’s intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, a right to procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

Legal Proceedings

Certain current and former directors and officers of the Company have been named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the “Federal Action”) and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the “State Action”).

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder. They also allege that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and bring claims for an accounting and rescission. In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief. The Federal Action also seeks treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees. The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

The Company has filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile. The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them. The Company has also filed a motion to dismiss or stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices. The SEC has requested that the Company voluntarily produce documents relating to, among other things, our stock option practices. The Company is cooperating with the SEC.

19. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109).” This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for the Company on February 4, 2007. The Company is currently evaluating the impact FIN No. 48 will have to the Company’s consolidated balance sheet and statement of operations.

20. Shareholders’ Equity

During the six months ended July 29, 2006, 288,653 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.73 resulting in gross proceeds to the Company of $788,209, and 36,277 shares of the Company’s common stock were purchased under the Company’s Employee Stock Purchase Plan at an average price of $8.02 resulting in gross proceeds to the Company of $290,942.

During the six months ended July 30, 2005, 238,930 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.36 resulting in gross proceeds to the Company of $563,969, and 40,675 shares of the Company’s common stock were purchased under the Company’s Employee Stock Purchase Plan at an average price of $6.46 resulting in gross proceeds to the Company of $262,761.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q and the 2007 Form 10-K to be filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video technology market, connected DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q. This Form 10-Q is being filed concurrently with our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Forward-looking information with respect to trends and our expectations relating to our operations in future periods are reflected in the Form 10-K.

Recent Developments

Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q as of and for the three and six months ended July 29, 2006, the Company is restating its consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and six months ended July 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended July 30, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors (the “Board”) and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. In our Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), the Company is restating its consolidated balance sheet as of January 28, 2006, January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006 and January 29, 2005, January 31, 2004, and February 1, 2003. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to September 21, 2006, and the related opinions of the independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-K, Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after September 21, 2006.

Background/Stock Option Investigation

We disclosed, on July 26, 2006, that the Audit Committee of our Board had commenced an internal investigation, assisted by outside legal counsel and accounting experts, of our practices related to historical stock option grants. During the investigation, the Audit Committee reviewed stock option grants to officers, directors and employees from 1997 to 2006 encompassing approximately 1,000 grants on 41 different grant dates. On September 21, 2006, we announced that certain of the actual measurement dates for prior option grants may differ from the recorded measurement dates.

The Audit Committee concluded its investigation in April 2007. Its investigation found that nearly all of the stock option grants for new hires, as well as for promotion and retention, were approved by the use of Unanimous Written Consents (“UWC” or “UWCs”) of the Company’s Board, rather than at a Board meeting. The Audit Committee found that the Company’s process resulted in grant dates on the UWCs routinely established before the receipt of fully-signed UWCs authorizing such grants. The Audit Committee also found that due to these and other deficiencies in the administration of our stock option plans, a number of options grants between 1997 and 2006 were misdated.

The Audit Committee has concluded that the stock option grant process, including the UWC process described above, reflected management’s lack of appreciation of the legal and accounting standards of the stock option grant process and the erroneous belief that dates other than the stated grant date were, at best, administrative in nature and not governing. Based on the quarterly low price points of the option grants, and absent any objective documentation to the contrary, the Audit Committee has also speculated that the ultimate selection of the grant dates stated on the UWCs may have benefited from limited hindsight, but it has not found any conclusive evidence to this effect. The Audit Committee did not find any evidence of intent to deceive or to destroy or alter documents or to obstruct or impede the investigation in any way.

As a result of the review, the Audit Committee recommended the prompt hiring of a CFO with extensive public experience and GAAP knowledge. A new CFO joined the Company on February 8, 2007. The Audit Committee also recommended the following changes to the process by which the Company grants stock options, which the Company has commenced implementing:

1.	Require approval of all option grants at a Board meeting and that UWCs no longer be used.

2.	Improvement in Internal Controls:

•

Revise stock option documentation and create appropriate controls for annual, new hire and promotion option grant preparation, presentation for approval, entry into Equity Edge stock option database, and notification to employees.

•	Adopt specific internal control that all internal approvals for stock option grants be obtained prior to presentation to the Compensation Committee or Board action.

•

Develop an annual plan for issuance of options together with guidelines for the number and types of stock option awards that are offered to the different salary grades, which shall be reviewed and approved annually by the Compensation Committee after or in connection with the Board’s approval of the annual business plan.

3.	Training: The Company, under the direction of the CFO, will establish cross-functional training for personnel in all areas associated with the stock option granting process:

•

The training will cover (i) stock option and other equity award programs and related improvements to equity compensation controls, processes and procedures, (ii) accounting implications of equity award grants, and (iii) legal and tax implications of equity award grants.

•

The Company will require that all personnel responsible for stock option administration participate in training at least annually, including (i) Chief Executive Officer and all direct reports, (ii) finance department members, (iii) HR department members, (iv) stock administration department members, and (v) all new employees involved in the above-listed functions or roles.

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month period ended July 29, 2006 and the three month and nine month ended October 28, 2006. Those reports have been filed concurrently with the 2007 Form 10-K for the year ended February 3, 2007.

Related to the internal investigation and financial statement restatements through the filing date of all delinquent filings, we have incurred approximately $1.7 million in costs for legal fees, external audit firm fees, and external consulting fees through fiscal year ended February 3, 2007, and expect to incur approximately $1.4 million of additional fees.

Accounting Considerations – Stock-Based Compensation

We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

As a result of the findings of the investigation conducted by the Audit Committee and our own further review of our stock option granting practices, we determined that, although fixed accounting under APB 25 was appropriate, the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below, we concluded that it was appropriate to revise the measurement dates for these grants based upon our findings, and we refer to these revised measurement dates as the “Deemed Measurement Dates”.

We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. We calculated the intrinsic value on the Deemed Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense over the vesting period of the underlying options (generally four years).

The methodology developed by such advisor was used by us, with such advisor’s assistance, to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options Effective January 2006 – Effective January 2006, we amended our practice of granting options to new hire non-officer employees to grant all such options at the end of the quarter in which the employee was hired. Accordingly, we determined the Deemed Measurement Date for each of these grants to be the last business day of the quarter of the employee’s quarter of hire, because it was determined to be the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options – We determined the Deemed Measurement Dates for all stock option grants other than those described above to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined, and the Communication Date was used in those cases where the “Approval Date” could not be determined or was determined to be unreliable.

The “Approval Date” for the stock option was the date set forth in executed minutes or a fully-executed consent of the board of directors or stock option committee, provided that (1) documentary evidence existed that the allocation of shares had been finalized on such date, and (2) the “Communication Date” for the stock option was within 30 days of the Approval Date.

The “Communication Date” for the stock option was the date we determined the key terms of the option (both the number of shares and the exercise price) to be initially communicated to the optionee. In the absence of specific documentary evidence of initial communication, we generally determined the Communication Date to be the earliest of: (1) the date the employee record was added to the stock option database application (the “Record Add Date”); (2) the optionee manual signature date on the stock option agreement (the “Stock Option Agreement Date”); and (3) for officers and directors, the date that a Form 3 or 4 was filed with the SEC with respect to the grant (the “Form 3/4 Date”). However, if we determined that the earliest date was the Record Add Date, and if the Stock Option Agreement Date was more than 30 days after the Record Add Date, then we determined the Communication Date to be the earlier of the Stock Option Agreement Date or the Form 3/4 Date.

When applying this methodology to groups of grants, we generally determined the Communication Date for the group to be the latest Record Add Date, the earliest Stock Option Agreement Date, as we determined that, under our stock option grant process, the terms of stock options were generally communicated concurrently to each member of the group. We excluded a limited number of options, or “Outliers”, from the determination of the latest Record Add Date and the earliest Stock Option Agreement Date for a group of grants when, based upon available evidence, we considered the Outlier dates as not reliable as to the date that the terms of the stock option grants were communicated to the group.

We determined that variable accounting under APB 25, which is required in situations when the terms of option grants are modified subsequent to the date that all granting actions are complete, was not applicable for any of the grants during the Review Period.

The methodology described above, and the determination of which stock option grants should be considered Outliers, as described above, involves judgment. We believe that the judgments applied are consistent with the provisions of the appropriate accounting pronouncements and the letter from the Office of the Chief Accountant of the SEC to the Financial Executives International and the American Institute of Certified Public Accountants dated September 19, 2006.

As stated above, using this methodology, we recorded an aggregate pre-tax charge for stock compensation related adjustments of $16.2 million relating to the Restatement Period. If we had consistently used the Record Add Date as the Deemed Measurement Date for all grants in which the recorded grant date could not be relied upon (and excluded Outliers, consistent with the application of our methodology), the aggregate pre-tax stock-based compensation charges relating to the Restatement Period would have been approximately $16.8 million. Alternatively, if we would have used the highest or lowest trading prices of our common stock between the last date of documentary approval evidence (which was otherwise deemed unreliable, generally because the date of all approvals could not be verified) before the Deemed Measurement Date and the Deemed Measurement Date, since a measurement date could have occurred on any date between those two dates, the aggregate pre-tax stock-based compensation charges relating to the same periods would have been $15.4 million if we had used the lowest price and $17.5 million if we had used the highest price.

Restatement Adjustments

Our restated consolidated financial statements contained in this 2007 Form 10-K incorporate stock-based compensation expense and related payroll taxes, penalties and interest expenses. The restatement adjustments result in a $16.5 million increase in accumulated deficit as of April 26, 2006. This amount includes a reduction of our previously reported consolidated net income of approximately $3.4 million and $2.0 million for the years ended January 28, 2006 and January 29, 2005, respectively, and $795,000 for the quarter ended April 26, 2006. The total restatement impact for periods through January 31, 2004 of $10.2 million has been reflected as a prior period increase in accumulated deficit as of that date.

The restatement adjustments reduced our previously reported diluted earnings per share by $0.15 and $0.08 for the years ended January 28, 2006 and January 29, 2005, respectively.

The table below presents the impact of the individual restatement adjustments, which are explained in further detail following the table (in thousands):

		Fiscal Years
	Three Months Ended April 26, 2006	2006	2005	2004	2003	2002	2001	2000	1999	1998
Stock-based compensation expense	$1,095	$1,582	$1,476	$1,553	$1,343	$1,156	$1,315	$1,532	$1,137	$997
Accelerated vesting and extended exercisability	55	—	—	76	8	—	—	—	—	33
Payroll taxes, interest and penalties	372	1,403	227	700	155	15	227	523	22	38

Total stock-based expenses	1,522	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Less: Compensation expense previously recorded	(795)	—	—	—	—	—	—	—	—	—

Net adjustment to net income (loss) due to stock-based compensation	727	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Add: Other accounting adjustments	67	460	262	(123)	(153)	(161)	(242)	66	—	—

Total adjustments to net income (loss)	$794	$3,445	$1,965	$2,206	$1,353	$1,010	$1,300	$2,121	$1,159	$1,068

Stock-Based Compensation – These adjustments are from our determination, that the initially recorded measurement dates of option grants during the Review Period could not be relied upon, based upon the Audit Committee’s investigation and our subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Accelerated vesting and extended exercisability – These adjustments were made as a result of the acceleration of stock option vesting upon termination and the extension of the exercisability of certain options held by a few employees.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Options under the U.S. Internal Revenue Code (“IRC”), or ISOs, were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under IRC tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs”. The potential disqualification of ISO status exposes us to additional payroll-related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. As of February 3, 2007, we have recorded a net liability of approximately $3.9 million in connection with the potential disqualification of ISO tax treatment for option awards. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to expiration of the statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations.

Because virtually all holders of options issued by us were not involved in or aware of the incorrect pricing of the Affected ISOs, we have taken certain actions and are considering possible additional actions to address the impact of certain adverse tax consequences, including that IRC Section 409A, that may result from the exercise price of stock options being less than the fair market value of our common stock on the Deemed Measurement Date, as defined below. IRC Section 409A (and, as applicable, similar tax laws in California and other states) imposes penalty taxes on our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004 (the “409A Affected Options”). The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or cure, for 409A Affected Options. In December 2006, we entered into agreements with each of our executive officers to amend the 409A Affected Options held by such persons to limit the period of exercisability to a defined calendar year.

Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). If necessary to comply with applicable law, such cure will be effected as a tender offer. In connection with such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, we have sent the IRS and California Franchise Tax Board (“FTB”) notices of our intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from the exercise of these 409A Affected Options exercised during 2006. In connection with the Company’s proposed participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional income tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

Income tax benefit (provision) – Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, we have determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, we recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as we believe that sufficient doubt exists that we will be able to realize the value of those assets.

Other Accounting Adjustments

In addition to the stock-based compensation adjustments described above, we also made certain other adjustments to our previously-reported net income (loss):

•

During our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the employees previously with Blue7 upon the acquisition. As a result, the increase in purchase price of $0.7 million was recorded as an increase to both goodwill and future stock-based compensation expense as of the date of acquisition. This compensation expense will be amortized to our consolidated statement of operations over the remaining vesting period of the related options. For the first quarter of fiscal 2007, we recorded incremental stock-based compensation expense of $40,000.

•

During our fiscal 2007 audit, we determined that the collection of our French research and development tax credit was reasonably assured and, therefore, should have been accounted for using the accrual method, whereas such credits were previously recorded upon the receipt of cash. As a result, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record aggregate income of $217,000 in Interest and other income.

•

For fiscal 2005 and prior years we accrued and expensed estimated audit and tax professional fees ratably during the fiscal year prior to such services being actually performed. As a result, we restated fiscal years 2003 through 2006 to reflect the expensing of such audit and tax professional fees as the services were performed. The restatement for this element resulted in increases (decreases) in General and administrative expenses of zero, $224,000, and $(105,000) for each of fiscal year 2007, 2006, and 2005, respectively.

•

During our fiscal 2007 audit, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record certain adjustments to previously-provided income taxes. These adjustments amounted to an aggregate increase in income tax provision and income taxes payable of $326,000 to reflect income taxes related to our foreign subsidiaries.

•	During our fiscal 2007 audit, we restated our previously-reported operating results for the first quarter of fiscal 2007 to record an increase to our warranty reserve and warranty expense of $27,000.

In addition to the above adjustments, reclassifications have been made to prior year balances to conform to the current year presentation.

Related Proceedings

Several derivative actions related to the stock option grants were filed against certain of our current and former directors and officers. These cases are discussed under “Legal Proceedings” in Item 1 and in note 18, “Legal Proceedings,” of the notes to condensed consolidated financial statements.

As we disclosed on July 26, 2006, the SEC commenced an informal inquiry into our stock option grant processes. We are cooperating with the SEC and intend to continue to do so.

NASDAQ Listing Status

In September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended July 29, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In December 2006, we received an additional similar letter from NASDAQ related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a written summary of our Audit Committee’s option review status with NASDAQ as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the NASDAQ Review Council. We have been given until May 4, 2007 to submit additional information to assist the NASDAQ Review Council in their assessment of our listing status. On February 2, 2007, we filed a written summary of the status of our Audit Committee’s review with NASDAQ. In addition, on April 20, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

Acquisition

In February 2006, we acquired Blue7 Communications (“Blue7”) which was a privately-held California corporation. Our subsidiary, Blue7, will focus on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

EXECUTIVE OVERVIEW

We have been providing video-oriented product solutions for over twenty years.

We have chipset and board solutions for emerging convergence products, including video over IP (IPTV), high definition (HD) DVD playback, HDTV reception, personal video recording (PVR) and video-on-demand (VOD). We specialize in silicon-based digital media processor chipsets. Our core technology allows us to offer highly-integrated chipsets that provide high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9) content. We sell our products to manufacturers of consumer electronic devices and products. Our products are sold worldwide through a direct sales force and distributors. We work with consumer electronics manufacturers and network service providers to allow them to deploy their IPTV services, digital media adapters, networked DVD players, and high definition televisions. These opportunities have led to technology investments in media processor chips, streaming video, digital rights management and a number of other technologies.

Our common stock is listed on the NASDAQ National Market under the symbol SIGM. Our corporate headquarters are located in Milpitas, California, and we also have a research and development center in France as well as a sales office in Hong Kong. In addition, we have sales representatives in China, Europe, Japan and Taiwan.

Our primary product groups include chipset and board solutions. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video technology market, connected media player market as well as the PC add-in market. We began volume shipments in the fourth quarter of fiscal 2006 of our SMP8630 series chipset product, which is our latest solution in the IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adapter markets. This chipset product series represented 64% and 57% of our revenues in the three and six months ended July 29, 2006, respectively, compared to 0% of our revenues for each of the same periods in the prior fiscal year. Our chipset sales increase in the three and six months ended July 29, 2006 over the corresponding periods in the prior year was in part attributable to our customers having their products launch after successful initial trails. We believe our success with the SMP8630 series chipset product demonstrates our success in the recently emerging, high-growth IPTV and connected media markets. Our board products consist primarily of certain customized development boards that are sold into the Internet Protocol (IP) video technology market, connected media player market and PC add-in market and, more recently to a lesser extent, a series of PC based solutions using the NetStream and Xcard brand names. We also offer development kits, engineering support services, and chipset customization engineering development.

Our primary market segments are the IPTV, connected media players, HDTV, and PC-based add-ins. The IPTV market consists primarily of a range of consumer and commercial products that perform the distribution and receiving of streaming video using IP. The connected media player market consists primarily of a range of set-top and portable products that perform playback of local digital media stored on optical or hard disk formats. The HDTV product market consists primarily of a range of digital television sets offering high definition capability. The PC-based add-in market consists primarily of a range of decoding solutions for PC-based DVD playback and streaming video.

We derive our revenues from sales of our chipset and board products to corporate customers and original equipment manufacturers, or OEMs, who in turn incorporate our products into technologies that are sold into the consumer electronics market. We do not enter into long-term commitment contracts with our OEMs and receive substantially all of our revenues based on purchase orders. We work with both OEMs and end users of our products to better understand the market demands and the necessary specifications for our technologies.

The vast majority of our revenues are derived from our chipset product solutions. Our markets are characterized by intense price competition. The willingness of customers to design our chips into their products depends to a significant extent upon our ability to sell our products at competitive prices. In the past, we have had to reduce our prices significantly to meet customer requirements. We expect the average selling prices of our products to decline significantly over the life of each product as the markets for our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

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

Revenue Recognition

Accounts Receivable

Inventories

Stock-based compensation

Goodwill and Purchased Intangible Assets

Litigation and Settlement Costs

Deferred Tax Assets

For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission.

Stock-based Compensation

Effective January 29, 2006, the start of our fiscal year 2007, we adopted SFAS 123(R) using the modified prospective transition method and, therefore, have not revised prior periods’ results for the adoption of this accounting statement. SFAS 123 (R) requires all share-based payments to be measured based on the award’s fair value on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. If the assumptions change, stock-based compensation may differ significantly from what we have recorded in the past.

For fiscal 2006, stock-based compensation is determined under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25, whereby the difference in value between the recorded grant date and the respective measurement date, including payroll taxes, interest and penalties, is recorded. In connection with our restatement of the consolidated financial statements, we have applied judgment in choosing whether to revise measurement dates for prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3 “Restatement of Condensed Consolidated Financial Statements”, of the Notes to Condensed Consolidated Financial Statements.

Goodwill and Other Intangibles

We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The estimates we have used for evaluating Goodwill and Other Intangible Assets are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used, we could incur additional impairment charges.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are currently amortizing acquired intangible assets with definite lives. Acquired developed technology is amortized over 7 years and noncompete agreements are amortized over the contractual period (currently 3 years). The amortization expense for acquired developed technology is classified as cost of sales and the amortization expense for other acquired intangible assets is classified as research and development expense in our consolidated statements of income.

Litigation and Settlement Costs

From time to time, we are involved in disputes, litigation and other legal proceedings. We defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement chargers. If any of these events were to happen, our business, financial condition and results of operations and cash flows could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109).” This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for the Company on February 4, 2007. The Company is currently evaluating the impact FIN No. 48 will have to the Company’s consolidated balance sheet and statement of operations.

RESULTS OF OPERATIONS

Overview.

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As Restated) (1)		(As Restated) (1)
Net revenues	$20,136	$7,961	$34,935	$14,336
Cost of revenue	(11,174)	(2,449)	(18,543)	(4,836)

Gross profit	8,962	5,512	16,392	9,500
Operating expenses:
Research and development	(5,039)	(3,625)	(10,266)	(7,452)
Sales and marketing	(1,706)	(1,327)	(3,485)	(2,814)
General and administrative	(2,149)	(907)	(4,103)	(2,503)
Gain on sales of long-term investment	—	—	—	(1,083)
Interest income (expense) and other income (loss), net	179	94	355	177
Provision for income tax	(31)	(1)	(33)	(4)

Net Income (loss)	216	(254)	(1,140)	(2,013)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As Restated) (1)		(As Restated) (1)
Net revenues	100%	100%	100%	100%
Cost of revenue	(55)%	(31)%	(53)%	(34)%

Gross margin	45%	69%	47%	66%
Operating expenses:
Research and development	(25)%	(46)%	(29)%	(52)%
Sales and marketing	(8)%	(17)%	(10)%	(20)%
General and administrative	(11)%	(11)%	(12)%	(17)%
Gain on sales of long-term investment	—	—	—	8%
Interest income (expense) and other income (loss), net	1%	1%	1%	1%
Provision for income tax	—	—	—	—

Net Income (loss)	1%	(3%)	(3%)	(14%)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Net Revenues

Net revenues for the second quarter and first half of fiscal 2007 increased 153% and 144%, respectively, as compared to the corresponding periods last year. The increase in net revenues for the second quarter and first half of fiscal 2007 was primarily attributable to increased chipset sales into the IPTV, Blu-ray and HD DVD, HDTV and Digital Media Adaptor marketplaces.

Net Revenues by Product Group.

We have three main product groups: chipsets, board and “other” products. The following table sets forth our net revenues in each of our major product group and the percentage of total net revenues represented by each product group, for the second quarter and first half of fiscal 2007 and 2006 (in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	July 30, 2005	% of net revenues	July 29, 2006	% of net revenues	July 30, 2005	% of net revenues
Chipsets	$19,161	95%	$6,498	82%	$32,643	93%	$12,040	84%
Boards	732	4%	870	11%	1,595	5%	1,557	11%
Other	243	1%	593	7%	697	2%	739	5%

Total net revenues	$20,136	100%	$7,961	100%	$34,935	100%	$14,336	100%

Chipsets. Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the IPTV, Blu-ray and HD DVD, HDTV, Digital Media Adaptor, and Portable Media Player markets. The increase of $12.7 million, or 195%, in net revenues from chipsets for the second quarter of fiscal 2007 and $20.6 million, or 171%, in net revenues from chipsets for the first half of fiscal 2007 compared to the corresponding periods in the prior year was due primarily to increases of $15.5 million and $23.6 million for the three and six months ended July 29, 2006, respectively, in sales into the newer generation of combined IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adaptor product markets, offset by decreases of $3.1 million and $3.3 million for the three and six months ended July 29, 2006, respectively, in sales of our legacy products.

Boards. Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. The decrease of $138,000, or 16%, in net revenues from board products for the second quarter of fiscal 2007 compared to the corresponding period in the prior year was due primarily to decreased demand. For the six months ended July 29, 2006, the net revenues from our board products was consistent with same period in the prior year.

Other. The “Other” category primarily includes revenues from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The decrease of $350,000, or 59%, in net revenues from other products in the second quarter of fiscal 2007, as compared to the same period a year ago was primarily attributable to our desire to focus our research and development resources on chipsets. For the six months ended July 29, 2006, the net revenues from other products was consistent with the same period in the prior year.

Net Revenues by Market Segment.

We sell our products into four market segments which consist of the IP video technology market, the connected media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for the second quarter and first half of fiscal 2007 and 2006 (in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	July 30, 2005	% of net revenues	July 29, 2006	% of net revenues	July 30, 2005	% of net revenues
IP video technology market	$13,890	69%	$4,935	62%	$21,823	62%	$8,804	61%
Connected media player market	5,122	25%	2,197	28%	10,913	31%	4,302	30%
HDTV product market	347	2%	114	1%	620	2%	151	1%
PC add-in and other markets	777	4%	715	9%	1,579	5%	1,079	8%

Total net revenues	$20,136	100%	$7,961	100%	$34,935	100%	$14,336	100%

IP video technology market. The increase of $9.0 million, or 181%, and $13.0 million, or 148%, in net revenues from the IP video technology market for the three months and six months ended July 29, 2006, respectively, as compared to the corresponding periods in the prior year was in part attributable to our customers having their products launch after successful initial trials.

Connected media player market. The increase of $2.9 million, or 133%, and $6.6 million, or 154%, in net revenues from connected media player market for the three months and six months ended July 29, 2006, respectively, as compared to the corresponding periods in the prior year was primarily attributable to increase volumes of our customers’ product, including an increase in Blu-ray and digital media adapter applications.

HDTV Product Market. We experienced an increase in demand for our HDTV applications in the second quarter and the first six months of fiscal 2007 as compared to the same periods a year ago.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The increase of $62,000, or 9%, and $500,000, or 46%, in the net revenues from the PC add-in and other markets for the three months and six months ended July 29, 2006, respectively, compared to the corresponding period in the prior year was primarily due to an increase in unit sales of PC add-in board products.

Net Revenues by Geographic Region.

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region for the second quarter and first half of fiscal 2007 and 2006 (in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of total net revenues	July 30, 2005	% of total net revenues	July 29, 2006	% of total net revenues	July 30, 2005	% of total net revenues
Asia	$8,121	41%	$6,541	82%	$17,083	49%	$11,907	83%
North America	3,639	18%	993	13%	6,065	17%	1,731	12%
Europe	8,333	41%	427	5%	11,728	34%	600	4%
Other regions	43	0%	—	0%	59	0%	98	1%

Total net revenues	$20,136	100%	$7,961	100%	$34,935	100%	$14,336	100%

Asia. The revenues from Asia (which consists primarily of revenues from Korea, Taiwan, Japan and China) increased $1.6 million, or 24%, and $5.2 million, or 43%, in the second quarter and first six months of fiscal 2007, respectively, as compared to the same periods in the prior year. The increase in revenues from Asia was due primarily to our customers’ initial trials and successful launches. Furthermore, the revenues in Asia represented 41% and 49% of the total net revenues for the three months and six months ended July 29, 2006 as compared to 82% and 83%, in the same period from the prior year, respectively. The significant decreases in the percentage of total net revenues in Asia were due primarily to our European customers doing their initial production runs in Europe rather than contracting with contract manufacturers in Asia.

Revenues from our Asia region which were over 10% of total net revenues for the second quarter and first six months ended July 29, 2006 and July 30, 2005 are as follows:

	Three months ended		Six months ended
	July 29 2006	July 30 2005	July 29 2006	July 30 2005
Korea	23%	22%	11%	25%
China	11%	15%	*	23%
Japan	*	11%	*	*
Taiwan	*	16%	*	16%

*	less than 10% of total net revenues

North America. North American revenues increased $2.6 million, or 266%, and $4.3 million, or 250%, for the second quarter and first six months of fiscal 2007, respectively, as compared to the same periods in the prior year. The significant increase was largely due to volume orders received from a new customer and existing customers for our chipset products in the IP video technology market. Our revenues from North America in any given period fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products.

Europe. European revenues increased $7.9 million, or 1852%, and $11.1 million, or 1855%, for the second quarter and first six months of fiscal 2007 as compared to the same periods in the prior year. The significant increase in revenues from Europe was primarily attributable to major deployments by our European customers using our IPTV chipsets. Our revenues from Europe in any given period fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products.

For the second quarter and first six months ended July 29, 2006, our international revenues were 82% and 83%, respectively, of our total net revenues as compared to approximately 87% and 88%, respectively, in the same periods in the prior year.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows:

		Three months ended		Six months ended
Customers	Region	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Freebox S.A.	Europe	26%	—	15%	—
Cisco/Kiss Technology**	North America	11%	—	*	—
Netgem	Europe	11%	—	*	—
Uniquest	Asia	10%	28%	24%	27%
UTStarcom	Asia	*	15%	*	14%

*	Customer balance was less than 10% of our total net revenues.
**	Cisco, a North American company, acquired our customer Kiss Technology, formally a European company, in fiscal 2006.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	July 29, 2006	January 28, 2006
Freebox SA	Europe	25%	*
Cisco/Kiss Technology	North America	17%	—
Macnica	Asia	13%	*
Netgem	Europe	12%	—
EFreebox SA	Europe	*	30%

*	Customer balance was less than 10% of our total net receivables.

Gross Profit and Gross Margin.

Our gross profit for the second quarter and first six months ended July 29, 2006 was $9.0 million and $16.4 million, respectively, as compared to $5.5 million and $9.5 million, respectively, for the corresponding periods of the prior year. The significant improvement in gross profit in the second quarter and first six months ended July 29, 2006 was due primarily to shipments of IPTV set-top box product, represented by a 69% and 62% increase in revenues from the IP video technology market and a 25% and 31% increase in revenues from the connected media player market during the three and six months ended July 29, 2006, respectively. Provisions for excess and obsolete inventory included in cost of revenues was $234,000 million and $248,000 million for the second quarter and first six months ended July 29, 2006, respectively, as compared to $12,000 and $12,000, respectively, for the corresponding periods of the prior year.

Our gross profit as a percentage of total net revenues, or gross margin, for the second quarter and first six months ended July 29, 2006 was 45% and 47%, respectively, as compared to 69% and 66%, respectively, for the corresponding periods of the prior year. This decrease was primarily related to the increased sales of our IPTV set-top product at expected forward volume pricing, while incurring early volume ramp production costs. This forward volume pricing was established as part of our strategy to obtain a leading share of the IPTV set-top box market. The decrease in gross margin was also due in part to anticipated lower gross margins in the high-volume IPTV set-top box market versus those of our other products, which are higher gross margin products that serve lower-volume niche markets.

Operating Expenses.

The following table sets forth our operating expenses and the related percentage of total net revenues for the second quarter and first half of fiscal 2007 and 2006 (in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of total net revenues	July 30, 2005	% of total net revenues	July 29, 2006	% of total net revenues	July 30, 2005	% of total net revenues
Research & development expense	5,039	25%	3,625	47%	10,266	29%	7,452	52%
Sales and marketing expenses	1,706	8%	1,327	17%	3,485	10%	2,814	20%
General & administrative expenses	2,149	11%	907	11%	4,103	12%	2,503	17%

	8,894		5,859		17,854		12,769

Research and Development Expenses. Research and development expenses increased by $1.4 million, or 39%, during the second quarter of fiscal 2007 as compared with the corresponding period of the prior year. This increase in the second quarter of fiscal 2007 in research and development expenses compared to the prior year resulted from an increase of $0.5 million in stock-based compensation expense associated with research and development personnel, the consolidation of Blue7 operating expenses of $1.2 million, amortization expenses from Blue7’s intangible assets of $0.3 million, partially offset by a decrease of $0.6 million in project-related costs. During the six months period ended July 29, 2006, research and development expenses increased by $2.8 million, or 38%, as compared with the corresponding period of the prior year. The increase in research and development expenses compared to last year resulted from an increase of $1.0 million in stock-based compensation expense associated with research and development personnel, the consolidation of Blue7 operating expenses of $2.0 million, amortization expenses from Blue7’s intangible assets of $0.6 million, partially offset by a decrease of $0.8 million in project-related costs. Stock-based compensation expense attributed to our research and development personnel for the three and six months ended July 29, 2006 was $0.6 million and $1.3 million, respectively, compared to the $0.2 million and $0.3 million for the same periods in the prior year.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 29%, during the second quarter of fiscal 2007 as compared with the corresponding period of the prior year. This increase in the second quarter of fiscal 2007 was due primarily to an increase of $0.1 million in stock-based compensation associated with sales and marketing personnel and an increase in sales commissions of $0.1 million. For the six months ended July 29, 2006, sales and marketing expenses increased by $0.7 million or 24%, as compared with the corresponding period of the prior year. This increase in the first six months of fiscal 2007 was due primarily to an increase of $0.2 million in stock-based compensation expense associated with sales and marketing personnel and an increase in sales commission of $0.2 million, partially offset by a decrease of $0.1 million in employment compensation as a result of a decrease in sales and marketing personnel. Stock-based compensation expense attributed to our sales and marketing personnel for the three and six months ended July 29, 2006 was $0.2 million and $0.4 million, respectively, compared to the $0.1 million and $0.2 million for the same periods in the prior year.

General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 137%, during the second quarter of fiscal 2007 as compared with the corresponding period of the prior year. This increase in the second quarter of fiscal 2007 was primarily a result of the increased costs of $0.9 million in outside professional services, $0.1 million in wages associated with our general and administrative personnel and an increase of $0.2 million of stock-based compensation associated with our general and administrative personnel. For the six months period ended July 29, 2006, general and administrative expenses increased by $1.6 million, or 64%, as compared with the corresponding period of the prior year. This increase in the first six months of fiscal 2007 was primarily a result of $1.2 million in outside professional services, $0.2 million in wages associated with our consultants and general and administrative personnel and an increase of $0.4 million of stock-based compensation associated with our general and administrative personnel. Stock-based compensation expense attributed to our general and administrative personnel for the three and six months ended July 29, 2006 was $0.3 million and $0.6 million, respectively, compared to the $0.1 million and $0.2 million for the same periods in the prior year.

Stock-based compensation expenses. The following table presents the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations for the second quarter and first half of fiscal 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(as restated) (1)		(as restated) (1)
Cost of revenues	$79	$20	$173	$44
Research & development expense	649	156	1,322	323
Sales and marketing expenses	190	85	392	177
General & administrative expenses	303	119	603	245

Total stock-based compensation	$1,220	$385	$2,490	$789

(1)	The amounts included in periods in fiscal 2007 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated statements of operations for prior periods in fiscal 2006 have not been restated to reflect, and does not include, the impact of SFAS 123(R).

SFAS 123(R) will continue to have an adverse impact on our results of operations. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Gain on sale of long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1.1 million. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. The entire sales proceeds of approximately $1.1 million was recognized as a gain on sales of investment during the first quarter of fiscal 2006. There were no sales of long-term investments during the second quarter and first six months of fiscal 2007.

Other income. Our other income primarily consisted of interest income from short-term investment offset by interest expense for a bank loan.

Provision for Income Tax. Our provision for income taxes consisted primarily of federal alternative minimum income taxes, state income taxes and foreign income taxes on our foreign subsidiaries. Each quarter, we evaluate the realizability of our deferred tax assets. As a result of incurring substantial net operating losses in previous years, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance at July 29, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2006, our principal sources of liquidity consist of cash and cash equivalents and marketable securities of $23.6 million, which represents a decrease of $2.7 million compared with $26.3 million at January 28, 2006. This compares to six months ended July 30, 2005 in which cash and cash equivalents and marketable securities was essentially flat at January 28, 2005.

For the six months ended July 29, 2006, the decrease in combined cash, cash equivalents and short-term investments of $2.7 million from beginning fiscal year was primarily the result of net cash used in operating activities of $4.3 million, offset by $1.9 million financing activities in bank borrowings and sale of common stock. This is further offset by sale of $1.1 million short-term investments and capital expenditures of $0.6 million.

For the six months ended July 29, 2005, the essentially flat combined cash from beginning fiscal year was a result of net cash used in operating activities of $1.5 million, offset by sale of long term investment of $1.1 million, proceeds $0.8 million from the sale of proceeds from sale of common stock, and bank borrowings of $0.6 million. This is further offset by an increase in short-term investments of $1.0 million.

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

The Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels its payroll cycles, which drive, as necessary, short term borrowing requirements. The Company will continue to maintain its cash reserve and increase its short term borrowing to finance other business activities as required.

The first 2-year Line of Credit allows us to borrow up to 80% of our accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows us to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, the loans under the Loan Agreement can be repaid without premium or penalty. As of July 29, 2006, we had $1.0 million outstanding under the first 2-year Line of Credit and had availability to draw drown approximately $8.1 million from both Lines of Credit. On May 15, 2006, we utilized $2.8 million of the first 2-year Line of Credit for a standby letter of credit to a supplier. In August 2006, we borrowed an additional $500,000 from the first 2-year Line of Credit which resulted in a total of $1.5 million outstanding.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan for the first six months of fiscal 2007, was approximately 8.58%. As of July 29, 2006, we had $345,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$221
One year or more	124

Total	$345

Under the Loan Agreement, we are subject to certain financial covenants. As of July 29, 2006, we were in compliance with all of the covenants contained in the Loan Agreement.

We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. As of July 29, 2006, the total amount of outstanding non-cancelable purchase orders was approximately $3.1 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 29, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity. As of July 29, 2006, we held approximately $8.4 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

As of July 29, 2006, we had borrowings outstanding of $345,000 under a term loan agreement for financing equipment for research and development, and $1.0 million of borrowings outstanding under the first two-year bank line of credit with variable interest rate. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at July 29, 2006 the fair value of these foreign currency amounts would decline by an immaterial amount.

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

As discussed in Note 3 in Notes to the Consolidated Financial Statements of this Form 10-Q, during 2006, a review related to our historical stock option granting practices was carried out by our Audit Committee. As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006. As a result, we announced in September 2006 that previously issued financial statements could no longer be relied upon. We were also unable to timely file this Form 10-Q as a result of the review related to our historical stock option granting practices. We are restating previously filed annual financial statements and our quarterly financial statements for the first quarter of fiscal 2007.

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of July 29, 2006, the last day of the fiscal quarter covered by this Form 10-Q. During this evaluation, management considered the impact of the review related to our historical stock option granting practices and related restatement of previously filed financial statements as well as the delay in the filing of this Form 10-Q with the Securities and Exchange Commission. Based upon this evaluation, our CEO and CFO concluded that as of July 29, 2006, our disclosure controls and procedures were not effective.

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. This Item 4 discussion includes information concerning the controls and controls evaluation referred to in the certifications, and those certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

Changes in internal control over financial reporting

Other than as described above and referenced below, there was no change in our internal control over financial reporting that occurred during the quarter ended July 29, 2006 that had a material affect or is reasonably likely to have a material effect on our internal control over financial reporting. For additional information regarding our internal control over financial reporting during fiscal 2007, including information relating to changes in our internal control over financial reporting during the quarter ended July 29, 2006 that had a material affect or was reasonably likely to have a material effect on our internal control over financial reporting, we refer you to the discussion contained in Item 9A of our Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission on the date hereof.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain current and former directors and officers of the Company have been named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the “Federal Action”) and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the “State Action”).

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder. They also allege that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and bring claims for an accounting and rescission. In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief. The Federal Action also seeks treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees. The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

The Company has filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile. The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them. The Company has also filed a motion to dismiss or stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices. The SEC has requested that the Company voluntarily produce documents relating to, among other things, our stock option practices. The Company is cooperating with the SEC.

ITEM 1A:	RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Sigma Designs. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The matters related to the review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and in that regard we have responded to informal requests for documents and additional information. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Also, in September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended July 29, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Market. In December 2006, we received an additional letter from NASDAQ of similar substance related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a response with NASDAQ to specific requests for information from NASDAQ related to our stock option granting practices review as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council, which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. We have been given until May 4, 2007 to submit additional information to assist the Review Council in their assessment of our listing status. On February 2, 2007, we filed with NASDAQ a response to specific requests for information from NASDAQ related to our stock option granting practices review. In addition, on April 20, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC and intend to file our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Market.

If we are unable to successfully address the material weaknesses in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

We have had ongoing material weaknesses in our internal control over financial reporting since the fiscal period ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. In September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants. As a result, we have been unable to report in a timely manner our financial results for the past three quarterly periods as a result of a voluntary review of our stock option grant practices. We continue to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting, as further described in Item 4, Report of Management on Internal Control over Financial Reporting and in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on the date hereof.

Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline. We have initiated corrective actions, which we believe will help remediate each of these material weaknesses. However, we cannot be certain that these measures will result in our ability to maintain adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses or if we identify additional material weaknesses in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales, average selling prices and gross margins, particularly if they occur precipitously;

•	expenses related to our remediation efforts and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our OEM customers, and acceptance of our OEM customers’ products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of potential economic instability in the Asia-Pacific region; and

•	continuing impact and expenses related to our stock option review and its resolution.

Our business is highly dependent on the expansion of young and rapidly evolving segments of the consumer electronics market.

Our business is highly dependent on developing segments of the consumer electronics market, which market segments include IP video set-top boxes, connected media players, and high definition televisions. We expect the majority of our revenues for the foreseeable future to come from the sale of chipsets for use in emerging consumer applications. Our ability to sustain and increase revenues is in large part dependent on the continued growth of these young and rapidly evolving market segments, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market segments, including consumer demand in these segments, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, even if these consumer market segments expand, manufacturers of products in these segments may not choose to utilize our products in their products, but rather the products of our competitors. Moreover, market acceptance of the products of manufacturers that do utilize our products may not occur as expected. In any such case, our business would likely be harmed.

The average selling prices of our products have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross margins.

Our markets are characterized by intense price competition. The willingness of customers to design our chips into their products depends to a significant extent upon our ability to sell our products at competitive prices. In the past, we have had to reduce our prices significantly to meet customer requirements. We expect the average selling prices of our products to decline significantly over the life of each product as the markets for our products mature, new technologies emerge, and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

We depend on a limited number of significant customers, and any reduction, delay or cancellation of an order from these significant customers or the loss of any of these customers could cause our revenues to decline.

For the three months ended July 29, 2006, Freebox S.A. accounted for 26% of our revenues, Cicso Systems (Kiss Technology) accounted for 11% of our revenues, Netgem accounted for 11% of our revenues and Uniquest accounted for 10% of revenues. For the six months ended July 29, 2006, Freebox S.A. accounted for 15% of our revenues and Uniquest accounted for 24% of revenues. Our dependence on a few major customers will likely continue. The reduction, delay or cancellations of orders from major customers or the loss of a major customer could cause our revenues to decline and harm our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

Our sales to OEM customers involve a number of risks, including price pressures, which could harm our revenues and cause our operating results to fluctuate significantly.

Our ability to increase sales and achieve continued profitability depends substantially on our ability to maintain a high level of sales to our OEM customers. Our OEM customers are not under any obligation to purchase a minimum quantity of our products. Also, even if we achieve new design wins with OEM customers, these manufacturers may not purchase our products in substantial volumes to recoup our development costs. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures as a result of our competitors. Any reduction in sales to OEM customers could seriously harm our business. We expect that our sales to OEM customers will continue to experience significant fluctuations, which will cause our operating results to fluctuate as well.

Our industry is highly competitive, and we may not be able to compete effectively. If we fail to compete effectively, our market share and revenues could decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues could decline.

We compete with large semiconductor manufacturers and designers. Most of our competitors have substantial experience and expertise in audio, video and multimedia technology and in producing and selling consumer products through retail distribution and OEM channels. These companies also have substantially greater engineering, marketing and financial resources than we have. Our competitors could form cooperative relationships that could present formidable competition to us. We cannot assure you that our technology will continue to achieve commercial success or that it will compete effectively against other interactive multimedia products, services and technologies that currently exist, are under development, or may be announced by competitors.

We have a history of operating losses and we could sustain future losses. We cannot assure you that we will continue to be profitable and if we lose money, our business may not be financially viable.

We have incurred significant operating losses in certain past fiscal periods, including in fiscal year 2006. In recent years, we made significant investments in our development efforts. We may not recognize the benefits of these investments. We were profitable for the three months ended July 29, 2006. However, we may not continue to be profitable. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, our new products or enhancements may not achieve widespread market acceptance. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages, any or all of which could harm our business and financial condition.

We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, the SEC has inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found below in Part II, Item 1 — Legal Proceedings. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operations may be negatively affected.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, sales, marketing, finance and accounting, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

If we fail to achieve initial design wins for our products, we may lose the opportunity for sales for a significant period of time to customers and be unable to recoup our investments in our products.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements. Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications for the IPTV market. Our sales cycle typically ranges from nine to twelve months. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product. As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our semiconductors or elects not to purchase a new product or product enhancements from us.

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

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain and we may face increased challenges in supply chain management in the future.

With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. We currently purchase finished wafers from a single source. The development of alternate sources for finished wafers could take at least several quarters and the qualification process could be difficult and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business. In addition, the development, licensing or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of key components and products would adversely affect our business.

In the past, we have experienced production delays and other difficulties, and we could experience similar problems in the future. Our products might also contain defects that escape identification at the factory. This could result in unanticipated costs, cancellations, deferrals of purchase orders, or costly recall of products from customer sites.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

We depend primarily on independent contract manufacturers, each of whom is a third party manufacturer for numerous companies, to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, a substantial portion of our manufacturing is performed in Asian countries and is therefore subject to risks associated with doing business in these countries. Each of these factors could adversely affect our business and financial results.

We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will significantly harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 29, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will significantly harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.

We are subject to risks arising from our international operations.

We derive substantially all of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection. Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets. Overseas sales and purchases to date have been denominated in U.S. dollars. We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Our employees, contractors and agents may take actions in violation of these internal policies and procedures or United States regulations applicable to us. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.

Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which could have a material adverse impact on our financial condition.

We conduct significant sales and customer support operations directly to our OEM customers and indirectly through our distributors in countries throughout the world and also depend on the operations of our contract manufacturers and suppliers that are primarily located outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, results of operations and financial condition.

We may engage in investments in and acquisitions of other businesses and technologies, which could divert management’s attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings. For example, we completed the acquisition of Blue7 Communications in February 2006. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business. Once we identify a strategic opportunity, the process to consummate a transaction could divert management’s attention from the operation of our business causing our financial results to decline.

If we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including but not limited to:

•	potential disruption of our ongoing business;

•	unexpected costs or incurring unknown liabilities;

•	diversion of management resources from other business concerns;

•	inability to retain employees of the acquired businesses;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and
•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully integrate the businesses we acquire, our operating results could be harmed.

Changes in our tax rates will affect our future results.

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended (the “Code”). Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents, short-term investments and long-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Financial accounting standards in the United States are constantly under review and may be changed from time to time. We are required to apply these changes when adopted. Once implemented, these changes could result in material fluctuations in our financial results of operations and the way in which such results of operations are reported. Similarly, we are subject to taxation in the United States and a number of foreign jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Changes in tax laws in a jurisdiction in which we have reporting obligations could have a material impact on our results of operations.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

Our business is subject to seasonality as a result of our target markets. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market into which we sell our products is characterized by this seasonality, our operating results may vary significantly from quarter to quarter.

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors have caused and could cause substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products.

Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenues.

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold 30 patents and these patents will expire within the next 5 to 16 years. These patents cover the technology underlying our products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic® technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during the six months ended July 29, 2006, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $8.24 on July 12, 2006 to a high of $16.60 on February 1, 2006. In addition, the stock market, in general, has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics and semiconductor industries. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have two lines of credit with United Commercial Bank, expiring in August 2007, which allow for borrowings of up to an aggregate of $15.0 million. As of July 29, 2006, we had $1 million outstanding indebtedness under these loans. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. As of July 29, 2006, we had $345,000 of outstanding indebtedness under this loan. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 22, 2006, we distributed our definitive Proxy Statement, Annual Report to Shareholders and Proxy to each of our shareholders of record as of April 24, 2006, for our Annual Meeting of Shareholders held June 23, 2006. At our Annual Meeting of Shareholders, our shareholders were asked to consider two proposals.

The first proposal involved the election of our directors. The nominees of our Board, all of whom were elected, and the voting results with respect thereto, were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	19,901,176	343,157	0	0
William J. Almon	19,653,862	590,471	0	0
Julien Nguyen	19,755,710	488,623	0	0
Lung C. Tsai	19,636,651	607,682	0	0

The second proposal concerned the ratification of Grant Thornton LLP as our independent registered public accountants for the fiscal year ending February 3, 2007. The proposal was approved. The results were as follows:

For:	20,100,396
Against:	125,540
Abstained:	18,397
Broker Non-Votes:	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

The following exhibits are filed herewith:

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “file” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.

Date: April 20, 2007

	By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Kent
Mark Kent
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “file” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.