Form 10-Q
period 2006-10-28
SIGMA DESIGNS INC
filed 2007-04-20
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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

THIS FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE REVIEW OF OUR HISTORICAL STOCK OPTION GRANT PRACTICES, THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q as of and for the three and nine months ended October 28, 2006, we are restating our consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and nine months ended October 29, 2005 and the related condensed consolidated statement of cash flows for the nine months ended October 29, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 1, and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), we are restating our consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006, January 29, 2005, January 31,

2004, and February 1, 2003. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

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

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 28 2006	January 28, 2006
		As Restated (1)
Assets
Current assets:
Cash and cash equivalents	$14,510	$16,827
Short-term investments	8,149	9,525
Accounts receivable, net	14,467	4,951
Notes receivable - related party	—	900
Inventories	13,821	3,830
Prepaid expenses and other current assets	751	1,138

Total current assets	51,698	37,171

Equipment and leasehold improvements, net	2,087	1,474
Long-term investments	263	1,282
Goodwill	5,020	—
Other intangible assets, net	5,833	—
Other non-current assets	425	430

Total Assets	$65,326	$40,357

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,189	$3,467
Accrued liabilities	8,006	5,667
Bank line of credit	1,300	—
Current portion of bank term loan	224	211

Total current liabilities	18,719	9,345

Bank term loan	70	233
Other long-term liabilities	26	102

Total liabilities	18,815	9,680
Commitments and contingencies
Shareholders’ equity:
Common stock	117,542	107,700
Shareholder notes receivable	(58)	(58)
Deferred compensation	—	(4,303)
Accumulated other comprehensive income	292	204
Accumulated deficit	(71,265)	(72,866)

Total shareholders’ equity	46,511	30,677

Total Liabilities and Shareholders’ Equity	$65,326	$40,357

(1)	See Note 3, “Restatement of Consolidated Financial Statements”, of the accompanying Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28 2006	October 29 2005	October 28 2006	October 29 2005
		(As Restated) (1)		(As Restated) (1)
Net revenues	$25,055	$8,497	$59,990	$22,833
Cost of revenues	13,017	2,698	31,560	7,534

Gross profit	12,038	5,799	28,430	15,299

Operating expenses:
Research and development	5,581	3,866	15,847	11,318
Sales and marketing	1,921	1,367	5,406	4,181
General and administrative	1,839	1,001	5,942	3,504

Total operating expenses	9,341	6,234	27,195	19,003

Income (loss) from operations	2,697	(435)	1,235	(3,704)
Gain on sale of long-term investment	—	1,497	—	2,580
Interest and other income, net	149	103	505	280

Income (loss) before income taxes	2,846	1,165	1,738	(844)
Provision for (benefit from) income taxes	104	(2)	137	2

Net income (loss)	$2,742	$1,167	$1,601	$(846)

Basic net income (loss) per share	$0.12	$0.05	$0.07	$(0.04)
Shares used in computing per share amount	22,794	21,447	22,642	21,307

Diluted net income (loss) per share	$0.11	$0.05	$0.06	$(0.04)
Shares used in computing per share amount	25,572	24,020	25,365	21,307

(1)	See Note 3, “Restatement of Consolidated Financial Statements”, of the accompanying Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
		(As Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,601	$(846)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,690	594
Stock-based compensation expense	3,630	1,162
Provision for (recovery of) inventory valuation	373	(22)
Provision for (reversal of) bad debts and sales returns	32	72
Gain on sale of long-term investment	—	(2,580)
Loss on disposal of fixed assets	10
Investment impairment charges	19	31
Accretion of contributed leasehold improvements	(62)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(9,548)	1,833
Inventories	(10,364)	707
Prepaid expenses and other current assets	389	369
Accounts payable	4,983	(1,771)
Accrued liabilities and others	2,315	783

Net cash used in operating activities	(4,932)	271

Purchase of short-term investments	(17,922)	(33,173)
Sale of short-term investments	19,333	32,300
Purchase of equipment	(1,381)	(600)
Sale of long-term investment	—	4,580
Purchase of intangible assets	(107)	—
Cash received in business acquisition, net of cash paid	147	—
Issuance of short-term promissory note	—	(500)
Other	20	67

Net cash (used in) provided by investing activities	197	2,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	1,300	600
Net proceeds from sale of common stock	1,216	1,411
Repayment of bank line of credit	(151)	(107)

Net cash provided by financing activities	2,365	1,904

Effect of foreign exchange rates changes on cash	53	(25)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,318)	4,824

CASH AND CASH EQUIVALENTS:	—	—
Beginning of period	16,827	10,250

End of period	$14,510	$15,074

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
		(As Restated) (1)
Supplemental disclosure of cash flow information:
Common stock issued and stock options assumed for Blue7 Acquisition	$11,414	$—

Cash paid for interest	$42	$29

Cash paid for income taxes	$6	$9

(1)	See Note 3, “Restatement of Consolidated Financial Statements”, of the accompanying Notes to Consolidated Financial Statements.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 28, 2006 and January 28, 2006, the consolidated results of its operations for the three months and nine months ended October 28, 2006 and October 29, 2005, and the consolidated cash flows for the nine months ended October 28, 2006 and October 29, 2005. The results of operations for the three months and nine months ended October 28, 2006 and October 29, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. The third fiscal quarter of 2007 ended on October 28, 2006. The third fiscal quarter of 2006 ended on October 29, 2005.

On February 16, 2006, we completed the acquisition of Blue7 Communications (“Blue7”). See Note 11.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

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

The adoption of SFAS 123(R) had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in our consolidated statement of operations.

3. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-Q as of and for the three and nine months ended October 28, 2006, the Company is restating its consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and nine months ended October 29, 2005 and the related condensed, consolidated statement of cash flows for the nine months ended October 28, 2006 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors (the “Board”) and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. In our Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), the Company is restating its consolidated balance sheet as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

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

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month periods ended July 29, 2006 and October 28, 2006. Those reports have been filed concurrently with this 2007 Form 10-K.

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

Restatement Adjustments

The Company’s restated condensed consolidated financial statements incorporate stock-based compensation expense and related payroll taxes, interest expenses and penalties. The restatement adjustments result in a $16.4 million increase in accumulated deficit as of April 26, 2006. The total restatement impact through January 31, 2004, of $10.2 million, has been reflected as a prior period increase in accumulated deficit as of that date.

The Company also recorded restatement adjustments to its condensed consolidated financial statements for the quarter ended April 29, 2006. See Note 19 “Quarterly Financial Information” of the Company’s notes to consolidated financial statements in its 2007 Form 10-K for more information on the Company’s quarterly information.

The following table summarizes the impact of the restatement adjustments to net income (loss) for the three and nine months ended October 29, 2005 (in thousands):

	Net Income (Loss)
	Three Months Ended Oct. 29, 2005	Nine Months Ended Oct. 29, 2005
As previously reported	$1,948	$1,394
Adjustments:
Stock-based compensation and related expense	(374)	(1,163)
Payroll taxes, interest and penalties	(172)	(618)
Other	(235)	(459)

Total adjustments	(781)	(2,240)

As adjusted	$1,167	$(846)

The restatement adjustments reduced the Company’s previously reported diluted earnings per share by $0.04 and $0.11 for the three and nine months ended October 29, 2005, respectively.

The table below presents the impact of the individual restatement adjustments, which are explained in further detail following the table (in thousands) :

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

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Options under the U.S. Internal Revenue Code (“IRC”), or ISOs, were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under IRC tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs”. The potential disqualification of ISO status exposes us to additional payroll-related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. As of October 28, 2006, we have recorded a net liability of approximately $3.9 million in connection with the potential disqualification of ISO tax treatment for option awards. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to expiration of the statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations.

Because virtually all holders of options issued by the management of the Company were not involved in or aware of the incorrect pricing of the Affected ISOs, management has taken certain actions and is considering possible additional actions to address the impact of certain adverse tax consequences, including under IRC Section 409A, that may result from the exercise price of stock options being less than the fair market value of the Company’s common stock on the Deemed Measurement Date, as defined below. IRC Section 409A (and, as applicable, similar tax laws in California and other states) imposes penalty taxes on our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004 (the “409A Affected Options”). The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or cure, for 409A Affected Options. In December 2006, the Company entered into agreements with each of its executive officers to amend the 409A Affected Options held by such person to limit the period of exercisability to a defined calendar year. Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). If necessary to comply with applicable law, such cure will be effected as a tender offer. In connection with such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, the Company has sent the IRS and California Franchise Tax Board (“FTB”) notices of its intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from the exercise of these 409A Affected Options during 2006. In connection with the

Company’s potential participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional income tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

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

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of income for the three and nine months ended October 29, 2005 (in thousands).

	Three Months Ended October 29, 2005				Nine months Ended October 29, 2005
	As Previously Reported	Adjust- ments		As Restated	As Previously Reported	Adjust- ments		As Restated
NET REVENUES	$8,497	$—		$8,497	$22,833	$—		$22,833
COST OF REVENUES	2,666	32	(1)	2,698	7,349	185	(1)	7,534

GROSS PROFIT	5,831	(32)		5,799	15,484	(185)		15,299
OPERATING EXPENSES:
Research and development	3,613	253	(1)	3,866	10,650	668	(1)	11,318
Sales and marketing	1,259	108	(1)	1,367	3,713	468	(1)	4,181
General and administrative	880	121	(1)	1,001	2,903	601	(1)	3,504

Operating expenses	5,752	482		6,234	17,266	1,737		19,003

INCOME (LOSS) FROM OPERATIONS	79	(514)		(435)	(1,782)	(1,922)		(3,704)
Gain on sales of long-term investments	1,497	—		1,497	2,580	—		2,580
Interest income and other income, net	370	(267	)(2)	103	598	(318	)(2)	280

INCOME BEFORE INCOME TAXES	1,946	(781)		1,165	1,396	(2,240)		(844)
PROVISION FOR INCOME TAXES	(2)	—		(2)	2	—		2

NET INCOME	$1,948	$(781)		$1,167	$1,394	$(2,240)		$(846)

NET INCOME PER SHARE:
Basic	$0.09	$(0.04)		$0.05	$0.07	$(0.11)		$(0.04)
Diluted	$0.08	$(0.03)		$0.05	$0.06	$(0.10)		$(0.04)
SHARES USED IN COMPUTATION:
Basic	21,447			21,447	21,307			21,307
Diluted	24,401			24,020	23,179			21,307

(1)	Includes the impact of stock-based compensation charges and related payroll taxes.
(2)	Includes the impact of penalties and interest in connection with payroll tax liabilities recorded.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet as of January 28, 2006 (in thousands).

ASSETS	As Previously Reported	Adjustments		As Restated
CURRENT ASSETS:
Cash and cash equivalents	$16,827	$—		$16,827
Short-term investments	9,525	—		9,525
Accounts receivable (net of allowances of $1,491	4,951	—		4,951
Note receivable - related party	900	—		900
Inventories	3,830	—		3,830
Prepaid expenses and other current assets	1,001	137		1,138

Total current assets	37,034	137		37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS – net	1,474	—		1,474
LONG-TERM INVESTMENTS	1,282	—		1,282
OTHER NON- CURRENT ASSETS	169	261		430

TOTAL ASSETS	$39,959	$398		$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,467	$—		$3,467
Accrued liabilities and other	2,031	3,636	(2)	5,667
Current portion of bank term loan	211	—		211

Total current liabilities	5,709	3,636		9,345
BANK TERM LOAN	233	—		233
OTHER LONG - TERM LIABILITIES	102	—		102

Total liabilities	6,044	3,636		9,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - no par value: 35,000,000 shares authorized; 21,945,874 shares outstanding	91,131	16,569	(1)	107,700
Shareholder notes receivable	—	(58	) (1)	(58)
Deferred compensation	—	(4,303	)(1)	(4,303)
Accumulated other comprehensive income	23	181		204

Accumulated deficit	(57,239)	(15,627	)(1)(2)	(72,866)

Total shareholders’ equity	$33,915	$(3,238)		$30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,959	$398		$40,357

(1)	Includes the impact of stock-based compensation charges.
(2)	Includes the impact of payroll taxes and related penalties and interest.

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

5. Long-Term Investments

On February 16, 2006, the Company acquired the remaining 83% ownership of Blue7 in which the Company had previously invested $1.0 million in fiscal 2006. After the acquisition, Blue7 became the Company’s 100%-owned subsidiary. For the three months and nine months ended October 28, 2006, the Company did not sell any long-term investments. During the three months ended October 28, 2006, the Company recorded $19,000 of impairment loss related to the remaining value in its investment in a start-up company located in China. During the first quarter of fiscal 2005, the Company sold its investment in

Series B Preferred stock of a local MPEG-4 system provider for $1.1 million. The Company had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. Consequently, the entire sales proceeds were recorded as a gain on sale of investment.

6. Stock-Based Compensation

On January 29, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2001 Employee Stock Option Plan (the “2001 Option Plan”), 2003 Director Stock Option Plan (the “2003 Director Plan”) and 2001 Employee Stock Purchases Plan (the “2001 Purchase Plan”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Our Condensed Consolidated Financial Statements as of and for the three months and nine months ended October 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended October 28, 2006 were $1.2 and $3.4 million, respectively, which consisted of stock-based compensation expense related to the grant of stock options and stock purchase rights. Stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three months and nine months ended October 28, 2006 was recorded in accordance with APB 25.

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

Stock-based compensation expense recognized during fiscal 2007 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense for the three months and nine months ended October 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized for the three months and nine months ended October 28, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2001 Employee Stock Option Plan (the ”2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On March 8, 2006, an additional 877,834 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of October 28, 2006, the Company has reserved a total of 4,366,000 shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant. The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005. During the three months and nine months ended October 28, 2006, we granted stock options of 711,000 and 809,700 with estimated total grant-date fair values of $5.7 Million and $6.4 million, respectively.

2003 Director Stock Option Plan (the “2003 Director Plan”): During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005. A total of 200,000 shares of common stock are currently reserved for issuance under the 2003 Director Plan, of which 65,000 has been granted as of October 28, 2006. During the nine months ended October 28, 2006, we granted stock options of 15,000 with an estimated total grant-date fair value of $124,000. No options were granted from the 2003 Director Plan during the three months ended October 28, 2006.

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

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2006, 2005 and 2004, 81,569, 66,798 and 69,327 shares of the Company’s common stock were purchased at an average price of $6.59, $6.58 and $4.51 per share, respectively. For the third quarter of fiscal 2007, 49,265 shares of the Company’s common stock were purchased at an average price of $2.77 per share. On March 8, 2006, an additional 25,000 shares was reserved under the 2001 Purchase Plan for future purchases by employees. At October 28, 2006, 226,292 shares under the 2001 Purchase Plan remain available for future purchase. In addition, the Company recorded no compensation expense and $86,000 in the three months and nine months ended October 28, 2006.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three-month and six-month periods ended October 28, 2006 was as follows (in thousands):

	Three Months Ended October 28, 2006	Nine months Ended October 28, 2006
Stock-based compensation by type of award:
Stock options	$1,171	$3,353
Employee stock purchase plan	—	86

Total stock-based compensation	1,171	3,439
Tax effect on stock-based compensation	(284)	(565)

Net effect on net income	464	922

Effect on income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

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

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months and nine months ended October 28, 2006 was $8.07 and $9.31 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months and nine months ended October 28, 2006 was zero and $8.44 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended October 28, 2006		Nine months Ended October 28, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	69%	—	70%	63%
Risk free interest rate	4.82%	—	4.76%	5.11%
Expected term of options and purchase rights (in years)	6.10	—	5.89	0.5
Dividend yield	None	—	None	None

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and nine months ended October 28, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information Under SFAS 123(R)

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 28, 2006	4,885,217	$4.75
Options granted	279,837	4.18
Options forfeited	(26,651)	7.94
Options exercised	(223,785)	2.59

Options outstanding at April 29, 2006	4,914,618	4.80
Options granted	65,000	9.73
Options forfeited	(58,502)	9.43
Options exercised	(64,868)	3.22

Options outstanding at July 29, 2006	4,856,248	4.83
Options granted	711,000	12.28
Options forfeited	(18,753)	7.23
Options exercised	(49,256)	2.77

Options outstanding at October 28, 2006	5,499,239	$5.80	6.10	73,781,530

Vested and expected to vest	5,306,090	5.65	6.00	72,024,522
Options exercisable at October 28, 2006	3,059,031	$3.37	4.20	48,485,370

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of all vested and unvested options outstanding as of October 28, 2006, based on our then current closing price of $19.22, was $73.8 million. The aggregate intrinsic value of options exercised under our stock option plans was $421,000 and $1.6 million for the three months ended October 28, 2006 and October 29, 2005, respectively, and $3.7 million and $3.6 million for the nine months ended October 28, 2006 and October 29, 2005, respectively, determined as of the date of option exercise. The fair value of options that vested during the three months ended October 28, 2006 was $1.6 million.

The options outstanding and currently exercisable at October 28, 2006 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number Outstanding at October 28, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at October 28, 2006	Weighted Average Exercise Price
$0.95	$1.69	915,484	5.25	$1.42	778,451	$1.40
$1.71	$2.31	589,404	1.06	$2.27	572,087	$2.28
$2.34	$3.40	782,043	4.43	$3.05	597,998	$2.99
$3.50	$5.38	444,922	3.70	$3.84	431,172	$3.79
$5.43	$5.43	676,755	7.48	$5.43	272,910	$5.43
$5.60	$9.57	507,531	6.48	$6.57	271,875	$6.16
$9.89	$9.89	711,400	8.92	$9.89	132,938	$9.89
$11.06	$11.06	605,000	9.76	$11.06	0	$0.00
$12.54	$15.91	160,700	9.36	$14.98	1,600	$15.91
$19.22	$19.22	106,00	8.47	$19.22	0	$0.00

$0.95	$19.22	5,499,239	6.10	$5.80	3,059,031	$3.37

As of October 28, 2006, the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our option plans was $13.2 million and will be recognized over an estimated weighted average amortization period of 2.72 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months and nine months ended October 28, 2006, 36,277 shares were purchased under this plan. At October 28, 2006, there were 226,292 shares available to be issued under the ESPP.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three months and nine months ended October 28, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended October 29, 2005	Nine months Ended October 29, 2005
		(As Restated) (1)
Net income (loss), as reported	$1,167	$(846)
Add: Total stock-based compensation expense	374	1,163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(723)	(2,518)

Pro forma net loss	$818	$(2,201)

Basic income (loss) per share:
As reported	$0.05	$(0.04)
Pro forma	$0.04	$(0.10)
Diluted income (loss) per share:
As reported	$0.06	$(0.04)
Pro forma	$0.03	$(0.10)

The weighted average fair value of options granted pursuant to the 2001 Option Plan and 2003 Director Plan during the three months and nine months ended October 29, 2005 was $6.28 and $6.04 per share, respectively. The weighted average fair value of employee stock purchase rights granted pursuant to the ESPP during the three months and nine months ended October 29, 2005 was $2.59 and $2.95 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended October 29, 2005		Nine months Ended October 29, 2005
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	59%	62%	59%	62%
Risk free interest rate	4.36%	3.34%	4.29%	2.86%
Expected term of options and purchase rights (in years)	4.60	0.5	4.58	0.5
Dividend yield	None	None	None	None

Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

7. Inventories

Inventories consisted of the following (in thousands):

	October 28, 2006	January 28, 2006
Raw materials	$5,702	$817
Work in process	2,454	552
Finished goods	5,665	2,461

	$13,821	$3,830

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

On May 15, 2006, the Company utilized $2.8 million of its first 2-year Line of Credit for a standby letter of credit to a supplier. As of October 28, 2006, the Company had $1.0 million outstanding from these two Lines of Credit and had availability to draw down an additional approximate amount of $8.0 million.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan for the first nine months of fiscal 2007, was approximately 8.39%. As of October 28, 2006, the Company had $294,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$224
One year or more	70

Total	$294

Under the Loan Agreement, the Company is subject to certain financial covenants. As of October 28, 2006, the Company was in compliance with all of the covenants contained in the Loan Agreement.

9. Net income (loss) per Share

“Net income (loss) per share – basic” for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income (loss) per share - diluted for the periods presented in which the Company had net income (loss) is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net income (loss), these potential dilutive securities have been excluded as they would be anti-dilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(As Restated) (1)		(As Restated) (1)
Numerator:
Net income (loss), as reported	$2,742	$1,167	$1,601	$(846)
Denominator:
Weighted average common shares outstanding	22,794	21,447	22,642	21,307

Shares used in computation, basic	22,794	21,447	22,642	21,307
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	99	—	92	—
Stock options	2,679	2,573	2,631	—

Shares used in computation, diluted	25,572	24,020	25,364	21,307

Net income (loss) per share:
Basic	$0.12	$0.05	$0.07	$(0.04)

Diluted	$0.11	$0.05	$0.06	$(0.04)

A summary of the excluded potential dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended		Nine months ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Stock options	721	100	721	4,662

10. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(As Restated) (1)		(As Restated) (1)
Net income (loss)	$2,742	$1,167	$1,601	$(846)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	4	(2)	35	(8)
Cumulative foreign currency translation adjustment	(3)	(18)	53	(25)

Total comprehensive income (loss)	$2,743	$1,147	$1,689	$(879)

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

Assets acquired and liabilities assumed were recorded at their fair values as of February 16, 2006. The total $11.9 million purchase price is comprised of the following (in thousands):

Value of Sigma stock issued	$8,190
Fair value of vested stock options assumed	1,091
Retirement of note receivables	400
Retirement of interest receivable	25
Investment in Blue7 prior to the acquisition	1,000
Note receivable converted to Blue7 preferred shares prior to the acquisition	500
Cash acquired from Blue7 acquisition	(147)
Direct costs	804

Total purchase price	$11,863

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

Under the terms of the merger agreement, each Blue7 stock option that was outstanding and unexercised was converted into an option to purchase Sigma common stock and we assumed that stock option in accordance with the terms of the applicable Blue7 stock option plan and terms of the stock option agreement relating to that Blue7 stock option. Based on Blue7’s stock options outstanding at February 16, 2006, we converted options to purchase approximately 4.8 million shares of Blue7 common stock into options to purchase approximately 231,137 shares of Sigma common stock. The fair value of options assumed was determined using the Black Scholes valuation model.

Direct costs of $804,000 include mainly legal and accounting fees, business valuation, and other external costs directly related to the acquisition.

Purchase Price Allocation:

In accordance with SFAS No. 141, the total purchase price was allocated to Blue7’s net tangible and intangible assets based upon their estimated fair values as of February 16, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the purchase price to the acquired net assets of Sigma and the associated estimated useful lives:

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

	Three Months Ended Oct 29, 2005	Nine Months Ended Oct 29, 2005
Reported revenue	$8,497	$22,833
Reported net (loss) income	$1,167	$(846)
Reported net (loss) income per share—basic	$0.05	$(0.04)
Reported net (loss) income per share—diluted	$0.05	$(0.04)

Pro forma revenue	$8,555	$23,008
Pro forma net (loss) income	$614	$5,031
Pro forma net (loss) income per share—basic	$0.03	$(0.04)
Pro forma net (loss) income per share—diluted	$0.02	$(0.04)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

12. Goodwill and intangibles

During the nine months ended October 28, 2006, goodwill of $5.0 million was recorded due to the acquisition of Blue7. Refer to Note 11 for further information regarding this acquisition.

Acquired intangible assets, subject to amortization, were as follows as of October 28, 2006 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$5,300	$(537)	$4,764
Noncompete agreements	1,400	(330)	1,070
Total intangible assets	$6,700	$(867)	$5,833

Amortization expense related to the acquired intangible assets was $306,000 and $578,000 for the three months and nine months ended October 28, 2006. As of October 28, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year	Developed Technology	Noncompete Agreements	Total
Remainder of fiscal year 2007	$189	$117	$306
2008	757	467	1,224
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
Thereafter	1,546	—	1,546

	$4,763	$1,070	$5,833

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

14. Significant customers

One U.S. customer accounted for more than 10% of total net revenues during the three months ended October 28, 2006. No sales to any U.S. customers accounted more than 10% of total net revenues during nine months ended October 28, 2006 and the comparable periods of fiscal 2006.

Major customers that accounted for over 10% of our total net revenues are as follows:

		Three months ended		Nine months ended
Customers	Region	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Freebox	Europe	24%	—	22%	—
Uniquest	Asia	23%	—	19%	—
Netgem	Europe	11%	—	*	—

*	Customer balance was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	October 28, 2006	October 29, 2006
Freebox	Europe	24%	*
Uniquest	Asia	19%	—
Motorola Trading Center	Asia	14%	*
Netgem	Europe	11%	—

*	Customer balance was less than 10% of our total net receivables.

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

During June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest. One of the Company’s board members had invested $100,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7. As of January 28, 2006, the total outstanding loan balance was $900,000. As of October 28, 2006, the total loan balance of $900,000 was forgiven and accounted as part of the Blue7 acquisition cost.

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

The Company maintains an investment in Envivo, Inc., in which the Company has current invested capital $263,000 for an ownership fraction of 1% ownership. Three of the Company’s board members have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership fraction of less than 1% ownership position. The Company’s Chairman and CEO, Thinh Tran, is a member of Envivio’s board of directors.

17. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three and nine months ended October 28, 2006 and October 29, 2005 are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
Accrued Warranty Three Months
ended October 28, 2006	$351	$170	$(65)	$456
ended October 29, 2005	198	43	(20)	221
Accrued Warranty Nine Months
ended October 28, 2006	$289	$423	$(256)	$456
ended October 29, 2005	191	100	(70)	221

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

20. Shareholders’ Equity

During the nine months ended October 28, 2006, 288,653 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.73 resulting in gross proceeds to the Company of $788,209, and 36,277 shares of the Company’s common stock were purchased under the Company’s Employee Stock Purchase Plan at an average price of $8.02 resulting in gross proceeds to the Company of $290,942.

During the nine months ended October 29, 2005, 238,930 shares of the Company’s common stock were issued for the exercise of options at an average price of $2.36 resulting in gross proceeds to the Company of $563,969, and 40,675 shares of the Company’s common stock were purchased under the Company’s Employee Stock Purchase Plan at an average price of $6.46 resulting in gross proceeds to the Company of $262,761.

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

RECENT DEVELOPMENTS

Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q as of and for the three and nine months ended October 28, 2006, the Company is restating its consolidated balance sheet as of January 28, 2006, the related consolidated statements of operations for the three and nine months ended October 29, 2005 and the related condensed consolidated statement of cash flows for the nine months ended October 29, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors (“Board”) and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. In its Form 10-K for the year ended February 3, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), the Company is restating its consolidated balance sheet as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005, and its selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended January 28, 2006 and January 29, 2005, January 31, 2004, and February 1, 2003. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005, and unaudited condensed financial statements for the three months ended April 29, 2006.

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

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month period ended July 29, 2006 and three month and nine month ended October 28, 2006. Those reports have been filed concurrently with this 2007 Form 10-K.

Related to the special investigation and financial statement restatements through the filing date of all delinquent filings, we have incurred approximately $1.7 million in costs for legal fees, external audit firm fees, and external consulting fees through fiscal year ended February 3, 2007, and expect to incur $1.4 million in additional fees.

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

•

The “Approval Date” for the stock option was the date set forth in executed minutes or a fully-executed consent of the board of directors or stock option committee, provided that (1) documentary evidence existed that the allocation of shares had been finalized on such date, and (2) the “Communication Date” for the stock option was within 30 days of the Approval Date.

•

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

Restatement Adjustments

Our restated condensed consolidated financial statements contained in our 2007 Form 10-K incorporate stock-based compensation expense and related payroll taxes, penalties and interest expenses. The restatement adjustments result in a $16.4 million increase in accumulated deficit as of April 26, 2006. This amount includes a reduction of our previously reported consolidated net income of approximately $3.4 million and $2.0 million for the years ended January 28, 2006 and January 29, 2005, respectively, and $795,000 for the quarter ended April 26, 2006. The total restatement impact for periods through January 31, 2004 of $10.2 million has been reflected as a prior period adjustment to accumulated deficit as of that date.

The restatement adjustments reduced our previously reported diluted earnings per share by $0.15 and $0.08 for the years ended January 28, 2006 and January 29, 2005, respectively.

The table below presents the impact of the individual restatement adjustments (in thousands), which are explained in further detail following the table:

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

Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). If necessary to comply with applicable law, such cure will be effected as a tender offer. In connection such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, the Company has sent the IRS and California Franchise Tax Board (“FTB”) notices of its intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from the exercise of these 409A Affected Options during 2006. In connection with the Company’s proposed participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional income tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

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

NASDAQ Listing Status

In September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended October 28, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In December 2006, we received an additional similar letter from NASDAQ related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a written summary of our Audit Committee’s option review status with NASDAQ as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the NASDAQ Review Council. We have been given until May 4, 2007 to submit additional information to assist the NASDAQ Review Council in their assessment of our listing status. On February 2, 2007, we filed a written summary of the status of our Audit Committee’s review with NASDAQ. In addition, on April 20, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

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

Stock-based Compensation

Effective January 29, 2006, the start of our fiscal year 2007, we prospectively adopted SFAS 123(R) using the modified prospective transition method and, therefore, have not revised prior periods’ results for the adoption of this accounting statement. SFAS 123 (R) requires all share-based payments to be measured based on the award’s fair value on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. If the assumptions change, stock-based compensation may differ significantly from what we have recorded in the past.

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

RESULTS OF OPERATIONS

Overview.

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(As Restated) (1)		(As Restated) (1)
Net revenues	$25,055	$8,497	$59,990	$22,833
Cost of revenue	13,017	2,698	31,560	7,534

Gross profit	12,038	5,799	28,430	15,299
Operating expenses:
Research and development	5,581	3,866	15,847	11,318
Sales and marketing	1,921	1,367	5,406	4,181
General and administrative	1,839	1,001	5,942	3,504
Gain on sales of long-term investment	—	1,497	—	2,580
Interest income (expense) and other income (loss), net	149	103	503	280
Provision (benefit) for income taxes	104	(2)	137	2

Net Income (loss)	2,742	1,167	1,601	(846)

(1)	See Note 3, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(As Restated) (1)		(As Restated) (1)
Net revenues	100%	100%	100%	100%
Cost of revenue	52%	32%	53%	33%

Gross margin	48%	68%	47%	67%
Operating expenses:
Research and development	22%	45%	26%	50%
Sales and marketing	8%	16%	9%	18%
General and administrative	7%	12%	10%	15%
Gain on sales of long-term investment	—	18%	—	11%
Interest income (expense) and other income (loss), net	0%	1%	1%	1%
Provision (benefit) for income taxes	—	—	—	—

Net Income (loss)	11%	14%	3%	(4)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

Net Revenues

Net revenues for the three and nine months ended October 28, 2006 increased 195% and 163%, respectively, as compared to the corresponding periods last year. The increase in net revenues for the three and nine months ended October 28, 2006 was primarily attributable to increased chipset sales into the IPTV, Blu-ray and HD DVD, HDTV and Digital Media Adaptor marketplaces.

Net Revenues by Product Group.

We have three main product groups: chipsets, board and “other” products. The following table sets forth our net revenues in each of our major product group and the percentage of total net revenues represented by each product group, for the third quarter and first nine months of fiscal 2007 and 2006 (in thousands):

	Three months ended				Nine months ended
	October 28,	% of net	October 29,	% of net	October 28,	% of net	October 29,	% of net
	2006	revenues	2005	revenues	2006	revenues	2005	revenues
Chipsets	$24,157	97%	$6,908	81%	$56,800	95%	$18,948	83%
Boards	565	2%	1,171	14%	2,161	3%	2,728	12%
Other	333	1%	418	5%	1,029	2%	1,157	5%

Total net revenues	$25,055	100%	$8,497	100%	$59,990	100%	$22,833	100%

Chipsets. Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the IPTV, Blu-ray and HD DVD, HDTV, Digital Media Adaptor, and Portable Media Player markets. The increase of $17.3 million, or 250%, and $37.9 million, or 200%, in net revenues from chipsets for the three and nine months ended October 28, 2006, respectively, compared to the corresponding periods in the prior year was due primarily to increases of $19.1 million and $42.7 million for the three and nine months ended October 28, 2006, respectively, in sales into the newer generation of combined IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adaptor product markets, offset by decreases of $1.7 million and $5.0 million for the three and nine months ended October 28, 2006, respectively, in sales of our legacy products.

Boards. Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. The decrease of $0.6 million, or 52%, and $0.6 million, or 21%, in net revenues from board products for the three and nine months ended October 29, 2006, respectively, compared to the corresponding period in the prior year was due primarily to decreased demand.

Other. The “Other” category primarily includes revenues from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The decrease of $0.1 million, or 20%, and $0.1 million, or 11%, in net revenues from other products in the three and nine months ended October 28, 2006, respectively, as compared to the same period a year ago was primarily attributable to our desire to focus our research and development resources on chipsets.

Net Revenues by Market Segment.

We sell our products into four market segments which consist of the IP video technology market, the connected media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for the third quarter and first nine months of fiscal 2007 and 2006 (in thousands):

	Three months ended				Nine months ended
	October 28, 2006	% of net revenues	October 29, 2005	% of net revenues	October 28, 2006	% of net revenues	October 29, 2005	% of net revenues
IP video technology market	$16,037	64%	$4,247	50%	$37,861	63%	$13,051	57%
Connected media player market	7,123	28%	3,053	36%	18,036	30%	7,355	32%
HDTV product market	905	4%	603	7%	1,524	3%	754	3%
PC add-in and other markets	990	4%	594	7%	2,569	4%	1,673	7%

Total net revenues	$25,055	100%	$8,497	100%	$59,990	100%	$22,833	100%

IP video technology market. The increase of $11.8 million, or 278%, and $24.8 million, or 190%, in net revenues from the IP video technology market for the three and nine months ended October 28, 2006, respectively, as compared to the corresponding periods in the prior year was in part attributable to our customers having their products launch after successful initial trials.

Connected media player market. The increase of $4.1 million, or 133%, and $10.7 million, or 145%, in net revenues from connected media player market for the three and nine months ended October 28, 2006, respectively, as compared to the corresponding periods in the prior year was primarily attributable to increase volumes of our customers’ product, including an increase in Blu-ray and digital media adapter applications.

HDTV Product Market. We experienced an increase in demand for our HDTV applications in the three and nine months ended October 28, 2006 as compared to the same periods a year ago.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The increase of $0.4 million, or 67%, and $0.9 million, or 54%, in the net revenues from the PC add-in and other markets for the three months and nine months ended October 28, 2006, respectively, compared to the corresponding period in the prior year was primarily due to an increase in unit sales of PC add-in board products.

Net Revenues by Geographic Region.

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region for the third quarter and first nine months of fiscal 2007 and 2006 (in thousands):

	Three months ended				Nine months ended
	October 28, 2006	% of total net revenues	October 29, 2005	% of total net revenues	October 28, 2006	% of total net revenues	October 29, 2005	% of total net revenues
Asia	$13,492	54%	$6,548	77%	$30,575	51%	$18,553	81%
North America	1,977	8%	1,272	15%	8,043	13%	3,003	13%
Europe	9,572	38%	677	8%	21,300	36%	1,277	6%
Other regions	14	0%	—	0%	71	0%	—	0%

Total net revenues	$25,055	100%	$8,497	100%	$59,989	100%	$22,833	100%

Asia. The revenues from Asia (which consists primarily of revenues from Korea, Taiwan, Japan and China) increased $6.9 million, or 106%, and $12.0 million, or 65%, in the three and nine months ended October 28, 2006, respectively, as compared to the same periods in the prior year. The increase in revenues from Asia was due primarily to our customers’ initial trials and successful launches. Furthermore, the revenues in Asia represented 54% and 51% of the total net revenues for the three and six months ended October 28, 2006 as compared to 77% and 81%, in the same period from the prior year, respectively. The significant decreases in the percentage of total net revenues in Asia were due primarily to our European customers doing their initial production runs in Europe rather than contracting with contract manufacturers in Asia.

Revenues from our Asia region which were over 10% of total net revenues for the third quarter and first nine months of fiscal 2007 and 2006:

	Three months ended		Nine months ended
	October 28 2006	October 29 2005	October 28 2006	October 29 2005
Korea	10%	28%	16%	27%
China	*	26%	*	28%
Japan	10%	*	10%	*
Taiwan	*	12%	*	15%

*	less than 10% of total net revenues

North America. North American revenues increased $0.7 million, or 55%, and $5.0 million, or 168%, for the three and nine months ended October 28, 2007, respectively, as compared to the same periods in the prior year. The significant increase was largely due to volume orders received from a new customer and existing customers for our chipset products in the IP video technology market. Our revenues from North America in any given period fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products.

Europe. European revenues increased $8.9 million, or 1,314%, and $20.0 million, or 1,568%, for the three and nine months ended October 28, 2007 as compared to the same periods in the prior year. The significant increase in revenues from Europe was primarily attributable to major deployments by our European customers using our IPTV chipsets. Our revenues from Europe in any given period fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products.

For the three and nine months ended October 28, 2006, our international revenues were 92% and 87%, respectively, of our total net revenues as compared to approximately 85% and 87%, respectively, in the same periods in the prior year.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows::

		Three months ended		Nine months ended
Customers	Region	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Freebox	Europe	24%	—	22%	—
Uniquest	Asia	23%	—	19%	—
Netgem	Europe	11%	—	*	—

*	Customer balance was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	October 28, 2006	January 28, 2006
Freebox	Europe	24%	*
Uniquest	Asia	19%	—
Motorola Trading Center	Asia	14%	*
Netgem	Europe	14%	—

*	Customer balance was less than 10% of our total net receivables.

Gross Profit and Gross Margin.

Our gross profit for the three and nine months ended October 28, 2006 was $12.0 million and $28.4 million, respectively, as compared to $5.8 million and $15.3 million, respectively, for the corresponding periods of the prior year. The significant improvement in gross profit in the three and nine months ended October 28, 2006 was due primarily to shipments of IPTV set-top box product, represented by a 278% and 190% increase in revenues from the IP video technology market and a 133% and 145% increase in revenues from the connected media player market during the three and nine months ended October 28, 2006, respectively. Provisions for excess and obsolete inventory included in cost of revenues was $0.1 million and $0.4 million for the three and nine months ended October 28, 2006, respectively, as compared to nil and $12,000, respectively, for the corresponding periods of the prior year.

Our gross profit as a percentage of total net revenues, or gross margin, for the three and nine months ended October 28, 2006 was 48% and 47%, respectively, as compared to 68% and 67%, respectively, for the corresponding periods of the prior year. This decrease was primarily related to the increased sales of our IPTV set-top product at expected forward volume pricing, while incurring early volume ramp production costs. This forward volume pricing was established as part of our strategy to obtain a leading share of the IPTV set-top box market. The decrease in gross margin was also due in part to anticipated lower gross margins in the high-volume IPTV set-top box market versus those of our other products, which are higher gross margin products that serve lower-volume niche markets.

Operating Expenses.

The following table sets forth our operating expenses and the related percentage of total net revenues for the third quarter and first nine months of fiscal 2007 and 2006 (in thousands):

	Three months ended				Nine months ended
	October 28, 2006	% of total net revenues	October 29, 2005	% of total net revenues	October 28, 2006	% of total net revenues	October 29, 2005	% of total net revenues
Research & development expense	5,581	22%	3,866	45%	15,847	26%	11,318	50%
Sales and marketing expenses	1,921	8%	1,367	16%	5,406	9%	4,181	18%
General & administrative expenses	1,839	7%	1,001	12%	5,942	10%	3,504	15%

	9,341		6,234		27,195		19,003

Research and Development Expenses. Research and development expenses increased by $1.7 million, or 44%, during the three months ended October 28, 2006 as compared with the corresponding period of the prior year. This increase in the three months ended October 28, 2006 in research and development expenses compared to the prior year resulted from the an increase in stock-based compensation of $0.5 million associated with research and development personnel, the consolidation of Blue7 operating expenses of $1.5 million, including amortization expenses from Blue7’s intangible assets, an increase of $0.4 million of salary and wages associated with our research and development personnel, partially offset by a decrease of $0.4 million in project-related costs. During the nine months period ended October 28, 2006, research and development expenses increased by $4.5 million, or 40%, as compared with the corresponding period of the prior year. The increase in research and development expenses compared to last year resulted from an increase in stock-based compensation of $1.5 million associated with research and development personnel, the consolidation of Blue7 operating expenses of $4.1 million, including amortization expenses from Blue7’s intangible assets, an increase of $0.7 million of salary and wages associated with our research and development personnel, partially offset by a decrease of $1.2 million in project-related costs. Stock-based compensation expense attributed to our research and development personnel for the three and nine months ended October 28, 2006 was $0.7 million and $2.0 million, respectively, compared to the $0.2 million and $0.5 million, respectively, for the same periods in the prior year.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.6 million, or 41%, during the three months ended October 28, 2006 as compared with the corresponding period of the prior year. This increase in the three months ended October 28, 2006 was due primarily to an increase of $0.1 million in our stock-based compensation associated with sales and marketing personnel and sales commissions of $0.2 million, partially offset by a reduction 0f $0.2 million in salary and wages associated with our sales and marketing personnel. For the nine months ended October 28, 2006, sales and marketing expenses increased by $1.2 million or 29%, as compared with the corresponding period of the prior year. This increase in the nine months ended October 28, 2006 was due primarily to an increase in stock-based compensation of $0.3 million associated with sales and marketing personnel and in sales commissions of $0.4 million, partially offset by a reduction of $0.3 million in salary and wages associated with our sales and marketing personnel. Stock-based compensation expense attributed to our sales and marketing personnel for the three and nine months ended October 28, 2006 was $0.2 million and $0.6 million, respectively, compared to the $0.1 million and $0.3 million, respectively, for the same periods in the prior year.

General and Administrative Expenses. General and administrative expenses increased by $0.8 million, or 84%, during the three months ended October 28, 2006 as compared with the corresponding period of the prior year. This increase in the three months ended October 28, 2006 was primarily a result of an increase of $0.5 million in outside professional services, $0.1 million in salaries and wages associated with our consultants and general and administrative personnel and an increase of $0.2 million of stock-based compensation associated with our general and administrative personnel. For the nine months ended October 28, 2006, general and administrative expenses increased by $2.4 million, or 70%, as compared with the corresponding period of the prior year. This increase in the nine months ended October 28, 2006 was primarily a result of an increase of $1.7 million in outside professional services, $0.3 million in salary and wages associated with our consultants and general and administrative personnel and $0.6 million of stock-based compensation associated with our general and administrative personnel. Stock-based compensation expense attributed to our general and administrative personnel for the three and nine months ended October 28, 2006 was $0.3 million and $0.9 million, respectively, compared to the $0.1 million and $0.4 million, respectively, for the same periods in the prior year.

Stock-based compensation expenses. The following table presents the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations for the third quarter and first nine months of fiscal 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(as restated) (1)		(as restated) (1)
Cost of revenues	$117	$20	$290	$64
Research & development expense	671	153	1,993	476
Sales and marketing expenses	207	83	599	260
General & administrative expenses	341	118	944	363

Total stock-based compensation	$1,336	$374	$3,826	$1,163

(1)	The amounts included in periods in fiscal 2007 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated statements of operations for prior periods in fiscal 2006 have not been restated to reflect, and does not include, the impact of SFAS 123(R).

SFAS 123(R) will continue to have an adverse impact on our results of operations. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Gain on sale of long-term investment. During the first quarter of fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for $1.1 million. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2002 and 2003. The entire sales proceeds of approximately $1.1 million was recognized as a gain on sales of investment during the first quarter of fiscal 2006. There were no sales of long-term investments during the three and nine months ended October 28, 2006.

Other income. Our other income primarily consisted of interest income from short-term investment offset by interest expense for a bank loan.

Provision for Income Tax. Our provision for income taxes consisted primarily of federal alternative minimum income taxes, state income taxes and foreign income taxes on our foreign subsidiaries. Each quarter, we evaluate the realizability of our deferred tax assets. As a result of incurring substantial net operating losses in previous years, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance at October 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2006, our principal sources of liquidity consist of cash and cash equivalents and marketable securities of $22.7 million, which represents a decrease of $3.7 million compared with $26.3 million at January 28, 2006. This compares to nine months ended October 28, 2005 in which cash and cash equivalents and marketable securities increased $5.7 million from January 29, 2005.

For the nine months ended October 28, 2006, the decrease in combined cash of $3.7 million from beginning fiscal year was the result of net cash used in operating activities of $6.6 million, offset by net cash provided by financing activities in bank borrowings, and $1.2 million in the sale of common stock. This is further offset by an increase in short-term investments of $1.4 million.

For the nine months ended October 29, 2005, the increase in combined cash of $5.7 million from beginning fiscal year resulted primarily from proceeds of $4.5 million from the sale of a long term investment, $1.4 million from the sale of proceeds from sale of common stock.

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

The first 2-year Line of Credit allows us to borrow up to 80% of our accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows us to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, the loans under the Loan Agreement can be repaid without premium or penalty. As of October 28, 2006, we had $1.0 million outstanding under the first 2-year Line of Credit and had availability to draw drown approximately $8.0 million from both Lines of Credit. On May 15, 2006, we utilized $2.8 million of the first 2-year Line of Credit for a standby letter of credit to a supplier. In August 2006, we borrowed an additional $500,000 from the first 2-year Line of Credit which resulted in a total of $1.5 million outstanding.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan for the first nine months of fiscal 2007, was approximately 8.39%. As of October 28, 2006, we had $294,000 outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$224
One year or more	70

Total	$294

Under the Loan Agreement, we are subject to certain financial covenants. As of October 28, 2006, we were in compliance with all of the covenants contained in the Loan Agreement.

We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. As of October 28, 2006, the total amount of outstanding non-cancelable purchase orders was approximately $3.1 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 28, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity. As of October 28, 2006, we held approximately $8.4 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

As of October 28, 2006, we had borrowings outstanding of $345,000 under a term loan agreement for financing equipment for research and development, and $1.0 million of borrowings outstanding under the first two-year bank line of credit with variable interest rate. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at October 28, 2006 the fair value of these foreign currency amounts would decline by an immaterial amount.

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

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of October 28, 2006, the last day of the fiscal quarter covered by this Form 10-Q. During this evaluation, management considered the impact of the review related to our historical stock option granting practices and related restatement of previously filed financial statements as well as the delay in the filing of this Form 10-Q with the Securities and Exchange Commission. Based upon this evaluation, our CEO and CFO concluded that as of October 28, 2006, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

Other than as described above and referenced below, there was no change in our internal control over financial reporting that occurred during the quarter ended October 28, 2006 that had a material affect or is reasonably likely to have a material effect on our internal control over financial reporting. For additional information regarding our internal control over financial reporting during fiscal 2007, including information relating to changes in our internal control over financial reporting during the quarter ended October 28, 2006 that had a material affect or was reasonably likely to have a material effect on our internal control over financial reporting, we refer you to the discussion contained in Item 9A of our Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission on the date hereof.

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

Also, in September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended October 28, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Market. In December 2006, we received an additional letter from NASDAQ of similar substance related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a response with NASDAQ to specific requests for information from NASDAQ related to our stock option granting practices review as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council, which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. We have been given until May 4, 2007 to submit additional information to assist the Review Council in their assessment of our listing status. On February 2, 2007, we filed with NASDAQ a response to specific requests for information from NASDAQ related to our stock option granting practices review. In addition, on April 20, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC and intend to file our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Market.

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

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including but not limited to:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales, average selling prices and gross margins, particularly if they occur precipitously;

•	expenses related to our remediation efforts and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our OEM customers, and acceptance of our OEM customers’ products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of potential economic instability in the Asia-Pacific region; and

•	continuing impact and expenses related to our stock option review and its resolution

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

For the three months ended October 28, 2006, Freebox S.A. accounted for 24% of our revenues, Uniquest accounted for 23% of revenues and Netgem accounted for 11% of our revenues. For the nine months ended October 28, 2006, Freebox S.A. accounted for 22% of our revenues and Uniquest accounted for 19% of revenues. Our dependence on a few major customers will likely continue. The reduction, delay or cancellations of orders from major customers or the loss of a major customer could cause our revenues to decline and harm our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

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

We have incurred significant operating losses in certain past fiscal periods, including in fiscal year 2006. In recent years, we made significant investments in our development efforts. We may not recognize the benefits of these investments. We were profitable for the three months ended October 28, 2006. However, we may not continue to be profitable. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during the nine months ended October 28, 2006, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $8.24 on July 12, 2006 to a high of $16.60 on February 1, 2006. In addition, the stock market, in general, has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics and semiconductor industries. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have two lines of credit with United Commercial Bank, expiring in August 2007, which allow for borrowings of up to an aggregate of $15.0 million. As of October 28, 2006, we had $1 million outstanding indebtedness under these loans. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. As of October 28, 2006, we had $345,000 of outstanding indebtedness under this loan. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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