Form 10-K
period 2007-02-03
SIGMA DESIGNS INC
filed 2007-04-20
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 3, 2007

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32207

SIGMA DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1221 California Circle Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer   ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant was approximately $199,355,512 based on the closing sale price of $8.89 per share as of July 28, 2006. Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 5% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,903,930 shares of the Registrant’s Common Stock issued and outstanding on March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended February 3, 2007 in connection with the solicitation of proxies for the registrant’s 2008 annual meeting of shareholders.

Sigma Designs, Inc.

2007 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our,” “our company,” “Sigma” or “the Company.”

THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 2007, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL”, OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: ACTIONS BY THE SECURITIES AND EXCHANGE COMMISSION OR OTHER REGULATORY AGENCIES AS A RESULT OF THEIR REVIEW OF OUR STOCK OPTION PRACTICES AND DERIVATIVE LITIGATION OR OTHER ACTIONS RELATING TO THE FOREGOING OUR DEPENDENCE ON THE EXPANSION OF EVOLVING SEGMENTS OF THE CONSUMER ELECTRONICS MARKET; FLUCTUATING OPERATING RESULTS; PRICING PRESSURES; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL REGULATIONS; MONETARY AND FISCAL POLICIES; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-K as of and for the year ended February 3, 2007 (the “2007 Form 10-K”), we are restating our consolidated balance sheet as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005 as a result of an independent stock option investigation commenced by the Audit Committee of our Board of Directors and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of 2006, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to September 21, 2006, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after September 21, 2006.

PART I

ITEM 1.	BUSINESS

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

Our primary product groups include chipset and board solutions. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video technology market, connected media player market as well as the PC add-in market. We began volume shipments in the fourth quarter of fiscal 2006 of our SMP8630 series chipset product, which is our latest solution in the IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adapter markets. This chipset product series represented 60% of our revenues in fiscal 2007 and 3% of our revenues in fiscal 2006. Our chipset sales increase in fiscal 2007 over 2006 was in part attributable to our customers having their products launch after successful initial trails. We believe our success with the SMP8630 series chipset product demonstrates our success in the recently emerging, high-growth IPTV and connected media markets. Our board products consist primarily of certain customized development boards that are sold into the Internet Protocol (IP) video technology market, connected media player market and PC add-in market and, more recently to a lesser extent, a series of PC based solutions using the NetStream and Xcard brand names. We also offer development kits, engineering support services, and chipset customization engineering development.

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

Please note that the financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company prior to September 21, 2006, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by the Company prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after September 21, 2006.

Principal Markets

Our primary focus is to develop and market media processor chipsets for four classes of consumer products which are IPTV set-top boxes, connected media players, high-definition television, and PC add-in/other markets. Many of our chipset products are designed to be used in a wide range of applications within these appliances.

IPTV Set-top Boxes

Video delivered and distributed over Internet Protocol (IP) is emerging as an important product category for a growing number of consumer equipment makers.

We believe broadband Internet connectivity, highly compressed digital media, and a fundamental demand for entertainment alternatives are paving the way for IPTV delivered over DSL. New set-top boxes, many based on advanced codecs such as H.264 or WMV9 and advanced digital rights management (DRM), are being developed by telecommunications companies around the world to tap into the potential revenues streams that may be created by these products. Many international regions currently lack the cable infrastructure that exists in the U.S., thus creating demand for reliable high quality video delivery. We attempt to meet this demand by offering a chip with a set of features including high performance silicon and streaming video software. IPTV services are currently being deployed by two platforms, the Linux platform and the Microsoft TV platform. The new Microsoft TV platforms being shipped by AT&T, Deutsche Telecom, British Telecom, and other major carriers are currently being designed around our SMP8634 media processor chips. Similarly, the majority of our design wins in the Linux platform camp are based on the SMP8634 and include such carriers as Freebox, Hanaro, China Telecom, and others.

Connected Media Players

Connected media players are a range of devices such as high-definition DVD players (Blu-ray, HD-DVD, and others), digital media adapters (DMAs), portable media devices, and multi-function media centers. High definition DVD players are just now starting to emerge for the mainstream, being carried by the two new standards: Blu-ray and HD-DVD. High-definition DVD players with advanced video codecs have been a niche product of choice for entertainment enthusiasts for many years. We introduced the first DVD decoder chips supporting playback of MPEG-4 and DivX video, and have followed up with the support for WMV9, an important new feature for downloading content. We are a supplier in this segment and provide chips with the latest codecs (H.264 and VC-1), support for networking and local hard drives, and high-definition video output. Though our chips can be used for either major standard, at this time, we are heavily embedded in the Blu-ray camp, with six players being designed around our SMP8634. As we move forward, we expect volume to increase for high definition player products, which in turn will increase the revenues for our product line.

Digital media adapters are a new consumer product category which support distribution of video/audio content to television sets throughout the home using wired or wireless connectivity. DMAs typically work in conjunction with a centralized media center or gateway to offer ubiquitous digital media in home. We provide chipset solutions for DMAs, utilizing similar features developed for other media players and IPTV set-top boxes. Companies such as D-Link, Netgear, Sharp, I/O Data and LG Electronics are providing connected media player for the consumer market using our silicon solutions.

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

PC add-in and other markets

The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets and other accessories. This is largely a legacy area for Sigma and not a focal market for penetration.

Industry Alliances

To meet customer needs for a complete system solution, we have developed strong relationships with leading suppliers of chipsets, system software and video servers/encoders. Companies that provide live encoders and server systems enable original equipment manufacturers to deliver complete solutions for IP video streaming applications. Our set-top appliance reference designs, in some cases, depend on vendors of processors, graphics controllers, video encoders, wireless controllers, and DTV tuners. Furthermore, stand-alone consumer appliances require a substantial amount of software and middleware, from vendors such as Alcatel, Siemens/Myrio, NDS, Syabas, or Microsoft, with which we also have strong working relationships.

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

We believe that our field-proven, decoder technology, now in our fourth generation of silicon and equivalent evolution of software, represents one of our competitive advantages. We continue to invest and build on six primary technology foundations to provide the highest quality digital video/audio solutions possible:

•	Digital video decoding including MPEG-1, -2 and -4 (H.264), VC-1, and WMV9;

•	Digital audio decoding including MPEG-1, -2 and proprietary formats, including Dolby® Digital and Windows® Media Audio (WMA);

•	Advanced scene composition including advanced video scaling, adaptive deinterlacing, adaptive flicker filtering and prioritized alpha mixing;

•	Secure media processing for effectively protecting content and processing DRM algorithms, transport handling and conditional access;

•	Software clients for VOD and IP multicast and navigation software for DVD-video, DVD-audio, SVCD, VCD, CD and HDD playback; and

•	Standard-definition (SD) and high-definition (HD) solutions that share a common hardware and software architecture.

Recent Acquisition:

On February 16, 2006, we acquired Blue7 Communications (“Blue7”), which was a privately-held California corporation. Our subsidiary, Blue7, will focus on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

We believe demand for wireless communication solutions continues to increase and escalate, and encompasses an increasing portion of the consumer electronics environment. While WiFi (802.11) solutions have largely satisfied the need for medium bandwidth data communications, it has failed to address the needs of an audio/video entertainment network which requires, enough bandwidth to handle multiple high-definition video streams while remaining within the price range of mainstream adoption. Ultra-Wideband (UWB) technology may offer such a solution, supporting a maximum data rate of 480 Mbps with high Quality of Service (QoS), low power consumption and competitive pricing. We believe that our focus on IP video and networked consumer products, the addition of wireless communication products and technologies from Blue7 will enable us to address broader solutions and increase our value-add in each product.

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

•

The EM8620L series represents the first HD WMV9 decoder silicon solution and also supports DVD and HD MPEG-4/-2 decoding. Designed for a wide range of applications, this is the primary media processor sold into digital media adaptors and HDTV televisions.

•

The SMP8630 series is one of the first chips to offer integrated support for H.264, WMV9, and MPEG decoding in a single system-on-chip solution. It is designed for IPTV set-top boxes, high-definition DVD players, and other consumer products.

As legacy products, we also offer a series of PC-based solutions, under the NetStream and REALmagic Xcard brand names, that are sold into the commercial streaming and PC add-in market respectively:

•	The NetStream 4000 and 2000TV are PC add-in cards featuring high-performance MPEG-4 and -2 decoding, bringing streaming video to most PC-based systems.

•	The REALmagic Xcard™ is a desktop PC add-in solution that plugs into a standard PCI slot, providing high quality DVD, MPEG-4 and DivX™ Video playback onto a standard TV or HDTV.

Major Customers

Major customers that accounted for over 10% of our total net revenues are as follows:

Customers	Regions	Fiscal 2007	Fiscal 2006		Fiscal 2005
Freebox SA	Europe	20%	—		—
Uniquest	Asia	17%	26%		15%
Cisco / Kiss Technology *	North America / Europe	3%	Less than 1	% *	14%

*	Cisco, a North American company, acquired our customer Kiss Technologies, formally a European company, in fiscal 2006

Marketing and Sales

We currently sell most of our products through our direct sales force. We augment these sales through a select set of distributors and manufacturer representatives operating in different regions of the world. Our original equipment manufacturers, or OEMs, have included Motorola, Cisco/SA/Linksys, LG Electronics, Samsung, Sony, Sharp, Pioneer, Panasonic, and many others. Our international distributors are strategically located in many countries around the world.

We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. For our larger volume OEMs, purchase orders for delivery dates within 4 weeks are generally non-cancelable and non-reschedulable, greater than 4 weeks are generally reschedulable, and greater than 12 weeks are generally cancelable. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. Consequently, if, as a result of inaccurate forecasts or canceled purchase orders, anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, requiring more working capital and resulting in more pressure on our operating results.

International customers accounted for 90%, 89% and 86% of our total net revenues in fiscal 2007, 2006 and 2005, respectively. Revenues from our customers in Asia accounted for 53%, 82% and 65% of our total net revenues in fiscal 2007, 2006 and 2005, respectively.

Sales to distributors are typically subject to contractual rights of inventory rotation and price protection. Regardless of particular contractual rights, the failure of one or more distributors or OEMs to achieve sustained sell-through products could result in product returns or delayed or uncollectable receivables, contributing to significant fluctuations in our operating results.

Research and Development

As of February 3, 2007, we had a staff of 120 research and development personnel. These research and development personnel conduct all of our product development with the assistance of a number of independent contractors and consultants. We focus our development efforts primarily on three aspects: decoder technologies, including all forms of MPEG, H.264, VC-1, and a wide range of audio codecs; secure media processing, including DRM, conditional access, and secure data path; and fully integrated system-on-chip (SOC) solutions.

To achieve and maintain technological leadership, we must continue to make technological advancements in the areas of video and audio compression and decompression. These advancements include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

During fiscal 2007, 2006, and 2005, our research and development expenses were approximately $22.5 million, $15.0 million, and $12.3 million, respectively. We plan to continue to devote substantial resources to research and development of future generations of MPEG and other multimedia products.

Competition

The market for digital media processors is highly competitive. Strategic competitors are Broadcom and ST Microelectronics. Additional rival companies include Analog Devices, AMD (ATI Technologies), Conexant Systems, Genesis Microchip, LSI Logic, Mediatek, NXP Semiconductors, Pixelworks, Texas Instruments and Zoran Corporation. Many of these companies have higher profiles, larger financial resources, and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products’ technology. We believe that other manufacturers are developing MPEG products that will compete directly with our products in the near future.

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

Licenses, Patents and Trademarks

We continually seek patent protection for certain software and hardware features and intend to do so for future versions. We currently have seven pending patent applications for our technology. Thirty patents have been issued to us. The termination dates of these patents range from 5 to 16 years. We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents will provide adequate protection for our competitive position. We also attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers and employees and other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Backlog

Historically, our backlog has not been reflective of future sales, because of the short period of time between customer order and delivery of product. However, this has changed substantially over the past 12 months as we have engaged with larger OEM customers with higher volumes and more forecastable demand. As a result, the majority of our quarterly shipments are now based on longer range forecasts which are turned into firm purchase orders typically at 12 weeks from shipment.

Employees

As of February 3, 2007, we had 180 full-time employees worldwide, including 120 in research and development, 31 in sales and marketing, 9 in operations, and 20 in finance and administration.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 1, 2007:

Name	Age	Position
Thinh Q. Tran	53	Chairman of the Board, President, and Chief Executive Officer

Mark Kent	47	Chief Financial Officer, and Secretary

Silvio Perich	59	Senior Vice President, Worldwide Sales

Jacques Martinella	51	Vice President, Engineering

Kenneth Lowe	51	Vice President, Strategic Marketing

Mr. Tran, a founder of Sigma, has served as President, Chief Executive Officer, and Chairman of the Board of Directors since February 1982. Prior to joining Sigma, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Kent joined Sigma in February 2007 as Chief Financial Officer. From September 2004 to May 2006, Mr. Kent served as the Chief Financial Officer of Transmeta Corporation, a semiconductor microprocessor company. From February 2001 to January 2004, Mr. Kent served as the Chief Financial Officer in Residence of Oak Investment Partners, a venture capital firm, where he served as interim Chief Financial Officer for several portfolio companies. From April 1999 to January 2001, Mr. Kent served as Chief Financial Officer of Crossworlds Software, Inc., an integration software company. From December 1994 to March 1999, Mr. Kent served as the Treasurer of LSI Logic Corporation, a semiconductor company.

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

There is no family relationship among any of our directors and executive officers.

ITEM 1A.	RISK FACTORS

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and in that regard we have responded to informal requests for documents and additional information. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

Also, in September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended July 29, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Market. In December 2006, we received an additional letter from NASDAQ of similar substance related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a response with NASDAQ to specific requests for information from NASDAQ related to our stock option granting practices review as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council, which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. We have been given until May 4, 2007 to submit additional information to assist the Review Council in their assessment of our listing status. On February 2, 2007, we filed with NASDAQ a response to specific requests for information from NASDAQ related to our stock option granting practices review. In addition, immediately before the filing of this Form 10-K, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Market.

If we are unable to successfully address the material weaknesses in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

We have had ongoing material weaknesses in our internal control over financial reporting since the fiscal period ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. In September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants. As a result, we have been unable to report in a timely manner our financial results for the past three quarterly periods as a result of a voluntary review of our stock option grant practices. For the period ended February 3, 2007, we concluded that we had material weaknesses which resulted in ineffective internal controls over financial reporting, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion.

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

In fiscal 2007, Freebox SA accounted for 20% of our revenues and Uniquest accounted for 17% of our revenues. Our dependence on a few major customers will likely continue. The reduction, delay or cancellations of orders from major customers or the loss of a major customer could cause our revenues to decline and harm our business, financial condition and results of operations. In addition, any difficulty in collection from key customers could harm our business.

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

We have incurred significant operating losses in certain past fiscal periods, including in fiscal year 2006. In recent years, we made significant investments in our development efforts. We may not recognize the benefits of these investments. We were profitable for the fiscal year 2007. However, we may not continue to be profitable. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, the SEC has inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found below in Part I, Item 3—Legal Proceedings. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at February 3, 2007, we had federal and state tax net operating loss carryforwards of approximately $56.3 million and $4.5 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended (the “Code”). Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold thirty patents and these patents will expire within the next 5 to 16 years. These patents cover the technology underlying our products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic® technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during fiscal 2007, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $8.24 on July 12, 2006 to a high of $27.69 on December 11, 2006. In addition, the stock market, in general, has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics and semiconductor industries. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have two lines of credit with United Commercial Bank, expiring in August 2007, which allow for borrowings of up to an aggregate of $15.0 million. As of February 3, 2007, we had no outstanding indebtedness under these loans. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. As of February 3, 2007, we had $241,000 of outstanding indebtedness under this loan. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including as of February 3, 2007, been in violation of some of the covenants and in all cases, we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease an approximately 40,000 square foot facility in Milpitas, California that is used as our headquarters. The lease on our Milpitas, California facility will expire in September 2007. In February 2007, we have entered into a new lease agreement for a new approximately 66,000 square foot facility in Milpitas, California in which we intend to relocate our headquarters sometime before the expiration of our current lease. The new lease will commence on June 30, 2007 and expire in September 2012. We also lease facilities for a sales office and warehouse in Hong Kong, and a research and development office near Paris, France. We believe our existing facilities, including the anticipated headquarters facility, are both suitable and adequate for our near-term needs.

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

Lawsuits related to our historical stock option granting practices

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Global Select under the trading symbol “SIGM”. The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

In September 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended July 29, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In December 2006, we received an additional similar letter from NASDAQ related to our Form 10-Q for the quarter ended October 28, 2006 (the “Third Quarter Form 10-Q”). In January 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a written summary of our Audit Committee’s option review status with NASDAQ as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before March 14, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearings Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the NASDAQ Review Council. We have been given until May 4, 2007 to submit additional information to assist the NASDAQ Review Council in their assessment of our listing status. On February 2, 2007, we filed a written summary of the status of our Audit Committee’s review with NASDAQ. In addition, on April 20, 2007, we filed this 2007 Form 10-K and the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First fiscal quarter	$16.60	$12.93	$12.45	$7.49
Second fiscal quarter	14.70	8.24	8.94	6.31
Third fiscal quarter	19.22	8.71	12.50	7.70
Fourth fiscal quarter	27.69	19.02	17.05	10.74

Shareholders

As of April 19, 2007, we had approximately 13,020 shareholders of record.

Dividends

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 and the consolidated balance sheets data as of February 3, 2007 and January 28, 2006 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2004 and February 01, 2003 and the consolidated balance sheets data as of January 29, 2005, January 31, 2004, February 01, 2003 are derived from unaudited consolidated financial statements which are not included herein and have been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should not be relied upon.

Reclassifications have been made to prior year balances to conform to the current year presentation. For a complete description of matter affecting the results in the tables below, see Note 1 to the “Notes to the Consolidated Financial Statements” in Item 8.

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
		(As Restated) (1)	(As Restated) (1)	(As Restated) (2)	(As Restated) (2)
				(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$91,218	$33,320	$31,398	$30,559	$18,139
Income (loss) from operations	5,857	(4,569)	(356)	(841)	(7,249)
Net income (loss)	6,244	(1,561)	(125)	(663)	(7,410)
Basic net income (loss) per share	$0.28	$(0.07)	$(0.01)	$(0.03)	$(0.45)
Diluted net income (loss) per share	$0.24	$(0.07)	$(0.01)	$(0.03)	$(0.45)

	As of
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
		(As Restated) (1)	(As Restated) (2)	(As Restated) (2)	(As Restated) (2)
			(In thousands)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Working capital	$38,784	$27,826	$22,305	$22,516	$3,403
Total assets	76,084	40,357	35,662	30,703	22,081
Shareholders’ equity	$52,972	$30,677	$27,781	$25,167	$5,410

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)

The Selected Consolidated Statement of Operations Data for fiscal 2004 and 2003 and the Selected Consolidated Balance Sheet data as of January 29, 2005, January 31, 2004, and February 1, 2003 have been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as well as the correction of other matters as further described in the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	Fiscal Year Ended January 29, 2005			Fiscal Year Ended January 31, 2004			Fiscal Year Ended February 1, 2003
	As Previously Reported	Adjust- ments	As Restated (Unaudited)	As Previously Reported	Adjust- ments	As Restated (Unaudited)	As Previously Reported	Adjust- ments	As Restated (Unaudited)
Consolidated Statements of Operations Data:
Net revenues	$31,437	(39)	$31,398	$30,520	$39	$30,559	$18,139	$—	$18,139
Income (loss) from Operations	1,249	(1,605)	(356)	1,514	(2,355)	(841)	(5,847)	(1,402)	(7,249)
Net income (loss)	1,840	(1,965)	(125)	1,543	(2,206)	(663)	(6,057)	(1,353)	(7,410)
Diluted net income (loss) per share	$0.08	$(0.09)	$(0.01)	$0.07	$(0.10)	$(0.03)	$(0.37)	$(0.08)	$(0.45)

Consolidated Balance Sheet Data:
Working capital	$23,998	(1,693)	22,305	$23,868	$(1,352)	$22,516	$4,459	$(1,056)	$3,403
Total assets	34,937	615	35,552	29,792	911	30,703	21,417	664	22,081
Shareholders’ equity	29,112	(1,328)	27,784	$26,022	$(855)	$25,167	$5,802	$(392)	$5,410

Information reconciling financial data as of and for the fiscal year ended January 28, 2006 is included in Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this 2007 Form 10-K.

The following table presents details of the total stock-based compensation expense that are included in each functional line item in the consolidated statements of operations data above:

	Fiscal Years Ended (1)
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Supplemental Data on Stock-Based Compensation Expense:
Cost of revenue	$380	$84	$101	$169	$192
Research and development	2,685	650	595	594	526
Selling and marketing	825	353	344	416	369
General and administrative	1,246	495	436	450	264

	$5,136	$1,582	$1,476	$1,629	$1,351

(1)	The amounts included in fiscal 2007 reflect the adoption of SFAS 123(R), effective January 29, 2006. Had the Company applied the fair value recognition provision of SFAS 123, Stock-Based Compensation (“SFAS 123”), in prior periods, net losses of $(3.4 million), $(2.1 million), $(2.4 million), and $(8.2 million) in fiscal 2006, 2005, 2004, and 2003, respectively, would have been reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video application market, connected media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors, Operating Results, and Financial Condition”

Restatement of Consolidated Financial Statements

In this 2007 Form 10-K, we are restating our consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended January 28, 2006 and January 29, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of our Board of Directors (“Board”) and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements. This 2007 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 28, 2006 and January 29, 2005, January 31, 2004, and February 1, 2003. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of 2006, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to September 21, 2006, and the related opinions of the independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after September 21, 2006.

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

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month period ended July 29, 2006 and the three month period ended October 28, 2006. Those reports have been filed concurrently with this 2007 Form 10-K.

Related to the special investigation and financial statement restatements through the filing date of all delinquent filings, we have incurred approximately $1.7 million in costs for legal fees, external audit firm fees, and external consulting fees through fiscal year ended February 3, 2007, and expect to incur approximately $1.4 million of additional fees.

Accounting Considerations—Stock-Based Compensation

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

The methodology developed by such advisor was used by us, with such advisor’s assistance, to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options Effective January 2006—Effective January 2006, we amended our practice of granting options to new hire non-officer employees to grant all such options at the end of the quarter in which the employee was hired. Accordingly, we determined the Deemed Measurement Date for each of these grants to be the last business day of the quarter of the employee’s quarter of hire, because it was determined to be the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options—We determined the Deemed Measurement Dates for all stock option grants other than those described above to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined, and the Communication Date was used in those cases where the “Approval Date” could not be determined or was determined to be unreliable.

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

Restatement Adjustments

Our restated consolidated financial statements contained in this 2007 Form 10-K incorporate stock-based compensation expense and related payroll taxes, penalties and interest expenses. The restatement adjustments result in a $16.4 million increase in accumulated deficit as of April 26, 2006. This amount includes a reduction of our previously reported consolidated net income of approximately $3.4 million and $2.0 million for the years ended January 28, 2006 and January 29, 2005, respectively, and $794,000 for the quarter ended April 26, 2006. The total restatement impact for periods through January 31, 2004 of $10.2 million has been reflected as a prior period adjustment to accumulated deficit as of that date.

The restatement adjustments reduced our previously reported diluted earnings per share by $0.15 and $0.09 for the years ended January 28, 2006 and January 29, 2005, respectively.

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

Stock-Based Compensation—These adjustments are from our determination, that the initially recorded measurement dates of option grants during the Review Period could not be relied upon, based upon the Audit Committee’s investigation and our subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Accelerated vesting and extended exercisability—These adjustments were made as a result of the acceleration of stock option vesting upon termination and the extension of the exercisability of certain options held by a few employees.

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Options under the U.S. Internal Revenue Code (“IRC”), or ISOs, were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under IRC tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs”. The potential disqualification of ISO status exposes us to additional payroll-related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. As of February 3, 2007, we have recorded a net liability of approximately $3.9 million in connection with the potential disqualification of ISO tax treatment for option awards. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to expiration of the statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations.

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

Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). If necessary to comply with applicable law, such cure will be effected as a tender offer. In connection with such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, we have sent the IRS and California Franchise Tax Board (“FTB”) notices of our intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from the exercise of these 409A Affected Options during 2006. In connection with the Company’s proposed participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these effected employees to compensate them for additional income tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

Income tax benefit (provision)—Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, we have determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, we recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as we believe that sufficient doubt exists that we will be able to realize the value of those assets.

Other Accounting Adjustments

In addition to the stock-based compensation adjustments described above, we also made certain other adjustments to our previously-reported net income (loss):

•

As discussed in Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-K, during our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the employees previously with Blue7 upon the acquisition. As a result, the increase in purchase price of $0.7 million was recorded as an increase to both goodwill and future stock-based compensation expense as of the date of acquisition. This compensation expense will be amortized to our consolidated statement of operations over the remaining vesting period of the related options. For the first quarter of fiscal 2007, we recorded incremental stock-based compensation expense of $40,000.

•

As also discussed in Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-K, during our fiscal 2007 audit, we determined that the collection of our French research and development tax credit was reasonably assured and, therefore, should have been accounted for using the accrual method, whereas such credits were previously recorded upon the receipt of cash. As a result, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record aggregate income of $217,000 in Interest and other income.

•

Additionally, as discussed in Note 2 in the Notes to Consolidated Financial Statements of this Form 10-K, for fiscal 2005 and prior years we accrued and expensed estimated audit and tax professional fees ratably during the fiscal year prior to such services being actually performed. As a result, we restated fiscal years 2003 through 2006 to reflect the expensing of such audit and tax professional fees as the services were performed. The restatement for this element resulted in increases (decreases) in General and administrative expenses of zero, $224,000, and $(105,000) for each of fiscal year 2007, 2006, and 2005, respectively.

•

As discussed in Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-K, during our fiscal 2007 audit, we restated our previously-reported operating results for fiscal years 2001 through 2006 to record certain adjustments to previously-provided income taxes. These adjustments amounted to an aggregate increase in income tax provision and income taxes payable of $326,000 to reflect income taxes related to our foreign subsidiaries.

•	We restated our previously-reported operating results for the first quarter of fiscal 2007 to record an increase to our warranty reserve and warranty expense of $27,000.

In addition to the above adjustments, reclassifications have been made to prior year balances to conform to the current year presentation. For a complete description of matter affecting the results in the tables below, see Note 1 to the “Notes to the Consolidated Financial Statements” in Item 8.

Related Proceedings

Several derivative actions related to the stock option grants were filed against certain of our current and former directors and officers. These cases are discussed under “Legal Proceedings” in Item 3 and in note 10, “Legal Proceedings,” of the notes to consolidated financial statements.

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

Our primary product groups include chipset and board solutions. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video technology market, connected media player market as well as the PC add-in market. We began volume shipments in the fourth quarter of fiscal 2006 of our SMP8630 series chipset product, which is our latest solution in the IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adapter markets. This chipset product series represented 60% of our revenues in fiscal 2007 and 3% of our revenues in fiscal 2006. Our chipset sales increase in fiscal 2007 over 2006 was in part attributable to our customers having their products launch after successful initial trails. We believe our success with the SMP8630 series chipset product demonstrates our success in the recently emerging, high-growth IPTV and connected media markets. Our board products consist primarily of certain customized development boards that are sold into the Internet Protocol (IP) video technology market, connected media player market and PC add-in market and, more recently to a lesser extent, a series of PC based solutions using the NetStream and Xcard brand names. We also offer development kits, engineering support services, and chipset customization engineering development.

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

Critical Accounting Policies & Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, stock-based compensation, goodwill and purchase intangible assets, warranty reserves, deferred tax assets and litigation and settlement costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition—We derive revenues primarily from three principal sources: product sales, product development contracts and service contracts. We generally recognize revenues for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is reasonably assured.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers, often referred to as a sell-through basis). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs, accordingly this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2. We offer post-contract customer support (“PCS”) on a contractual basis for additional fees, which is typically a one year term. In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS are delivered. The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered. We classify development costs related to product development agreements as cost of revenues. Product development revenues were approximately $581,000, $1.2 million and $981,000, for fiscal 2007, 2006, and 2005, respectively.

Revenues from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term. Expenses related to support service revenues are included in cost of sales. Support service revenues were $334,000, $150,000 and $308,000 for fiscal 2007, 2006 and 2005 respectively.

Accounts Receivable—During industry downturns, certain of our customers have difficulty with their cash flows. Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40 to 60 days beyond the original terms. We review the ability of our customers to pay the indebtedness they incur with us. We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is reasonably assured at the time products and services are delivered to our customer. We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customer’s payment history and information regarding credit worthiness. In establishing our sales return allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. In fiscal 2007, 2006 and 2005, we recorded a provision for bad debt allowance and sales return in the total amount of $32,000, $184,000 and $595,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventories—We continue to monitor our inventory levels in light of product development changes and market expectations. We may be required to take additional charges for excess and obsolete inventories if our expectations change or we make changes in our current product development plans. We estimate inventory reserves for excess and obsolete inventories based on our assessments of future product sales giving consideration for factors such as the cyclical nature of our industry. These forecasts require us to estimate our ability to see demand for current and future products and compare those estimates with our current inventory levels. If these forecasts or estimates change adversely, or our product roadmaps change, then we would need to provide additional inventory reserves for excess and obsolete inventories.

Stock-based Compensation—Effective January 29, 2006, the start of our fiscal year 2007, we adopted SFAS 123(R) using the modified prospective method and, therefore, have not revised prior periods’ results for the adoption of this accounting statement. SFAS 123 (R) requires all share-based payments to be measured based on the award’s fair value on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. If the assumptions change, stock-based compensation may differ significantly from what we have recorded in the past.

For fiscal years 2006 and 2005, stock-based compensation is determined under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25, whereby the difference in value between the recorded grant date and the respective measurement date, including payroll taxes, interest and penalties, is recorded. In connection with our restatement of the consolidated financial statements, we have applied judgment in choosing whether to revise measurement dates for prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2 “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

Goodwill and Purchased Intangible Assets—We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The estimates we have used for evaluating Goodwill and Other Intangible Assets are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used, we could incur impairment charges.

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

Deferred Tax Assets—We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would provide an income tax benefit that would increase income in the period such determination was made. Currently, we record a full valuation allowance against our net deferred tax assets due to the high uncertainty of our ability to realize these assets.

Litigation and Settlement Costs—From time to time, we are involved in disputes, litigation and other legal proceedings. We defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement chargers. If any of these events were to happen, our business, financial condition and results of operations and cash flows could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated) (1)	(As Restated) (1)
Net revenues	$91,218	$33,320	$31,398
Cost of revenues	(46,783)	(11,925)	(9,667)

Gross profit	44,435	21,395	21,731
Operating expenses
Research and development	22,515	15,040	12,288
Sales and marketing	7,841	6,056	5,268
General and administrative	8,222	4,868	4,531

Income (loss) from operations	5,857	(4,569)	(356)
Gain on sales of long-term investment	—	2,549	—
Interest income and other income, net	815	529	294
Provision for income taxes	(428)	(70)	(63)

Net income (loss)	$6,244	$(1,561)	$(125)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated) (1)	(As Restated) (1)
Net revenues	100%	100%	100%
Cost of revenue	(51)%	(36)%	(31)%

Gross margin	49%	64%	69%
Operating expenses:
Research and development	(24)%	(45)%	(39)%
Sales and marketing	(9)%	(18)%	(17)%
General and administrative	(9)%	(15)%	(14)%
Gain on sales of long-term investment	—	8%	—
Interest income and other income (loss), net	1%	1%	1%

Provision for income taxes	(1)%	—	—

Net Income (loss)	7%	(5)%	—

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

Net Revenues

Our net revenues increased $57.9 million, or 174%, in fiscal 2007 compared to fiscal 2006. This increase in revenues was primarily attributable to increased chipset sales into the IPTV, Blue-Ray and HD DVD, HDTV and Digital Media Adaptor marketplaces. Our net revenues increased $1.9 million, or 6%, in fiscal 2006 compared to fiscal 2005. This increase in revenues was due to increasing demand for our products, which increased unit volume was partially offset by lower average selling prices.

Net Revenues by Product Group:

We have three main product groups: chipsets, board and “other” products. The following table sets forth our net revenues in each of our major product group and the percentage of total net revenues represented by each product group, for the last three years (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Chipsets	$86,984	95%	$28,198	85%	$26,341	84%
Boards	2,944	3%	3,514	10%	3,280	10%
Other	1,290	2%	1,608	5%	1,777	6%

TOTAL NET REVENUES	$91,218		$33,320		$31,398

Chipsets. Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the IPTV, Blue-Ray and HD DVD, HDTV, Digital Media Adaptor, and Portable Media Player markets. The increase of $58.8 million, or 208%, in net revenues from chipsets in fiscal 2007 as compared to fiscal 2006 was due primarily to a $65.2 million increase in sales into the newer generation of combined IPTV, Blue-Ray and HD DVD, HDTV, and Digital Media Adaptor product markets, offset by a $7.6 million decrease in sales of our legacy products. The increase of $1.9 million, or 7%, in net revenues from chipsets in fiscal 2006 as compared to fiscal 2005 was due primarily to increased unit sales of our chipsets into the IP video technology market and connected media player market offset by the lower average selling price given to large original equipment manufacturers for volume orders.

Boards. Our board level product lines target OEM customers to address the DVD upgrade market, system integrators to address the computer-based training, kiosks, and corporate video-on-demand markets and consumer markets for upgraded multimedia products. The decrease of $570,000 or 16% in net revenues from board products in fiscal 2007 as compared to fiscal 2006 was primarily attributable to decreased demand. The increase of $234,000, or 7%, in net revenues from board products in fiscal 2006 as compared to fiscal 2005 was mainly attributable to increased unit sales of development reference boards to the various markets partially offset by decreased unit sales of project-based board products for IP video applications. We anticipate our revenues from board products to be relatively flat or decrease in future periods due to our strategic decision to focus on our chipset products.

Other. The “Other” category primarily includes revenue from development kits, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The costs related to support service revenues and certain small development contracts were included in sales and marketing expenses, and research and development expenses, respectively. The decrease of $318,000, or 20%, in net revenues from other products in fiscal 2007 as compared to fiscal 2006 was attributable to our desire to focus our research and development resources on chipsets. The decrease in net revenues from other products in fiscal 2006 as compared to fiscal 2005 was primarily attributable to the decreased revenues from engineering support services and other accessories.

Net Revenues by Market Segment:

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
IP video technology market	$61,501	67%	$19,170	58%	$18,024	58%
Connected media player market	24,698	27%	11,227	34%	10,379	33%
HDTV product market	1,657	2%	797	2%	362	1%
PC add-in and other markets	3,362	4%	2,126	6%	2,633	8%

TOTAL NET REVENUES	$91,218		$33,320		$31,398

IP video technology market. For fiscal 2007, revenues from sales of our chipset products to the IP video technology market increased $42.3 million, or 221%, from fiscal 2006 and increased $1.1 million, or 6%, for fiscal 2006 compared to fiscal 2005. The increase in revenues in the IPTV market for fiscal 2007 as compared to fiscal 2006 was in part attributable to our customers having their products launch after successful initial trails. The increase in revenues in the IP video technology market for fiscal 2006 as compared to fiscal 2005 was mainly attributable to increased unit sales of our chipset products into IPTV set-top box and digital media adapter markets partially offset by lower average selling prices. We expect our revenues from the IP video technology market may fluctuate in future periods as these revenues are based on telecommunication service providers IPTV service deployments.

Connected media player market. For fiscal 2007, revenues from sales of our products to the connected media player market increased $13.5 million, or 120%, from fiscal 2006 and increased $848,000, or 8%, for fiscal 2006 compared to fiscal 2005. The increase in revenues from sales of our products to the connected media player market in fiscal 2007 as compared to fiscal 2006 was primarily attributable to increase volumes of our customers’ product, including an increase in Blu-ray and digital media adapter, or DMA, applications. The increase in revenues from sales of our products to the connected media player market in fiscal 2006 as compared to fiscal 2005 was attributable to the increased unit sales of our chipset products into portable media players market partially offset by lower average selling prices. We expect that revenues from sales of our products to the connected media player market will continue to increase as additional Blu-ray and other DMA applications are introduced.

HDTV Product Market. We began shipment of HDTV applications during the second quarter of fiscal 2004 and experienced an increase in demand through fiscal 2007. We expect revenues in the HDTV product market to expand, as occurred in fiscal 2007, although we expect this to remain a small percentage of our overall revenues.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The increase in revenues from fiscal 2006 to fiscal 2007 was primary due to an increase in nonrecurring engineering revenues. The decrease in revenues from sales of our products to the PC add-in and other markets in fiscal 2006 was due to the decreased engineering development revenues, support services and other accessories as compared to fiscal 2005. We expect our revenues from sales to the PC add-in and other markets to continue to decline due to declining demand in the general market and we expect our revenues from engineering development to fluctuate in future periods due to the timing and complexity of the projects required by our customers.

Net Revenues by Geographic Region:

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Asia	$48,386	53%	$27,293	82%	$20,532	65%
North America	9,607	11%	3,944	12%	4,401	14%
Europe	33,109	36%	2,081	6%	6,462	21%
Other regions	116	—%	2	—%	3	—%

TOTAL NET REVENUES	$91,218		$33,320		$31,398

Asia. The revenues from Asia (which consists primarily of Korea, China, Singapore, Japan, and Taiwan) increased $21.1 million, or 77%, in fiscal 2007 as compared to fiscal 2006. The increase in revenues from Asia region in fiscal 2007 was due primarily to our customers’ initial trails and successful launches. In fiscal 2006, our revenues from Asia increased $6.8 million, or 33%, as compared to fiscal 2005. We have experienced a shift by our North American and European customers to production by Asian contract manufacturers. This caused the increase in revenues from Asia in fiscal 2006 and we expect this trend to continue.

In fiscal 2005 to 2007, revenues from Asia region which were over 10% of total net revenues are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Korea	17%	26%	16%
China	11%	21%	21%
Taiwan	5%	14%	17%

North America. North American revenues increased $5.7 million, or 144%, for fiscal 2007 as compared to fiscal 2006. The increase was largely due to our customers’ initial trails and successful launches. North American revenues decreased $457,000, or 10%, for fiscal 2006 as compared to fiscal 2005. The decrease was largely due to the decreased unit sales of our board products to the IP video technology market, which was partially offset by the increased unit sales of our chipset products. This was due primarily to customers increasingly incorporating our chipsets into their final products. In addition, there was a shift of chipset orders from our customers in the North American region to our customers in the Asia region. We expect that our revenues from North America in any given period may fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our products into their final products. However, revenues from Asia will ultimately depend on our customers’ determined order point and delivery point.

Europe. Revenues from Europe for fiscal 2007 increased $31.0 million, or 1491%, as compared to fiscal 2006. The increase in revenues from Europe was primarily attributable to major deployments by our European customers using our IPTV chipsets. Revenues from Europe for fiscal 2006 decreased $4.4 million, or 68%, as compared to fiscal 2005. The decrease in revenues from Europe was primarily attributable to decreases in unit sales of our chipset products. This was due primarily to customers increasingly incorporating our chipsets into their final products, which were manufactured in the Asia countries. As a result, there was a shift of chipset orders from our customers in the Europe region to our customers in the Asia region. However, revenues from Europe will ultimately depend on our customers’ determined order point and delivery point.

For fiscal 2007, sales in France were 29% of net revenues. No other European country accounted for more than 10% of our net revenues in fiscal 2007. For fiscal 2006, we did not have sales in excess of 10% of net revenues from a single European country. For fiscal 2005, sales in Denmark were 15% of net revenues. No other European country accounted for more than 10% of our net revenues in fiscal 2005.

In fiscal 2007, our international revenues were 90% of our total net revenues as compared to approximately 89% in fiscal 2006 and 86% in fiscal 2005. We expect that international sales will continue to account for a significant portion of revenues.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows:

Customers	Regions	Fiscal 2007	Fiscal 2006		Fiscal 2005
Freebox SA	Europe	20%	—		—
Uniquest	Asia	17%	26%		15%
Cisco / Kiss Technology*	North America / Europe	3%	Less than 1	% *	14%

*	Cisco, a North American company, acquired our customer Kiss Technologies, formally a European company, in fiscal 2006

Gross Profit and Gross Margin

Our gross profit was $44.4 million in fiscal 2007, $21.4 million in fiscal 2006 and $21.7 million in fiscal 2005. The significant improvement in gross profit in fiscal 2007 is due primarily to shipments of IPTV set-top box product, represented by a 221% increase in revenues from the IP video technology market and a 120% increase in revenues from the connected media player market. Our gross profit between fiscal 2006 and fiscal 2005 was relatively flat. Provisions for excess and obsolete inventory included in cost of revenues was $1.2 million in fiscal 2007, $929,000 in fiscal 2006 and $230,000 in fiscal 2005.

Our gross profit as a percentage of revenue, or gross margin, was 49% in fiscal 2007, 64% in fiscal 2006 and 69% in fiscal 2005. The decrease in gross margin in fiscal 2007 from fiscal 2006 was primarily related to the introduction of our IPTV set-top product at expected forward volume pricing, while incurring early volume ramp production costs. This forward volume pricing was established as part of our strategy to obtain a leading share of the IPTV set-top box market. The decrease in gross margin was also due in part to anticipated lower gross margins in the high-volume IPTV set-top box market versus those of our other products, which are higher gross margin products that serve lower-volume niche markets.

The decrease in gross margin in fiscal 2006 from fiscal 2005 was due primarily to lower average selling prices provided to original equipment manufacturers for volume orders, and an increase in stock-based compensation expense and related payroll taxes, interest and penalties of $255,000. In addition, the costs related to service revenues and certain small development contracts were included in sales and marketing expenses and research and development expenses (see reference to Critical Accounting Policies—Revenue Recognition), while our expense for inventory obsolescence increased cost of revenues by $1.2 million, $29,000 and $230,000 in fiscal 2007, 2006 and 2005, respectively. In addition, cost of revenues in fiscal 2006 included $130,000 of accelerated depreciation expense due to reduction of estimated useful live for certain testing equipment.

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

Operating Expenses

	Fiscal 2007	Change	Fiscal 2006 (As Restated) (1)	Change	Fiscal 2005 (As Restated) (1)
	(in thousands)
Research & development expense	$22,515	50%	$15,040	22%	$12,288

Sales and marketing expenses	7,841	29%	6,056	15%	5,268

General & administrative expenses	8,222	69%	4,868	7%	4,531

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Research and development expenses. Research and development expenses increased by approximately $7.5 million, or 50%, in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2007 is primarily attributable to the addition of 31 research and development personnel, including 21 research and development personnel added through the acquisition of Blue 7, partially offset by a reduction in project-related costs of $1.1 million. Research and development expenses increased by approximately $2.8 million, or 22%, in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2006 was primarily attributable to an increase in salary and wages of an aggregate of $1.0 million associated with the additions of engineering staff at our headquarters, Hong Kong office and development center in France, an increase of $1.0 million in various license fees and an increase of $297,000 in depreciation expense, partially offset by a reduction in project-related costs of $694,000. We anticipate research and development expenses to continue to increase in absolute dollars. We incurred $2.7 million, $650,000 and $595,000 in stock-based compensation attributable to our research and development personnel in fiscal 2007, 2006 and 2005, respectively, which does not include payroll taxes and penalties associated with the adjustments to certain measurement dates for option grants in fiscal 2006 and fiscal 2005.

Sales and marketing expenses. Sales and marketing expenses increased by $1.8 million, or 29%, in fiscal 2007 as compared to fiscal 2006. This increase in fiscal 2007 was due primarily to an increase of $700,000 in commissions paid in fiscal 2007 and an increase of $472,000 in stock-based compensation attributable to our sales and marketing personnel, partially offset by a decrease in sales and marketing personnel. Sales and marketing expenses increased by $788,000, or 15%, in fiscal 2006 as compared to fiscal 2005. This increase in fiscal 2006 was due primarily to an increase in sales and marketing personnel. We anticipate that our sales and marketing expenses will continue to increase in absolute dollars. We incurred $825,000, $353,000 and $344,000 in stock-based compensation attributable to our sales and marketing personnel in fiscal 2007, 2006 and 2005, respectively, which does not include payroll taxes and penalties associated with the adjustments to certain measurement dates for option grants in fiscal 2006 and fiscal 2005.

General and administrative expenses. General and administrative expenses in fiscal 2007 increased $3.4 million, or 69%, as compared to fiscal 2006. The increase in fiscal 2007 was due primarily to an increase of

$2.0 million in outside professional services, an increase in $475,000 in salaries and wages associated with general and administrative personnel and an increase of $751,000 in stock-based compensation attributable to our general and administrative personnel. General and administrative expenses in fiscal 2006 increased $337,000, or 7%, as compared to fiscal 2005. The increase in fiscal 2006 was due primarily to an increase of $369,000 in outside professional services. We expect our general and administrative expenses will increase in absolute dollar terms. We incurred $1.2 million, $495,000 and $436,000 in stock-based compensation attributable to our general and administrative personnel in fiscal 2007, 2006 and 2005, respectively, which does not include payroll taxes and penalties associated with the adjustments to certain measurement dates for option grants in fiscal 2006 and fiscal 2005.

Stock-based compensation expenses. The following table presents the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations:

	Fiscal 2007 (1)	Fiscal 2006 (restated)	Fiscal 2005 (restated)
	(in thousands)
Cost of revenues	$380	$84	$101
Research & development expense	2,685	650	595
Sales and marketing expenses	825	353	344
General & administrative expenses	1,246	495	436

Total stock-based compensation	$5,136	$1,582	$1,476

(1)	The amounts included in fiscal 2007 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated statements of operations for fiscal 2006 and 2005 have not been restated to reflect, and does not include, the impact of SFAS 123(R).

The adoption of SFAS 123(R) will continue to have an adverse impact on our results of operations. The amount of unearned stock-based compensation currently estimated to be expensed in the period fiscal 2008 through 2012 related to unvested share-based payment awards at February 3, 2007 is $12.3 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.70 years. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Amortization of Intangible Asset

The amortization expense of $726,000 for acquired developed technology for fiscal 2007 is classified as cost of sales. The amortization expense of $537,000 for other purchased intangible assets for fiscal 2007 is classified as research and development expense in our consolidated statements of income. At February 3, 2007, the unamortized balance of $7.0 million from purchased intangible assets in connection with the acquisition of Blue7 will be amortized to future periods based on their respective remaining estimated useful lives. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Gain on sale of long-term investment

We recognized no gain on sales of long-term investments in fiscal 2007, $2.5 million on sales of long-term investments in fiscal 2006 and recorded no investment gain in fiscal 2005. During fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for approximately $1.1 million. We had no carrying amount in this investment at the date of sale, as it had been fully written off in fiscal 2003. The entire sales proceeds of approximately $1.1 million was recognized as a gain on sales of investment during the year. In addition, we sold another investment in an original equipment manufacturer with a carrying cost of approximately $2.0 million for $3.5 million and recognized a gain of $1.5 million. We do not expect that we will sell any of our remaining investments in the near future.

Other income and Expense

Other income and expenses mainly consisted of interest income from short-term investment, interest expenses from our lines of credit and term loan, loss on disposal of fixed assets and gain or loss on sales of short-term investments. The increase of $286,000, or 54%, in fiscal 2007 as compared to fiscal 2006 was due primarily to an increase in interest income as a result of an increase in cash, cash equivalents and short-term investments of $6.9 million. The increase of $235,000, or 80%, in fiscal 2006 as compared to fiscal 2005 was due primarily to an increase in interest income as a result of an increase in cash, cash equivalents and short-term investments of $7.6 million.

Provision for Income Tax

Provision for income taxes increased to $416,000 in fiscal 2007 from $70,000 in fiscal 2006. The fiscal 2007 effective tax rate was approximately 6% and differs from the federal statutory rate of 35% primarily due to                                 .

Provision for income taxes increased to $70,000 in fiscal 2006 from $63,000 in fiscal 2005. The fiscal 2006 effective tax rate was approximately (6%) and differs from the federal statutory rate of 35% primarily due to                                 .

Liquidity and Capital Resources

As of February 3, 2007, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $33.2 million, an increase of approximately $6.9 million compared with approximately $26.4 million at January 28, 2006. We had cash and cash equivalents and short-term investments of $18.8 million at January 29, 2005.

The increase in fiscal 2007 was primarily attributed to net cash provided by operating activities of $8.5 million, net proceeds from the sale of common stock of $1.2 million, offset by purchase of equipment of $3.0 million.

The increase in fiscal 2006 compared to fiscal 2005 resulted primarily from the sale of long-term investments for aggregate proceeds of approximately $4.6 million, net borrowings of $444,000 from a loan agreement with a bank for financing research and development equipment, net cash provided by operating activities of approximately $1.2 million and the exercise of stock options and purchases of common stock by employees resulting in cash proceeds of approximately $2.9 million, which was partially offset by capital equipment expenditures of $699,000 and short-term loans of $900,000 to Blue7 Communications in which we had an investment of $1.0 million. We acquired Blue7 on February 16, 2006. Blue7 is currently one of our subsidiaries.

Net cash provided by operating activities was approximately $8.5 million for fiscal 2007 compared with $1.2 million in fiscal 2006 and $1.8 million in fiscal 2005. Cash will continue to fluctuate based upon our ability to grow revenue while limiting the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Our primary sources of funds have been proceeds from common stock issuances and borrowings under bank lines of credit. In certain periods, cash generated from operations has also been a source of funds. While we generated cash from operations for the fiscal 2007, 2006 and 2005, it is possible that our operations will consume cash in future periods. Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months. In addition, we believe that we will be able to comply with or make modifications to the current covenants under our existing asset-based banking agreements, and to renew those lines of credit upon their expiration, in order to maintain the availability of funds under these agreements. However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.

Net cash used in investing activities was approximately $2.0 million for fiscal 2007 compared with net cash provided by investing activities of $2.1 million for fiscal 2006 and net cash used in investing activities of $11.7 million for 2005. $3.0 million of net cash used in fiscal 2007 was used to purchase equipment offset by $769,000 net proceeds from net maturities of short-term investments. The $2.2 million of cash provided investing activities in fiscal 2006 was generated from approximately $4.6 million of proceeds from sales of long-term investments partially offset by $699,000 of capital expenditures, a $900,000 promissory note and $991,000 net purchases of short-term investments. The $11.7 million of cash used in fiscal 2005 was primarily $1.2 million for capital expenditures, $8.6 million net purchases of short-term investments and $2.0 million purchases of long-term investments.

On February 16, 2006, Sigma successfully acquired Blue7 Communications which was a privately-held California corporation. Sigma purchased Blue7’s shares for approximately $14.0 million in stock. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.

Net cash provided by financing activities was approximately $1.0 million in fiscal 2007 versus $3.3 million in fiscal 2006 and $1.1 million in fiscal 2005. The financing activities consisted of bank borrowings, sales of company stock through the Company’s employee stock option plan and employee stock purchase plan. As of February 3, 2007, the outstanding balance of our bank term loan was $444,000. The net proceeds from sale of common stock were $1.2 million, $2.9 million and $1.3 million in fiscal 2007, 2006 and 2005, respectively.

On January 27, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the sale of the Company’s common stock in one or more offerings with a total offering price of up to $40 million from time to time in amounts, at prices and on terms to be determined at the time of the applicable offering. We do not expect to utilize this shelf registration statement prior to its expiration.

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

The first 2-year Lines of Credit allows us to borrow up to 80% of our accounts receivable, but in no event greater than $15 million, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Lines of Credit allows us to borrow up to $5 million as long as (1) our unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, we can repay the loans under the Loan Agreement without premium or penalty. As of February 3, 2007, we had no amounts outstanding under these two Lines of Credit but had availability to draw down approximately $8.5 million. On February 8, 2006, we have utilized $2.4 million of the first 2-year Line of Credit for issuance of a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from January 29, 2006, through February 3, 2007, was approximately 7.4%. As of February 3, 2007, we had $241,000 outstanding under the Term Loan.

Under the Loan Agreement, we are subject to certain financial covenants. As of February 3, 2007, we were not in compliance with all of the covenants contained in the Loan Agreement, and have obtained waivers from the lenders.

Contractual Obligations and Commitments:

We do not have guaranteed price or quantity commitments from any of our suppliers. We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders. Additionally, we generally acquire products for sale to our OEM customers only after receiving purchase orders from such customers, which purchase orders with delivery dates greater than 12 weeks are typically cancelable without substantial penalty from such OEM customers. We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.

The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations as of February 3, 2007.

Contractual Obligations:	Payments Due by Period
	1 year or less	1 – 3 years	3 – 5 years	5 years or more	Total
Operating Leases	$730	$1,231	$1,370	$448	$3,779
Term Loan	226	15	—	—	241
Non-cancelable purchase orders	4,615	—	—	—	4,615

	$5,571	$1,246	$1,370	$448	$8,635

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

On February 22, 2007, we entered into a new lease agreement for a new approximately 66,000 square foot facility in Milpitas, California in which we intend to relocate our headquarters sometime before the expiration of our current lease. The new lease will commence on June 30, 2007 and expire in September 2012. We will pay a monthly base rent plus common area maintenance and building operating expenses. The monthly base rent ranges from approximately $42,000 to $55,000, with free base rent for the initial three months.

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

Interest Rate Sensitivity—As of February 3, 2007, we held approximately $8.8 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

In additions, we had borrowings outstanding of $241,000 under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two variable interest rate bank lines of credit. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity—The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at February 3, 2007, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors’ report appear on pages F-1 through F-38 and S-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 3, 2007, Grant Thornton LLP (“Grant Thornton”) informed the Company of its resignation as the Company’s independent registered public accounting firm effective as of that date.

The Company previously reported in its Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 that the Company’s financial statements for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006 should no longer be relied upon. As a result of the September 21, 2006 Form 8-K filing, the report of Grant Thornton on the financial statements of the Company for the fiscal year ended January 28, 2006 and management’s report on the effectiveness of internal control over financial reporting as of January 28, 2006 has been withdrawn and should no longer be relied upon. Grant Thornton did not serve as the Company’s independent registered public accounting firm for the fiscal years ended January 31, 2004 and January 29, 2005.

During the fiscal year ended January 28, 2006 and through January 3, 2007, there were no disagreements with Grant Thornton of any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference thereto in its reports and there were no reportable events (as outlined in Regulation S-K Item 304(a)(1)(v)), except for the following:

In Item 9A of its Annual Report on Form 10-K for the fiscal year ended January 28, 2006, management of the Company reported that it had assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and had identified the following material weakness in the Company’s internal control over financial reporting: inadequate controls to ensure that financial information is adequately analyzed to detect misstatements including the lack of understanding of generally accepted accounting principles, or GAAP, and Securities Exchange Commission, or SEC, reporting matters. This material weakness in the Company’s internal control over financial reporting resulted in an adverse opinion from Grant Thornton on the effectiveness of the Company’s internal control over financial reporting. For additional details regarding this material weakness, please see the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

On January 10, 2007, the Audit Committee of the Board of Directors of the Company appointed the independent registered public accounting firm Armanino McKenna LLP (“Armanino McKenna”), with headquarters offices in San Ramon, California, as the independent registered public accounting firm for the Company.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 3, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of February 3, 2007 because of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following control deficiencies or combination of control deficiencies that constitute material weaknesses:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9a;

•

We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities;

•

We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•

We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls; and

•

We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed.

Controls over stock-based compensation. We had inadequate administration, supervision, and review controls over the approval and recording of stock-based compensation.

•

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during 2006, an internal review related to our historical stock option granting practices was carried out by our Audit Committee. As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006; and

•

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the previously Blue7 employees upon the acquisition of Blue7. As a result, we restated our financial results for the first quarter of fiscal 2007 to record an increase to the purchase price of $0.7 million and an additional $0.7 million of deferred stock-based compensation expense.

We are restating previously filed annual and interim financial statements in this annual report on Form 10-K to correct the errors related to accounting for stock-based compensation.

Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in an understatement of warranty accrual and inventory reserves, misclassification errors between R&D expenses and Cost of Goods Sold, and other errors in the financial statements. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	We had inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	We had inadequate approvals for payment of invoices and wire transfers.

Because of the weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of February 3, 2007. Armanino McKenna LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. Armanino McKenna LLP issued an audit report thereon, which is included beginning on page 51 of this Annual Report on Form 10-K.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We hired a qualified CFO in the first quarter of fiscal 2008. We also expect to undertake the following remediation efforts:

•

Hire additional qualified personnel and other resources to strengthen the accounting, finance, and information technology organizations, and develop a plan to procure and then commence implementation of an enterprise resource planning system to replace our current system, to include appropriate information technology control;

•

Adopt administration, supervision, and review controls over stock based compensation as discussed above in “Restatement of Consolidated Financial Statements” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Implement controls to ensure the periodic review of and changes to our end-user computing spreadsheets used in the period-end financial statement preparation and reporting process; and

•	Review and implement appropriate vendor, purchasing, and disbursements segregation of duties controls.

These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above. We may not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for the fiscal year end 2008.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 3, 2007

During the fiscal quarter ended February 3, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, other than those noted above.

Internal Control Enhancements Implemented During the Fiscal Year Ended February 3, 2007

During the fiscal year ended February 3, 2007, we hired a SEC reporting manager with relevant accounting experience, skills and knowledge in January 2006, and we hired a Director of Internal Audit with relevant accounting/auditing experience, skills and knowledge in May 2006, thereby increasing internal technical accounting and auditing expertise. In the first quarter of fiscal 2008, we also hired a new Chief Financial Officer. These qualified personnel are beginning to address the outstanding material weaknesses noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Sigma Designs, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Sigma Designs, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and are included in management’s assessment as of February 3, 2007.

Company-level controls. The Company did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this report;

•

The Company had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities;

•

The Company had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•

The Company had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	The Company had inadequate controls over its management information systems related to program changes, segregation of duties, and access controls; and

•

The Company had inadequate access and change controls over end-user computing spreadsheets. Specifically, the Company’s controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed.

Controls over stock-based compensation. The Company had inadequate administration, supervision, and review controls over the approval and recording of stock-based compensation.

•

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during 2006, an internal review related to the Company’s historical stock option granting practices was carried out by its Audit Committee. As a result of the review, the Company reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, the Company recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006.

•

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during our fiscal 2007 audit, the Company determined that incorrect measurement dates were used to value stock options exchanged with the previously Blue7 employees upon the acquisition of Blue7. As a result, the Company restated its financial results for the first quarter of fiscal 2007 to record an increase to the purchase price of $0.7 million and an additional $0.7 million of deferred stock-based compensation expense.

The Company is restating previously filed annual and interim financial statements in this annual report on Form 10-K to correct the errors related to accounting for stock-based compensation.

Financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying its financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of its annual or interim financial statements would not be prevented or detected.

Inadequate reviews of account reconciliations, analyses and journal entries. The Company had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries.

Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in an understatement of warranty accrual and inventory reserves, misclassification errors between R&D expenses and Cost of Goods Sold, and other errors in the financial statements. These deficiencies resulted in a more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Inadequate controls over purchases and disbursements. The Company had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the Company’s financial statements and in more than a remote likelihood that a material misstatement of its annual or interim financial statements would not be prevented or detected. Specifically,

•	The Company had inadequate procedures and controls to ensure proper segregation of duties within its purchasing and disbursements processes and accounting systems;

•	The Company had inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	The Company had inadequate approvals for payment of invoices and wire transfers.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, and this report does not affect our report dated April 19, 2007, on those financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal controls over financial reporting as of February 3, 2007, is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statement referring to actions taken in remediation of the material weakness in internal controls subsequent to February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sigma Designs, Inc. as of February 3, 2007 and January 28, 2006 (restated), and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 (restated), and our report dated April 20, 2007 expressed an unqualified opinion on those financial statements.

/s/ ARMANINO MCKENNA LLP

San Ramon, California
April 20, 2007

ITEM 9B.	OTHER MATTERS

Outside Director Stock Options

Our 1994 Director Stock Option Plan and 2003 Director Stock Option Plan (collectively, the “Director Plans”) provide for the automatic grant of stock options to our outside directors, such that the grants require no independent action of the Board or any committee of the Board. The Director Plans provides that each of our outside directors is granted a stock option to purchase shares of our common stock upon appointment as a member of the Board, and that each outside director is granted a stock option to purchase additional shares of our common stock on a specified date each year. The exercise price of each stock option grant is the fair market value of a share of common stock on the date of grant.

We have determined that, as a result of administrative errors, four grants in 1997 under the Director Plans (referred to as the “Misdocumented Director Grants”) to three of our outside directors, Messrs. William Almon, Julien Nguyen and William Wang, each to purchase 10,000 shares, were documented as having been made on dates other than as set forth in the Plan.

The two Misdocumented Director Grants made to Mr. Nguyen were cancelled unexercised in July 1997. The Misdocumented Director Grants to Mssrs. Almon and Wang were exercised in October 2005 and September 2003, respectively. On April 6, 2007, Mr. Almon delivered to us the difference between: (a) the total exercise price, as corrected, of the Misdocumented Director Grant exercised; and (b) the total exercise price reflected in the erroneous documentation, which he had previously paid to us. The total amount of this additional payment to us was approximately $29,000. Mr. Wang has not yet sent us payment of a similar amount.

We also determined that option paperwork had not been issued to our outside directors for automatic grants under the 1994 Director Stock Option Plan. The options, which were automatically granted in 1997 under the terms of this plan, provided for a right to purchase 2,500 shares at $4.37 per share. As a result, we recently issued stock option paperwork to Mr. Almon evidencing his right to purchase 2,500 shares. We did not issue stock option paperwork to Mssrs. Nguyen and Wang since they had previously left the Board and these options terminated without exercise. Mr. Nguyen later rejoined the Board.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled “Proposal One—Election of Directors” contained in our Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this item concerning our executive officers is incorporated by reference to the information set forth at the end of Part I of this Annual Report on Form 10-K.

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

The information required by this item regarding principal accounting fees and services is incorporated by reference from the information set forth in the section entitled “Ratification of Independent Auditors—Principal Accounting Fees and Services” contained in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 20th day of April 2007.

SIGMA DESIGNS, INC.

By:	/s/ THINH Q. TRAN
Thinh Q. Tran
Chairman of the Board,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Mark Kent, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10 K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ THINH Q. TRAN Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 20, 2007

/s/ MARK KENT Mark Kent	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 20, 2007

/s/ WILLIAM J. ALMON William J. Almon	Director	April 20, 2007

/s/ JULIEN NGUYEN Julien Nguyen	Director	April 20, 2007

/s/ LUNG C. TSAI Lung C. Tsai	Director	April 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sigma Designs, Inc.

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. as of February 3, 2007 and January 28, 2006 (restated), and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sigma Designs, Inc. at February 3, 2007 and January 28, 2006 (restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 2, “Restatement of Consolidated Financial Statements” the Company has restated previously issued financial statements as of January 28, 2006 and for each of the years in the two year period ended January 28, 2006.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 29, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sigma Designs, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 20, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ ARMANINO MCKENNA LLP

San Ramon, California
April 20, 2007

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 3, 2007	January 28, 2006
		(As Restated) (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,413	$16,827
Short-term investments	8,791	9,525
Accounts receivable (net of allowances of $601 in 2007, and $1,491 in 2006)	11,231	4,951
Note receivable—related party (note 17)	—	900
Inventories	16,003	3,830
Prepaid expenses and other current assets	1,095	1,138

Total current assets	61,533	37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS—net	3,364	1,474
LONG-TERM INVESTMENTS	263	1,282
GOODWILL	5,020	—
OTHER INTANGIBLE ASSETS	5,527	—
OTHER NON-CURRENT ASSETS	377	430

TOTAL ASSETS	$76,084	$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,723	$3,467
Accrued liabilities and other	8,800	5,667
Current portion of bank term loan	226	211

Total current liabilities	22,749	9,345
BANK TERM LOAN	15	233
OTHER LONG—TERM LIABILITIES	348	102

Total Liabilities	23,112	9,680
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common stock—no par value: 35,000,000 shares authorized; shares outstanding: 2007, 22,903,930; 2006, 21,945,874	119,301	107,700
Deferred compensation	—	(4,303)
Shareholder notes receivable	(58)	(58)
Accumulated other comprehensive income	351	204
Accumulated deficit	(66,622)	(72,866)

Total shareholders’ equity	52,972	30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,084	$40,357

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated) (1)	(As Restated) (1)
NET REVENUES	$91,218	$33,320	$31,398
COST OF REVENUES	46,783	11,925	9,667

GROSS PROFIT	44,435	21,395	21,731
OPERATING EXPENSES:
Research and development	22,515	15,040	12,288
Sales and marketing	7,841	6,056	5,268
General and administrative	8,222	4,868	4,531

Operating expenses	38,578	25,964	22,087

INCOME (LOSS) FROM OPERATIONS	5,857	(4,569)	(356)
Gain on sales of long-term investments	—	2,549	—
Interest income and other income, net	815	529	294

INCOME BEFORE INCOME TAXES	6,672	(1,491)	(62)
PROVISION FOR INCOME TAXES	428	70	63

NET INCOME (LOSS)	$6,244	$(1,561)	$(125)

NET INCOME (LOSS) PER SHARE:
Basic	$0.28	$(0.07)	$(0.01)

Diluted	$0.24	$(0.07)	$(0.01)

SHARES USED IN COMPUTATION:
Basic	22,683	21,412	20,809

Diluted	25,670	21,412	20,809

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Deferred Compensation	Shareholder Notes Receivable	Unrealized Gain/Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity	Total Comprehensive Income
Balance, January 31, 2004 (previously reported)	20,637,995	86,948	—	—	(24)	37	60,963	26,022	—
Adjustment to opening shareholders’ equity	—	13,036	(3,858)	(29)	—	211	(10,217)	(857)	—

Balance, January 31, 2004 (restated)	20,637,995	99,984	(3,858)	(29)	—	248	(71,180)	25,165	—
Net loss	—	—	—	—	—	—	(125)	(125)	(125)
Unrealized loss on investments	—	—	—	—	(24)	—	—	(24)	(24)
Cumulative translation adjustment	—	—	—	—	—	28	—	28	28

Total comprehensive loss	—	—	—	—	—	—	—	—	(121)
Deferred stock based compensation	—	2,316	(2,316)	—	—	—	—	—	—
Amortization of deferred stock based compensation	—	—	1,476	—	—	—	—	1,476	—
Common stock issued under stock plans	400,967	1,259	—	—	—	—	—	1,259	—
Excess tax benefit from stock options	—	1	—	—	—	—	—	1	—

Balance, January 29, 2005 (restated)	21,038,962	103,560	(4,698)	(29)	(24)	276	(71,305)	27,780	—
Net loss	—	—	—	—	—	—	(1,561)	(1,561)	(1,561)
Unrealized gain on investments	—	—	—	—	5	—	—	5	5
Cumulative translation adjustment	—	—	—	—	—	(53)	—	(53)	(53)

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,609)
Deferred stock based compensation	—	1,187	(1,187)	—	—	—	—	—	—
Amortization of deferred stock based compensation	—	—	1,582	—	—	—	—	1,582	—
Note receivable issued for common stock	—	29	—	(29)	—	—	—	—	—
Common stock issued under stock plans	906,912	2,924	—	—	—	—	—	2,924	—
Excess tax benefit from stock options	—	—	—	—	—	—	—	—	—

Balance, January 28, 2006 (restated)	21,945,874	107,700	(4,303)	(58)	(19)	223	(72,866)	30,677	—
Net income	—	—	—	—	—	—	6,244	6,244	6,244
Unrealized gain on investments	—	—	—	—	35	—	—	35	35
Cumulative translation adjustment	—	—	—	—	—	112	—	112	112

Total comprehensive income	—	—	—	—	—	—	—	—	6,391
Reversal of APB 25 deferred compensation upon the adoption of FAS 123R	—	(4,303)	4,303	—	—	—	—	—	—
Compensation expenses recognized in accordance with FAS 123R	—	4,949	—	—	—	—	—	4,150	—
Fair value of vested stock options assumed from Blue7 acquisition	—	1,110	—	—	—	—	—	3,224	—
Issuance of common stock for Blue7 acquisition	583,870	8,189	—	—	—	—	—	8,189	—
Non-employee stock based compensation	—	317	—	—	—	—	—	317	—
Excess tax benefit from stock options	—	123	—	—	—	—	—	123	—
Common stock issued under stock plans	374,186	1,216	—	—	—	—	—	1,216	—

Balance, February 3, 2007	22,903,930	$119,301	—	$(58)	$16	$335	$(66,622)	$52,972	—

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated) (1)	(As Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,244	$(1,561)	$(125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,352	938	492
Stock-based compensation	5,266	1,582	1,476
Provision for inventory valuation	1,224	29	230
Provision for bad debts and sales returns	30	31	634
Gain on sales of long-term investments	—	(2,580)	—
Loss on disposal of assets	10	43	7
Investment impairment charge	19	31	—
Excess tax benefit from stock options	123	—	1
Accretion of contributed leasehold improvements	(81)	(81)	(85)
Changes in operating assets and liabilities:
Accounts receivable	(6,310)	1,435	(1,729)
Inventories	(13,397)	(184)	(1,304)
Prepaid expenses and other current assets	45	(58)	(111)
Other non-current assets	—	—	—
Accounts payable	9,517	(73)	1,874
Accrued liabilities and other	3,450	1,619	451

Net cash provided by operating activities	8,492	1,171	1,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,014)	(699)	(1,227)
Purchases of short-term investments	(22,234)	(42,216)	(20,154)
Maturity of short-term investments	23,003	41,225	11,600
Net proceeds (purchases of) from long-term investments	—	4,580	(2,000)
Issuance of short-term promissory notes	—	(900)	—
Acquisition net of cash received	147	—	—
Other non-current assets	67	164	106

Net cash provided by (used in) investing activities	(2,031)	2,154	(11,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	—	600	—
Repayment of bank borrowings	(203)	(156)	—
Net proceeds from sale of common stock	1,216	2,924	1,259
Costs related to registration of private offering of common stock	—	(63)	(130)
Repayment of capital lease obligations	—	—	(5)

Net cash provided by financing activities	1,013	3,305	1,124

Effect of exchange rates changes on cash	112	(53)	28

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,586	6,577	(8,712)
CASH AND CASH EQUIVALENTS:
Beginning of year	16,827	10,250	18,962

End of year	$24,413	$16,827	$10,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST	$30	$45	$4

CASH PAID FOR INCOME TAXES	$171	$9	$15

Issuance of common stock and assumption of stock options related to business acquisition	$11,414	—	—

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Sigma Designs, Inc. (the Company) specializes in silicon-based digital media processors for IP video technology, connected media players, high-definition television and PC add-in and other markets. The Company’s award-winning REALmagic® Video Streaming Technology is used in a variety of consumer applications providing highly integrated solutions for high-quality decoding of H.264, MPEG-4, MPEG-2, MPEG-1 and Windows® Media Video 9 (WMV9). The Company sells its products to consumer equipment manufacturers, distributors, value-added resellers and corporate customers.

Basis of Presentation—The consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries in France and Hong Kong. All intercompany balances and transactions are eliminated upon consolidation.

Reclassifications—Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting Period—The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2007 ended on February 3, 2007. Fiscal 2006 ended on January 28, 2006. Fiscal 2005 ended on January 29, 2005. Fiscal 2007 included 53 weeks. Fiscal 2006 and 2005 each included 52 weeks.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements include but are not limited to and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements are related primarily to estimates to determine the collectability of accounts receivable to determine the allowances against the accounts receivable balances, estimates of the market value used in calculating the value of inventory on a lower of cost or market basis, estimates used in equity award valuation and stock-based compensation calculations, estimates of expected future cash flows and useful lives used in the review for impairment of investments, goodwill, intangible assets and other long-lived assets, estimates of the Company’s ability to realize its deferred tax asset which are also used to establish whether valuation allowances are needed on those assets, and estimates related to litigation and settlement costs accrual. It is at least reasonably possible that the estimates will change within the next year. Actual results may also differ materially from management’s estimates.

Change in accounting estimate—There were no changes in accounting estimates during fiscal 2007. During fiscal 2006, the Company revised its estimate of the useful lives of certain production test equipment due to technology changes. Those lives were shortened to 2 years. Previously, all production test equipment was depreciated over 5 years. These changes were made to better reflect the estimated periods during which such equipment will remain in service. The change had the effect of increasing fiscal 2006 depreciation expense which was recorded as cost of revenues and decreasing net income by approximately $130,000 (less than $0.01 per basic and diluted share).

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The majority of the Company’s cash and cash equivalents and short-term investments are on deposit with two financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve in the allowance for doubtful accounts is a calculation based upon the accounts receivable balance and the historical effectiveness of the Company’s collection of those receivables. The Company will continue to maintain reserves for potential credit losses.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short Term Investments—Short-term investments represent highly liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company’s debt securities are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Inventories—Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $1.2 million, $56,000 and $230,000 to cost of revenues for fiscal 2007, 2006 and 2005, respectively.

Long-Term Investments—Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. The Company evaluates the long-term investments for impairment annually according to Emerging Issues Task Force (“EITF”) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Equipment and Leasehold Improvements—Equipment and leasehold improvements are stated at cost and categorized into computer and test equipment, software, furniture and fixtures and other. Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter, except for certain production test equipment (two to five years). The contributed leasehold improvements provided by the landlord for the Company’s current facility is amortized using the straight-line method over lesser of the remaining lease term or useful life of leasehold improvements.

Goodwill and Purchased Intangible Assets—Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

We are currently amortizing acquired intangible assets with definite lives. Acquired developed technology is amortized over 7 years and non-compete agreements are amortized over the contractual period (currently 3 years). The amortization expense for acquired developed technology is classified as cost of sales and the amortization expense for other acquired intangible assets is classified as research and development expense in our consolidated statements of income.

Long Lived Assets—The Company accounts for long-lived assets, including purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances such as a change in technology indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Revenue Recognition—We derive revenues primarily from three principal sources: product sales, product development contracts and service contracts. We generally recognize revenues for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Revenues from product sales to OEMs, distributors and end users are generally recognized upon shipment, as shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured. In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers, often referred to as a sell-through basis). Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs, accordingly this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2. We offer post-contract customer support (“PCS”) on a contractual basis for additional fees, which is typically a one year term. In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS are delivered. The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered. We classify development costs related to product development agreements as cost of revenues. Product development revenues were approximately $581,000, $1.2 million and $981,000, for fiscal 2007, 2006, and 2005, respectively.

Revenues from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term. Expenses related to support service revenues are included in cost of sales. Support service revenues were $334,000, $150,000 and $303,000 for fiscal 2007, 2006 and 2005 respectively.

Research and Development expenses—Research and Development expenses include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development and are therefore expensed as incurred.

Income Taxes—Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Income taxes are accounted for under an asset and liability approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

Stock-Based Compensation—On January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of and for the twelve months ended February 3, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 was $5.1 million, which consisted of stock-based compensation expense related to the grant of stock options and stock purchase rights.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Stock-based compensation expense recognized during fiscal 2007 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for fiscal 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2007 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The effect of recording stock-based compensation for the fiscal year ended February 3, 2007 was as follows (in thousands, except per share amount):

Fiscal 2007
Stock-based compensation by type of award:
Stock options	$5,030
Employee stock purchase plan	106

Total stock-based compensation	5,136
Tax effect on stock-based compensation	(329)

Net effect on net income	4,507
Effect on net income per share:
Basic	$0.20
Diluted	$0.18

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for fiscal 2006 and 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended
	January 28, 2006	January 29, 2005
	(As Restated) (1)	(As Restated) (1)
Net loss	$(1,561)	$(125)
Add: stock-based employee compensation expense included in reported net income, net of tax	2,558	2,386
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax	(5,595)	(5,545)

Pro forma net loss	$(3,498)	$(3,284)

Basic net loss per share:
As reported	$(0.07)	$—

Pro forma	$(0.16)	$(0.16)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency of each country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity. Transaction gains and losses, which are included in the other expenses, net, in the accompanying consolidated statements of operations, have not been significant for all years presented.

Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss components include foreign currency translation adjustments and unrealized gains or losses on investments.

Fair Value of Financial Instruments—For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, note receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

Recent Accounting Pronouncements

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

The Company is restating its consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the Company’s fiscal years ended January 28, 2006 and January 29, 2005 as a result of an internal stock option investigation commenced by the Audit Committee of the Company’s Board of Directors (“Board”) and other errors identified as a result of the audit of the fiscal year ended February 3, 2007, and the re-audit of fiscal years ended January 28, 2006 and January 29, 2005. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of 2006, and unaudited condensed financial statements for the three months ended April 29, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company prior to September 21, 2006, and the related opinions of the independent registered public accounting firms, and all earnings press releases and similar communications issued by the Company prior to September 21, 2006 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after September 21, 2006.

Background-Stock Option Investigation

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

The Audit Committee has concluded that the stock option grant process, including the utilization of UWC process described above, reflected management’s lack of appreciation of the legal and accounting standards of the stock option grant process and the erroneous belief that dates other than the stated grant date were, at best, administrative in nature and not governing. Based on the quarterly low price points of the option grants, and absent any objective documentation to the contrary, the Audit Committee has also speculated that the ultimate selection of the grant dates stated on the UWCs may have benefited from limited hindsight, but it has not found any conclusive evidence to this effect. The Audit Committee did not find any evidence of intent to deceive or to destroy or alter documents or to obstruct or impede the investigation in any way.

Accounting Considerations—Stock-Based Compensation

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

The methodology developed by such advisor was used by us, with such advisor’s assistance, to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options Effective January 2006—Effective January 2006, we amended our practice of granting options to new hire non-officer employees to grant all such options at the end of the quarter in which the employee was hired. Accordingly, we determined the Deemed Measurement Date for each of these grants to be the last business day of the quarter of the employee’s quarter of hire, because it was determined to be the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options—We determined the Deemed Measurement Dates for all stock option grants other than those described above to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined, and the Communication Date was used in those cases where the Approval Date could not be determined or was determined to be unreliable.

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

The following table summarizes the impact of the restatement adjustments on beginning accumulated deficit as of January 31, 2004, and net income for the years ended January 28, 2006 and January 29, 2005 (in thousands):

	Net Income (Loss) Years Ended		Accumulated Deficit As Of Feb. 1, 2004
	Jan. 28, 2006	Jan. 29, 2005
As previously reported	$1,884	$1,840	$(60,963)
Adjustments:
Stock compensation expense	(1,582)	(1,476)	(9,150)
Payroll taxes, interest and penalties	(1,403)	(227)	(1,680)
Other	(460)	(262)	613

Total adjustments	(3,445)	(1,965)	(10,217)

As adjusted	$(1,561)	$(125)	$(71,180)

The table below presents the impact of the individual restatement adjustments (in thousands), which is explained in further detail following the table:

	Three Months Ended April 26, 2006	Fiscal Years
		2006	2005	2004	2003	2002	2001	2000	1999	1998
Stock-based compensation expense	$1,095	$1,582	$1,476	$1,553	$1,343	$1,156	$1,315	$1,532	$1,137	$997
Accelerated vesting and extended exercisability	55	—	—	76	8	—	—	—	—	33
Payroll taxes, interest and penalties	372	1,403	227	700	155	15	227	523	22	38

Total stock-based expenses	1,522	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Less: Compensation expense previously recorded	(795)	—	—	—	—	—	—	—	—	—

Net adjustment to net income (loss) due to stock-based compensation	727	2,985	1,703	2,329	1,506	1,171	1,542	2,055	1,159	1,068
Add: Other adjustments	67	460	262	(123)	(153)	(161)	(242)	66	—	—

Total adjustments to net income (loss)	$794	$3,445	$1,965	$2,206	$1,353	$1,010	$1,300	$2,121	$1,159	$1,068

Restatement Adjustments

Our restated consolidated financial statements contained in this 2007 Form 10-K incorporate stock-based compensation expense, but excludes related payroll taxes, penalties and interest expenses. The restatement adjustments result in a $16.4 million increase in accumulated deficit as of January 28, 2006. This amount includes a reduction of our previously reported consolidated net income of approximately $3.4 million and $2.0 million for the years ended January 28, 2006 and January 29, 2005, respectively. The total restatement impact for periods through January 31, 2004 of $10.2 million has been reflected as a prior period adjustment to accumulated deficit as of that date.

The restatement adjustments reduced the Company’s previously reported diluted earnings per share by $0.15 and $0.09 for the years ended January 28, 2006 and January 29, 2005, respectively.

Stock-Based Compensation—These adjustments are from the Company’s determination that the initially recorded measurement dates of option grants could not be relied upon, based upon the Audit Committee’s investigation and the Company’s subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Accelerated vesting and extended exercisability—These adjustments were made as a result of the acceleration of stock option vesting upon termination and the extension of the exercisability of certain options held by a few employees.

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Options under the U.S. Internal Revenue Code (“IRC”), or ISOs, were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under IRC tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. These stock options are referred to as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll-related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. As of February 3, 2007, the Company has recorded a net liability of approximately $3.9 million in connection with the potential disqualification of ISO tax treatment for option awards. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to expiration of statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of operations.

Because virtually all holders of options issued by the management of the Company were not involved in or aware of the incorrect pricing of the Affected ISOs, management has taken certain actions and is considering possible additional actions to address the impact of certain adverse tax consequences, including under IRC Section 409A, that may result from the exercise price of stock options being less than the fair market value of the Company’s common stock on the Deemed Measurement Date, as defined below. IRC Section 409A (and, as applicable, similar tax laws in California and other states) imposes penalty taxes on our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004 (the “409A Affected Options”). The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or cure, for 409A Affected Options. In December 2006, the Company entered into agreements with each of its executive officers to amend the 409A Affected Options held by such person to limit the period of exercisability to a defined calendar year. Further, prior to December 31, 2007, the Company may offer other holders of 409A Affected Options the opportunity to effect a cure of all such options by either increasing the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment or limiting the period of exercisability to a defined calendar year. The Company may approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (although there is no assurance that the options will be exercised). If necessary to comply with applicable law, such cure will be effected as a tender offer. In connection with such cure, the Company may pay approximately $2.5 million in 2008 to non-officer employees of the Company. For those employees who exercised a 409A Affected Option during 2006, as a precautionary measure, we have sent the IRS and California Franchise Tax Board (“FTB”) notices of our intent to participate in settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential taxes resulting from the exercise of these 409A Affected Options during 2006. In connection with the Company’s proposed participation in these programs, the Company may pay an aggregate of approximately $0.3 million to the IRS and FTB. The Company may also approve bonuses of an aggregate of approximately $0.2 million payable to these effected employees to compensate them for additional income tax imposed on them as a result of the payments the Company may make on their behalf to the IRS and FTB.

Income tax benefit (provision)—Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, the Company recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as the Company believes that sufficient doubt exists that it will be able to realize the value of those assets.

Other Accounting Adjustments

In addition to the stock-based compensation adjustments described above, we also made certain other adjustments to our previously-reported net income (loss):

•

During our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the employees previously with Blue7 employees upon the acquisition. As a result, the increase in purchase price of $0.7 million was recorded as an increase to both goodwill and future stock-based compensation expense as of the date of acquisition. This compensation expense will be amortized to our consolidated statement of operations over the remaining vesting period of the related options. For the first quarter of fiscal 2007, we recorded incremental stock-based compensation expense of $40,000.

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

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of income for the years ended January 28, 2006 and January 29, 2005 (in thousands).

	Years Ended
	January 28, 2006				January 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
NET REVENUES	$33,320	$—		$33,320	$31,437	$(39)		$31,398
COST OF REVENUES	11,552	373	(1)	11,925	9,527	140	(1)	9,667

GROSS PROFIT	21,768	(373)		21,395	21,910	(179)		21,731
OPERATING EXPENSES:
Research and development	14,041	999	(1)	15,040	11,648	640	(1)	12,288
Sales and marketing	5,076	980	(1)	6,056	4,804	464	(1)	5,268
General and administrative	4,131	737	(1)	4,868	4,209	322	(1)	4,531

Operating expenses	23,248	2,716		25,964	20,661	1,426		22,087

INCOME (LOSS) FROM OPERATIONS	(1,480)	(3,089)		(4,569)	1,249	(1,605)		(356)
Gain on sales of long-term investments	2,549	—		2,549	—	—		—
Interest income and other income, net	823	(294	)(2)	529	595	(301	)(2)	294

INCOME (LOSS) BEFORE INCOME TAXES	1,892	(3,383)		(1,491)	1,844	(1,906)		(62)
PROVISION FOR INCOME TAXES	8	62		70	4	59		63

NET INCOME (LOSS)	$1,884	$(3,445)		$(1,561)	$1,840	$(1,965)		$(125)

NET INCOME (LOSS) PER SHARE:
Basic	$0.09	$(0.16)		$(0.07)	$0.09	$(0.10)		$(0.01)
Diluted	$0.08	$(0.15)		$(0.07)	$0.08	$(0.09)		$(0.01)
SHARES USED IN COMPUTATION:
Basic	21,412			21,412	20,809			20,809
Diluted	23,667			21,412	23,529			20,809

(1)	Includes the impact of stock-based compensation charges and related payroll taxes.
(2)	Includes the impact of penalties and interest in connection with payroll tax liabilities recorded.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet as of January 28, 2006 (in thousands).

	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,827	$—		$16,827
Short-term investments	9,525	—		9,525
Accounts receivable (net of allowances of $1,491)	4,951	—		4,951
Note receivable—related party	900	—		900
Inventories	3,830	—		3,830
Prepaid expenses and other current assets	1,001	137		1,138

Total current assets	37,034	137		37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS—net	1,474	—		1,474
LONG-TERM INVESTMENTS	1,282	—		1,282
OTHER NON- CURRENT ASSETS	169	261		430

TOTAL ASSETS	$39,959	$398		$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$3,467	$—		$3,467
Accrued liabilities and other	2,031	3,636	(2)	5,667
Current portion of bank term loan	211	—		211

Total current liabilities	5,709	3,636		9,345
BANK TERM LOAN	233	—		233
OTHER LONG—TERM LIABILITIES	102	—		102

Total liabilities	6,044	3,636		9,680
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock—no par value: 35,000,000 shares authorized; 21,945,874 shares outstanding	91,131	16,569	(1)	107,700
Shareholder notes receivables	—	(58	)(1)	(58)
Deferred compensation	—	(4,303	)(1)	(4,303)
Accumulated other comprehensive income	23	181		204
Accumulated deficit	(57,239)	(15,627	)(1)(2)	(72,866)

Total shareholders’ equity	$33,915	$(3,238)		$30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,959	$398		$40,357

(1)	Includes the impact of stock-based compensation charges.
(2)	Includes the impact of payroll taxes and related penalties and interest.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	February 3, 2007			January 28, 2006
	Adjusted Cost	Unrealized loss	Fair market value	Adjusted Cost	Unrealized loss	Fair market value
Money market funds	$13,552	$—	$13,552	$586	$—	$586
Certificate of Deposits	—	—	—	399	(1)	398
Corporate commercial paper	1,733	—	1,733	4,095	(1)	4,094
Corporate bonds	724	—	724	4,300	(11)	4,289
US agency discount notes	—	—	—	565	(1)	564
US agency non callable	1,999	(1)	1,998	2,426	(6)	2,420
Auction rate securities	5,175	—	5,175	—	—	—

Total cash equivalents and short-term investments	$23,183	$(1)	23,184	$12,371	$(20)	12,351
Cash on hand held in the United States			8,985			13,199
Cash on hand held overseas			1,035			802

Total cash on hand			10,020			14,001

			$33,204			$26,352

Reported as:
Cash and cash equivalents			$24,413			$16,827
Short-term investments			8,791			9,525

			$33,204			$26,352

The amortized cost and estimated market value of investments, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities.

	February 3, 2007		January 28, 2006
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due in 1 year or less	$23,186	$23,184	$12,371	$12,351
Due in greater than 1 year	—	—	—	—

TOTAL	$23,186	$23,184	$12,371	$12,351

4. INVENTORIES

Inventories consist of (in thousands):

	February 3, 2007	January 28, 2006
Raw materials	$7,696	$817
Work in process	1,680	552
Finished goods	6,627	2,461

TOTAL	$16,003	$3,830

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS—NET

Equipment and leasehold improvements consist of (in thousands):

	February 3, 2007	January 28, 2006
Computers and test equipment	$2,794	$2,262
Software	3,138	1,109
Furniture and fixtures	1,352	1,177
Other	145	122

Total	7,429	4,670
Accumulated depreciation and amortization	(4,065)	(3,196)

TOTAL	$3,364	$1,474

Furniture and fixtures at cost included $761,000 and $725,000 of leasehold improvements as of February 3, 2007 and January 28, 2006, respectively. Depreciation and leasehold amortization expense for fiscal 2007, 2006 and 2005 was $1,089,000, $938,000 and $492,000, respectively. The increased depreciation expense in fiscal 2006 included $130,000 of accelerated depreciation of certain test equipment due to reduction of their estimated useful lives.

6. LONG-TERM INVESTMENTS

Long-term investments consist of (in thousands):

	February 3, 2007	January 28, 2006
Blue7 Communications (“Blue7”)	$—	$1,000
Local MPEG-4 system provider Envivio, Inc. (see Note 17)	263	263
NETAV	—	19

TOTAL	$263	$1,282

On February 26, 2006, the Company acquired Blue7. (See Note 15)

In fiscal 2007, the Company recorded a $19,000 impairment loss to writeoff the remaining value of its investment in NETAV. In fiscal 2006, the Company recorded a $31,000 impairment loss to this investment due primarily to the dissolution of NETAV.

7. GOODWILL AND OTHER INTANGIBLES

During the first quarter of fiscal 2007, we recorded goodwill of $5.0 million in connection with the acquisition of Blue7. Refer to Note 15 for further information regarding this acquisition.

Acquired intangible assets, subject to amortization, were as follows as of February 3, 2007 (in thousands):

	Cost	Accumulated Amortization	Net
Developed Technology	5,300	(726)	4,574
Noncompete Agreements	1,400	(447)	953

Total intangible assets	$6,700	$(1,173)	$5,527

Amortization expense related to the acquired intangible assets was $1.3 million for fiscal 2007. As of February 3, 2007, we expect amortization expense in future periods to be as shown below (in thousands):

Fiscal Year	Developed Technology	Noncompete Agreements	Total
2008	$757	$467	$1,224
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
2012	757	—	757
Thereafter	789	—	789

	$4,574	$953	$5,527

8. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	February 3, 2007	January 28, 2006
		(As Restated) (1)
Accrued salaries and benefits	$889	$642
Accrued payroll taxes	4,562	3,568
Deferred revenues	755	211
Accrued royalties	410	147
Accrued commissions	277	92
Accrued warranty	556	289
Income taxes payable	465	336
Customer deposits	85	35
Other accrued liabilities	801	347

TOTAL	$8,800	$5,667

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

9. PRODUCT WARRANTY

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware repair and/or replacement and software support costs and is included in accrued liabilities and other on the balance sheets.

Details of the change in accrued warranty for fiscal years 2007, 2006 and 2005 are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
Fiscal Years
2007	$289	$599	$(332)	$556
2006	$191	$187	$(89)	$289
2005	$134	$177	$(120)	$191

10. COMMITMENTS AND CONTINGENCIES

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

Leases—The Company’s primary facilities are leased under a non-cancelable lease which expires in September 2007. In February 2007, the Company entered into a new lease agreement for a facility to which the Company intends to relocate its headquarters. The new lease will expire in September 2012. Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases
2008	730
2009	605
2010	626
2011	665
2012	705
Thereafter	448

TOTAL MINIMUM LEASE PAYMENTS	$3,779

Rent expense was $749,000, $670,000 and $692,000 for fiscal 2007, 2006 and 2005, respectively, net of sublease income of approximately $7,000, $33,000 and $54,000 for fiscal 2007, 2006 and 2005, respectively.

The Company currently places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis. As of February 3, 2007, the total amount of outstanding non-cancelable purchase orders was approximately $4.6 million.

Royalties—The Company pays royalties for the right to sell certain products under various license agreements. During fiscal 2007, 2006 and 2005, the Company recorded royalty expense of $1.3 million, $490,000 and $270,000, respectively.

Benefit Plan—The Company sponsors a 401(k) savings plan in which most employees are eligible to participate. The plan commenced in fiscal 1994. The Company is not obligated to make contributions to the plan and no contributions have been made by the Company.

Legal Proceedings—

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

11. CURRENT AND LONG-TERM DEBT

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $500,000.

The first 2-year Line of Credit allows the Company to borrow up to 80% of its accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows the Company to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including its intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At the Company’s option, the loans under the Loan Agreement can be repaid without premium or penalty. As of February 3, 2007, the Company had no amounts outstanding under these two Lines of Credit but had availability to draw down approximately $8.5 million. On February 8, 2006, the Company utilized $2.4 million of the first 2-year Line of Credit for a standby letter of credit to a supplier.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The monthly payment including interest of the Term Loan is approximately $18,000. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from January 29, 2006 to February 3, 2007, was approximately 7.4%. As of February 3, 2007, the Company had $241,000 outstanding under the Term Loan. The amounts of the Term Loan mature as follows (in thousands):

Maturities	Loan Payment
Fiscal 2008	$226
Fiscal 2009	15

Total	$241

Under the Loan Agreement, the Company is subject to certain financial covenants. As of February 3, 2007, the Company was not in compliance with all of the covenants contained in the Loan Agreement, and is seeking a waiver from the lender.

12. NET INCOME (LOSS) PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The reconciliation of the denominators of the basic and diluted net income per share computations for the fiscal years 2007, 2006 and 2005 is shown in the following table (in thousands, except share and per share data):

	Fiscal Years
	2007	2006	2005
		(As Restated) (1)	(As Restated) (1)
Numerator:
Net income (loss) available to common shareholders, Basic and diluted	$6,244	$(1,561)	$(125)

Denominator:
Weighted average common shares outstanding	22,683	21,412	20,809

Shares used in computation, basic	22,683	21,412	20,809
Escrowed shares related to Blue7 acquisition	94	—	—
Effect of dilutive securities:
Stock options	2,893	—	—

Shares used in computation, diluted	25,670	21,412	20,809

Net income per share:
Basic	$0.28	$(0.07)	$(0.01)

Diluted	$0.24	$(0.07)	$(0.01)

Dilutive shares not included in loss years	—	2,255	2,720

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Stock options	102	2	20

13. SHAREHOLDERS’ EQUITY

Comprehensive Income

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated) (1)	(As Restated) (1)
Net income (loss)	$6,244	$(1,561)	$(125)
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	35	5	(24)
Cumulative foreign currency translation adjustment	112	(53)	28

Total comprehensive income (loss)	$6,391	$(1,609)	$(121)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

Stock Option Plans

2003 Director Stock Option Plan (the “2003 Director Plan”): During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005. A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 65,000 have been granted as of February 3, 2007.

2001 Employee Stock Option Plan (the “2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On March 8, 2006, an additional 877,834 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of February 3, 2007, the Company reserved a total of 3.5 million shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at February 3, 2007 expire ten years from date of grant). The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.

The total stock option activities and balances of the Company’s stock option plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Prices Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2004 (2,551,665 exercisable at a weighted-average price of $2.65)	4,264,436	$2.77
Granted (weighted-average fair value of $2.98)	(933,500)	5.55
Cancelled	(28,428)	2.58
Exercised	(334,169)	2.46

Balance, January 29, 2005 (2,853,801 exercisable at a weighted-average price of $2.79)	4,835,339	3.33
Granted (weighted-average fair value of $5.26)	(967,900)	10.36
Cancelled	(92,679)	5.89
Exercised	(825,343)	2.89

Balance, January 28, 2006 (2,745,101 exercisable at a weighted-average price of $2.99)	4,885,217	4.75
Granted (weighted-average fair value of $9.58)	(1,092,837)	10.51
Cancelled	(173,783)	8.14
Exercised	(337,909)	2.74

Balance, February 3, 2007	5,466,362	$5.92	5.93	$108,137

Ending Vested & Expected to Vest	5,278,232	$5.76	5.83	$105,268
Ending Exercisable	3,243,508	$3.53	4.17	$71,908

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $25.70 as of February 3, 2007, which would have been received by the option holders had all options holders exercised their options as of that date. The aggregate exercise date intrinsic value of options that were exercised during fiscal 2007 equaled $3.7 million. The total fair value of options which vested during fiscal 2007 equaled $5.5 million.

At February 3, 2007, options to purchase 232,644 shares were available for future grant.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at February 3, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at February 3, 2007	Weighted Average Exercise Price
$ 0.95 – $ 1.69	903,608	5.05	$1.42	818,351	$1.40
$ 1.71 – $ 1.71	42,248	8.28	1.71	28,059	1.71
$ 2.31 – $ 2.31	547,156	0.21	2.31	547,156	2.31
$ 2.34 – $ 3.40	771,043	4.22	3.06	637,003	3.01
$ 3.50 – $ 5.38	444,922	3.43	3.84	432,605	3.79
$ 5.43 – $ 5.43	659,838	7.4	5.43	301,735	5.43
$ 5.60 – $ 9.57	491,447	6.41	6.56	289,115	6.16
$ 9.89 – $ 9.89	491,447	6.41	6.56	289,115	6.16
$11.06 – $11.06	605,000	9.5	11.06	0	—
$12.54 – $25.70	289,700	9.31	17.70	23297	15.77

$ 0.95 – $25.70	5,466,362	5.93	$5.92	3,243,508	$3.53

As of February 3, 2007, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $12.3 million and will be recognized over an estimated weighted average amortization period of 2.70 years. The amortization period is based on the expected vesting term of the option.

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

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. On February 1, 2005, the Board of Directors approved an additional 25,000 shares to be reserved under the 2001 Purchase Plan. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2007, 2006 and 2005, 36,277, 81,569 and 66,798 shares of the Company’s common stock were purchased at an average price of $8.02, $6.59 and $6.58 per share, respectively. At February 3, 2007, 40,675 shares under the 2001 Purchase Plan remain available for future purchase.

Stock-Based Compensation

Valuation Assumptions

The fair value of share-based compensation awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated values of employee stock options granted during fiscal 2007, 2006, and 2005 were $9.58, $6.22, and $5.02 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during fiscal 2007 was $5.93, per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
		(As Restated) (1)	(As Restated) (1)
Stock Options
Expected volatility	69.98%	61.10%	75.57%
Risk free interest rate	4.77%	4.29%	2.61%
Expected term of options and purchase rights (in years)	5.90	1.43	1.41
Dividend yield	None	None	None

Employee Stock Purchase Plan
Expected volatility	54.55%	62.08%	67.68%
Risk free interest rate	4.66%	3.13%	1.37%
Expected term of options and purchase rights (in years)	0.50	0.50	0.50
Dividend yield	None	None	None

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

As the stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2007 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal 2007, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

14. INCOME TAXES

Income before provision for income taxes consisted of the following (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated)	(As Restated)
United States	$6,135	$(1,962)	$(447)
International	537	471	385

Total	$6,672	$(1,491)	$(62)

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
		(As Restated)	(As Restated)
Current
Federal	$314	$—	$—
State	64	6	2
Foreign	50	64	61

Total Current	428	70	63

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

Total Provision	$428	$70	$63

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006
		(As Restated)
Deferred tax assets:
Net operating losses and credits carry forwards	$16,077	$24,420
Allowance, reserve and other	8,773	6,516
Depreciation	284	291
Tax Credits	10,727	8,854

Total gross deferred tax assets	35,861	40,081
Valuation allowance	(33,653)	(40,081)

Total net deferred tax assets	2,208	—
Deferred tax liabilities:
Acquired intangibles	(2,208)	—

Total net deferred tax assets	$—	$—

At February 3, 2007, undistributed earnings of the Company’s French operations totaling $2.7 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is management’s intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We have elected to track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The amounts removed to the memo account as of 2/3/2007 are $5.8 million for federal and $0.3 million for state tax purposes, respectively.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Net operating losses and tax credit carry forwards as of February 3, 2007 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$56,284	Thru 2024
Net operating losses, state	4,525	Thru 2014
Tax credits, federal	7,408	Thru 2027
Tax credits, state	3,266	Thru 2014- Indefinite
Tax credits, foreign	54	Indefinite

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

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	2007	2006	2005
Computed at 35%	$2,336	$(444)	$(13)
State taxes net of federal benefit	42	4	1
Difference between statutory rate and foreign effective tax rate	(109)	(101)	(54)
Expenses not deductible for tax purposes	235	615	65
Stock based compensation expense	554	—	—
Change in valuation allowance, federal effect only	(1,505)	685	525
Tax credit	(1,125)	(689)	(461)

TOTAL	$428	$70	$63

15. ACQUISITION

On February 16, 2006, we completed the acquisition of Blue7 for $11.9 million. Blue7’s results of operations are included in statement of operations from the acquisition date. Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7. Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

Assets acquired and liabilities assumed were recorded at their fair values as of February 16, 2006. The total $11.9 million purchase price is comprised of the following (in thousands):

Value of Sigma stock issued	$8,190
Fair value of vested stock options assumed	1,091
Retirement of note receivables	400
Retirement of interest receivable	25
Investment in Blue7 prior to the acquisition	1,000
Note receivable converted to Blue7 preferred shares prior to the acquisition	500
Cash acquired from Blue7 acquisition	(147)
Direct costs	804

Total estimated purchase price	$11,863

As a result of the acquisition, we issued approximately 583,870 shares of Sigma common stock based on an exchange ratio of 0.0529101 shares of Sigma common stock for each outstanding share of Blue7 common stock. Of the 583,870 shares of Sigma common stock issued, 98,470 shares were held in escrow until March, 2007 to satisfy any obligations of Blue7 to indemnify Sigma against any claims against Blue7 for any breaches of its representations or warranties contained in or made pursuant to the merger agreement and certain other matters set forth in the Merger Agreement. The common stock issued in the acquisition was valued at $14.03 which was the average closing sales prices of Sigma common stock for five consecutive trading days from December 13, 2005 to December 19, 2005 surrounding the announcement date (December 15, 2005) of the proposed transaction.

Under the terms of the merger agreement, each Blue7 stock option that was outstanding and unexercised was converted into an option to purchase Sigma common stock based on the 0.0529101 exchange ratio and we assumed those stock options in accordance with the terms of the applicable Blue7 stock option plan and related stock option agreements. Based on Blue7’s stock options outstanding at February 16, 2006, we converted options to purchase approximately 4.8 million shares of Blue7 common stock into options to purchase approximately 231,137 shares of Sigma common stock. The fair value of options assumed was determined using the Black-Scholes valuation model and the following assumptions:

Expected term (in years)	3.33 years
Volatility	56%
Risk free interest rate	4.44%

Direct costs of $804,000 include mainly legal and accounting fees, business valuation, and other external costs directly related to the acquisition.

Purchase Price Allocation:

In accordance with SFAS No. 141 the total purchase price was allocated to Blue7’s net tangible and intangible assets based upon their estimated fair values as of February 16, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the purchase price to the acquired net assets of Sigma and the associated estimated useful lives:

	Amount	Estimated Useful Life
	(in thousands)
Net tangible assets	$104
Identifiable intangible assets:
Licensing agreements	39	6 to 15 months
Developed technology	5,300	7 years
Noncompete agreements	1,400	3 years
Goodwill	5,020

Total purchase price	$11,863

Identifiable intangible assets—Developed technology consists of products that have reached technological feasibility and includes products in the acquired product lines. Developed technology was valued using the discounted cash flow (“DCF”) method. This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets.

The results of operations of Blue7 have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the reported results of operations, as well as the pro forma combined results of operations of the Company and Blue7 as though the companies had been combined as of the beginning of the year presented (in thousands, except per share amounts):

Fiscal Year Ended Jan 28, 2006
Reported revenue	$33,320
Reported net loss	$(1,561)
Reported net loss per share—basic and diluted	$(0.07)

Pro forma revenue	$33,553
Pro forma net loss	$(3,770)
Pro forma net loss per share—basic and diluted	$(0.17)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the year presented.

16. MAJOR CUSTOMERS

Major customers that accounted for over 10% of our total net revenues are as follows:

Customers	Regions	Fiscal 2007	Fiscal 2006		Fiscal 2005
Freebox SA	Europe	20%	—		—
Uniquest	Asia	17%	26%		15%
Cisco / Kiss Technology*	North America /Europe	3%	Less than 1	% *	14%

*	Cisco, a North American company, acquired our customer Kiss Technologies, formally a European company, in fiscal 2006

No domestic customers accounted for more than 10% of total accounts receivable at February 3, 2007 and January 28, 2006. Four international customers accounted for 24%, 18%, 15% and 12% respectively, of total accounts receivables at February 3, 2007. Two international customers accounted for 30% and 12% respectively, of total accounts receivables at January 28, 2006.

17. RELATED PARTY TRANSACTIONS

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of the Company’s board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.

During June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest. One of the Company’s board members had invested $100,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7. As of January 28, 2006, the total outstanding loan balance was $900,000. As of February 3, 2007, the total loan balance of $900,000 was forgiven and accounted as part of the Blue7 acquisition cost.

The Company had an ownership interest of less than 10% in an original equipment manufacturer (the “OEM”) headquartered in Europe which was accounted for using the cost method. The Company sold its ownership interest with a carrying cost of $2.0 million in this OEM for approximately $3.5 million in September 2005, resulting a gain on sale of investment of approximately $1.5 million. During fiscal 2006 and 2005, the Company had product revenues of $123,000 and $4.5 million, respectively, from this OEM.

The Company maintains an investment in Envivio, Inc., (see Note 6) in which the Company has current invested capital of $263,000 for an ownership fraction of less than 1% ownership position. Three of the Company’s board members have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership position. The Company’s Chairman and CEO, Thinh Tran, is a member of Envivio’s board of directors.

18. SEGMENT AND GEOGRAPHICAL INFORMATION

Geographic Operating Information—SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

All such operating entities segments have similar economic characteristics, as defined in SFAS No. 131. Accordingly, the Company operates in one reportable segment: the development, manufacturing and marketing of multimedia computer devices and products. The Company’s chief operating decision-maker is its Chief Executive Officer.

For fiscal 2007, 2006 and 2005, the Company recorded sales to customers throughout the United States and Canada, France, Korea, China, Singapore, Japan, Taiwan, Hong Kong, Denmark; Belgium, Greece, Italy, Hungary, Germany, the United Kingdom, Finland, The Netherlands, Norway, Sweden, Spain, Portugal, Scotland, and Croatia (collectively referred to as “Rest of Europe”); Malaysia, Thailand, New Zealand, Turkey, Israel, Australia, South American and South Africa (collectively “Rest of Asia/New Zealand/Other Region”).

The following table summaries total net revenues attributed to each product group (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Chipsets	$86,984	$28,198	$26,341
Boards	2,944	3,514	3,280
Other	1,290	1,608	1,777

TOTAL NET REVENUES	$91,218	$33,320	$31,398

The following table summarizes total net revenues attributable to each market segment (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
IP video technology market	$61,501	$19,170	$18,024
Connected media player market	24,698	11,227	10,379
HDTV product market	1,657	797	362
PC add-in and other markets	3,362	2,126	2,633

TOTAL NET REVENUES	$91,218	$33,320	$31,398

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region, for each of the last three fiscal years (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Asia	$48,386	53%	$27,293	82%	$20,532	65%
North America	9,607	11%	3,944	12%	4,401	14%
Europe	33,109	36%	2,081	6%	6,462	21%
Other regions	116	—%	2	—%	3	—%

TOTAL NET REVENUES	$91,218		$33,320		$31,398

The following table summarizes total net revenues and long-lived assets attributable to significant countries (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net revenues:
France	$26,836	$268	$67
Korea	15,616	8,548	5,024
China	9,767	7,125	6,695
United States	9,498	3,816	4,346
Singapore	7,403	256	123
Japan	7,286	2,859	1,914
Rest of Europe	6,243	1,690	1,618
Taiwan	4,368	4,823	5,376
Hong Kong	3,675	3,206	1,056
Rest of Asia/New Zealand/Other Region	387	478	346
Canada	109	128	56
Denmark	30	123	4,777

TOTAL NET REVENUES *	$91,218	$33,320	$31,398

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Long-lived assets:
United States	$1,711	$1,318	$1,656
France	140	152	87
Hong Kong	9	4	13

TOTAL LONG-LIVED ASSETS	$1,860	$1,474	$1,756

*	Net revenues are attributable to countries based on invoicing location of customer.

19. QUARTERLY FINANCIAL INFORMATION

The following table presents unaudited quarterly financial information for each of the Company’s last eight quarters ended February 3, 2007 (unaudited, in thousands, except per share data). For more information on these matters, please refer to Note 2, “Restatement of Consolidated Financial Statements”

	Quarters Ended
	Feb 3, 2007	Oct 28, 2006	Jul 29, 2006	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
				(Restated) (1)	(Restated) (1)	(Restated) (1)(2)	(Restated) (1)	(Restated) (1)(2)
Net revenues	$31,228	$25,055	$20,136	$14,799	$10,487	$8,497	$7,961	$6,375
Gross profit	16,005	12,038	8,962	7,430	6,096	5,799	5,512	3,988
Income (loss) from operations	4,623	2,697	68	(1,530)	(865)	(435)	(347)	(2,922)
Net income (loss)	4,643	2,742	216	(1,356)	(715)	1,167	(254)	(1,759)
Net income (loss) per share:
Basic	$0.20	$0.12	$0.01	$(0.06)	$(0.03)	$0.05	$(0.01)	$(0.08)
Diluted	$0.18	$0.11	$0.01	$(0.06)	$(0.03)	$0.05	$(0.01)	$(0.08)

(1)

The unaudited selected financial data for the quarters ended April 29, 2006, January 28, 2006, October 29, 2005, July 30, 2005 and April 30, 2005 has been restated to reflect adjustments related to the stock option restatement as more fully described in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

(2)	During the first and third quarter of fiscal 2006, the Company recorded approximately $1.0 million and $1.5 million of long-term investment gains, respectively.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations (unaudited, in thousands, except per share data):

	As Previously Reported Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Net revenues	$14,799	$10,487	$8,497	$7,961	$6,375
Gross Profits	7,669	6,284	5,831	5,540	4,113
Income (loss) from operations	(770)	302	79	38	(1,899)
Net income (loss)	(562)	490	1,948	163	(717)
Net income (loss) per share:
Basic	$(0.03)	$0.02	$0.09	$—	$(0.03)
Diluted	$(0.03)	$0.02	$0.08	$—	$(0.03)

	Adjustments Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Net revenues	$—	$—	$—	$—	$—
Gross Profits	(239)	(188)	(32)	(28)	(125)
Income (loss) from operations	(760)	(1,167)	(514)	(385)	(1,023)
Net income (loss)	(794)	(1,205)	(781)	(417)	(1,042)
Net income (loss) per share:
Basic	$(0.03)	$(0.05)	$(0.04)	$(0.01)	$(0.05)
Diluted	$(0.03)	$(0.05)	$(0.03)	$(0.01)	$(0.05)

	As Restated Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Net revenues	$14,799	$10,487	$8,497	$7,961	$6,375
Gross Profit	7,430	6,096	5,799	5,512	3,988
Income (loss) from operations	(1,530)	(865)	(435)	(347)	(2,922)
Net income (loss)	(1,356)	(715)	1,167	(254)	(1,759)
Net income (loss) per share:
Basic	$(0.06)	$(0.03)	$0.05	$(0.01)	$(0.08)
Diluted	$(0.06)	$(0.03)	$0.05	$(0.01)	$(0.08)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated balance sheets line items (unaudited, in thousands):

	As Previously Reported Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Prepaid expenses and other current assets	$780	$1,001	$648	$603	$613
Total current assets	42,214	37,034	33,119	28,697	28,319
Goodwill	4,493	—	—	—	—
Total assets	55,531	39,959	36,329	33,954	33,676
Accrued liabilities and other	2,791	2,031	2,037	1,943	2,207
Total current liabilities	11,823	5,709	4,011	4,090	4,191
Total liabilities	12,080	6,044	4,426	4,581	4,756
Common stock	102,535	91,131	89,618	89,034	88,737
Shareholder notes receivable	—	—	—	—	—
Accumulated deficit	(57,802)	(57,239)	(57,729)	(59,677)	(59,841)
Total shareholders’ equity	43,451	33,915	31,903	29,373	28,920
Total liabilities and shareholders’ equity	$55,531	$39,959	$36,329	$33,954	$33,676

	Adjustments Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Prepaid expenses and other current assets	$137	$137	$—	$253	$253
Total current assets	137	137	—	253	253
Goodwill	654	—	—	—	—
Total assets	1,026	398	362	615	615
Accrued liabilities and other	4,035	3,636	2,789	2,617	2,580
Total current liabilities	4,035	3,636	2,789	2,617	2,580
Total liabilities	4,035	3,636	2,789	2,617	2,580
Common stock	13,934	16,569	15,546	15,522	15,538
Shareholder notes receivable	(58)	(58)	(58)	(29)	(29)
Accumulated deficit	(16,421)	(15,627)	(14,422)	(13,641)	(13,224)
Total shareholders’ equity	(3,009)	(3,238)	(2,427)	(2,002)	(1,965)
Total liabilities and shareholders’ equity	$1,026	$398	$362	$615	$615

	As Restated Quarters Ended
	Apr 29, 2006	Jan 28, 2006	Oct 29, 2005	Jul 30, 2005	Apr 30, 2005
Prepaid expenses and other current assets	$917	$1,138	$648	$856	$866
Total current assets	42,351	37,171	33,119	28,950	28,572
Goodwill	5,147	—	—	—	—
Total assets	56,557	40,357	36,691	34,569	34,291
Accrued liabilities and other	6,826	5,667	4,826	4,560	4,787
Total current liabilities	15,858	9,345	6,800	6,707	6,771
Total liabilities	16,115	9,680	7,215	7,198	7,336
Common stock	116,469	107,700	105,164	104,556	104,275
Shareholder notes receivable	(58)	(58)	(58)	(29)	(29)
Accumulated deficit	(74,223)	(72,866)	(72,151)	(73,318)	(73,065)
Total shareholders’ equity	40,442	30,677	29,476	27,371	26,955
Total liabilities and shareholders’ equity	$56,557	$40,357	$36,691	$34,569	$34,291

20. SUBSEQUENT EVENTS

Chief Financial Officer:

Effective February 5, 2007, Kit Tsui resigned from her position as the Company’s Chief Financial Officer and Secretary, and assumed the new role of Vice President of Planning and Administration. On the same day, the Company appointed Mark Kent to serve as its Chief Financial Officer and Secretary. From September 2004 to May 2006, Mr. Kent served as the Chief Financial Officer of Transmeta Corporation, a semiconductor microprocessor company. From February 2001 to January 2004, Mr. Kent served as the Chief Financial Officer in Residence of Oak Investment Partners, a venture capital firm, where he served as interim Chief Financial Officer for several portfolio companies. From April 1999 to January 2001, Mr. Kent served as Chief Financial Officer of Crossworlds Software, Inc., an integration software company. From December 1994 to March 1999, Mr. Kent served as the Treasurer of LSI Logic Corporation, a semiconductor company.

Lease Agreement:

On February 22, 2007, the Company entered into a new lease agreement for a 66,000 square foot facility in Milpitas, California in which the Company intends to relocate its headquarters sometime before the expiration of the current lease. This new lease will commence on June 30, 2007 and expire in September 2012. The Company is obligated to pay a monthly base rent plus common area maintenance and building operating expenses. The monthly base rent ranges from approximately $42,000 to $55,000, with free base rent for the initial three months.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Year	Additions: Provision for (Reversal of) Bad Debts	Deductions: Write-Offs (Recoveries) of Accounts	Balance at End of Year
		(in thousands)
Allowance for returns and doubtful accounts and price protection: Year ended
2007	$1,491	$30	$920	$601
2006	1,460	31	—	1,491
2005	935	595	70	1,460

S-1

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.6	Bylaws of Registrant, as amended.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

4.1	Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K filed on June 7, 2004.

4.2	Registration Rights Agreement dated June 24, 2003, between the Company and the investors named therein.	Incorporated by reference to exhibit 4.1 filed with the Registrant’s Form S-3 filed on July 16, 2003.

4.3	Amendment No.1 to Registration Rights Agreement dated July 2, 2003 between the Company and the investors named therein.	Incorporated by reference to exhibit 4.2 filed with the Registrant’s Form S-3 filed on July 16, 2003.

10.1	Distribution Agreement dated September 10, 1985.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 33-4131) filed on March 19, 1986, Amendment No. 1 thereto filed April 28, 1986 and Amendment No. 2 thereto filed May 15, 1986, Which Registration Statement became effective May 15, 1986.

10.2*	Registrant’s 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-61549) filed on August 14, 1998.

10.4*	Registrant’s Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.5*	Registrant’s 1994 Director Stock Option Plan and form of Director Option Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

10.6*	Registrant’s 2001 Employee Stock Option Plan.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.7*	Registrant’s 2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.8	Registrant’s 2001 Loan and Security Agreement with Silicon Valley Bank, as amended.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.9	Lease between the Registrant and EOP-Industrial Portfolio, L.L.C.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.10	Amendment to Registrant’s 2001 Loan and Security Agreement with Silicon Valley Bank.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.11	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.12	Purchase of Series B Preferred Stock in Envivio from Sigma Designs, Inc.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13	Agreement and Plan of Merger dated December 13, 2005 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K filed on December 16, 2005.

10.14	Amendment No. 1 to Agreement and Plan of Merger dated January 9, 2006 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on January 12, 2006.

10.15	Industrial Lease by and between AMB Property, L.P. and the Company dated February 22, 2007

10.16*	Offer Letter with Mark Kent dated February 4, 2007

21.1	Subsidiaries of the Registrant.	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith as page E-5

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith as page 47

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-7

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-9

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-11

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-12

*	Indicates management contract or compensatory plan or arrangement.