Form 10-Q
period 2007-05-05
SIGMA DESIGNS INC
filed 2007-06-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-32207

Sigma Designs, Inc.
(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

As of May 31, 2007, we had 23,766,478 shares of Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our company,” “Sigma” or “the Company.”

THIS FORM 10-Q FOR THE THREE MONTHS ENDED MAY 5, 2007, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH, EXPECTED RESULTS OF OPERATIONS, ANTICIPATED REVENUES, GROSS MARGINS AND EXPENSES, OUR ABILITY TO REMEDIATE OUR INTERNAL CONTROLS AND OUR AVAILABLE CASH RESOURCES. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: ACTIONS BY THE SECURITIES AND EXCHANGE COMMISSION OR OTHER REGULATORY AGENCIES AS A RESULT OF THEIR REVIEW OF OUR STOCK OPTION PRACTICES, AND DERIVATIVE LITIGATION OR OTHER ACTIONS RELATING TO THE FOREGOING; OUR DEPENDENCE ON THE EXPANSION OF EVOLVING SEGMENTS OF THE COMSUMER ELECTRONICS MARKET; FLUCTUATING OPERATING RESULTS; PRICING PRESSURES; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL REGULATIONS; MONETARY AND FISCAL POLICIES; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE RISK FACTORS SET FORTH BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	May 5, 2007	February 3, 2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$25,685	$24,413
Short-term investments	8,625	8,791
Accounts receivable, net	12,753	11,231
Inventories	15,560	16,003
Prepaid expenses and other current assets	992	1,095
Total current assets	63,615	61,533

Equipment and leasehold improvements, net	3,497	3,364
Long-term investments	263	263
Goodwill	5,020	5,020
Other intangible assets, net	5,221	5,527
Other non-current assets	393	377
Total Assets	$78,009	$76,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,454	$13,723
Accrued liabilities	8,796	8,800
Current portion of bank term loan	188	226
Total current liabilities	16,438	22,749

Bank term loan	−	15
Other long-term liabilities	240	348
Total liabilities	16,678	23,112
Commitments and contingencies
Shareholders’ equity:
Common stock	122,203	119,301
Shareholder notes receivable	(29)	(58)
Accumulated other comprehensive income	412	351
Accumulated deficit	(61,255)	(66,622)
Total shareholders’ equity	61,331	52,972
Total Liabilities and Shareholders’ Equity	$78,009	$76,084

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)

Net revenues	$36,016	$14,799
Cost of revenues	18,206	7,369
Gross profit	17,810	7,430

Operating expenses:
Research and development	6,089	5,227
Sales and marketing	2,232	1,779
General and administrative	4,249	1,954
Total operating expenses	12,570	8,960

Income (loss) from operations	5,240	(1,530)
Interest and other income, net	320	176
Income (loss) before income taxes	5,560	(1,354)
Provision for income taxes	191	2
Net income (loss)	$5,369	$(1,356)

Basic net income (loss) per share	$0.23	$(0.06)
Shares used in computing per share amount	22,979	22,423

Diluted net income (loss) per share	$0.20	$(0.06)
Shares used in computing per share amount	26,825	22,423

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,369	$(1,356)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	761	475
Stock-based compensation expense	1,326	1,191
Provision for inventory valuation	183	12
Provision for bad debts and sales returns	236	123
Long-term investment gain	(31)	−
Accretion of contributed leasehold improvements	(29)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	(4,542)
Inventories	260	(4,194)
Prepaid expenses and other current assets	103	223
Other non-current assets	(16)	4
Accounts payable	(6,281)	4,610
Accrued liabilities and others	(336)	1,145
Other non-current liabilities	(108)	−
Net cash used in operating activities	(321)	(2,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,558)	(8,035)
Sale of short-term investments	10,725	6,206
Purchase of equipment	(215)	(575)
Recovery of long-term investment loss	31	−
Cash received in business acquisition, net of cash paid	−	146
Net cash used for investing activities	(17)	(2,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder note receivables	29	−
Net proceeds from sale of common stock	1,574	438
Repayment of bank line of credit	(53)	(49)
Net cash provided by financing activities	1,550	389
Effect of foreign exchange rates changes on cash	60	41

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,272	(4,157)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,413	16,827
End of period	$25,685	$12,670

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended
	May 5, 2007		April 29, 2006
			(Restated)
Supplemental disclosure of cash flow information:
Common stock issued and stock options assumed for Blue7 Acquisition	$	−	$11,414
Cash paid for interest		$5	$8
Cash paid for income taxes		$6	$5

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended February 3, 2007 included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at May 5, 2007 and February 3, 2007, the consolidated results of its operations for the three months ended May 5, 2007 and April 29, 2006, and the consolidated cash flows for the three months ended May 5, 2007 and April 29, 2006. The results of operations for the three months ended May 5, 2007 and April 29, 2006 are not necessarily indicative of the results to be expected for future quarters or the year. We have restated our Condensed Consolidated Balance Sheet and Statements of Operation and Condensed Consolidated Statement of Cash Flows as of April 29, 2006 and for the three months then ended − refer to our 2007 Annual Report on Form 10-K for more information.

Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period. The first quarter of fiscal 2008 ended on May 5, 2007. The first quarter of fiscal 2007 ended on April 29, 2006.

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

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Stock-Based Compensation

During the first quarter of fiscal 2007, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date which are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123(R) had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock-based compensation assumptions and expenses.

Provision for Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on February 4, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, which was accounted for during previous reporting periods.

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would affect the effective tax rate, $2.0 million of unrecognized benefits that would affect deferred tax assets, and none would affect other accounts such as additional-paid-in capital.

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position was $36, 000 as of February 4, 2007.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Tax authorities may challenge the allocation of profits between our subsidiaries and may challenge certain tax benefits claimed on our tax returns, and we may not prevail in any such challenge.  If we were not to prevail, we could be subject to higher tax rates or lose certain tax benefits that could result in a higher tax rate.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The French taxing authority is currently auditing the research and development tax credit that we claimed through the 2005 fiscal year. There are no other ongoing income tax examinations by taxing authorities at this time. Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

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

The Company maintains an investment in Envivo, Inc., in which the Company has current invested capital of $263,000 for an ownership fraction of 1% ownership. Three of the Company’s board members also have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership position. The Company’s Chairman and CEO, Thinh Tran, is a member of Envivo’s board of directors.

5. Stock-Based Compensation

On January 29, 2006, we adopted SFAS 123(R) as interpreted by Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2001 Employee Stock Option Plan (the “2001 Option Plan”), 2003 Director Stock Option Plan (the “2003 Director Plan”) and 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) based on estimated fair values.

We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 5, 2007 and April 29, 2006 were $1.2 million and $1.1 million, respectively, which consisted of stock-based compensation expenses related to the grant of stock options and stock purchase rights.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statements of Operations.

Stock-based compensation expense recognized under FAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense for the three months ended May 5, 2007 and April 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 29, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized for the three months ended May 5, 2007 and April 29, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Impact of SFAS 123(R)

The effect of recording stock-based compensation for the three-months ended May 5, 2007 and April 29, 2006 was as follows (in thousands):

	Three Months Ended May 5, 2007	Three months Ended April 29, 2006
Stock-based compensation by type of award:
Stock options	$1,158	$1,085
Employee stock purchase plan	57	51
Total stock-based compensation	1,215	1,136
Tax effect on stock-based compensation	(42)	−
Net effect on net income	$1,173	$1,136
Effect on income per share:
Basic	$0.05	$0.05
Diluted	$0.04	$0.05

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

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months ended May 5, 2007 and April 29, 2006 was $17.54 and $13.12 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended May 5, 2007 and April 29, 2006 was $8.44 and $4.44 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended May 5, 2007		Three months Ended April 29, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	68.33%	62.91%	73.39%	49.60%
Risk free interest rate	4.57%	5.11%	4.63%	4.40%
Expected term of options and purchase rights (in years)	6.10	.50	5.32	.50
Dividend yield	None	None	None	None

The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and the historical volatility of the Company’s stock. The risk-free interest rate is based on the yield available on U.S. Treasury securities with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected life of purchase is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

Expense Information Under SFAS 123(R)

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at February 3, 2007	5,492,738	$5.92
Options granted	176,000	$26.81
Options forfeited	(33,829)	$12.53
Options exercised	(648,816)	$2.42

Options outstanding at May 5, 2007	4,986,093	$7.06	6.20	$103,547,263
Options vested and expected to vest May 5, 2007	4,790,919	$6.86	6.12	$100,448,608
Options exercisable at May 5, 2007	2,781,023	$3.95	4.88	$66,415,552

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of all vested and unvested options outstanding as of May 5, 2007, based on our then current closing price of $27.83, was $103.5 million. The aggregate intrinsic value of options exercised under our stock option plans was $15.9 million and $2.7 million for the three months ended May 5, 2007 and April 29, 2006, respectively, determined as of the date of option exercise. The fair value of options that vested during the three months ended May 5, 2007 and April 29, 2006 was $1.2 million and $1.1 million, respectively.

The options outstanding and currently exercisable at May 5, 2007 were in the following exercise price ranges:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at May 5, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at May 5, 2007	Weighted Average Exercise Price
$0.95	$1.69	869,676	4.86	$1.42	812,893	$1.41
$1.71	$3.22	517,445	3.39	$2.79	443,659	$2.76
$3.40	$3.50	554,313	4.42	$3.45	505,138	$3.46
$4.25	$5.38	164,608	3.38	$4.40	155,758	$4.34
$5.43	$5.43	650,954	7.17	$5.43	330,027	$5.43
$5.60	$9.57	466,181	5.70	$6.57	297,201	$6.26
$9.89	$9.89	706,216	8.46	$9.89	199,073	$9.89
$11.06	$11.06	601,000	9.31	$11.06	-	$-
$12.54	$26.34	399,700	6.20	$20.30	37,274	$15.33
$27.83	$27.83	56,000	10.00	$27.83	-	$-
$0.95	$27.83	4,986,093	6.20	$7.06	2,781,023	$3.95

As of May 5, 2007, the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our option plans was $14.0 million which will be recognized over an estimated weighted average amortization period of 2.75 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $57,000 and $51,000 for the quarter ended May 5, 2007 and April 29, 2006, respectively, in accordance with SFAS 123R.

Non-Employee Related Stock-Compensation Expenses

In accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services” (EITF 96-18), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date, which is typically the date of vesting, using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended
	May 5, 2007	April 29, 2006

Expected volatility	68%	90%
Risk free interest rate	4.57%	4.91%
Expected term of options and purchase rights (in years)	6.29	6.66
Dividend yield	None	None

The Company recognizes share-based compensation expense over the corresponding service periods, which are typically five years. As of the May 5, 2007 and April 29, 2007, the Company recorded compensation expense of $107,000 and $55,000, respectively.

6. Inventories

Inventories consisted of the following (in thousands):

	May 5, 2007	February 3, 2007
Raw materials	$7,608	$7,696
Work in process	2,866	1,680
Finished goods	5,086	6,627
	$15,560	$16,003

7. Current and Long-Term debt

Credit Facilities

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit of $15 million and a 30-month Term Loan of $0.5 million.

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

On May 15, 2006, the Company utilized $2.8 million of its first 2-year Line of Credit for a standby letter of credit to a supplier. As of May 5, 2007, the Company had no outstanding balance under either of our two Lines of Credit and had availability to draw down an approximate amount of $9.5 million.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The average interest rate paid on the Term Loan for the first three months of fiscal 2008 and fiscal 2007 were approximately 8.75% and 8.00%, respectively. As of May 5, 2007, the Company had $0.2 million outstanding under the Term Loan. The amounts of the Term Loan that mature in the next five years and thereafter are as follows (in thousands):

Maturities	Loan Payment
Less than one year	$188
One year or more	−
Total	$188

Under the Loan Agreement, the Company is subject to certain financial covenants. As of May 5, 2007, the Company was in compliance with all of the covenants contained in the Loan Agreement.

8. Net income (loss) per Share

“Net income (loss) per share - basic” for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Net income (loss) per share - diluted for the periods presented in which the Company had net income (loss) is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potential dilutive securities have been excluded as they would be anti-dilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)
Numerator:
Net income (loss), as reported	$5,369	$(1,356)
Denominator:
Weighted average common shares outstanding	23,010	22,502
Escrowed shares related to Blue7 acquisition	(31)	(79)
Shares used in computation, basic	22,979	22,423
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	31	-
Stock options	3,815	-
Shares used in computation, diluted	$26,825	$22,423

Net income (loss) per share:
Basic	$0.23	$(0.06)
Diluted	$0.20	$(0.06)

A summary of the excluded potentially dilutive securities as of the end of each fiscal quarter follows (in thousands):

	Three months ended
	May 5, 2007	April 29, 2006
Stock options	245	4,991

9. Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended
	May 5, 2007	April 29, 2006
		(Restated)
Net income (loss)	$5,369	$(1,356)
Other comprehensive income:
Unrealized gain on available-for-sale securities	1	26
Cumulative foreign currency translation adjustment	59	40
Total comprehensive income (loss)	$5,429	$(1,290)

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

Identifiable intangible assets—Developed technology includes existing wireless technology for digital entertainment applications which has reached technological feasibility, and is expect to be used in HDTV, set-top box, DVD and other related electronics.

The assumptions used to value the Blue7 assumed stock options are as follows:

Expected term (in years)	3.33 years
Volatility	56%
Risk free interest rate	4.44%

The risk-free interest rate used in the valuation was the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. The expected option term was determined using the historical data for estimating expected option life. The volatility for each option grant was estimated using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

The results of operations of Blue7 have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

11. Goodwill and intangibles

During the three months ended April 29, 2006, goodwill of $5.0 million was recorded due to the acquisition of Blue7. Refer to Note 10 for further information regarding this acquisition.

Acquired intangible assets, subject to amortization, were as follows as of May 5, 2007 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$5,300	$(915)	$4,385
Noncompete agreements	1,400	(564)	836
Total acquired intangible assets	$6,700	$(1,479)	$5,221

Acquired intangible assets, subject to amortization, were as follows as of February 3, 2007 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$5,300	$(726)	$4,574
Noncompete agreements	1,400	(447)	953
Total acquired intangible assets	$6,700	$(1,173)	$5,527

Amortization expense related to the acquired intangible assets was $306,000 and $255,000 for the three months ended May 5, 2007 and April 29, 2006, respectively. As of May 5, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year	Developed Technology	Noncompete Agreements	Total
Remainder of fiscal year 2008	$567	$350	$917
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
2012	757	—	757
Thereafter	790	—	790
	$4,385	$836	$5,221

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

13. Significant customers

Three customers accounted for more than 10% of total net revenues during the three months ended May 5, 2007 and two customers accounted for more than 10% of total net revenues during the three months ended April 29, 2006.

Major customers that accounted for over 10% of our total net revenues are as follows:

		Three months ended
Customers	Region	May 5, 2007	April 29, 2006
Uniquest	Asia	22%	24%
Scientific Atlanta	Europe	15%	*
Freebox	Europe	12%	15%

* Revenue from the customer was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	May 5, 2007	February 3, 2007
Uniquest	Asia	15%	15%
Freebox	Europe	15%	24%
MTC Singapore	Asia	*	12%
Scientific Atlanta	Europe	*	18%

* Customer’s balance was less than 10% of our total net receivables.

14. Concentration of other risks

Foundry Partners and Subcontractors

The Company outsources all of its manufacturing. The Company primarily relies on one foundry in Taiwan to fabricate wafers for the Company’s products and substantially all of the assembly, packaging and testing of the Company’s chipset products is done by one subcontractor in Taiwan.

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

15. Related Party Transactions

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from Grandis, Inc., a start-up company founded by Mr. William J. Almon, a member of the Company’s board of directors. Mr. Almon resigned from Grandis as Chairman and CEO effective June 2, 2006. This is a month-to-month operating lease with base rent of $4,000 plus a proportionate share of operating costs commencing April 1, 2006. This sublease will expire in September 2007.

In June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest. One of the Company’s board members had invested $100,000 for a 2% ownership interest during fiscal 2005. In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7, respectively. As of February 16, 2006, the total loan balance of $900,000 was forgiven and accounted for as part of the Blue7 acquisition cost.

The Company maintains an investment in Envivo, Inc., in which the Company has current invested capital of $263,000 for an ownership fraction of 1% ownership. Three of the Company’s board members also have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership position. The Company’s Chairman and CEO, Thinh Tran, is a member of Envivo’s board of directors.

16. Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship. Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.

Details of the change in accrued warranty for the three months ended May 5, 2007 and April 29, 2006 are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
Accrued Warranty Three Months
ended May 5, 2007	$556	$79	$(116)	$519
ended April 29, 2006	289	94	(108)	275

17. Contingencies

The Company’s standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company’s intellectual property. The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, a right to procure the right for continued usage and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

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

In May 2007, the IRS sent us an information and document request indicating it was opening an employment tax audit for our 2004 and 2005 tax years.  The audit is in an early stage, and the IRS has not yet proposed any tax, interest or penalty deficiency amounts.  We are currently in discussions with the IRS regarding this matter.

18. Commitments

The Company’s primary facilities are leased under a non-cancelable lease which expires in September 2007. In February 2007, the Company entered into a new lease agreement for a facility to which the Company intends to relocate its headquarters. The new lease will expire in September 2012. As of May 5, 2007, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases
2008	$535
2009	609
2010	636
2011	675
2012	715
Thereafter	448
TOTAL MINIMUM LEASE PAYMENTS	$3,618

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

20. Subsequent event

Tender Offer to Amend the Exercise Price of Certain Options

On May 15, 2007, we filed a Tender Offer Statement on Schedule TO with the U.S. Securities and Exchange Commission and commenced an offer (the “Offer”) to amend certain options granted under our Amended and Restated 1994 Stock Plan or our 2001 Employee Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes and were unvested as of December 31, 2004. Under the terms of the Offer, individuals eligible to participate in the Offer must have been: (i) a non-executive employee of the company or one of its subsidiaries as of the date on which the Offer commenced and on June 13, 2007, the date on which the Offer expired; (ii) subject to federal income tax in the United States; and (iii) holding a discount option grant that was unvested as of December 31, 2004 (“Eligible Options”). Our executive officers and directors were not eligible to participate in the Offer.

The terms of the Offer provided that employees could elect to have Eligible Options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each Eligible Option, less applicable withholding taxes. The cash payments will be made on the first payroll date following January 1, 2008, regardless of whether the holder of the amended Eligible Option remains employed with us on the actual cash payment date.

As of June 13, 2007, the date on which the Offer expired, we had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million Eligible Options. Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $2.4 million to the individuals who have amended their Eligible Options, which amount will be fully accrued in the second quarter of our 2008 fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q and the 2007 Form 10-K previously filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include, among other things, statements regarding our capital resources and needs (including the adequacy of our current cash reserves and access to our lines of credit) and statements regarding our anticipated revenues from sales of our board, chipset and other products in general and more particularly to customers in the internet protocol (IP) video technology market, connected DVD/media player market, high definition television (HDTV) market and personal computer (PC) add-in and other markets; statements regarding our long-term investments; gross margins; sales and marketing expenses; research and development expenses and general and administrative expenses, and statements involving our expected future receipt of incentive payments, involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.

The information below has been adjusted to reflect the restatement of our financial results for the three months ended April 26, 2006, which is more fully described in the fiscal 2007 Form 10-K as filed.

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

Our common stock is listed on the NASDAQ Global Market under the symbol SIGM. Our corporate headquarters are located in Milpitas, California, and we also have a research and development center in France as well as a sales office in Hong Kong. In addition, we have sales representatives in China, Japan and Taiwan and Europe.

Our primary product groups include chipset and board solutions. Our chipset products consist primarily of video and audio decoding chips under the names of EM8400 series, EM8500 series, EM8610 series, EM8620L series and SMP8630 series for the IP video technology market, connected media player market as well as the PC add-in market. We began volume shipments in the fourth quarter of fiscal 2006 of our SMP8630 series chipset product, which is our latest solution in the IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adapter markets. This chipset product series represented 95% and 91% of our revenues in the three months ended May 5, 2007 and April 29, 2006, respectively. Our chipset sales increase in the three months ended May 5, 2007, over the corresponding period in the prior year was in part attributable to our customers having their products launch after successful initial trials. We believe our success with the SMP8630 series chipset product demonstrates our success in the recently emerging, high-growth IPTV and connected media markets. Our board products consist primarily of certain customized development boards that are sold into the Internet Protocol (IP) video technology market, connected media player market and PC add-in market and, more recently to a lesser extent, a series of PC based solutions using the NetStream and Xcard brand names. We also offer development kits, engineering support services, and chipset customization engineering development.

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

The vast majority of our revenues are derived from our chipset product solutions. Our markets are characterized by intense price competition. The willingness of customers to design our chips into their products depends to a significant extent upon our ability to sell our products at competitive prices. In the past, we have had to reduce our prices significantly to meet customer requirements. We expect the average selling prices of our products to decline significantly over the life of each product as the markets for our products mature, new technologies emerge and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.

RECENT DEVELOPMENTS

NASDAQ

In late April 2007, we received a NASDAQ Listing Qualifications Staff letter stating that the Nasdaq Listing Qualifications Staff determined that the Company had demonstrated compliance with all Nasdaq Marketplace Rules. Accordingly, the Company's securities will continue to be listed on The NASDAQ Global Market.

Tender Offer to Amend the Exercise Price of Certain Options

On May 15, 2007, we filed a Tender Offer Statement on Schedule TO with the U.S. Securities and Exchange Commission and commenced an offer (the “Offer”) to amend certain options granted under our Amended and Restated 1994 Stock Plan or our 2001 Employee Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes and were unvested as of December 31, 2004. Under the terms of the Offer, individuals eligible to participate in the Offer must have been: (i) a non-executive employee of the company or one of its subsidiaries as of the date on which the Offer commenced and on June 13, 2007, the date on which the Offer expired; (ii) subject to federal income tax in the United States; and (iii) holding a discount option grant that was unvested as of December 31, 2004 (“Eligible Options”). Our executive officers and directors were not eligible to participate in the Offer.

The terms of the Offer provided that employees could elect to have Eligible Options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each Eligible Option, less applicable withholding taxes. The cash payments will be made on the first payroll date following January 1, 2008, regardless of whether the holder of the amended Eligible Option remains employed with us on the actual cash payment date.

As of June 13, 2007, the date on which the Offer expired, we had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million Eligible Options. Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $2.4 million to the individuals who have amended their Eligible Options, which amount will be fully accrued in the second quarter of our 2008 fiscal year.

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

Revenue Recognition;
Accounts Receivable;
Inventories;
Stock-based compensation;
Goodwill and Purchased Intangible Assets;
Litigation and Settlement Costs; and

For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007 filed with the Securities and Exchange Commission.

Litigation and Settlement Costs

From time to time, we are involved in disputes, litigation and other legal proceedings. We defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. If any of these events were to happen, our business, financial condition and results of operations and cash flows could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

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

RESULTS OF OPERATIONS

Overview.

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)
Net revenues	$36,016	$14,799
Cost of revenue	18,206	7,369
Gross profit	17,810	7,430
Operating expenses:
Research and development	6,089	5,227
Sales and marketing	2,232	1,779
General and administrative	4,249	1,954
Interest income (expense) and other income (loss), net	320	176
Provision for income taxes	191	2
Net Income (loss)	$5,369	$(1,356)

The following table shows certain items as a percentage of net revenues, which are included in our Consolidated Statements of Operations:

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)
Net revenues	100%	100%
Cost of revenue	51%	50%
Gross margin	49%	50%
Operating expenses:
Research and development	17%	35%
Sales and marketing	6%	12%
General and administrative	12%	13%
Interest income and other income, net	1%	1%
Provision for income taxes	—	—
Net Income (loss)	15%	(9)%

Net Revenues

Net revenues for the three months ended May 5, 2007 increased $21.2 million, or 143%, as compared to the corresponding period last year. The increase in net revenues for the three months ended May 5, 2007 was primarily attributable to increased chipset sales into the IPTV, Blu-ray and HD DVD, HDTV and Digital Media Adaptor marketplaces.

Net Revenues by Product Group.

We have three main product groups: chipsets, board and “other” products. The following table sets forth our net revenues in each of our major product groups and the percentage of total net revenues represented by each product group, for the first quarters of fiscal 2008 and 2007 (in thousands):

	Three months ended
	May 5,	% of net	April 29,	% of net
	2007	revenues	2006	revenues
Chipsets	$34,392	95%	$13,482	91%
Boards	475	1%	864	6%
Other	1,149	4%	453	3%
Total net revenues	$36,016	100%	$14,799	100%

Chipsets. Our chipsets are targeted toward manufacturers and large volume OEM customers building products for the IPTV, Blu-ray and HD DVD, HDTV, Digital Media Adaptor, and Portable Media Player markets. The increase of $20.9 million, or 155%, in net revenues from chipsets for the three months ended May 5, 2007 compared to the corresponding period in the prior year was due primarily to increases of $21.9 million for the three months ended May 5, 2007 in sales into the newer generation of IPTV, Blu-ray and HD DVD, HDTV, and Digital Media Adaptor product markets, partially offset by decreases of $1.3 million for the three months ended May 5, 2007in sales of our legacy chipset products.

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

Net Revenues by Market Segment.

We sell our products into four market segments which consist of the IP video technology market, the connected media player market, the HDTV product market and the PC add-in and other market. The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market segment for the first quarters of fiscal 2008 and 2007 (in thousands):

	Three months ended
	May 5, 2007	% of net revenues	April 29, 2006	% of net revenues
IP video technology market	$27,918	78%	$7,933	54%
Connected media player market	7,053	20%	5,791	39%
HDTV product market	511	1%	273	2%
PC add-in and other markets	534	1%	802	5%
Total net revenues	$36,016	100%	$14,799	100%

IP video technology market. The increase of $20.0 million, or 252%, in net revenues from the IP video technology market for the three months ended May 5, 2007 as compared to the corresponding period in the prior year was in part attributable to our customers having their products launch after successful initial trials.

Connected media player market. The increase of $1.3 million, or 22%, in net revenues from connected media player market for the three months ended May 5, 2007 as compared to the corresponding period in the prior year was primarily attributable to increase volumes of our customers’ product, including an increase in Blu-ray and digital media adapter applications.

HDTV Product Market. We experienced an increase in demand for our HDTV applications in the three months ended May 5, 2007 as compared to the same period a year ago.

PC add-in and other markets. The PC add-in and other markets consists of PC add-in board and chipset products, engineering support services for both hardware and software, engineering development for customization of chipsets, freight fees and other accessories. The decrease of $0.3 million, or 33%, in the net revenues from the PC add-in and other markets for the three months ended May 5, 2007 compared to the corresponding period in the prior year was primarily due to a decrease in unit sales of PC add-in board products.

Net Revenues by Geographic Region.

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region for the first three months of fiscal 2008 and 2007 (in thousands):

	Three months ended
	May 5, 2007	% of total net revenues	April 29, 2006	% of total net revenues
Asia	$21,787	60%	$8,962	61%
North America	3,300	9%	2,426	16%
Europe	10,876	30%	3,395	23%
Other regions	53	−%	16	−%
Total net revenues	$36,016	100%	$14,799	100%

Asia. The revenues from Asia (which consists primarily of revenues from Korea, Taiwan, Japan and China) increased $12.8 million, or 143%, in the three months ended May 5, 2007 as compared to the same period in the prior year. The increase in revenues from Asia was due primarily to our customers’ initial product trials and successful product launches. Also, companies who incorporate our products and are located in other regions continued to place their orders with large OEMs located in the Asia region, which has led to a shift of our revenues from other regions into the Asia region as our direct customers are the large OEMs located in Asia. The revenues in Asia represented 60% of the total net revenues for the three months ended May 5, 2007 as compared to 61% in the same period from the prior year.

Revenues from our Asia region for the first three months of fiscal 2008 and 2007 were principally from:

	Three months ended
	May 5, 2007	April 29, 2006
Korea	22%	24%
China	9%	9%
Japan	8%	9%
Taiwan	10%	11%

North America. North American revenues increased $0.9 million, or 36%, for the three months ended May 5, 2007, as compared to the same period in the prior year. The increase was largely due to volume orders received from a new customer and existing customers for our chipset products in the IP video technology market. Our revenues from North America in any given period fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

Europe. European revenues increased $7.5 million, or 220%, for the three months ended May 5, 2007, as compared to the same period in the prior year. The significant increase in revenues from Europe was primarily attributable to major deployments by our European customers using our IPTV chipsets. Our revenues from Europe in any given period fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

For the three months ended May 5, 2007, our international revenues were 91% of our total net revenues as compared to approximately 84% in the same period in the prior year.

Major Customers:

Major customers that accounted for over 10% of our total net revenues are as follows:

		Three months ended
Customers	Region	May 5, 2007	April 29, 2006
Uniquest	Asia	22%	24%
Scientific Atlanta	Europe	15%	*
Freebox	Europe	12%	15%

* Revenue from customer was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	Region	May 5, 2007	February 3, 2007
Uniquest	Asia	15%	15%
Freebox	Europe	15%	24%
MTC Singapore	Asia	*	12%
Scientific Atlanta	Europe	*	18%

* Customer’s balance was less than 10% of our total net receivables.

Gross Profit and Gross Margin.

Our gross profit for the three months ended May 5, 2007 was $17.8 million, or 49.4%, as compared to $7.4 million, or 50.2%, for the corresponding period of the prior year. The decrease in gross margin was primarily related to the increased sales of our IPTV set-top product at expected forward volume pricing, while incurring early volume ramp production costs. This forward volume pricing was established as part of our strategy to obtain a leading share of the IPTV set-top box market. Furthermore, in the first quarter of fiscal 2008, we wrote off $226,000 in inventory associated with a program that was cancelled by a customer and recorded an increase to inventory reserves of $184,000 as cost of revenues for the three months ended May 5, 2007 as compared to $12,000 for the corresponding period of the prior year.

We believe our gross margins are trending toward the industry norms, which we believe range from 43% to 53%. In an effort to mitigate this trend, we have active cost reductions efforts that are intended to lower certain product costs. Moving forward, depending on our r ate of growth, we believe gross margins could temporarily move 2% to 4% below the current level, then return to the low 50’s in the future. If we are unable to reduce costs faster than the rate of such decline or introduce new products with higher average selling prices, our gross margins will decline.

Operating Expenses.

The following table sets forth our operating expenses and the related percentage of total net revenues for the first quarter of fiscal 2008 and 2007 (in thousands):

	Three months ended
	May 5, 2007	% of total net revenues	April 29, 2006	% of total net revenues
Research and development expenses	$6,089	17%	$5,227	35%
Sales and marketing expenses	2,232	6%	1,779	12%
General and administrative expenses	4,249	12%	1,954	13%
	$12,570	35%	$8,960	61%

Research and Development Expenses. Research and development expenses increased by $0.9 million, or 16%, during the three months ended May 5, 2007 as compared with the corresponding period of the prior year. This increase resulted primarily from an increase in wages and compensation expenses of $0.3 million associated with research and development personnel and an increase in operating expenses of $0.6 million associated with the acquired Blue7 operations. Stock-based compensation expense attributed to our research and development personnel for the three months ended May 5, 2007 was $0.7 million compared to $0.6 million for the same period in the prior year. We expect that our research and development expenses will continue to increase in absolute dollars in the near term.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million, or 25%, during the three months ended May 5, 2007 as compared with the corresponding period of the prior year. This increase was due primarily to an increase of $0.3 million in salary and wages associated with our sales and marketing personnel, an increase of sales commissions of $0.1 million, offset by a decrease of $0.2 million in advertising and promotion expenses. Stock-based compensation expense attributed to our sales and marketing personnel for the three months ended May 5, 2007 was $0.2 million compared to the $0.2 million for the same period in the prior year. We expect that our sales and marketing expenses will increase in the following quarters of fiscal 2008 as our revenues continue to grow.

General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 117%, during the three months ended May 5, 2007 as compared with the corresponding period of the prior year. This increase was primarily a result of an increase of $1.8 million in outside professional services, mostly related to the review of our historical stock option granting practices and the audit of our fiscal 2007 financial statements and the re-audits of our fiscal 2006 and 2005 financial statements, and $0.5 million increase in salaries and wages and related benefits. Stock-based compensation expense attributed to our general and administrative personnel for the three months ended May 5, 2007 was $0.3 million compared to the $0.3 million for the same period in the prior year. Other than approximately $1.5 million of the non-recurring professional services charges incurred in the current quarter related to the review of our historical stock option granting practices and re-audits of our financial statements in previous years, we expect our general and administrative expenses to increase in future periods in absolute dollars due to our continuing efforts to comply with the Sarbanes-Oxley Act of 2002, an increase of headcounts and expenses incurred for the new facility and other expenditures associated with our business.

Stock-based compensation expenses. The following table presents the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations for the first three months of fiscal 2008 and 2007 (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
		(Restated)
Cost of revenues	$88	$94
Research and development expenses	685	595
Sales and marketing expenses	208	202
General and administrative expenses	345	300
Total stock-based compensation	$1,326	$1,191

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Other income. Our other income primarily consisted of interest income from short-term investments offset by interest expense for a bank loan. For the three months ended May 5, 2007, we recovered $31,000 from our long-term investment which was fully written off in fiscal 2007.

Provision for Income Tax. Our provision for income taxes consisted primarily of federal alternative minimum income taxes, state income taxes and foreign income taxes on our foreign subsidiaries.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on February 4, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, which was accounted for during previous reporting periods.

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would affect the effective tax rate, $2.0 million of unrecognized benefits that would affect deferred tax assets, and none would affect other accounts such as additional-paid-in capital.

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position were $36, 000 as of February 4, 2007.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Tax authorities may challenge the allocation of profits between our subsidiaries and may challenge certain tax benefits claimed on our tax returns, and we may not prevail in any such challenge.  If we were not to prevail, we could be subject to higher tax rates or lose certain tax benefits that could result in a higher tax rate.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The French taxing authority is currently auditing the research and development tax credit that we claimed through the 2005 fiscal year. There are no other ongoing income tax examinations by taxing authorities at this time. Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of May 5, 2007, our principal sources of liquidity consist of cash, cash equivalents and marketable securities of $34.3 million, which represents an increase of $1.1 million compared with $33.2 million at February 3, 2007.

For the three months ended May 5, 2007, the increase in cash, cash equivalents and marketable securities of $1.1 million from the beginning of the 2008 fiscal year was the result of net cash provided by financing activities from the sale of common stock of $1.6 million offset by approximately $0.3 million of cash used in operations and $0.2 million of capital expenditures.

For the three months ended April 29, 2006, the decrease in cash, cash equivalents and marketable securities of $2.3 million from the beginning of the 2007 fiscal year resulted primarily from cash used for operations.

We do not have guaranteed price or quantity commitments with any of our suppliers.

Tender Offer to Amend the Exercise Price of Certain Options

On May 15, 2007, we filed a Tender Offer Statement on Schedule TO with the U.S. Securities and Exchange Commission and commenced an offer (the “Offer”) to amend certain options granted under our Amended and Restated 1994 Stock Plan or our 2001 Employee Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes and were unvested as of December 31, 2004. Under the terms of the Offer, individuals eligible to participate in the Offer must have been: (i) a non-executive employee of the company or one of its subsidiaries as of the date on which the Offer commenced and on June 13, 2007, the date on which the Offer expired; (ii) subject to federal income tax in the United States; and (iii) holding a discount option grant that was unvested as of December 31, 2004 (“Eligible Options”). Our executive officers and directors were not eligible to participate in the Offer.

The terms of the Offer provided that employees could elect to have Eligible Options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each Eligible Option, less applicable withholding taxes. The cash payments will be made on the first payroll date following January 1, 2008, regardless of whether the holder of the amended Eligible Option remains employed with us on the actual cash payment date.

As of June 13, 2007, the date on which the Offer expired, we had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million Eligible Options. Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $2.4 million to the individuals who have amended their Eligible Options, which amount will be fully accrued in the second quarter of our 2008 fiscal year.

Credit Facilities

On August 12, 2005, we entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $0.5 million.

The Lines of Credit are used to fund daily operating cash needs. During the ordinary course of business, the use of the Lines of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels its payroll cycles, which drive, as necessary, short term borrowing requirements. We will continue to maintain our cash reserve and increase our short term borrowing to finance other business activities as required.

The first 2-year Line of Credit allows us to borrow up to 80% of our accounts receivable to a maximum of $15 million and, has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. The second 2-year Line of Credit allows us to borrow up to $5 million as long as (1) unrestricted cash at the Bank exceeds $10 million, (2) the credit limit of the first 2-year Line of Credit is utilized and (3) the total outstanding balances under both 2-year Lines of Credit cannot exceed $15 million at any one time. The second 2-year Line of Credit has a floating interest rate of the Wall Street Journal Prime Rate plus 0.25% per annum. Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Both Lines of Credit expire and are payable in full on August 12, 2007. At our option, the loans under the Loan Agreement can be repaid without premium or penalty. As of May 5, 2007, we had no outstanding balance under either of our 2-year Lines of Credit, and had availability to draw drown approximately $9.5 million.

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The average interest rate paid on the Term Loan for the first three months of fiscal 2008 and fiscal 2007 were approximately 8.75% and 8.00%, respectively.

Under the Loan Agreement, we are subject to certain financial covenants. As of May 5, 2007, we were in compliance with all of the covenants contained in the Loan Agreement.

Purchase Commitments

We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis. As of May 5, 2007, the total amount of outstanding non-cancelable purchase orders was approximately $3.7 million.

Leases

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our board of directors. This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006. This sublease will expire in September 2007.

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

The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations as of February 3, 2007.

Contractual Obligations:	Payments Due by Period
	1 year or less	1 - 3 years	3 - 5 years	5 years or more	Total
Operating Leases	$910	$1,285	$1,423	$—	$3,618
Term Loan	188	—	—	—	188
Non-cancelable purchase orders	3,670	—	—	—	3,670
	$4,768	$1,285	$1,423	$—	$7,476

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

OFF-BALANCE SHEET ARRANGEMENTS

As of May 5, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity. As of May 5, 2007, we held approximately $8.6 million of short-term investments generally consisting of the U.S. government and corporate debt securities with an average original maturity of less than one year. If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

As of May 5, 2007, we had borrowings outstanding of $0.2 million under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under the first two-year bank line of credit with variable interest rate. If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity. The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively. We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the Hong Kong dollar and Euro. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at May 5, 2007 the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As discussed in Note 3 in Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on April 20, 2007, during 2006, a review related to our historical stock option granting practices was carried out by our Audit Committee. As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006. As a result, we announced in September 2006 that previously issued financial statements could no longer be relied upon. We restated previously filed annual financial statements and our quarterly financial statements of fiscal 2007.

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of May 5, 2007, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of May 5, 2007 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended February 3, 2007 (“2007 Form 10-K”). As discussed in more detail in our 2007 Form 10-K, as of February 3, 2007, our management concluded that we did not maintain effective controls over the following:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•
Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described below;

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

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during 2006, an internal review related to our historical stock option granting practices was carried out by our Audit Committee. As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we recorded in prior fiscal years additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006; and

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during our fiscal 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the previously Blue7 employees upon the acquisition of Blue7. As a result, we restated our financial results for the first quarter of fiscal 2007 to record an increase to the purchase price and related deferred stock-based compensation expense.

We restated previously filed annual and interim financial statements in the 2007 Form 10-K to correct the errors related to accounting for stock-based compensation.

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

Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in an understatement of warranty accrual and inventory reserves, misclassification errors between R&D expenses and Cost of Goods Sold, and other errors in prior financial statements. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

As of May 5, 2007, we had not completed the remediation of any of these material weaknesses.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We hired a new CFO in the second quarter of fiscal 2008. We also expect to undertake the following remediation efforts:

•
Hire additional qualified personnel and other resources to strengthen the accounting, finance, and information technology organizations, and develop a plan to procure and then commence implementation of an enterprise resource planning system to replace our current system, to include appropriate information technology control;

•	Adopt administration, supervision, and review controls over stock based compensation;

•	Implement controls to ensure the periodic review of and changes to our end-user computing spreadsheets used in the period-end financial statement preparation and reporting process; and

•	Review and implement appropriate vendor, purchasing, and disbursements segregation of duties controls.

These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above. We may not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for the fiscal year end 2008.

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. This Item 4 discussion includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

There was no change in our internal control over financial reporting that occurred during the quarter ended May 5, 2007 that had a material affect or is reasonably likely to have a material effect on our internal control over financial reporting.

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

In May 2007, the IRS sent us an information and document request indicating it was opening an employment tax audit for our 2004 and 2005 tax years.  The audit is in an early stage, and the IRS has not yet proposed any tax, interest or penalty deficiency amounts.  We are currently in discussions with the IRS regarding this matter.

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

The matters related to the review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements, which we completed in our Form 10-K for the fiscal year ended February 3, 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and in that regard we have responded to informal requests for documents and additional information. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

As a result of our internal review of our historical stock option granting practices, we were unable to timely file our periodic reports with the SEC during fiscal year 2007. We were also subject to delisting proceedings in front of the NASDAQ Listing Qualifications Staff. After we filed all of our outstanding periodic reports with the SEC in late April 2007, we received a NASDAQ Listing Qualifications Staff letter stating that the NASDAQ Listing Qualifications Staff determined that we had demonstrated compliance with all NASDAQ Marketplace Rules. Accordingly, our securities will continue to be listed on The NASDAQ Global Market. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from The NASDAQ Global Market.

If we are unable to successfully address the material weaknesses in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

We have had ongoing material weaknesses in our internal control over financial reporting since the fiscal period ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. In September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants. We had been unable to report in a timely manner our financial results for the past three quarterly periods of fiscal 2007 as a result of a voluntary review of our stock option grant practices. We continue to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting, as further described in Item 4, Report of Management on Internal Control over Financial Reporting and in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2007.

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

For the three months ended May 5, 2007, Uniquest accounted for 22% of our revenues, Scientific Atlanta accounted for 15% of revenues and Freebox accounted for 12% of our revenues. Our dependence on a few major customers will likely continue. The reduction, delay or cancellations of orders from major customers or the loss of a major customer could cause our revenues to decline and harm our business, financial condition and results of operations. In addition, any difficulty in the collection of receivables from key customers could harm our business.

Our sales to OEM customers involve a number of risks, including price pressures, which could harm our revenues and cause our operating results to fluctuate significantly.

Our ability to increase sales and achieve continued profitability depends substantially on our ability to maintain a high level of sales to our OEM customers. Our OEM customers are not under any obligation to purchase a minimum quantity of our products. Also, even if we achieve new design wins with OEM customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs. Sales to any particular OEM customer fluctuate significantly from quarter to quarter and are subject to severe price pressures as a result of our competitors. Any reduction in sales to OEM customers could seriously harm our business. We expect that our sales to OEM customers will continue to experience significant fluctuations, which will cause our operating results to fluctuate as well.

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

We have incurred significant operating losses in certain past fiscal periods, including in fiscal year 2006. In recent years, we made significant investments in our development efforts. We may not recognize the benefits of these investments. We were profitable for the three months ended May 5, 2007. However, we may not continue to be profitable. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, the SEC has inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found above in Part II, Item 1 — Legal Proceedings. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We currently hold 30 patents and these patents will expire within the next 5 to 22 years. These patents cover the technology underlying our products. We have filed certain patent applications and are in the process of preparing others. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other multimedia companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We also rely, in part, on copyright law to protect our proprietary rights with respect to our REALmagic® technology. We use measures such as confidentiality agreements to protect our intellectual property. These methods of protecting our intellectual property may not be sufficient.

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

The market for our common stock has been subject to significant volatility, which is expected to continue. For example, during the three months ended May 5, 2007, the closing sale price of our common stock on The NASDAQ Global Market ranged from a low of $23.12 on April 30, 2007 to a high of $32.57 on March 22, 2007. In addition, the stock market, in general, has experienced, and is currently experiencing, volatility that particularly affects the market prices of equity securities of many high technology companies, such as those in the electronics and semiconductor industries. This volatility is often unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If we fail to comply with or obtain waivers for covenants under our loan obligations, our financial condition could be harmed.

We have two lines of credit with United Commercial Bank, expiring in August 2007, which allow for borrowings of up to an aggregate of $15.0 million. As of May 5, 2007, we had no outstanding indebtedness under these loans. During August 2005, we also entered into a 30-month term loan for $0.5 million, which was used to purchase equipment for research and development. As of May 5, 2007, we had $0.2 million of outstanding indebtedness under this loan. We are subject to certain financial covenants under the lines of credit and the term loan. We have on occasion, including the quarter ended April 30, 2005, been in violation of some of the covenants and in all cases; we have obtained waivers releasing us from our obligations to meet those covenants as of previous dates. It is possible that we may need such a waiver for future non-compliance and we cannot assure you that our bank will grant these waivers. If we do not meet these covenants and cannot obtain waivers, the lender could accelerate payments of any amounts due under the lines of credit and the term loan. To the extent we had borrowed amounts under these lines of credit and term loan and were required to repay them on an accelerated basis, it could substantially weaken our financial condition. If we do not have sufficient funds available to make full payment on the lines of credit and the term loan when required, the bank could foreclose on our accounts receivable, inventories, general intangibles such as patents and trademarks, equipment and tangible assets that collateralize the notes, which would harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed herewith:

10.1	Offer letter dated May 16, 2007 between the Company and Thomas E. Gay III.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
Date: June 14, 2007
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Offer letter dated May 16, 2007 between the Company and Thomas E. Gay III.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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