Form 10-K/A
period 2007-02-03
SIGMA DESIGNS INC
filed 2007-08-09
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Sigma Designs, Inc.

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

EXPLANATORY NOTE

We are filing this Form 10-K/A to correct certain clerical errors made in our financial statements contained in our Form 10-K for the fiscal year period ended February 3, 2007 filed with the Securities and Exchange Commission on April 20, 2007 (the “Original Form 10-K”). We believe our financial statements contained in the Original Form 10-K presented fairly, in all material respects, our consolidated financial position as of February 3, 2007 and January 28, 2006, and the consolidated results of our operations and our cash flows in each of the fiscal years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. For the sake of clarity, however, we are correcting the following clerical errors to the Original 10-K in this Amendment:

•	In our consolidated Balance Sheet, we are adding disclosure regarding the number of authorized shares of preferred stock.

•

In our Consolidated Statements of Shareholders’ Equity and Comprehensive Income, under our “Balance as of January 28, 2006…”, we are correcting the amounts listed in the “Total Shareholders’ Equity” column for the line items of “Compensation expenses recognized in accordance with FAS 123R” and “Fair value of vested stock options assumed from Blue7 acquisition.” The balances in this statement as of February 3, 2007 were correctly reported in the Original 10-K, including the totals of all columns of shareholders’ equity and the total Shareholders’ Equity amount.

•

In our stock-based compensation discussion under Note 1 – Nature of Operations and Significant Accounting Policies to our Notes to Consolidated Financial Statements, we are correcting the amount of stock-based compensation expenses recognized under SFAS 123(R) for fiscal year 2007 from $5.1 million to $4.9 million, in order to appropriately exclude expenses related to certain non-employees. The amount of stock-based compensation awarded to non-employees has now also been separately disclosed within Note 1.

•

In our stock-based compensation discussion under Note 1 – Nature of Operations and Significant Accounting Policies to our Notes to Consolidated Financial Statements, we are correcting certain amounts in the table contained under the caption, “Prior to the Adoption of SFAS 123(R).”

•

In Note 11 – Current and Long-term Debt to our Notes to Consolidated Financial Statements, we are correcting the effective average interest rate we paid from January 29, 2006 to February 3, 2007 on our term loan credit facility under the Loan and Security Agreement with United Commercial Bank from 7.4% to 8.54%.

•

In Note 12 – Net Income (Loss) Per Share to our Notes to Consolidated Financial Statements, we are correcting the number of dilutive shares not included in loss years for fiscal year 2006 (in thousands) from 2,255 to 2,621 and the number of excluded potential dilutive securities as of the end of fiscal year 2007 (in thousands) from 102 to 489.

•

In Note 13 – Shareholders’ Equity to our Notes to Consolidated Financial Statements, we are correcting (a) all information on the line relating to outstanding options and options exercisable with a range of exercise prices from $9.89 to $9.89 and (b) the number of shares that remained available for future purchase under our employee stock purchase plan as of February 3, 2007 from 40,675 shares to 226,292 shares.

•

In Note 15 – Acquisition to our Notes to Consolidated Financial Statements, we are correcting the following assumptions we used to determine the fair value of options assumed in our acquisition of Blue7 Communication: (a) expected term (in years) from 3.53 years to 5.13 years; (b) volatility from 56% to 74%; and (c) risk free interest rate from 4.44% to 4.59%.

We are including in this Form 10-K/A Part II, Item 8 – Financial Statements and Supplementary Data, Part II, Item 9A – Controls and Procedures and Part IV, Item 15 – Exhibits and Financial Statement Schedules. We have made changes, which are summarized above, only to our financial statements contained in Part II, Item 8 – Financial Statements and Supplementary Data.

E-1

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the notes related thereto, and the independent auditors’ report appear on pages F-1 through F-38 of this Annual Report on Form 10-K/A (Amendment No. 1).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Sigma Designs, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Sigma Designs, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Company-level controls. The Company did not maintain effective company-level controls as defined in the Internal Control--Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Specifically,

•

The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this report;

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

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, and this report does not affect our report dated April 20, 2007, on those financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal controls over financial reporting as of February 3, 2007, is fairly stated in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/ ARMANINO MCKENNA LLP

San Ramon, California

April 20, 2007

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A (Amendment No. 1):

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b)	Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K/A (Amendment No. 1).

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

/s/ ARMANINO MCKENNA LLP

San Ramon, California
April 20, 2007

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 3, 2007	January 28, 2006
		(As Restated) (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,413	$16,827
Short-term investments	8,791	9,525
Accounts receivable (net of allowances of $601 in 2007, and $1,491 in 2006)	11,231	4,951
Note receivable—related party (note 17)	—	900
Inventories	16,003	3,830
Prepaid expenses and other current assets	1,095	1,138

Total current assets	61,533	37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS—net	3,364	1,474
LONG-TERM INVESTMENTS	263	1,282
GOODWILL	5,020	—
OTHER INTANGIBLE ASSETS	5,527	—
OTHER NON-CURRENT ASSETS	377	430

TOTAL ASSETS	$76,084	$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,723	$3,467
Accrued liabilities and other	8,800	5,667
Current portion of bank term loan	226	211

Total current liabilities	22,749	9,345
BANK TERM LOAN	15	233
OTHER LONG-TERM LIABILITIES	348	102

Total Liabilities	23,112	9,680
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock—no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—no par value: 35,000,000 shares authorized; shares outstanding: 2007, 22,903,930; 2006, 21,945,874	119,301	107,700
Deferred compensation	—	(4,303)
Shareholder notes receivable	(58)	(58)
Accumulated other comprehensive income	351	204
Accumulated deficit	(66,622)	(72,866)

Total shareholders’ equity	52,972	30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,084	$40,357

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

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

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Deferred Compensation	Shareholder Notes Receivable	Unrealized Gain/Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity	Total Comprehensive Income
Balance, January 31, 2004 (previously reported)	20,637,995	86,948	—	—	—	37	(60,963)	26,022	—
Adjustment to opening shareholders’ equity	—	13,036	(3,858)	(29)	—	211	(10,217)	(857)	—

Balance, January 31, 2004 (restated) (1)	20,637,995	99,984	(3,858)	(29)	—	248	(71,180)	25,165	—
Net loss	—	—	—	—	—	—	(125)	(125)	(125)
Unrealized loss on investments	—	—	—	—	(24)	—	—	(24)	(24)
Cumulative translation adjustment	—	—	—	—	—	28	—	28	28

Total comprehensive loss	—	—	—	—	—	—	—	—	(121)
Deferred stock based compensation	—	2,316	(2,316)	—	—	—	—	—	—
Amortization of deferred stock based compensation	—	—	1,476	—	—	—	—	1,476	—
Common stock issued under stock plans	400,967	1,259	—	—	—	—	—	1,259	—
Excess tax benefit from stock options	—	1	—	—	—	—	—	1	—

Balance, January 29, 2005 (restated) (1)	21,038,962	103,560	(4,698)	(29)	(24)	276	(71,305)	27,780	—
Net loss	—	—	—	—	—	—	(1,561)	(1,561)	(1,561)
Unrealized gain on investments	—	—	—	—	5	—	—	5	5
Cumulative translation adjustment	—	—	—	—	—	(53)	—	(53)	(53)

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,609)
Deferred stock based compensation	—	1,187	(1,187)	—	—	—	—	—	—
Amortization of deferred stock based compensation	—	—	1,582	—	—	—	—	1,582	—
Note receivable issued for common stock	—	29	—	(29)	—	—	—	—	—
Common stock issued under stock plans	906,912	2,924	—	—	—	—	—	2,924	—
Excess tax benefit from stock options	—	—	—	—	—	—	—	—	—

Balance, January 28, 2006 (restated) (1)	21,945,874	107,700	(4,303)	(58)	(19)	223	(72,866)	30,677	—
Net income	—	—	—	—	—	—	6,244	6,244	6,244
Unrealized gain on investments	—	—	—	—	35	—	—	35	35
Cumulative translation adjustment	—	—	—	—	—	112	—	112	112

Total comprehensive income	—	—	—	—	—	—	—	—	6,391
Reversal of APB 25 deferred compensation upon the adoption of FAS 123R	—	(4,303)	4,303	—	—	—	—	—	—
Compensation expenses recognized in accordance with FAS 123R	—	4,949	—	—	—	—	—	4,949	—
Fair value of vested stock options assumed from Blue7 acquisition	—	1,110	—	—	—	—	—	1,110	—
Issuance of common stock for Blue7 acquisition	583,870	8,189	—	—	—	—	—	8,189	—
Non-employee stock based compensation	—	317	—	—	—	—	—	317	—
Excess tax benefit from stock options	—	123	—	—	—	—	—	123	—
Common stock issued under stock plans	374,186	1,216	—	—	—	—	—	1,216	—

Balance, February 3, 2007	22,903,930	$119,301	—	$(58)	$16	$335	$(66,622)	$52,972	—

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

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

Inventories—Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market. The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $1.2 million, $29,000 and $230,000 to cost of revenues for fiscal 2007, 2006 and 2005, respectively.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of and for the twelve months ended February 3, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 was $4.9 million, which consisted of stock-based compensation expense related to the grant of stock options and stock purchase rights.

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

The effect of recording stock-based compensation to employees for the fiscal year ended February 3, 2007 was as follows (in thousands, except per share amount):

Fiscal 2007
Stock-based compensation by type of award:
Stock options	$4,842
Employee stock purchase plan	107

Total stock-based compensation	4,949
Tax effect on stock-based compensation	(317)

Net effect on net income	4,632
Effect on net income per share:
Basic	$0.20
Diluted	$0.18

During fiscal 2007, we recorded stock-based compensation of $317,000 for consulting services. The net expense recorded after tax effect was $296,000 or $0.01 per basic and diluted share.

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

	Years Ended
	January 28, 2006	January 29, 2005
	(As Restated) (1)	(As Restated) (1)
Net loss	$(1,561)	$(125)
Add: stock-based employee compensation expense included in reported net income, net of tax	1,582	1,477
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax	(3,461)	(3,430)

Pro forma net loss	$(3,440)	$(2,078)

Basic net loss per share:
As reported	$(0.07)	$(0.01)

Pro forma	$(0.16)	$(0.10)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

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
	(unaudited)
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

	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,827	$—		$16,827
Short-term investments	9,525	—		9,525
Accounts receivable (net of allowances of $1,491)	4,951	—		4,951
Note receivable—related party	900	—		900
Inventories	3,830	—		3,830
Prepaid expenses and other current assets	1,001	137		1,138

Total current assets	37,034	137		37,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS—net	1,474	—		1,474
LONG-TERM INVESTMENTS	1,282	—		1,282
OTHER NON- CURRENT ASSETS	169	261		430

TOTAL ASSETS	$39,959	$398		$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$3,467	$—		$3,467
Accrued liabilities and other	2,031	3,636	(2)	5,667
Current portion of bank term loan	211	—		211

Total current liabilities	5,709	3,636		9,345
BANK TERM LOAN	233	—		233
OTHER LONG—TERM LIABILITIES	102	—		102

Total liabilities	6,044	3,636		9,680
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock—no par value: 35,000,000 shares authorized; 21,945,874 shares outstanding	91,131	16,569	(1)	107,700
Shareholder notes receivables	—	(58	)(1)	(58)
Deferred compensation	—	(4,303	)(1)	(4,303)
Accumulated other comprehensive income	23	181		204
Accumulated deficit	(57,239)	(15,627	)(1)(2)	(72,866)

Total shareholders’ equity	$33,915	$(3,238)		$30,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,959	$398		$40,357

(1)	Includes the impact of stock-based compensation charges.
(2)	Includes the impact of payroll taxes and related penalties and interest.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	February 3, 2007			January 28, 2006
	Adjusted Cost	Unrealized loss	Fair market value	Adjusted Cost	Unrealized loss	Fair market value
Money market funds	$13,552	$—	$13,552	$586	$—	$586
Certificate of Deposits	—	—	—	399	(1)	398
Corporate commercial paper	1,734	—	1,734	4,095	(1)	4,094
Corporate bonds	724	—	724	4,300	(11)	4,289
US agency discount notes	—	—	—	565	(1)	564
US agency non callable	2,000	(1)	1,999	2,426	(6)	2,420
Auction rate securities	5,175	—	5,175	—	—	—

Total cash equivalents and short-term investments	$23,185	$(1)	23,184	$12,371	$(20)	12,351
Cash on hand held in the United States			8,985			13,199
Cash on hand held overseas			1,035			802

Total cash on hand			10,020			14,001

			$33,204			$26,352

Reported as:
Cash and cash equivalents			$24,413			$16,827
Short-term investments			8,791			9,525

			$33,204			$26,352

The amortized cost and estimated market value of investments, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities.

	February 3, 2007		January 28, 2006
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due in 1 year or less	$23,185	$23,184	$12,371	$12,351
Due in greater than 1 year	—	—	—	—

TOTAL	$23,185	$23,184	$12,371	$12,351

4. INVENTORIES

Inventories consist of (in thousands):

	February 3, 2007	January 28, 2006
Raw materials	$7,696	$817
Work in process	1,680	552
Finished goods	6,627	2,461

TOTAL	$16,003	$3,830

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS—NET

Equipment and leasehold improvements consist of (in thousands):

	February 3, 2007	January 28, 2006
Computers and test equipment	$2,794	$2,262
Software	3,138	1,109
Furniture and fixtures	1,352	1,177
Other	145	122

Total	7,429	4,670
Accumulated depreciation and amortization	(4,065)	(3,196)

TOTAL	$3,364	$1,474

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

Amortization expense related to the acquired intangible assets was $1.2 million for fiscal 2007. As of February 3, 2007, we expect amortization expense in future periods to be as shown below (in thousands):

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

11. CURRENT AND LONG-TERM DEBT

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”). The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 36-month Term Loan of $500,000.

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

Principal amounts under the Term Loan will become due and payable on a monthly basis such that the Term Loan will be fully repaid in February 2008. The monthly payment including interest of the Term Loan is approximately $18,000. The Term Loan has a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum. The effective average interest rate paid on the Term Loan from January 29, 2006 to February 3, 2007, was approximately 8.54%. As of February 3, 2007, the Company had $241,000 outstanding under the Term Loan. The amounts of the Term Loan mature as follows (in thousands):

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

The reconciliation of the denominators of the basic and diluted net income per share computations for the fiscal years 2007, 2006 and 2005 is shown in the following table (in thousands, except per share data):

	Fiscal Years
	2007	2006	2005
		(As Restated) (1)	(As Restated) (1)
Numerator:
Net income (loss) available to common shareholders, Basic and diluted	$6,244	$(1,561)	$(125)

Denominator:
Weighted average common shares outstanding	22,683	21,412	20,809

Shares used in computation, basic	22,683	21,412	20,809
Escrowed shares related to Blue7 acquisition	94	—	—
Effect of dilutive securities:
Stock options	2,893	—	—

Shares used in computation, diluted	25,670	21,412	20,809

Net income per share:
Basic	$0.28	$(0.07)	$(0.01)

Diluted	$0.24	$(0.07)	$(0.01)

Dilutive shares not included in loss years	—	2,621	2,720

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

A summary of the excluded potential dilutive securities as of the end of each fiscal year follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Stock options	489	2	20

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

2001 Employee Stock Option Plan (the “2001 Option Plan”): During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002. On March 8, 2006, an additional 877,834 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan. As of February 3, 2007, the Company reserved a total of 3.8 million shares of common stock for issuance under this plan. Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant. Options granted under the plan become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at February 3, 2007 expire ten years from date of grant). The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.

The total stock option activities and balances of the Company’s stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Prices Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2004 (2,551,665 exercisable at a weighted-average price of $2.65)	4,264,436	$2.77
Granted (weighted-average fair value of $2.98)	933,500	5.55
Cancelled	(28,428)	2.58
Exercised	(334,169)	2.46

Balance, January 29, 2005 (2,853,801 exercisable at a weighted-average price of $2.79)	4,835,339	3.33
Granted (weighted-average fair value of $5.26)	967,900	10.36
Cancelled	(92,679)	5.89
Exercised	(825,343)	2.89

Balance, January 28, 2006 (2,745,101 exercisable at a weighted-average price of $2.99)	4,885,217	4.75
Granted (weighted-average fair value of $9.58)	1,092,837	10.51
Cancelled	(173,783)	8.14
Exercised	(337,909)	2.74

Balance, February 3, 2007	5,466,362	$5.92	5.93	$108,137

Ending Vested & Expected to Vest	5,278,232	$5.76	5.83	$105,268
Ending Exercisable	3,243,508	$3.53	4.17	$71,908

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

At February 3, 2007, options to purchase 232,644 shares were available for future grant.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at February 3, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at February 3, 2007	Weighted Average Exercise Price
$ 0.95 – $ 1.69	903,608	5.05	$1.42	818,351	$1.40
$ 1.71 – $ 1.71	42,248	8.28	1.71	28,059	1.71
$ 2.31 – $ 2.31	547,156	0.21	2.31	547,156	2.31
$ 2.34 – $ 3.40	771,043	4.22	3.06	637,003	3.01
$ 3.50 – $ 5.38	444,922	3.43	3.84	432,605	3.79
$ 5.43 – $ 5.43	659,838	7.4	5.43	301,735	5.43
$ 5.60 – $ 9.57	491,447	6.41	6.56	289,115	6.16
$ 9.89 – $ 9.89	711,400	8.65	9.89	166,187	9.89
$11.06 – $11.06	605,000	9.5	11.06	0	—
$12.54 – $25.70	289,700	9.31	17.70	23,297	15.77

$ 0.95 – $25.70	5,466,362	5.93	$5.92	3,243,508	$3.53

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

Employee Stock Purchase Plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001” Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date or (iii) a lesser number of shares as determined by the Board of Directors. On February 1, 2005, the Board of Directors approved an additional 25,000 shares to be reserved under the 2001 Purchase Plan. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 2007, 2006 and 2005, 36,277, 81,569 and 66,798 shares of the Company’s common stock were purchased at an average price of $8.02, $6.59 and $6.58 per share, respectively. At February 3, 2007, 226,292 shares under the 2001 Purchase Plan remain available for future purchase.

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

	Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
		(As Restated) (1)	(As Restated) (1)
Stock Options
Expected volatility	69.98%	61.10%	75.57%
Risk free interest rate	4.77%	4.29%	2.61%
Expected term of options and purchase rights (in years)	5.90	1.43	1.41
Dividend yield	None	None	None

Employee Stock Purchase Plan
Expected volatility	54.55%	62.10%	67.68%
Risk free interest rate	4.66%	3.10%	1.37%
Expected term of options and purchase rights (in years)	0.50	0.50	0.50
Dividend yield	None	None	None

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

Expected term (in years)	5.13 years
Volatility	74%
Risk free interest rate	4.59%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment Number 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 8th day of August, 2007.

SIGMA DESIGNS, INC.

By:	/s/ THINH Q. TRAN

Thinh Q. Tran
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THINH Q. TRAN Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	August 8, 2007

/S/ THOMAS E. GAY Thomas E. Gay	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 8, 2007

* William J. Almon	Director	August 8, 2007

* Julien Nguyen	Director	August 8, 2007

* Lung C. Tsai	Director	August 8, 2007

* By	/S/ THINH Q. TRAN
Thinh Q. Tran Attorney-in-Fact

S-1

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith