Form 10-Q
period 2007-08-04
SIGMA DESIGNS INC
filed 2007-09-13
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32207

Sigma Designs, Inc.
(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1778 McCarthy Blvd.
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

As of August 31, 2007, we had 24,398,318 shares of Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	August 4, 2007	February 3, 2007 *
Assets
Current assets:
Cash and cash equivalents	$33,468	$24,413
Short-term investments	9,625	8,791
Accounts receivable, net	20,972	11,231
Inventories, net	16,800	16,003
Prepaid expenses and other current assets	1,339	1,095
Total current assets	82,204	61,533

Equipment and leasehold improvements, net	3,201	3,364
Long-term investments	263	263
Goodwill	5,020	5,020
Other intangible assets, net	4,915	5,527
Other non-current assets	418	377
Total Assets	$96,021	$76,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,729	$13,723
Accrued liabilities	11,746	8,800
Current portion of bank term loan	133	226
Total current liabilities	21,608	22,749

Bank term loan	−	15
Other long-term liabilities	177	348
Total liabilities	21,785	23,112
Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity:

Common stock and additional paid-in capital, no par value: 35,000,000 shares authorized: 24,086,653 and 22,903,930 shares issued and outstanding at August 4, 2007 and February 3, 2007, respectively	126,505	119,301
Shareholder notes receivable	−	(58)
Accumulated other comprehensive income	398	351
Accumulated deficit	(52,667)	(66,622)
Total shareholders’ equity	74,236	52,972
Total Liabilities and Shareholders’ Equity	$96,021	$76,084

* February 3, 2007 balances have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net revenues	$42,548	$20,136	$78,564	$34,935
Cost of revenues	20,240	11,174	38,446	18,543
Gross profit	22,308	8,962	40,118	16,392

Operating expenses:
Research and development	8,364	5,039	14,453	10,266
Sales and marketing	2,692	1,706	4,924	3,485
General and administrative	2,456	2,149	6,705	4,103
Total operating expenses	13,512	8,894	26,082	17,854

Income (loss) from operations	8,796	68	14,036	(1,462)
Interest and other income, net	400	179	720	355
Income (loss) before income taxes	9,196	247	14,756	(1,107)
Provision for income taxes	608	31	799	33
Net income (loss)	$8,588	$216	$13,957	$(1,140)

Basic net income (loss) per share	$0.36	$0.01	$0.60	$(0.05)
Shares used in computing per share amount	23,867	22,710	23,423	22,567

Diluted net income (loss) per share	$0.32	$0.01	$0.52	$(0.05)
Shares used in computing per share amount	26,814	25,214	26,820	22,567

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,957	$(1,140)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,556	996
Non-cash loss on disposal of equipment	−	10
Share-based compensation expense	3,039	2,361
Shareholder note receivable written off	29	−
Provision for inventory valuation	316	248
Provision for bad debts and sales returns	268	32
Long-term investment gain	(31)	−
Accretion of contributed leasehold improvements	(58)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(10,009)	(7,096)
Inventories	(1,113)	(7,328)
Prepaid expenses and other current assets	(245)	379
Other non-current assets	(41)	−
Accounts payable	(4,006)	6,121
Accrued liabilities and others	2,657	1,182
Other long-term liabilities	(172)	−
Net cash provided by (used in) operating activities	6,147	(4,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(43,459)	(13,993)
Sale of short-term investments	42,625	15,126
Purchase of equipment	(418)	(682)
Recovery of long-term investment loss	31	−
Cash received in business acquisition, net of cash paid	−	147
Other	−	20
Net cash (used in) provided by investing activities	(1,221)	618

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	−	1,000
Shareholder note receivables	29	−
Net proceeds from exercise of employee stock options and stock purchase rights	4,162	1,079
Repayment of bank term loan	(109)	(99)
Net cash provided by financing activities	4,082	1,980
Effect of foreign exchange rates changes on cash and cash equivalents	47	55

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,055	(1,622)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,413	16,827
End of period	$33,468	$15,205

SIGMA DESIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
Supplemental disclosure of cash flow information:
Common stock issued and fair value of stock options assumed for Blue7 acquisition	$-	$11,414
Cash paid for interest	$9	$35
Cash paid for income taxes	$116	$5

The accompanying notes are an integral part of these financial statements

SIGMA DESIGNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions for the IPTV, high definition DVD and other media players, HDTV markets and other markets.  The Company sells its products to designers and manufacturers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of Presentation The consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries in France and Hong Kong.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended February 3, 2007 included in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on August 9, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 4, 2007 and February 3, 2007, the consolidated results of its operations for the three months and six months ended August 4, 2007 and July 29, 2006, and the consolidated cash flows for the six months ended August 4, 2007 and July 29, 2006. The results of operations for the three months and six months ended August 4, 2007 and July 29, 2006 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting Period  Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2008 ended on August 4, 2007.  The second quarter of fiscal 2007 ended on July 29, 2006.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Use of Estimates  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues generated and expenses incurred during the reporting period.  Actual results could differ from those estimates.  Significant estimates used in preparing these financial statements are related primarily to estimates to determine the collectability of accounts receivable, to determine the allowances against the accounts receivable balances, estimates of the market value used in calculating the value of inventory on the lower of cost or market basis, estimates used in equity award valuation and share-based compensation calculations, estimates of expected future cash flows and useful lives used in the review for impairment of investments, goodwill, intangible assets and other long-lived assets, estimates of the Company’s ability to realize its deferred tax asset, which are also used to establish whether valuation allowances are needed on those assets, and estimates related to litigation and settlement costs accrual. These estimates may change from period to period.  Actual results may also differ materially from management's estimates.

Concentration of Credit Risk   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.  The majority of the Company's cash and cash equivalents and short-term investments are on deposit with two financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  The general reserve in the allowance for doubtful accounts is a calculation based upon the accounts receivable balance and the historical effectiveness of the Company's collection of those receivables.  The Company maintains reserves for potential credit losses.

Cash and Cash Equivalents  The Company considers all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short Term Investments  Short-term investments represent highly liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value.  The Company's debt securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income (loss) within shareholders' equity.  Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Inventories  Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market.  The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.  As a result of this inventory review, the Company charged approximately $132,000 and $236,000 to cost of revenues for the three months ended August 4, 2007 and July 29, 2006, respectively, and $316,000 and $248,000 for the six months ended August 4, 2007 and July 29, 2006, respectively.

Long-Term Investments  Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.  The Company evaluates the long-term investments for impairment annually according to Emerging Issues Task Force (“EITF”) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.  The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Equipment and Leasehold Improvements  Equipment and leasehold improvements are stated at cost and categorized into computer and test equipment, software, furniture and fixtures and other.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter, except for certain production test equipment (two to five years).  The contributed leasehold improvements provided by the landlord for the Company's current facility is amortized using the straight-line method over lesser of the remaining lease term or useful life of leasehold improvements.

Goodwill and Purchased Intangible Assets  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment.  First, the fair value of each reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test.  The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill.  The implied fair value of the reporting unit's goodwill must be compared to the carrying value of the goodwill.  If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

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

Long Lived Assets  The Company accounts for long-lived assets, including purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are evaluated for impairment whenever events or changes in circumstances such as a change in technology indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Revenue Recognition  We derive revenues primarily from three principal sources: product sales, product development contracts and service contracts.  We generally recognize revenues for product sales and service contracts in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Revenues from product sales to original equipment manufactures (“OEMs”), distributors and end users are generally recognized upon shipment, as shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers, often referred to as a sell-through basis).  Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs, accordingly this revenue is accounted for under the AICPA Statement of Position ("SOP") 97-2.  We offer post-contract customer support ("PCS") on a contractual basis for additional fees, which is typically a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  We classify development costs related to product development agreements as cost of revenues.  Product development revenues were approximately $347,000 and $134,000 for the three months ended August 4, 2007 and July 29, 2006, and $589,000 and $525,000 for the six months ended August 4, 2007 and July 29, 2006.

Revenues from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenues are included in cost of sales.  Support service revenues were approximately $119,000 and $68,000 for the three months ended August 4, 2007 and July 29, 2006, and $718,000 and $86,000 for the six months ended August 4, 2007 and July 29, 2006.

Research and Development expenses  Research and development expenses include costs and expenses associated with the design and development of new products.  To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development and are therefore expensed as incurred.

Income Taxes  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. Income tax provision for the three and six months ended August 4, 2007 was $608,000 and $799,000, respectively, and was comprised of alternative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and six months ended July 29, 2006 was $31,000 and $33,000, respectively, and was comprised of state income tax and foreign income tax.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on February 4, 2007, the beginning of our fiscal year 2008.  The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million.  As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, which was accounted for during previous reporting periods.

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would reduce our effective tax rate, and $2.0 million of unrecognized benefits that would increase our deferred tax assets.  During the six months ended August 4, 2007, there were no material changes to these amounts.

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income taxes.  The aggregate amount of interest and penalty recognized in the statement of operations and statement of financial position was $36,000 as of February 3, 2007.  During the six months ended August 4, 2007, there were no material changes to these amounts.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The French taxing authority is currently auditing the research and development tax credit that we claimed from fiscal year 2001 through the 2005 fiscal year.  In addition the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  There are no other ongoing income tax examinations by taxing authorities at this time.  Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

Foreign Currency  The functional currency of the Company's foreign subsidiaries is the local currency of each country.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders' equity.  Transaction gains and losses, which are included in the other expenses, net, in the accompanying consolidated statements of operations, have not been significant for all years presented.

Comprehensive Income (Loss)  Comprehensive income consists of net income (loss) and other comprehensive income or loss.  Other comprehensive income or loss components include foreign currency translation adjustments and unrealized gains or losses on investments.

Fair Value of Financial Instruments  For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, note receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

Recent Accounting Pronouncements    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt it beginning in the first quarter of fiscal year 2009.  We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

2.  Long-Term Investments

On February 16, 2006, the Company acquired the remaining 83% ownership of Blue7 Communications (“Blue7”) in which the Company had previously invested $1.0 million in fiscal 2006.  After the acquisition, Blue7 became the Company’s 100%-owned subsidiary.

The Company maintains an investment in Envivio, Inc., a privately held corporation, in which the Company has current invested capital of $263,000 for a fractional ownership position of 1%.  Three of the Company’s board members also have investments in this same firm, with an aggregate fractional ownership position of less than 1%.  The Company’s Chairman and CEO, Thinh Tran, is a member of Envivio’s board of directors.

3.  Share-based Compensation

On January 29, 2006, we adopted SFAS 123(R) as interpreted by Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the Company’s 2001 Employee Stock Option Plan (the “2001 Option Plan”), 2003 Director Stock Option Plan (the “2003 Director Plan”) and 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) based on estimated fair values.

We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 29, 2006, the first day of our fiscal year 2007.  Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended August 4, 2007 was $1.6 million and $2.8 million, respectively, and for the three months and six months ended July 29, 2006 was $1.1 million and $2.3 million, respectively, which consisted of share-based compensation expenses related to the grant of stock options and employee stock purchase rights.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statements of Operations.

Share-based compensation expense recognized under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense for the three and six months ended August 4, 2007 and July 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 29, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized for the three months and six months ended August 4, 2007 and July 29, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation for the three-months and six-months ended August 4, 2007 and July 29, 2006 was as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Share based compensation by type of award:
Stock options	$1,431	$1,097	$2,589	$2,182
Employee stock purchase plan	156	35	213	86
Total share-based compensation	1,587	1,132	2,802	2,268
Tax effect on share-based compensation	(93)	(91)	(164)	(182)
Net effect on net income	$1,494	$1,041	$2,638	$2,086
Effect on income per share
Basic	$0.06	$0.05	$0.11	$0.09
Diluted	$0.06	$0.04	$0.10	$0.09

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

We estimate the fair value of stock options consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including share-based compensation expense (determined under a fair value method as prescribed by SFAS 123).  The weighted-average estimated value of employee stock options granted during the three months ended August 4, 2007 and July 29, 2006 was $19.40 and $6.42 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended August 4, 2007 was $8.47 per share.  No stock purchase rights were granted to the employees pursuant to the Employee Stock Purchase Plan during the three months ended July 29, 2006 due to the Company’s then noncompliance with the SEC periodic filing requirements.  The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended				Six months ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	66%	60%	69%	63%	67%	60%	73%	63%
Risk free interest rate	4.57%	4.93%	4.82%	5.11%	4.57%	4.93%	4.67%	5.11%
Expected term of options and purchase rights (in years)	6.04	0.5	6.1	0.5	6.1	0.5	5.45	0.5
Dividend Yield	None	None	None	None	None	None	None	None

The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and the historical volatility of the Company’s stock.  The risk-free interest rate is based on the yield available on U.S. Treasury securities with an equivalent remaining term.  The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected life of purchase is the period of time remaining in the current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

Option Activity

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at February 3, 2007	5,492,738	$5.92
Options granted	176,000	$26.81
Options forfeited	(33,829)	$12.53
Options exercised	(648,816)	$2.42

Options outstanding at May 5, 2007	4,986,093	$7.06
Options granted	359,500	$30.47
Options forfeited	(173,384)	$22.76
Options exercised	(510,578)	$4.08
Options outstanding at August 4, 2007	4,661,631	$9.13	6.62	$104,605,879
Options vested and expected to vest August 4, 2007	4,481,826	$8.89	6.53	$101,668,768
Options exercisable at August 4, 2007	2,434,266	$4.71	4.89	$65,380,080

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  The aggregate intrinsic value of options exercised under our stock option plans was $12.6 million and $0.6 million for the three months ended August 4, 2007 and July 29, 2006, respectively, determined as of the date of option exercise.  The fair value of options that vested during the three months ended August 4, 2007 and July 29, 2006 was $982,000 and $781,000, respectively.

The options outstanding and currently exercisable at August 4, 2007 were in the following exercise price ranges:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at August 4, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at August 4, 2007	Weighted Average Exercise Price
$0.95	$1.69	574,156	4.69	$1.42	552,230	$1.42
$1.71	$3.22	483,081	2.89	$2.86	417,511	$2.84
$3.30	$3.50	574,402	4.36	$3.42	538,990	$3.43
$4.25	$5.79	470,342	5.99	$5.44	311,511	$5.44
$6.31	$7.89	510,787	6.97	$7.69	281,660	$7.67
$7.99	$9.89	352,316	8.05	$9.77	119,060	$9.70
$11.06	$11.06	596,000	9.06	$11.06	-	$-
$11.40	$13.88	485,047	7.81	$11.71	180,306	$11.71
$15.91	$28.63	391,000	9.23	$23.28	32,998	$16.07
$31.57	$31.57	224,500	10.00	$31.57	-	$-
$0.95	$31.57	4,661,631	6.62	$9.13	2,434,266	$4.71

As of August 4, 2007, the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our option plans was $21 million which will be recognized over an estimated weighted average amortization period of 3.16 years.

2003 Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation.  The Company accounts for the Employee Stock Purchase Plan as a compensatory plan.

Non-Employee Related Stock-Compensation Expenses

In accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services” (EITF 96-18), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Expected volatility	66%	90%	67%	90%
Risk free interest rate	4.57%	4.92%	4.57%	4.94%
Expected term of options (in years)	6.02	6.41	6.16	6.53
Dividend yield	None	None	None	None

The Company recognizes share-based compensation expense over the corresponding service periods, which are typically five years.  For the three and six months ended August 4, 2007, the Company recorded compensation expense of $125,000 and $233,000, respectively.  For the three and six months ended July 29, 2007, the Company recorded non-employee related stock compensation expense of $36,000 and $91,000, respectively.

4.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	August 4,	February 3,
	2007	2007
Raw materials	$8,742	$7,696
Work in process	2,656	1,680
Finished goods	5,402	6,627
	$16,800	$16,003

5.  Current and Long-Term debt

Credit Facilities

On August 12, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with United Commercial Bank (the “Bank”).  The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit of $15 million and a 30-month Term Loan of $0.5 million.

On May 15, 2006, the Company utilized $2.8 million of its first 2-year Line of Credit for a standby letter of credit to a supplier.  As of August 4, 2007, the Company had no outstanding balance under either of our two Lines of Credit and had availability to draw down an approximate amount of $11.2 million.

Principal amounts under the Term Loan were due and payable on a monthly basis such that the Term Loan would have been fully repaid in February 2008.  The Term Loan had a floating interest rate of the Wall Street Journal Prime Rate plus 0.5% per annum.  The average interest rate paid on the Term Loan for the six months ended August 4, 2007 and July 29, 2006 was approximately 8.75% and 8.58%, respectively.  As of August 4, 2007, the Company had $0.1 million outstanding under the Term Loan.

Under the Loan Agreement, the Company was subject to certain financial covenants.  As of August 4, 2007, the Company was in compliance with all of the covenants contained in the Loan Agreement.

On August 30, 2007, the Company paid off the $0.1 million outstanding under the Term Loan and terminated both Lines of Credit under the Loan Agreement.

6.  Net income (Loss) per Share

“Net income (loss) per share – basic” for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Net income (loss) per share - diluted for the periods presented in which the Company had net income (loss) is computed by including shares subject to repurchase as well as dilutive options and warrants outstanding; in periods when the Company had a net loss, these potentially dilutive securities have been excluded as they would be anti-dilutive.

The following table sets forth the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Numerator:
Net income (loss), as reported	$8,588	$216	$13,957	$(1,140)
Denominator:
Weighted average common shares outstanding - basic	23,867	22,710	23,423	22,567

Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	-	99	16	-
Stock options	2,947	2,405	3,381	-
Shares used in computation, diluted	26,814	25,214	26,820	22,567
Net income (loss) per share:
Basic	$0.36	$0.01	$0.60	$(0.05)
Diluted	$0.32	$0.01	$0.52	$(0.05)

The following is a summary of the excluded potentially dilutive securities as of (in thousands):

	August 4,	July 29,
	2007	2006

Stock options excluded because exercise price in excess of average stock price	301	980

Stock options excluded because of the anti-dilutive effect as a result of net loss	-	2,616

7.  Comprehensive Income (Loss)

The reconciliation of net income (loss) to total comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net income (loss)	$8,588	$216	$13,957	$(1,140)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(14)	5	(13)	31
Cumulative foreign currency translation adjustment	1	16	60	56
Total comprehensive income (loss)	$8,575	$237	$14,004	$(1,053)

8. Acquisition

On February 16, 2006, we completed the acquisition of Blue7 for $11.9 million. Blue7’s balance sheet and results of operations are included in our consolidated balance sheet and statements of operations from the Acquisition Date (February 16, 2006).  Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7.  Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband semiconductor products.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.”

9.  Goodwill and Intangibles

As of August 4, 2007, goodwill of $5.0 million was recorded due to the acquisition of Blue7.

Acquired intangible assets, subject to amortization, were as follows as of August 4, 2007 (in thousands):

	Cost	Accumulated Amortization	Net

Developed technology	$5,300	$(1,104)	$4,196
Non-compete agreements	1,400	(681)	719
Total acquired intangible assets	$6,700	$(1,785)	$4,915

Acquired intangible assets, subject to amortization, were as follows as of February 3, 2007 (in thousands):

	Cost	Accumulated Amortization	Net

Developed technology	$5,300	$(726)	$4,574
Non-compete agreements	1,400	(447)	953
Total acquired intangible assets	$6,700	$(1,173)	$5,527

Amortization expense related to the acquired intangible assets was $306,000 and $612,000 for the three months and six months ended August 4, 2007, respectively, and the same amounts as compared to the same period a year ago.  As of August 4, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year	Developed Technology	Noncompete Agreements	Total
Remainder of fiscal year 2008	$379	$233	$612
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
2012	757	—	757
Thereafter	789	—	789
	$4,196	$719	$4,915

10.  Segment and Related Information

The Company follows the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments consist of its geographically based entities in the United States, Hong Kong and France.  All such operating segments have similar economic characteristics, as defined in SFAS No. 131.  Accordingly, it is the Company’s opinion that it operates in one aggregated reportable segment: the development, manufacturing and marketing of multimedia devices and products.

11.  Significant Customers

Four customers accounted for more than 10% of total net revenues during the three months ended August 4, 2007 and four customers accounted for more than 10% of total net revenues during the three months ended July 29, 2006.  Five customers accounted for more than 10% of total net revenues during the six months ended August 4, 2007, and two customers accounted for more than 10% of total net revenues during the six months ended July 29, 2006.

Major customers that accounted for over 10% of our total net revenues are as follows:

	Three months ended		Six months ended
Customers	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
MTC Singapore	18%	*	13%	*
Macnica, Inc.	17%	*	12%	*
Freebox S.A	15%	26%	14%	15%
Uniquest	12%	10%	17%	24%
Cisco/ Scientific Atlanta	*	11%	11%	*
Netgem	*	11%	*	*

*	Revenue from the customer was less than 10% of our total net revenues.

Major customers that accounted for over 10% of our total net receivables are as follows:

Customers	August 4, 2007	February 3, 2007
MTC Singapore	30%	12%
Macnica	15%	*
Freebox	14%	24%
Cisco/Scientific Atlanta	14%	18%
Uniquest	*	15%

*	Customer’s balance was less than 10% of our total net receivables.

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

13.  Related Party Transactions

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

In June 2005, the Company loaned $500,000 to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest.  One of the Company’s board members had invested $100,000 for a 2% ownership interest during the Company’s fiscal year 2005.  In November 2005 and January 2006, the Company loaned an additional $250,000 and $150,000 to Blue7, respectively.  As of February 16, 2006, the total loan balance of $900,000 was forgiven and accounted for as part of the Blue7 acquisition cost.

The Company maintains an investment in Envivio, Inc., in which the Company has current invested capital of $263,000 for a fractional ownership position of 1%.  Three of the Company’s board members also have investments in this same firm, with an aggregate fractional ownership position of less than 1%.  The Company’s Chairman and CEO, Thinh Tran, is a member of Envivio’s board of directors.

In May 2007, the Board approved the write off of a $29,000 shareholder note receivable which related to a former outside director and was no longer collectible.  During the three months ended August 4, 2007, the Company recorded $29,000 as compensation expense.

14.  Product Warranty

In general, the Company sells products with a one-year limited warranty that the Company’s products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity. Accrued warranty cost includes both hardware and software support costs.  Details of the change in accrued warranty for the periods indicated are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
Three Months Ended
August 4, 2007	$519	$405	$(169)	$755
July 29, 2006	275	159	(83)	351
Six Months Ended
August 4, 2007	$556	$485	$(286)	$755
July 29, 2006	289	253	(191)	351

15.  Contingencies

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

Legal Proceedings

Certain of our current and former directors and officers have been named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the "Federal Action") and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the "State Action").

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to us in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also allege that the individual defendants aided and abetted one another's alleged breaches of fiduciary duty, caused corporate waste, violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants' option contracts, imposition of a constructive trust over executory option contracts and attorney's fees.  The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against us is sought.

The Company has filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint on August 13, 2007.  Defendants have until September 19, 2007 to respond to the Complaint.  A hearing on the Motion to Dismiss the Amended Consolidated Shareholder Derivative Complaint is currently scheduled for November 30, 2007.  The Company has also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  The Company filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  A hearing on the Demurrer is currently scheduled for September 21, 2007.

The Company previously disclosed that the SEC has initiated an informal inquiry into our stock option granting practices.  The SEC has requested that the Company voluntarily produces documents relating to, among other things, our stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for our fiscal year 2004 and 2005.  The Company has also requested that fiscal year 2006 be included in this audit cycle.  In August 2007, the IRS began an income tax audit for the Company’s fiscal year 2005.  The focus of the IRS audit relates to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes.  The IRS has not yet proposed any tax, interest or penalty deficiency amounts.

In August 2007, the IRS notified the Company that it owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The penalty involves one particular payment made in connection with certain stock option exercises in April 2007.  The Company is disputing this penalty.  The IRS has suspended the penalty matter pending further discussion with the Company.

16.  Commitments

The Company’s primary facilities are leased under a non-cancelable lease which expires in September 2007.  In February 2007, the Company entered into a new lease agreement and relocated its headquarters to this facility in early September 2007.  The new lease will expire in September 2012.  As of August 4, 2007, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases
2008	$310
2009	804
2010	831
2011	870
2012	909
Thereafter	575
Total minimum lease payments	$4,299

17.  Subsequent Event

On August 30, 2007, the Company paid off $133,000 outstanding under the Term Loan and terminated both Lines of Credit under the Loan Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K/A previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “estimate,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, our expectations for growth in our revenues, our expectations that our operating expenses will increase in absolute dollars as our revenues grow, our expectations that our gross margins will vary from period to period and our remediation plans to address our material weaknesses in our internal control over financing reporting.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. Federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or “SoC”, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including IPTV, high definition DVD players, HDTVs, and portable media players.  Our semiconductors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a CPU and display control.  Our software provides control of media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs for the high definition DVD player market, in terms of units shipped.

Our primary target markets are the IPTV, the high definition DVD and other media players and the HDTV markets.  The IPTV market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The high definition DVD and other media players market consists primarily of set-top boxes and portable media products that perform playback of digital media stored on optical or hard disk formats.  Our products support the two operating standards upon which high definition DVD players are based, Blu-Ray and HD-DVD.  The HDTV product market consists of digital television sets offering high definition capability.  We also sell products into other markets such as the PC-based add-in market.  Although we no longer specifically target them, we continue to derive revenues from sales of our products into these markets.

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards.  For the six months ended August 4, 2007 and fiscal year 2007, we derived 96% and 95%, respectively, of our total net revenues from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenues from sales of our SoC solutions increased $22 million and $43 million, or 116% and 132%, respectively, for the three and six months ended August 4, 2007 as compared to the corresponding periods in the prior fiscal year.  This increase in our SoCs sales was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for our target markets.  This product series represented 76% of our net revenues for the six months ended August 4, 2007 and 60% of our net revenues in fiscal year 2007.  We believe our success with the SMP8630 series product demonstrates our success in the recently emerging IPTV and high definition DVD player markets.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenues based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers.

Many of our target markets are characterized by intense price competition.  In addition, the semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  To date, we have not experienced significant competitive pricing pressures with respect to our SoC solutions in our primary target markets.  However, on occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices, volume order discounts, mix of product sales, our costs, the extent of development fees, changes in estimated useful lives of production testing equipment and provisions for inventory obsolescence.

We expect our revenues from the IPTV, the high definition DVD and other media players and the HDTV markets to grow with increasing demand in these markets.  Our revenues derived from the IPTV market may fluctuate in future periods, as these revenues are based on telecommunications service providers IPTV service deployments, the timing of which are uncertain.  We expect our operating expenses will increase in absolute dollars as our revenues grow.

Tender Offer to Amend the Exercise Price of Certain Options

On May 15, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC and commenced an offer, which we refer to as the Offer, to amend certain options granted under our Amended and Restated 1994 Stock Plan or our 2001 Employee Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes and were unvested as of December 31, 2004, which we refer to as the 409A Affected Options.  Under the terms of the Offer, individuals eligible to participate in the Offer must have been: (a) a non-executive employee of the company or one of its subsidiaries as of the date on which the Offer commenced and on June 13, 2007, the date on which the Offer expired; (b) subject to federal income tax in the United States; and (c) holding Section 409A Affected Options grants that were unvested as of December 31, 2004.  Our executive officers and directors were not eligible to participate in the Offer.  Options that were eligible for amendment under the Offer are referred to below as Eligible Options.

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

We received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million shares underlying Eligible Options.  Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $2.4 million to the individuals who have amended their Eligible Options, which amount has been fully accrued in the three months ended August 4, 2007.

For those employees who exercised a 409A Affected Option during 2006, we participated in the IRS and the California Franchise Tax Board, or FTB, settlement programs they have developed to allow employers to pay certain taxes on behalf of employees to settle potential tax liabilities resulting from the exercise of these 409A Affected Options during 2006.  In connection with our participation in these programs, we paid an aggregate of approximately $0.3 million to the IRS and FTB.  We  also approved bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional income tax imposed on them as a result of the payments we made on their behalf to the IRS and FTB.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues generated and expense incurred during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including, but not limited to, those related to:

•	revenue recognition;

•	accounts receivable;

•	inventories;

•	share-based compensation;

•	goodwill and purchased intangible assets;

•	deferred tax assets;

•	litigation and settlement costs; and

•	income taxes.

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

Revenue recognition—We derive revenues primarily from three principal sources: product sales; product development contracts; and service contracts.  We generally recognize revenues for product sales and service contracts in accordance with Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is reasonably assured.

Revenues from product sales to our customers are generally recognized upon shipment, as our shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectibility is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable, which generally occurs upon resale by our customers.  Allowances for sales returns and warranty costs are recorded at the time that revenues are recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs, accordingly this revenue is accounted for under the AICPA Statement of Position, or SOP, 97-2.  We offer post-contract customer support, or PCS, on a contractual basis for additional fees, which is typically a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to each element of the arrangement that has not been delivered and, therefore, revenue and related costs are deferred until all elements, except PCS are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  We classify development costs related to product development agreements as cost of revenues.  Product development revenues were approximately $347,000 and $134,000 for the three months ended August 4, 2007 and July 29, 2006, respectively, and $589,000 and $525,000 for the six months ended August 4, 2007 and July 29, 2006, respectively.

Revenues from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenues are included in cost of sales.  Support service revenues were approximately $119,000 and $68,000 for the three months ended August 4, 2007 and July 29, 2006, respectively, and $718,000 and $86,000 for the six months ended August 4, 2007 and July 29, 2006, respectively.

Accounts receivable—During industry downturns, certain of our customers may have difficulty with their cash flows.  Certain customers, typically those with whom we have long-term relationships, may delay their payments by 40 to 60 days beyond the original terms.  We review the ability of our customers to pay the account receivable they incur with us.  We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is reasonably assured at the time products and services are delivered to our customer.  We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding credit worthiness.  In establishing our sales return allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products.  For the six months ended August 4, 2007 and July 29, 2006, we recorded a provision for bad debt allowance and sales returns in the total amount of $268,000 and $32,000, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventories—We monitor our inventory levels in light of product development changes and market expectations.  We may be required to take additional charges for quantities in excess of demand, cost in excess of market value and product age.  Our analysis may take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors.  These forecasts require us to estimate our ability to see demand for current and future products and compare those estimates with our current inventory levels and inventory purchase commitments.  Our forecasts for our inventory may differ from actual inventory use.

Share-based compensation—Effective January 29, 2006, the start of our fiscal year 2007, we adopted Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), using the modified prospective method and, therefore, have not revised prior periods' results for the adoption of this accounting statement.  SFAS 123(R) requires all share-based payments to be measured based on the award's fair value on the date of grant, and is recognized as expense ratably over the requisite service period.  We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments.  The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends.  If the assumptions change, share-based compensation may differ significantly from what we have recorded in the past.

For fiscal years 2006 and prior, share-based compensation is determined under Accounting Principles Board Opinion, or APB, No. 25 Accounting for Stock Issued to Employees, or APB 25, whereby the difference between the value on the recorded grant date and on the respective measurement date, including payroll taxes, interest and penalties, is recorded.  In connection with our restatement of the 2006 and prior consolidated financial statements, we have applied judgment in choosing whether to revise measurement dates for prior option grants.  Information regarding the restatement, including ranges of possible additional share-based compensation expense if other measurement dates had been selected for certain grants, is set forth in Note 2 to our audited consolidated financial statements included in our Form 10-K/A filed with the  Securities and Exchange Commission on August 9, 2007.

Goodwill and purchased intangible assets—We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the estimated net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment.  First, the estimated fair value of each reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test.  The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill.  The implied fair value of the reporting unit's goodwill must be compared to the carrying value of the goodwill.  If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.  The estimates we have used for evaluating Goodwill and Other Intangible Assets are consistent with the plans and estimates that we use to manage our business.  It is possible, however, that the plans and estimates used may be incorrect.  If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used, we could incur impairment charges.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We are currently amortizing acquired intangible assets with definite lives.  Acquired developed technology is amortized over seven years and noncompete agreements are amortized over the contractual period (currently three years).  The amortization expense for acquired developed technology is classified as cost of sales and the amortization expense for other acquired intangible assets is classified as research and development expense in our consolidated statements of operations.

Deferred tax assets—We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We assess on a quarterly basis whether it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount.  In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would provide an income tax benefit that would increase income in the period such determination was made.  Currently, we record a full valuation allowance against our net deferred tax assets due to the high uncertainty of our ability to realize these assets.

Litigation and settlement costs—From time to time, we are involved in disputes, litigation and other legal proceedings.  We defend these matters aggressively.  However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges.  If any of these events were to happen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  We record a charge equal to at least the minimum estimated liability for litigation costs or loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate.  This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities.  Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities.  In addition, we evaluate on a quarterly basis our deferred tax asset to ascertain whether it is more likely than not that the deferred tax assets will be realized.  Income tax provision for the three and six months ended August 4, 2007 was $608,000 and $799,000, respectively, and was comprised of alternative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and six months ended July 29, 2006 was $31,000 and $33,000, respectively and was comprised of state income tax and foreign income tax.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on February 4, 2007, the beginning of our fiscal year 2008.  The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million.  As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, which was accounted for during previous reporting periods.

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would reduce our effective tax rate, and $2.0 million of unrecognized benefits that would increase our deferred tax assets.  During the six months ended August 4, 2007, there were no material changes to these amounts.

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income taxes.  The aggregate amount of interest and penalty recognized in the statement of operations and statement of financial position was $36,000 as of February 3, 2007.  During the six months ended August 4, 2007, there were no material changes to these amounts.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The French taxing authority is currently auditing the research and development tax credit that we claimed from fiscal year 2001 through the 2005 fiscal year.  In addition the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  There are no other ongoing income tax examinations by taxing authorities at this time.  Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Consolidated Statement of Operations Data:
Net revenues	$20,136	$42,548	$34,935	$78,564
Cost of revenues	11,174	20,240	18,543	38,446

Gross profit	8,962	22,308	16,392	40,118
Operating expenses:
Research and development	5,039	8,364	10,266	14,453
Sales and marketing	1,706	2,692	3,485	4,924
General and administrative	2,149	2,456	4,103	6,705
Interest income and other income, net	179	400	355	720
Provision for income taxes	31	608	33	799
Net income (loss)	$216	$8,588	$(1,140)	$13,957

The following table is derived from our selected consolidated financial data and sets forth our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Consolidated Statement of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of revenues	55%	48%	53%	49%
Gross margin	45%	52%	47%	51%
Operating expenses:
Research and development	25%	20%	29%	18%
Sales and marketing	8%	6%	10%	6%
General and administrative	11%	6%	12%	9%
Interest income and other income, net	1%	1%	1%	1%
Provision for income taxes	—	1%	—	1%
Net income (loss)	1%	20%	(3)%	18%

Comparison of Three and Six Months Ended August 4, 2007 and July 29, 2006

Net Revenues

Net revenues for the three and six months ended August 4, 2007 increased $22.4 million and $43.6 million, or 111% and 125%, respectively, as compared to the corresponding periods in the prior fiscal year.  The increase in net revenues for the three and six months ended August 4, 2007 was primarily attributable to increased sales into the IPTV, high definition DVD, and other media players markets.

Net revenues by target market.

We sell our products into three primary markets, which are the IPTV market, the high definition DVD and other media players market and the HDTV market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to as our other market.  The following table sets forth our net revenues by market and the percentage of total net revenues represented by our product sales to each market for the three months and six months ended August 4, 2007 and July 29, 2006 (dollars in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues
IPTV	$13,890	69%	$28,391	67%	$21,823	62%	$56,309	72%
High definition DVD and other media players	5,122	25%	11,042	26%	10,913	31%	18,095	23%
HDTV	347	2%	2,299	5%	620	2%	2,810	4%
Other	777	4%	816	2%	1,579	5%	1,350	2%
Total net revenues	$20,136	100%	$42,548	100%	$34,935	100%	$78,564	100%

IPTV.  The increase of $14.5 million, or 104%, and $34.5 million, or 158%, in net revenues from sales into the IPTV market for the three months and six months ended August 4, 2007, respectively, as compared to the corresponding periods in the prior fiscal year was in part attributable to our customers in the IPTV market commercially launching their products incorporating our SoCs, primarily our SMP8630 SoC series.  Our net revenues from the IPTV market as a percentage of our total net revenues for the six months ended August 4, 2007 compared to the corresponding period in the prior fiscal year increased 10% primarily due to expansion of the IPTV market and increased sales to existing clients as well as sales to new clients.  Our net revenues from the IPTV market as a percentage of our total net revenues for the three months ended August 4, 2007 compared to the corresponding period in the prior fiscal year decreased slightly by 2% primarily as a result of a disproportionate increase in the sales of our SoCs into the high definition DVD and other media players market and the HDTV market.

High definition DVD and other media players.  The increase of $5.9 million, or 116%, and $7.2 million, or 66%, in net revenues from the high definition DVD and other media players market for the three months and six months ended August 4, 2007, respectively, as compared to the corresponding period in the prior fiscal year was primarily attributable to increased sales volume of our customers’ products incorporating our SoCs, including an increase in Blu-Ray and digital media adapter applications. Although our net revenues in absolute dollars from sales into the high definition DVD and other media players market increased, our net revenues from sales into this market as a percentage of our total net revenues for the six months ended August 4, 2007 compared to the corresponding period in the prior fiscal year decreased 8% primarily as a result of a disproportionate increase in the sales of our SoCs into the IPTV market during this six-month period.  Our net revenues from sales into the high definition DVD and other media players market as a percentage of our total net revenues for the three months ended August 4, 2007 compared to the corresponding period in the prior fiscal year increased by 1% primarily as a result of a disproportionate increase in the sales of our SoCs into this market compared to our increase in sales of our SoCs into the IPTV market.

HDTV.  We experienced an increase in demand for our HDTV applications in the first six months of 2008 compared to the same period in the prior fiscal year, which resulted in an increase in net revenues from sales into the HDTV market of $2.0 million and $2.2 million for the three and six months ended August 4, 2007, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenues from sales into the HDTV market as a percentage of our total net revenues for the three and six months ended August 4, 2007 compared to the corresponding periods in the prior fiscal year increased 3% and 2%, respectively, as a result of a disproportionate increase in the sales of our SoCs into this market compared to the increase in sales of our SoCs into the IPTV market.

Other.  Our other markets consists of PC add-ins and other ancillary markets.  Sales to our other markets for the three months ended August 4, 2007 was comparable to the corresponding period in the prior fiscal year.  The decrease of $0.2 million, or 15%, in the net revenues from sales to our other markets for the six months ended August 4, 2007 compared to the corresponding period in the prior fiscal year was primarily due to a decrease in unit sales of PC add-in board products in the first quarter of fiscal 2008.  We expect our revenues from sales to these other markets to continue to decline due to generally declining demand in these markets.

Net revenues by product group.

Our primary product group consists of our SoC solutions.  To a lesser extent we derive revenues from other products and services.  The following table sets forth our net revenues in each of our major product groups and the percentage of total net revenues represented by each product group, for three and six months ended August 4, 2007 and July 29, 2006 (dollars in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues
SoCs	$19,161	95%	$41,354	97%	$32,643	93%	$75,746	96%
Other	975	5%	1,194	3%	2,292	7%	2,818	4%
Total net revenues	$20,136	100%	$42,548	100%	$34,935	100%	$78,564	100%

SoCs.  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, high definition DVD and other media players and HDTV consumer electronic markets.  The increases of $22.2 million, or 116%, in net revenues from SoCs for the three months ended August 4, 2007 and $43.1 million, or 132%, in net revenues from SoCs for the six months ended August 4, 2007 compared to the corresponding periods in the prior fiscal year were due primarily to increases of $21.2 million and $41.0 million for the three and six months ended August 4, 2007, respectively, in sales into newer generation IPTV products and high definition DVD players.

Other.  We derive revenues from other products and services, including engineer support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The increases of $0.2 million and $0.5 million for the three and six months ended August 4, 2007, respectively, were due primarily to increases in sales of our engineering development kits related to our SoCs and increases in support services as a result of our increased SoC sales, partially offset by a decrease in sales of our board products as a result of decreased demand.

Net revenues by geographic region.

The following table sets forth our net revenues by geographic region, and the percentage of total net revenues represented by each geographic region for the three and six months ended August 4, 2007 and July 29, 2006 (dollars in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues
Asia	$8,121	40%	$26,646	63%	$17,083	49%	$48,209	61%
Europe	8,333	41%	14,096	33%	11,728	34%	25,197	32%
North America	3,639	18%	1,776	4%	6,065	17%	5,075	6%
Other regions	43	0%	30	0%	59	0%	83	0%
Total net revenues	$20,136	100%	$42,548	100%	$34,935	100%	$78,564	100%

Asia.  Our net revenues from Asia increased $18.5 million, or 228%, and $31.1 million, or 182%, in the three and six months ended August 4, 2007, respectively, as compared to the corresponding periods in the prior fiscal year.  Our net revenues in Asia represented 63% and 61% of our total net revenues for the three and six months ended August 4, 2007, respectively, as compared to 40% and 49% in the corresponding periods from the prior fiscal year, respectively.  The significant increases in net revenues from Asia in both absolute dollars and as a percentage of our total net revenues were due primarily to our customers’ successful initial product trials and commercial launches of their products incorporating our SoCs.  Also, companies who incorporate our products in their finished goods and are located in other regions continued to move their production orders to large designers and manufacturers located in the Asia region, which has led to a further shifting of our revenues from other regions into the Asia region, as many of our direct customers are large designers and manufacturers located in Asia.  We also continued to experience large volume orders from two distributors located in Asia.

Our net revenues from countries in the Asia region that represented over 10% of our total net revenues for the three and six months ended August 4, 2007 and July 29, 2006 were as follows:

	Three months ended		Six months ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007

Japan	*	19%	*	14%
Singapore	*	18%	*	13%
Korea	23%	13%	11%	17%
China	11%	*	*	*

*   less than 10% of total net revenues

Europe.  Our net revenues from Europe increased $5.8 million, or 69%, and $13.5 million, or 115%, for the three and six months ended August 4, 2007, respectively, as compared to the corresponding periods in the prior fiscal year.  The increases in our net revenues from Europe were primarily attributable to major deployments by our European customers using our IPTV SoCs in their finished goods.  Our revenues from Europe in any given period fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

North America.  Our net revenues from North America decreased $1.9 million, or 51%, and $1.0 million, or 16%, for the three and six months ended August 4, 2007, respectively, as compared to the corresponding periods in the prior fiscal year.  The decrease was primarily attributable to companies located in North America who incorporate our products in their finished goods continuing to move their production orders to large designers and manufacturers located in the Asia region, which has led to a further shifting of our revenues from North America into the Asia region, partially offset by volume orders received from a new customer and existing customers located in North America for our SoC solutions for the IPTV market.  Our revenues from North America in any given period fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

For the three and six months ended August 4, 2007, our net revenues generated outside North America were 96% and 94% of our total net revenues, respectively, as compared to approximately 82% and 83%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers:

Major customers that accounted for over 10% of our total net revenues in the periods presented below are as follows:

	Three months ended		Six months ended
	July 29,	August 4,	July 29,	August 4,
Customers	2006	2007	2006	2007
MTC Singapore	*	18%	*	13%
Macnica, Inc.	*	17%	*	12%
Freebox S.A	26%	15%	15%	14%
Uniquest	10%	12%	24%	17%
Cisco/ Scientific Atlanta	11%	*	*	11%
Netgem	11%	*	*	*

*              Revenue from customer was less than 10% of our total net revenues.

Gross Profit and Gross Margin

Our gross profit for the three months ended August 4, 2007 was $22.3 million, representing a gross margin of 52%, as compared to $9.0 million, representing a gross margin of 45%, for the corresponding period of the prior fiscal year. Our gross profit for the six months ended August 4, 2007 was $40.1 million, representing a gross margin of 51%, as compared to $16.4 million, representing a gross margin of 47%, for the corresponding period of the prior fiscal year. The increases in gross profit and gross margin during the three and six months ended August 4, 2007 were primarily related to the increased sales volume of our SoCs and reduction of our production cost due to the volume purchasing discount we received from our manufacturer.

Operating Expenses

The following table sets forth our operating expenses and the related percentage of total net revenues for the three and six months ended August 4, 2007 and July 29, 2006 (dollars in thousands):

	Three months ended				Six months ended
	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues	July 29, 2006	% of net revenues	August 4, 2007	% of net revenues
Research and development expenses	$5,039	25%	$8,364	20%	$10,266	29%	$14,453	18%
Sales and marketing expenses	1,706	8%	2,692	6%	3,485	10%	4,924	6%
General and administrative expenses	2,149	11%	2,456	6%	4,103	12%	6,705	9%
Total operating expenses	$8,894		$13,512		$17,854		$26,082

Research and development expenses.  Research and development expenses increased by $3.3 million, or 66%, during the three months ended August 4, 2007 as compared with the corresponding period in the prior fiscal year. This increase resulted primarily from $1.5 million in compensation expenses associated with research and development personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.2 million in share-based compensation expense and an increase of $0.8 million in wages and compensation expense associated with research and development personnel and an increase of $0.6 million in software licensing fees.  Share-based compensation expense attributed to our research and development personnel for the three months ended August 4, 2007 were $0.9 million compared to $0.6 million for the corresponding period in the prior fiscal year.  For the six months ended August 4, 2007, research and development expenses increased by $4.2 million, or 41%, as compared with the corresponding period in the prior fiscal year.  This increase resulted primarily from $1.5 million in compensation expense associated with research and development personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.2 million in share-based compensation expense, an increase of $1.4 million in wages and compensation associated with research and development personnel and an increase of $0.5 million in software licensing fees.  Share-based compensation expense attributed to our research and development personnel for the six months ended August 4, 2007 was $1.6 million compared to $1.3 million for the corresponding period in the prior fiscal year.

Sales and marketing expenses.  Sales and marketing expenses increased by $1.0 million, or 58%, during the three months ended August 4, 2007 as compared with the corresponding period in the prior fiscal year.  This increase resulted primarily from $0.4 million in compensation expenses associated with sales and marketing personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.1 million in share-based compensation expense, an increase of $0.3 million in wages and compensation associated with sales and marketing personnel and an increase of $0.1 million in insurance costs.  Share-based compensation expense attributed to our sales and marketing personnel for three months ended August 4, 2007 was $0.3 million compared to the $0.2 million for the corresponding period in the prior fiscal year.  For the six months ended August 4, 2007, sales and marketing expenses increased by $1.4 million, or 41%, as compared with the corresponding period in the prior fiscal year.  This increase resulted primarily from $0.4 million in compensation expenses associated with sales and marketing personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.1 million in share-based compensation expense and an increase of $0.5 million in wages and compensation associated with our sales and marketing personnel and an increase of $0.2 million in insurance costs.  Share-based compensation expense attributed to our sales and marketing personnel for the six months ended August 4, 2007 was $0.5 million compared to $0.4 million for the corresponding period in the prior fiscal year.

General and administrative expenses.  General and administrative expenses increased by $0.3 million, or 14%, during the three months ended August 4, 2007 as compared with the corresponding period in the prior fiscal year.  This increase resulted primarily from $0.3 million in compensation expense associated with our general and administrative personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.2 million in share-based compensation, partially offset by a decrease of $0.4 million in outside professional services.  Share-based compensation expense attributed to our general and administrative personnel for the three months ended August 4, 2007 was $0.5 million compared to $0.3 million for the corresponding period in the prior fiscal year.  General and administrative expenses increased by $2.6 million, or 63%, during the six months ended August 4, 2007 as compared with the corresponding period in the prior fiscal year.  This increase was due primarily to $0.3 million in compensation expenses associated with our general and administrative personnel as a result of the employee stock option tender offer we initiated in the three months ended August 4, 2007, an increase of $0.2 million in share-based compensation, $0.5 million increase in wages and compensation associated with our general and administrative personnel, and $1.4 million in outside professional services, mostly related to the review of our historical stock option granting practices and the re-audits of our fiscal years 2006 and 2005 financial statements.  Share-based compensation expense attributed to our general and administrative personnel for the six months ended August 4, 2007 was $0.8 million compared to $0.6 million for the corresponding period in the prior fiscal year.

Share-based compensation expense.  The following table presents the total share-based compensation expense that is included in each functional line item in the consolidated condensed statements of operations for the three and six months ended August 4, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007

Cost of revenues	$79	$101	$173	$189
Research and development expenses	649	868	1,322	1,552
Sales and marketing expenses	190	280	392	488
General and administrative expenses	303	464	603	810
Total share-based compensation	$1,221	$1,713	$2,490	$3,039

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Interest Income and Other Income, Net.

Our other income primarily consisted of interest income from short-term investments offset by interest expense for a bank loan.  For the six months ended August 4, 2007, we recovered $31,000 from a long-term investment which was fully written off in fiscal year 2007.

Provision for Income Tax

Our provision for income taxes consisted primarily of federal alternative minimum income taxes, state income taxes and foreign income taxes on our foreign subsidiaries. Income tax provision for the three and six months ended August 4, 2007 was $608,000 and $799,000, respectively, and was comprised of alternative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and six months ended July 29, 2006 was $31,000 and $33,000, respectively and was comprised of state income tax and foreign income tax. The increase in the income tax provision for the three and six months ended August 4, 2007 is primarily attributable to the increase in our pre-tax income.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The French taxing authority is currently auditing the research and development tax credit that we claimed from fiscal year 2001 through fiscal year 2005.  In addition, the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  There are no other ongoing income tax examinations by taxing authorities at this time.  Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

Liquidity and Capital Resources

As of August 4, 2007, our principal sources of liquidity consist of cash, cash equivalents and short-term investments of $43.1 million, which represents an increase of $9.9 million compared with $33.2 million at February 3, 2007.  For the six months ended August 4, 2007, the increase in cash, cash equivalents and short-term investments from February 3, 2007 was the result of net cash generated from our operating activities of $6.1 million and the exercise of employee stock options and stock purchases rights resulting in net cash proceeds of $4.2 million partially offset by approximately $0.4 million of capital expenditures.

Cash flows from our operating activities

Net cash provided by operating activities was $6.1 million for the six months ended August 4, 2007.  The cash provided by our operating activities in the six months ended August 4, 2007 was primarily due to net income of $14.0 million, non-cash expenses of $1.6 million of depreciation and amortization and $2.4 million of compensation expenses related to the tender offer of our common stock initiated in the second quarter, partially offset by increases in accounts receivable of $10.0 million and inventory of $1.1 million and a decrease in accounts payable of $4.0 million.  We incurred non-cash expenses of $3.1 million for share-based compensation expense in the six months ended August 4, 2007.

The increases in inventory and accounts receivable in the six months ended August 4, 2007 were associated with the increase in our net revenues during the period as a result of increased sales into the IPTV, high definition DVD and other media players and HDTV markets.

Net cash used in operating activities was $4.3 million for the six months ended July 29, 2006.  The cash used in our operating activities in the six months ended July 29, 2006 was primarily due to increases in accounts receivable of $7.1 million and inventory of $7.3 million and a net loss of $1.1 million, partially offset by non-cash expenses of $1.0 million for depreciation and amortization, and increases in accounts payable of $6.1 million and accrued liabilities of $1.2 million.  We incurred non-cash expenses of $2.4 million for share-based compensation expense in the six months ended July 29, 2006.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow revenue while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from our investing activities

Net cash used in our investing activities was $1.2 million for the six months ended August 4, 2007, primarily due to our purchase of short-term investments of $43.5 million and capital equipment of $0.4 million, offset by the maturities of the short term investments of $42.6 million.

Net cash provided by our investing activities was $0.6 million for the six months ended July 29, 2006,  primarily due to $15.1 million of cash received from the maturities of the short term investments and $0.1 million of cash received in our acquisition of Blue7 Communications, partially offset by our purchase of short-term investments of $14.0 million and capital equipment of $0.7 million.

Cash flows from our financing activities

Net cash provided by financing activities was $4.1 million in the six months ended August 4, 2007, which primarily consisted of $4.2 million of proceeds from the exercise of employee stock options and stock purchase rights, partially offset by our repayment of our outstanding term loan of $0.1 million.

Net cash provided by financing activities was $2.0 million in the six months ended July 29, 2007, which primarily consisted of $1.1 million of proceeds from the exercise of employee stock options and stock purchase rights and net borrowings of $1.0 million, partially offset by our repayment of our outstanding term loan of $0.1 million.

To date, our primary sources of funds have been proceeds from common stock issuances and borrowings under bank lines of credit.  In certain periods, cash generated from operations has also been a source of funds.  While we generated cash from operations in the six months ended August 4, 2007 and for the fiscal years 2007, 2006 and 2005, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.

Tax Penalty

In August 2007, the IRS notified us that we owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The penalty involves one particular payment made in connection with certain stock option exercises in April 2007.  We are disputing this penalty.  The IRS has suspended the penalty matter pending further discussion with us.

Line of Credit and Term Loan

On August 12, 2005, we entered into a Loan and Security Agreement, or the Loan Agreement, with United Commercial Bank, or the Bank. The Loan Agreement provides for a maximum borrowing amount of approximately $15.5 million across three credit facilities consisting of two 2-year Lines of Credit and a 30-month Term Loan of $0.5 million. Under the Loan Agreement, we were subject to certain financial covenants.  As of August 4, 2007, we were in compliance with all of the covenants contained in the Loan Agreement and had $0.1 million outstanding under the Term Loan.

On August 30, 2007, we paid off the remaining $0.1 million outstanding under the Term Loan and terminated the Loan Agreement.  We will not be required to make any further payments under the Term Loan or Lines of Credit.

Contractual Obligations and Commitments

We do not have guaranteed price or quantity commitments with any of our suppliers.  We generally maintain products for sale through distributors based on forecasts rather than firm purchase orders.  Additionally, we generally manufacture products for sale to our customers and acquire the necessary materials to manufacture those products, only after receiving purchase orders from such customers.  Purchase orders with delivery dates longer than 12 weeks from the date of the order are typically cancelable until four weeks prior to the scheduled delivery date without substantial penalty to our customers.  For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and 12 weeks of scheduled delivery dates, and within four weeks of scheduled delivery dates are also generally non-reschedulable.

The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations as of August 4, 2007.

Contractual Obligations:	Payments Due by Period
	1 year or less	1 – 3 Years	3 – 5 years	5 years or more	Total
Operating Leases	$707	$1,665	$1,786	$141	$4,299
Term Loan	133	—	—	—	133
Non-cancelable purchase orders	12,902	—	—	—	12,902
	$13,742	$1,665	$1,786	$141	$17,334

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our board of directors.  This is a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.  This sublease expired in September 2007.

On February 22, 2007, we entered into a lease agreement for a new approximately 66,000 square foot facility in Milpitas, California.  We relocated our headquarters to this facility in September 2007.  The new lease commenced on June 30, 2007 and will expire in September 2012.  We will pay a monthly base rent plus common area maintenance and building operating expenses over the term of the lease.  The monthly base rent will increase over the life of the lease from approximately $42,000 to $55,000, with free base rent for the initial three months.

Off-balance Sheet Transactions

As of August 4, 2007, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements or SFAS 157.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt it beginning in the first quarter of fiscal year 2009.  We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

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

Interest Rate Sensitivity.  As of August 4, 2007 and February 3, 2007, we held approximately $43.1 million and $33.2 million, respectively, of cash, cash equivalents and short-term investments.  Our short-term investments generally consist of the U.S. government and corporate debt securities with an average original maturity of less than one year.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a material impact on our net income (loss) and cash flows.

In addition, we had borrowings outstanding of $0.1 million and $0.2 million as of August 4, 2007 and February 3, 2007, respectively, under a term loan agreement for financing equipment for research and development, and no borrowings outstanding under our two variable interest-rate bank lines of credit.  If short-term interest rates were to increase 10%, the increased interest expense associated with these arrangements would not have a material impact on our net income (loss) and cash flows.

Foreign Currency Exchange Rate Sensitivity.  The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar and Euro.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at August 4, 2007 or February 3, 2007, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of controls and procedures.

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

As discussed in Note 3 in Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A filed with the SEC on August 9, 2007, during 2006, a review related to our historical stock option granting practices was carried out by our Audit Committee.  As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, we have recorded additional non-cash share-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006.  As a result, we announced in September 2006 that previously issued financial statements could no longer be relied upon.  We restated previously filed annual financial statements and our quarterly financial statements for fiscal year 2006 and the first quarter of fiscal 2007.

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation was retrospective and conducted as of August 4, 2007, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 4, 2007 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended February 3, 2007, as amended by our Form 10-K/A filed with the SEC on August 9, 2007, which we refer to as our 2007 Form 10-K. As discussed in more detail in our 2007 Form 10-K, as of February 3, 2007, our management concluded, and our independent registered public accounting firm, Armanino McKenna LLP rendered an opinion concurring with management’s conclusion, that we did not maintain effective controls over the following:

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

Controls over share-based compensation.  We had inadequate administration, supervision and review controls over the approval and recording of share-based compensation.

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during 2006, an internal review related to our historical stock option granting practices was carried out by our Audit Committee.  As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, we recorded in prior fiscal years additional non-cash share-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and July 29, 2006; and

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during our fiscal year 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the previously Blue7 employees upon the acquisition of Blue7.  As a result, we restated our financial results for the first quarter of fiscal year 2007 to record an increase to the purchase price and related deferred share-based compensation expense.

We restated previously filed annual and interim financial statements in the 2007 Form 10-K to correct the errors related to accounting for share-based compensation.

Financial statement preparation and review procedures.  We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis.  Specifically, we had insufficient: (a) levels of supporting documentation; (b) review and supervision within the accounting and finance departments; (c) preparation and review of footnote disclosures accompanying our financial statements; and (d) technical accounting resources.  These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate reviews of account reconciliations, analyses and journal entries.  We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries.  Specifically, deficiencies were noted in the following areas: (a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and (b) management review of journal entries recorded during the financial statement preparation process.  These deficiencies resulted in an understatement of warranty accrual and inventory reserves, misclassification errors between research and development expenses and cost of goods sold and other errors in prior financial statements.  These deficiencies resulted in a more than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate controls over purchases and disbursements.  We had inadequate controls over the segregation of duties and authorization of purchases and the disbursement of funds.  These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner.  These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  Specifically, we had

•	inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	inadequate approvals for payment of invoices and wire transfers.

As of August 4, 2007, we had not completed the remediation of any of these material weaknesses.

We are addressing the outstanding material weaknesses described above, as well as our control environment.  We hired a new CFO in the second quarter of fiscal year 2008.  We also expect to undertake the following remediation efforts:

•
hire additional qualified personnel and other resources to strengthen the accounting, finance and information technology organizations and develop a plan to procure and then commence implementation of an enterprise resource planning system to replace our current system, to include appropriate information technology control;

•	adopt administration, supervision, and review controls over share based compensation;

•	implement controls to ensure the periodic review of and changes to our end-user computing spreadsheets used in the period-end financial statement preparation and reporting process; and

•	review and implement appropriate vendor, purchasing and disbursements segregation of duties controls.

These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above.  We likely will not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for our current fiscal year that will end February 2, 2008.

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended.  The discussion above in this Item 4 includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

There was no change in our internal control over financial reporting during the three months ended August 4, 2007.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the "Federal Action") and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the "State Action").

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to us in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also allege that the individual defendants aided and abetted one another's alleged breaches of fiduciary duty, caused corporate waste, violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants' option contracts, imposition of a constructive trust over executory option contracts and attorney's fees.  We are named as a nominal defendant in both the Federal and State Actions; thus, no recovery against us is sought.

We have filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint on August 13, 2007.  Defendants have until September 19, 2007 to respond to the Complaint.  A hearing on the Motion to Dismiss the Amended Consolidated Shareholder Derivative Complaint is currently scheduled for November 30, 2007.  We have also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  We filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  A hearing on the Demurrer is currently scheduled for September 21, 2007.

We previously disclosed that the SEC has initiated an informal inquiry into our stock option granting practices.  The SEC has requested that we voluntarily produce documents relating to, among other things, our stock option practices.  We are cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for our fiscal year 2004 and 2005.  We have also requested that fiscal year 2006 be included in this audit cycle.  In August 2007, the IRS began an income tax audit for our fiscal year 2005.  The focus of the IRS audit relates to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes.  The IRS has not yet proposed any tax, interest or penalty deficiency amounts.

In August 2007, the IRS notified us that we owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The penalty involves one particular payment made in connection with certain stock option exercises in April 2007.  We are disputing this penalty.  The IRS has suspended the penalty matter pending further discussion with us.

ITEM 1A: RISK FACTORS

You should carefully consider the risks described below before making a decision to buy our common stock.  The risks and uncertainties described below are not the only ones we face.  If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Our Industry

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal year 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our current litigation and related inquiries, please see the section titled “Legal Proceedings" in Part II, Item 1 of this report, as well as the other risk factors related to litigation set forth in this section.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the financial impact of determining the correct measurement dates for our stock option grants.  Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC or take other actions not currently contemplated.

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

We have had ongoing material weaknesses in our internal control over financial reporting since the fiscal period ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  In September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We had been unable to report in a timely manner our financial results for the last three quarterly periods of fiscal year 2007 as a result of a voluntary review of our stock option grant practices.  We continue to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting, as further described in the section titled, “Controls and Procedures” of Part I, Item 4 of this report. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to all of our other material weaknesses.  Our management concluded, and our independent registered public accounting firm agreed with our conclusions, that, as of February 3, 2007, we had inadequate company-level controls, inadequate controls over share-based compensation, inadequate financial statement preparation and review procedures, inadequate review procedures over account reconciliations, account and transaction analyses and journal entries, and inadequate controls over purchases and disbursements.  We also carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was most recently performed as of August 4, 2007, the last day of our second fiscal quarter.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 4, 2007, because we had not completed the remediation of our material weaknesses discussed above.

These deficiencies resulted in errors in our historical financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  In August 2007, we filed an amendment to our annual report on Form 10-K for fiscal year 2007, in order to correct certain clerical errors in our financial statements and financial statement footnotes.

Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline.  We have initiated corrective actions, which we believe will help remediate each of these material weaknesses.  However, we likely will not have sufficient time to implement all of our remediation efforts before testing our internal control over financial reporting for the fiscal year 2008.  We also cannot be certain that these measures will result in our ability to maintain adequate controls over our financial processes and reporting in the future.  If these actions are not successful in addressing these material weaknesses or if we identify additional material weaknesses in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected.  In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages, any or all of which could harm our business and financial condition.

We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits.  For example, the SEC has inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in the section titled, “Controls and Procedures” of Part I, Item 4 of this report. We cannot assure you that these or any actions that have been or may be brought against us will be resolved in our favor.  Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and resolve.  Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources, and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we intend to implement a new enterprise resource management system in connection with our efforts to address the material weaknesses in our internal control over financial reporting.  If we fail to adequately manage our growth, or to improve and develop our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenues could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, high definition DVD and other media players and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  For example, there are two standards competing in the high definition DVD market, which are Blu-ray and HD DVD.  To date, all of our sales have been into the Blu-ray portion of this market.  It is unclear which of these standards will prevail in the high definition DVD market. We expect the majority of our revenues for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenues is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenues.

We currently expect our SoCs to account for the substantial majority of our net revenues for the foreseeable future.  For the six months ended August 4, 2007 and fiscal year 2007, sales of our SoCs represented 96% and 95%, respectively, of our net revenues.  Even if the sectors of one consumer electronics market that we target continue to expand, manufacturers of consumer products in these sectors may not choose to utilize our SoCs in their consumer products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenues could be harmed.

We depend on a limited number of customers, and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenues to decline.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer could materially reduce our net revenues and adversely affect our results of operations.  We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenues for the foreseeable future.  We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers.  Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties.  We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations and may experience cancellations in the future.  We may not be able to replace the cancelled, delayed or reduced purchase orders with new orders.  Any difficulty in the collection of receivables from key customers could also harm our business.

For the six months ended August 4, 2007, Uniquest, Freebox, MTC Singapore, Macnica and Scientific Atlanta (now part of Cisco Systems) accounted for 17%, 14%, 13%, 12% and 11%, respectively, of our net revenues.  For fiscal year 2007, Freebox and Uniquest accounted for 20% and 17%, respectively, of our net revenues.

If we fail to achieve initial design wins for our products, we may be unable to recoup our investments in our products and revenue could decline.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product.  Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time, due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor.  As a result, if we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source, which usually means we would only able to sell a limited amount of product to them.  Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs, and they can choose at any time to stop using our products, for example if their own products are not commercially successful.  This may cause us to be unable to recoup our investments in the development of our products and cause our revenues to decline.

Our industry is highly competitive and we may not be able to compete effectively, which would harm our market share and cause our revenues to decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.

We may not be able to compete successfully against current or potential competitors.  We compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Lastly, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and high definition DVD player markets, to seek a second supplier of SoCs for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenues could decline.

The average selling prices of semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross margins.

The semiconductor industry, in general, and the consumer electronics markets that we target, specifically, are characterized by intense price competition, frequent introductions of new products and short product life cycles, which can result in rapid price erosion in average selling prices for semiconductor products.  A decline in the average selling prices of our products could harm our revenues and gross margins.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  In the past, we have reduced our prices to meet customer requirements or to maintain a competitive advantage.  Reductions in our average selling prices to one customer could impact our average selling prices to all customers.  If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could experience declines in our net revenues and gross margins.

We have a history of fluctuating operating results, including a net loss in fiscal year 2006, and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We suffered a net loss of $1.6 million in fiscal year 2006 and became profitable again in fiscal year 2007 with net income of $6.2 million, due to a sharp increase in demand for our products.  As of August 4, 2007, we had an accumulated deficit of $52.7 million.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenues while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable for the three months ended August 4, 2007 and for fiscal year 2007, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We may not be able to accurately anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner.  We have, in the past, invested substantial resources in emerging technologies for use in products that did not achieve the market acceptance we had expected.

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;

•	accurately design new SoC products;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers' products.

If we fail to anticipate market requirements or to develop new products or product enhancements to meet those needs in a cost-effective and timely manner, it could substantially decrease market acceptance and sales of our present and future products and we may be unable to attract new customers or retain our existing customers, which would significantly harm our business and financial results.

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

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense.  None of our officers or key employees is bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenues.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV market.  After we have delivered a product to a customer, the customer will usually test and evaluate our product with its service provider customer prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to 18 months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenues, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as net revenues during each quarter.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  Any failure or delay in the closing of orders expected to occur within a quarterly period would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter, we may be unable to ship products to fill those orders during the same quarter in which we received the corresponding order, which could have an adverse impact on our operating results for that quarter.

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our SoCs, and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company, and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  Although we have contracts with both of these manufacturers, those contracts do not require them to manufacture our products or perform services on our behalf on a long-term basis, in any specific quantity or at any specific price.  Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice, or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those clients, decreasing the capacity available to us.

If we fail to effectively manage our relationships with TSMC and ASE, if we are unable to secure sufficient capacity at our third-party manufacturers' facilities or if any of them should experience delays, disruptions or technical or quality control problems in our manufacturing operations, or if we had to change or add additional third-party manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed, our relationships with our customers would suffer and our market share and operating results would suffer. If our third-party manufacturers' pricing for the products and services they provide increases and we are unable to pass along such increases to our customers, our operating results would be adversely affected.  Also, the addition of manufacturing locations or additional third-party subcontractors would increase the complexity of our supply chain management.  Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries, such as quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, avian flu or any similar outbreaks.  Each of these factors could harm our business and financial results.

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our SoC products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

As indicated above, we use a single wafer foundry to manufacture substantially all of our products and a single source to assemble and test substantially all of our products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our SoC requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly.  In order to bring these new foundries on-line, we and our customers would need to qualify their facilities, which process could take as long as several months.  Once qualified, these new foundries would then require an additional number of months to actually begin producing SoCs to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors.  Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

If our third-party manufacturers do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed, which in turn would harm our operating results and financial performance.

The fabrication of semiconductors is a complex and technically demanding process.  Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be stopped or suspended.  Although we work closely with our third-party manufacturers to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities.  When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers' demand.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity.  Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to transition our SoCs to increasingly smaller sizes while maintaining or increasing functionality, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller chips, which are measured in microns and referred to as geometry processes.  The smaller chip size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractor to modify the manufacturing processes for our products and to redesign some products.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects, which could damage our reputation with current or prospective customers, adversely affect the market acceptance of new products and result in warranty claims.

Highly complex products, such as those that we offer, frequently contain defects, particularly when they are first introduced or as new versions are released.  Our SoCs contain highly sophisticated silicon technology and complex software.  In the past we have experienced, and may in the future experience, defects in our products, both with our SoCs and the related software products we offer.  If any of our products contains defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers.  In addition, these defects could interrupt or delay sales or shipment of our products to our customers.  Manufacturing defects may not be detected by the testing process performed by our subcontractors.  If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product recalls, harm to our reputation and a decline in our net revenues, income from operations and gross margins.

In addition, our agreements with some customers contain warranty provisions, which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period, and other limitations on our liability.  However, our contractual limitations on our liability may be unenforceable in a particular jurisdiction.  We do not have insurance coverage for any warranty or product liability claims, and a successful claim could require us to pay substantial damages.  A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have adverse effects on our business results.

We are subject to risks arising from our international operations.

We derive a substantial portion of our net revenues from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  In the six months ended August 4, 2007 and in fiscal year 2007, we derived 93% and 89%, respectively, of our revenue from customers outside of North America.  We also have significant operations overseas, including a research and development facility in France and a sales office and warehouse in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

We may engage in investments in and acquisitions of other businesses and technologies, which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, we completed the acquisition of Blue7 Communications, or Blue7, in February 2006.  However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

If we are able to acquire companies, products or technologies, we could experience difficulties in integrating them.  Integrating acquired businesses involves a number of risks, including:

•	potential disruption of our ongoing business and the diversion of management resources from other business concerns;

•	unexpected costs or incurring unknown liabilities;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies; and

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience.

 If we are unable to successfully integrate the businesses we acquire, our operating results could be harmed.

Changes in our tax rates may harm our future results.

Our future effective tax rates may be unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards.  At February 3, 2007, we had federal and state tax net operating loss carryforwards of approximately $56.3 million and $4.5 million, respectively.  These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.  In recent fiscal periods, we have succeeded in maintaining a low effective tax rate as a result of our net operating loss carryforwards.  Our continued use of our net operating loss carryforwards, however, and credit carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended, or the Code, and may be exhausted if our current financial performance continues, which would result in a significant increase in our effective tax rate.  If we were to make a determination that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, we would be required to accelerate the entire remaining benefit of our net operating loss carryforwards in the period in which this determination is made.  This, in turn, would accelerate the increase in our effective tax rate for periods following the period of such a determination and our operating results could be harmed as a result.  Our plans for continued international expansion may also further limit our ability to utilize our net operating loss carryforwards as our net income increases.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  For example, the French taxing authority is currently auditing the research and tax credits we claimed from fiscal year 2001 through fiscal year 2005 and the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We may face intellectual property claims that could be costly to defend and result in our loss of significant rights.

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights.  We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights.  From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights.  Any of the foregoing events or claims could result in litigation.  Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements.  Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenues.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of August 31, 2007, we held 30 patents and these patents will expire within the next 5 to 16 years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

Our business may become subject to seasonality, which may cause our revenues to fluctuate.

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our SoCs into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced seasonality to date in sales of our products, due to overall growth in demand for our SoCs, we may, in the future, experience lower sales in our second fiscal quarter and higher sales in our third fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets into which we sell our products.  As a result, our operating results may vary significantly from quarter to quarter.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	expenses related to our remediation efforts and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of an inability to use our net operating loss carryforwards or otherwise;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of potential economic instability in the Asia-Pacific region; and

•	continuing impact and expenses related to our stock option review and its resolution

In addition, the market prices of securities of semiconductor and other technology companies have been volatile.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies.  In the past, we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.

Our stock price has demonstrated volatility, and continued volatility in the stock market may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, from January 1, 2007 through August 31, 2007, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $20.20 on January 22, 2007 to a high of $42.70 on August 30, 2007.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business.  If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline.  If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our organizational documents, our rights agreement and California law could delay or prevent a change in control of our company that our shareholders may consider favorable.

Our articles of incorporation and bylaws contain provisions that could limit the price that investors might be willing to pay in the future for shares of our common stock.  Our Board of Directors can authorize the issuance of preferred stock that can be created and issued by our Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future.  The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares.  In addition, our Board of Directors has adopted a rights plan that provides each share of our common stock with an associated right to purchase from us one one-thousandth share of Series D participating preferred stock at a purchase price of $58.00 in cash, subject to adjustment in the manner set forth in the rights agreement.  The rights have anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in our company on terms not approved by our Board of Directors.  In addition, provisions of California law could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on July 12, 2007, our shareholders voted on and approved two proposals as follows:

1. Our shareholders elected four directors to serve until our next annual meeting of shareholders, or until their successors are duly elected and qualified.  The four directors so elected and the voting results with respect thereto were as follows:

Name	Votes For	Votes Against	Votes Abstaining	BrokerNon-Votes
Thinh Q. Tran	20,516,438	1,082,984	0	0
William J. Almon	16,578,784	5,020,638	0	0
Julien Nguyen	20,500,991	1,098,431	0	0
Lung C. Tsai	16,578,284	5,021,138	0	0

2. Our shareholders ratified the appointment of Armanino McKenna LLP as our independent registered public accounting firm for our fiscal year ending February 2, 2008.  The results were as follows:

For:	21,143,794
Against:	49,132
Abstained:	406,494
Broker Non-Votes:	0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

The following exhibits are filed herewith:

10.1
Offer letter, dated as of May 16, 2007, between the Registrant and Thomas E. Gay III.  Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 14, 2007.

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

(1)
The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
Date: September 13, 2007
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Offer letter, dated as of May 16, 2007, between the Registrant and Thomas E. Gay III.  Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 14, 2007.

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

(1)
The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.