Form 10-Q
period 2007-11-03
SIGMA DESIGNS INC
filed 2007-12-13
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐    NO  ☒

As of November 30, 2007, we had 29,452,447 shares of Common Stock issued and outstanding.

SIGMA DESIGNS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 3, 2007	February 3, 2007 *
Assets
Current assets:
Cash and cash equivalents	$164,899		$24,413
Short-term marketable securities	85,847		8,791
Accounts receivable, net	30,405		11,231
Inventories	18,894		16,003
Prepaid expenses and other current assets	2,248		1,095
Total current assets	302,293		61,533

Long-term marketable securities	$12,335	$	−
Equipment and leasehold improvements, net	5,041		3,364
Goodwill	5,020		5,020
Intangible assets, net	4,609		5,527
Long-term investments	263		263
Other non-current assets	436		377
Total assets	$329,997		$76,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,475		$13,723
Accrued liabilities	11,557		8,800
Current portion of bank term loan	−		226
Total current liabilities	27,032		22,749

Long term portion of bank term loan	−		15
Other long-term liabilities	673		348
Total liabilities	27,705		23,112
Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding Common stock and additional paid-in capital; no par value; 35,000,000 shares authorized; 29,351,908 and 22,903,930 shares issued and outstanding at November 3, 2007 and February 3, 2007, respectively	333,503		119,301
Shareholder notes receivable	−		(58)
Accumulated other comprehensive income	506		351
Accumulated deficit	(31,717)		(66,622)
Total shareholders’ equity	302,292		52,972
Total liabilities and shareholders’ equity	$329,997		$76,084

*  February 3, 2007 balances have been derived from the audited financial statements as of the same date.

See accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net revenue	$66,244	$25,055	$144,808	$59,990
Cost of revenue	31,017	13,017	69,463	31,560
Gross profit	35,227	12,038	75,345	28,430
Operating expenses:
Research and development	7,488	5,581	21,941	15,847
Sales and marketing	2,785	1,921	7,709	5,406
General and administrative	2,541	1,839	9,246	5,942
Total operating expenses	12,814	9,341	38,896	27,195
Income from operations	22,413	2,697	36,449	1,235
Interest and other income, net	1,446	149	2,166	504
Income before income taxes	23,859	2,846	38,615	1,739
Provision for income taxes	2,909	104	3,708	137
Net income	$20,950	$2,742	$34,907	$1,602

Net income per share:
Basic	$0.80	$0.12	$1.43	$0.07
Diluted	$0.72	$0.11	$1.27	$0.06

Shares used in computing net income per share:
Basic	26,234	22,794	24,360	22,642
Diluted	28,958	25,572	27,532	25,365

See accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$34,907	$1,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,415	1,690
Share-based compensation expense	4,738	3,630
Provision to record inventory at the lower of cost or market	316	373
Provisions for sales returns, discounts and doubtful accounts	1,427	31
Shareholder notes receivable written off	29	−
Loss on disposal of equipment and leasehold improvements	3	10
Gain on Long-term investment	(31)	−
Investment impairment charges	−	19
Accretion of contributed leasehold improvements	(98)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(20,601)	(9,548)
Inventories	(3,207)	(10,364)
Prepaid expenses and other current assets	(1,155)	389
Other non-current assets	(59)	−
Accounts payable	1,740	4,983
Accrued liabilities and others	2,485	2,315
Other long-term liabilities	345	−
Net cash provided by (used in) operating activities	23,254	(4,932)

Cash flows from investing activities:
Purchase of marketable securities	(161,141)	(17,922)
Sale and maturities of marketable securities	71,750	19,333
Purchase of equipment and leasehold improvements	(2,819)	(1,381)
Recovery of long-term investment loss	31	−
Cash received in business acquisition, net of cash paid	−	147
Other	−	20
Net cash (used in) provided by investing activities	(92,179)	197

Cash flows from financing activities:
Bank borrowings	−	1,300
Shareholder notes receivable	29	−
Net proceeds from exercise of employee stock options and stock purchase rights	7,205	1,216
Excess tax benefit on share-based compensation	3,363	−
Proceeds from issuance of common stock, net of offering costs	198,894	−
Repayment of bank term loan	(242)	(151)
Net cash provided by financing activities	209,249	2,365

Effect of foreign exchange rates changes on cash and cash equivalents	162	53
Increase (decrease) in cash and cash equivalents	140,486	(2,317)
Cash and cash equivalents at beginning of period	24,413	16,827
Cash and cash equivalents at end of period	$164,899	$14,510

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine Months Ended
	November 3, 2007		October 28, 2006
Supplemental disclosure of cash flow information:
Common stock issued and fair value of stock options assumed for Blue7 acquisition	$	−	$11,414
Cash paid for interest		$10	$42
Cash paid for income taxes		$284	$17

See accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Summary and Significant Accounting Policies

Business Summary:  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions for the IPTV, high definition DVD and other media players, HDTV markets and other markets.  The Company sells its products to designers and manufacturers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Follow-on Public Offering:   In October 2007, the Company completed its follow-on public offering in which it sold and issued 4,600,000 shares of its common stock at an issue price of $46.00 per share. The Company raised a total of $211.6 million in gross proceeds from the follow-on public offering, or approximately $198.9 million in net proceeds after deducting underwriting discounts and commissions of $11.6 million and other direct offering costs of $1.1 million.

Basis of Presentation: The condensed consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries in France and Hong Kong.  All intercompany balances and transactions are eliminated upon consolidation.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 3, 2007 and February 3, 2007, the consolidated results of its operations for the three months and nine months ended November 3, 2007 and October 28, 2006, and the consolidated cash flows for the nine months ended November 3, 2007 and October 28, 2006. The results of operations for the three months and nine months ended November 3, 2007 and October 28, 2006 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting Period: Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2008 ended on November 3, 2007.  The third quarter of fiscal 2007 ended on October 28, 2006.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Use of Estimates:  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues generated and expenses incurred during the reporting period.  Actual results could differ from those estimates.  Significant estimates used in preparing these financial statements are related primarily to estimates to determine the collectability of accounts receivable, to determine the allowances against the accounts receivable balances, estimates of the market value used in calculating the value of inventory on the lower of cost or market basis, estimates used in equity award valuation and share-based compensation calculations, estimates of expected future cash flows and useful lives used in the review for impairment of investments, goodwill, intangible assets and other long-lived assets, estimates of the Company’s ability to realize its deferred tax asset, which are also used to establish whether valuation allowances are needed on those assets, and estimates related to litigation and settlement costs accrual. These estimates may change from period to period.  Actual results may also differ materially from management’s estimates.

Concentration of Credit Risk:   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with four financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts.

Cash and Cash Equivalents:  The Company considers all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short and Long Term Marketable Securities:  Short-term marketable securities represent highly liquid debt instruments with a remaining maturity date at purchase of greater than 90 days and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of purchase.  The Company’s marketable securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Inventories:  Inventories are stated at the lower of standard cost (approximating a first-in, first-out basis) or market value.  The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.  As a result of this inventory review, no additional adjustment to the carrying costs was necessary as the provision amount was insignificant for the three months ended November 3, 2007 while the Company charged approximately $125,000 to cost of revenues for the three months ended October 28, 2006, respectively, and charged approximately $316,000 and $373,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.

Investments:  Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.  The Company evaluates the long-term investments for impairment annually according to Emerging Issues Task Force Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”),.  EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.  The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Equipment and Leasehold Improvements:  Equipment and leasehold improvements are stated at cost and categorized into computer and test equipment, software, furniture and fixtures and other.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (three to five years) or the lease term if shorter, except for certain production test equipment (two to five years).  The allowance for leasehold improvements provided by the landlord for the Company’s current facility is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of leasehold improvements.

Goodwill and Purchased Intangible Assets:  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS  142”), the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment.  First, the fair value of each reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test.  The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill.  The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

The Company is currently amortizing acquired intangible assets with definite lives.  Acquired developed technology is amortized over 7 years and non-compete agreements are amortized over their contractual period (currently 3 years).  The amortization expense for acquired developed technology is classified as cost of sales and the amortization expense for other acquired intangible assets is classified as research and development expense in the Company’s consolidated statements of income.

Long Lived Assets:  The Company accounts for long-lived assets, including purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are evaluated for impairment whenever events or changes in circumstances such as a change in technology indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Revenue Recognition:  The Company derives its revenues primarily from three principal sources: product sales, product development contracts and service contracts.  The Company generally recognizes revenues for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

Revenues from product sales to original equipment manufacturers (“OEMs”), distributors and end users are generally recognized upon shipment, as shipping terms are FOB shipping point, except that revenues are deferred when management cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable (generally upon resale by customers, often referred to as a sell-through basis).  Allowances for sales returns, price protection and warranty costs are recorded at the time that revenues are recognized.

Product development agreements typically require that the Company provide customized software to support customer-specific designs, accordingly this revenue is accounted for under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, which is typically a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenues.  Product development revenues were approximately $452,000 and $12,000 for the three months ended November 3, 2007 and October 28, 2006, respectively, and $1,042,000 and $537,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.

Revenues from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenues are included in cost of sales.  Support service revenues were approximately $166,000 and $117,000 for the three months ended November 3, 2007 and October 28, 2006, and $885,000 and $181,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.

Research and Development expenses:  Research and development expenses include costs and expenses associated with the design and development of new products.  To the extent that such costs include the development of computer software, they are generally incurred prior to the establishment of the technological feasibility of the related product that is under development and are therefore expensed as incurred.

Income Taxes:  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. Income tax provision for the three and nine months ended November 3, 2007 was $2,909,000 and $3,708,000, respectively, and was comprised of federal tentative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and nine months ended October 28, 2006 was $104,000 and $137,000, respectively, and was comprised of state income tax and foreign income tax.

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

The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal year 2008.  The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million.  As a result of the implementation of FIN 48, The Company recognized no increase in the liability for unrecognized tax benefits, which was accounted for during previous reporting periods.

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would reduce its effective tax rate, and $2.0 million of unrecognized benefits that would increase its deferred tax assets.  During the nine months ended November 3, 2007, there were no material changes to these amounts.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes.  The aggregate amount of interest and penalty recognized in the statement of operations and statement of financial position was $36,000 as of February 3, 2007.  During the nine months ended November 3, 2007, there were no material changes to this amount.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Tax authorities may challenge the allocation of profits between the Company’s subsidiaries and may challenge certain tax benefits claimed on its tax returns, and the Company may not prevail in any such challenge.  If the Company were not to prevail, it could be subject to higher tax rates or lose certain tax benefits that could result in a higher tax rate.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  The French taxing authority is currently auditing the research and development tax credit that they have claimed from fiscal year 2001 through the 2005 fiscal year.  In addition the IRS has commenced an employee payroll tax audit for their fiscal years 2004 and 2005 and an income tax audit for its fiscal year 2005.  There are no other ongoing income tax examinations by taxing authorities at this time.  The Company’s tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

Foreign Currency:  The functional currency of the Company’s foreign subsidiaries is the local currency of each country.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Transaction gains and losses, which are included in Interest and other income, net, in the accompanying consolidated statements of operations, have not been significant for all years presented.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income or loss.  Other comprehensive income or loss components include foreign currency translation adjustments and unrealized gains or losses on investments.

Fair Value of Financial Instruments:  For certain of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

Recent Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the Company is required to adopt it beginning in the first quarter of fiscal year 2009.  The Company is currently in the process of evaluating the impact that the adoption of SFAS 157 will have on their consolidated financial position and results of operation.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is required to adopt it beginning in the first quarter of fiscal year 2009. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on their financial position, results of operations or cash flows.

2.  Investments

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

3.  Share-based Compensation

The effect of recording share-based compensation for the three-months and nine-months ended November 3, 2007 and October 28, 2006 was as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Share based compensation by type of award:
Stock options	$1,380	$1,171	$3,973	$3,353
Employee stock purchase plan	96	−	309	86
Total share-based compensation	1,476	1,171	4,282	3,439
Tax effect on share-based compensation plan	(204)	(57)	(305)	(172)

Net effect on net income	$1,272	$1,114	$3,977	$3,267

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, grant price, market price and actual employee stock option exercise behavior.

The Company estimates the fair value of stock options consistent with the provisions of SFAS 123R, SAB No. 107 and its prior period pro forma disclosures of net earnings, including share-based compensation expense (determined under a fair value method as prescribed by SFAS 123).  The weighted-average estimated value of employee stock options granted during the three months ended November 3, 2007 and October 28, 2006 was $37.48 and $8.07 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended November 3, 2007 was $8.47 per share.  No stock purchase rights were granted to the employees pursuant to the Employee Stock Purchase Plan during the three months ended October 28, 2006 due to the Company’s then noncompliance with the SEC periodic filing requirements.  The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended				Nine Months Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	67%	60%	69%	−	67%	60%	70%	63%
Risk free interest rate	4.01%	4.93%	4.82%	−	4.45%	4.93%	4.76%	5.11%
Expected term of options and purchase rights (in years)	6.1	0.5	6.1	−	6.05	0.5	5.89	0.5
Dividend Yield	None	None	None	None	None	None	None	None

The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and the historical volatility of the Company’s stock.  The risk-free interest rate is based on the yield available on U.S. Treasury securities with an equivalent remaining term.  The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected life of purchase right is the period of time remaining in the current offering period.  The dividend yield assumption is based on its history of not paying dividends and assumption of not paying dividends in the future.

Option Activity

2001 Option Plan and 2003 Director Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at February 3, 2007	5,492,738	$5.92
Options granted	176,000	$26.81
Options forfeited	(33,829)	$12.53
Options exercised	(648,816)	$2.42

Options outstanding at May 5, 2007	4,986,093	$7.06
Options granted	359,500	$30.47
Options forfeited	(173,384)	$22.76
Options exercised	(510,578)	$4.08

Options outstanding at August 4, 2007	4,661,631	$9.13
Options granted	143,000	$58.45
Options forfeited	(45,353)	$14.67
Options exercised	(665,255)	$4.61

Options Outstanding at November 3, 2007	4,094,023	$11.53	6.72	$192,099,332
Options vested and expected to vest November 3, 2007	3,926,114	$11.19	6.64	$185,538,178
Options exercisable at November 3, 2007	2,047,896	$5.41	5.00	$108,612,359

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of its common stock on November 3, 2007.  The aggregate intrinsic value of employee options exercised under its stock option plans was $23.2 million and $421,000 for the three months ended November 3, 2007 and October 28, 2006, respectively, determined as of the date of option exercise.  The fair value of options that vested during the three months ended November 3, 2007 and October 28, 2006 was $2.0 and $1.6 million respectively.

The options outstanding and currently exercisable at November 3, 2007 were in the following exercise price ranges:

Exercise Prices			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at November 3, 2007	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at November 3, 2007	Weighted Average Exercise Price
$0.95	−	$1.71	422,330	4.57	$1.43	411,939		$1.43
$2.34	−	$3.3	451,422	2.72	$3.01	402,150		$2.98
$3.38	−	$5.43	575,441	5.10	$4.29	451,838		$4.05
$5.60	−	$7.89	581,275	6.25	$7.32	361,736		$7.18
$7.99	−	$9.89	309,527	7.82	$9.75	101,046		$9.66
$11.06	−	$11.06	573,534	8.81	$11.06	109,084		$11.06
$11.40	−	$13.88	450,310	7.66	$11.7	171,774		$11.67
$15.91	−	$28.63	370,684	8.99	$23.44	36,329		$17.06
$31.57	−	$31.57	216,500	9.75	$31.57	2,000		$31.57
$58.45	−	$58.45	143,000	10.00	$58.45	−	$	−
$0.95	−	$58.45	4,094,023	6.72	$11.53	2,047,896		$5.41

As of November 3, 2007, the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under its option plans was $23.3 million which will be recognized over an estimated weighted average amortization period of 3.14 years.

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

Non-Employee Related Share-based Compensation Expense

In accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services” (EITF 96-18), the Company records share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Expected volatility	66%	90%	67%	90%
Risk free interest rate	4.57%	4.57%	4.57%	4.75%
Expected term of options (in years)	5.76	6.05	6.00	6.03
Dividend yield	None	None	None	None

The Company recognizes share-based compensation expense over the corresponding service periods, which are typically five years.  For the three and nine months ended November 3, 2007, the Company recorded non-employee compensation expense of approximately $223,000 and $456,000 million, respectively.  For the three and nine months ended October 29, 2006, the Company recorded non-employee related stock compensation expense of $98,000 and $190,000 respectively.

4.  Inventories

Net inventories consisted of the following (in thousands):

	November 3,	February 3,
	2007	2007
Raw materials	$6,480	$7,696
Work in process	7,121	1,680
Finished goods	5,293	6,627
	$18,894	$16,003

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

On May 15, 2006, the Company utilized $2.8 million of its first 2-year Line of Credit for a standby letter of credit to a supplier.  As of August 4, 2007, the Company had no outstanding balance under either of its two Lines of Credit and had availability to draw down an approximate amount of $11.2 million.

On August 30, 2007, the Company paid off the $0.1 million outstanding under the Term Loan and terminated both Lines of Credit under the Loan Agreement.

As of November 3, 2007, the Company has no outstanding balance under the Term Loan.

6.  Net Income per Share

Net income per share: Basic for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Net income per share: Diluted for the periods presented in which the Company had net income is computed by including shares subject to repurchase as well as dilutive options; in periods when the Company had a net loss, these potentially dilutive securities have been excluded as they would be anti-dilutive.

The following table sets forth the basic and diluted net income per share computation for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Numerator:
Net income, as reported	$20,950	$2,742	$34,907	$1,602
Denominator:
Weighted average common shares outstanding - basic	26,234	22,794	24,360	22,642

Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	−	99	−	92
Stock options	2,724	2,679	3,172	2,631
Shares used in computation - diluted	28,958	25,572	27,532	25,365
Net income per share:
Basic	$0.80	$0.12	$1.43	$0.07
Diluted	$0.72	$0.11	$1.27	$0.06

The following is a summary of the excluded potentially dilutive securities as of (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Stock options excluded because exercise price in excess of average stock price	239	721	262	721

7.  Comprehensive Income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net income	$20,950	$2,742	$34,907	$1,602
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	12	4	(1)	35
Cumulative foreign currency translation adjustment	95	(3)	156	53
Total comprehensive income	$21,057	$2,743	$35,062	$1,690

8.  Acquisition

On February 16, 2006, the Company completed the acquisition of Blue7 for $11.9 million. Blue7’s balance sheet and results of operations are included in its consolidated balance sheet and statements of operations from the Acquisition Date (February 16, 2006).  Prior to the acquisition, Sigma held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7.  Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband semiconductor products.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.”

9.  Goodwill and Intangibles

As of November 3, 2007, goodwill of $5.0 million balance was recorded due to the acquisition of Blue7.

Acquired intangible assets, subject to amortization, were as follows as of November 3, 2007 (in thousands):

	Cost	Accumulated Amortization	Net

Developed technology	$5,300	$(1,294)	$4,006
Non-compete agreements	1,400	(797)	603
Total acquired intangible assets	$6,700	$(2,091)	$4,609

Amortization expense related to the acquired intangible assets was $306,000 and $918,000 for the three months and nine months ended November 3, 2007, respectively, and $306,000 and $867,000 during the same periods a year ago.  As of November 3, 2007, the Company expects the amortization expense in future periods to be as shown below:

Fiscal year	Developed Technology	Noncompete Agreements	Total
Remainder of fiscal year 2008	$189	$117	$306
2009	757	467	1,224
2010	757	19	776
2011	757	—	757
2012	757	—	757
Thereafter	789	—	789
	$4,006	$603	$4,609

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

11.  Significant Customers

Major customers that accounted for over 10% of the Company’s net revenues are as follows:

	Three Months Ended		Nine Months Ended
Customers	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
MTC Singapore	29%	*	20%	*
Uniquest	22%	23%	19%	19%
Macnica, Inc.	14%	*	13%	*
Freebox S.A	*	24%	11%	22%
Netgem	*	11%	*	*

*  Revenue from the customer was less than 10% of the Company’s net revenues.

Major customers that accounted for over 10% of the Company’s total net receivables are as follows:

Customers	November 3, 2007	October 28, 2006
MTC Singapore	46%	14%
Uniquest	16%	19%
Macnica	12%	*
Freebox	*	24%
Netgem	*	11%

*  Customer’s balance was less than 10% of the Company’s accounts receivable, net.

12.  Supplier Concentration

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

13.  Related Party Transactions

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from Grandis, Inc., a start-up company founded by Mr. William J. Almon, a member of the Company’s board of directors.  Mr. Almon resigned from Grandis as Chairman and CEO effective June 2, 2006.  This was a month-to-month operating lease with base rent of $4,000 plus a proportionate share of operating costs commencing April 1, 2006.  This sublease expired in September 2007.

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

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
Three Months Ended
November 3, 2007	$755	$233	$(106)	$882
October 28, 2006	351	170	(65)	456
Nine Months Ended
November 3, 2007	$556	$717	$(391)	$882
October 28, 2006	289	423	(256)	456

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

Legal Proceedings
Certain of the Company’s current and former directors and officers have been named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the “Federal Action”) and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the “State Action”).

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005, that certain defendants were unjustly enriched and that the defendants wasted corporate assets.  Plaintiffs in the Federal Action also assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also allege that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty,  violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees.  The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  A hearing on the motions to dismiss is currently scheduled for January 11, 2008.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  The Company filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  A hearing on the Demurrer is currently scheduled for January 18, 2008.

The Company previously disclosed that the SEC has initiated an informal inquiry into its stock option granting practices.  The SEC has requested that the Company voluntarily produces documents relating to, among other things, its stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for the Company’s fiscal years 2004 and 2005.  The Company has also requested that fiscal year 2006 be included in this audit cycle.  The focus of the IRS audit relates to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes.  The IRS has not yet proposed any tax, interest or penalty deficiency amounts.

In May 2007, the French taxing authority began an audit of the research and development tax credit that the Company claimed from its fiscal year 2001 through fiscal year 2005.  The French taxing authority has not yet proposed any tax, interest or penalty deficiency amounts.

In August 2007, the IRS notified the Company that it owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The Company is no longer disputing this penalty and has paid this amount with interest to the IRS in the quarter ended February 2, 2008.

In August 2007, the IRS began an income tax audit for the Company’s fiscal year 2005.  To the Company’s knowledge, no tax deficiency, interest or penalty amounts have been proposed at this time.

16.  Commitments

The Company’s former primary facilities were leased under a non-cancelable lease which expired in September 2007.  In February 2007, the Company entered into a new lease agreement and relocated its headquarters to this facility in early September 2007.  The new lease will expire in September 2012.  As of November 3, 2007, future minimum annual payments under operating leases were as follows (in thousands):

Fiscal Years	Operating Leases
2008 (remaining three months)	$213
2009	822
2010	831
2011	870
2012	909
Thereafter	575
Total minimum lease payments	$4,220

The Company places non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  The total amount of outstanding non-cancelable purchase orders was approximately $28.9 million and $3.1 million as of November 3, 2007 and October 28, 2006, respectively.

17. Subsequent Event

The Company announced a shareholders meeting at its headquarter on January 18, 2008 to amend its Second Restated Articles of Incorporation to increase its authorized common stock to 100,000,000 shares and amend and restate its 2001 Stock Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K/A previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “estimate,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, our expectations for growth in our revenues, our expectations that our operating expenses will increase in absolute dollars as our revenues grow, our expectations that our gross margins will vary from period to period and our remediation plans to address our material weaknesses in our internal control over financial reporting.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. Federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

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

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards.  For the nine months ended November 3, 2007 and October 28, 2006, we derived 97% and 95%, respectively, of our net revenues from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenues from sales of our SoC solutions increased $40.9 million and $84.0 million, or 169% and 148%, respectively, for the three and nine months ended November 3, 2007 as compared to the corresponding periods in the prior fiscal year.  This increase in our SoCs sales was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for our target markets.  This product series represented 79% of our net revenues for the nine months ended November 3, 2007 and 60% of our net revenues in fiscal year 2007.  We believe our success with the SMP8630 series product demonstrates our success in the recently emerging IPTV and high definition DVD player markets.

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

We received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million shares underlying Eligible Options.  Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $2.4 million to the individuals who have amended their Eligible Options, which was fully accrued in the second quarter of fiscal year 2008.

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

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Except for the change to our income tax policy that is discussed in “Income Taxes” below.

Income taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate.  This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities.  Significant management judgment is required in determining our provision for income tax liabilities, deferred tax assets and liabilities.  In addition, we evaluate on a quarterly basis our deferred tax asset to ascertain whether it is more likely than not that the deferred tax assets will be realized.  Income tax provision for the three and nine months ended November 3, 2007 was $2.9 million and $3.7 million, respectively, and was comprised of alternative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and nine months ended October 28, 2006 was $104,000 and $137,000, respectively and was comprised of state income tax and foreign income tax.

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

Included in the balance of unrecognized tax benefits at February 4, 2007, are $374,000 of tax benefits that, if recognized, would reduce our effective tax rate, and $2.0 million of unrecognized benefits that would increase our deferred tax assets.  During the nine months ended November 3, 2007, there were no material changes to these amounts.

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our provision for income taxes.  The aggregate amount of interest and penalty recognized in the statement of operations and statement of financial position was $36,000 as of February 3, 2007.  During the nine months ended November 3, 2007, there were no material changes to these amounts.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The French taxing authority is currently auditing the research and development tax credit that we claimed from fiscal year 2001 through the 2005 fiscal year.  In additions the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  There are no other ongoing income tax examinations by taxing authorities at this time.  Our tax filings for the tax years from 1990 to 2006 remain open in various taxing jurisdictions.

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Consolidated Statement of Operations Data:
Net revenues	$66,244	$25,055	$144,808	$59,990
Cost of revenues	31,017	13,017	69,463	31,560

Gross profit	35,227	12,038	75,345	28,430
Operating expenses:
Research and development	7,488	5,581	21,941	15,847
Sales and marketing	2,785	1,921	7,709	5,406
General and administrative	2,541	1,839	9,246	5,942
Interest and other income, net	1,446	149	2,166	504
Provision for income taxes	2,909	104	3,708	137
Net income	$20,950	$2,742	$34,907	$1,602

The following table is derived from our selected consolidated financial data and sets forth our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Consolidated Statement of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of revenues	47%	52%	48%	53%
Gross margin	53%	48%	52%	47%
Operating expenses:
Research and development	11%	22%	15%	26%
Sales and marketing	4%	8%	5%	9%
General and administrative	4%	7%	6%	10%
Interest and other income, net	2%	1%	1%	1%
Provision for income taxes	4%	0%	3%	0%
Net income	32%	11%	24%	3%

Comparison of Three and Nine months ended November 3, 2007 and October 28, 2006

Net Revenues

Net revenues for the three and nine months ended November 3, 2007 increased approximately $41.2 million and $84.8 million, or 164% and 141%, respectively, as compared to the corresponding periods in the prior fiscal year.  The increase in net revenues for the three and nine months ended November 3, 2007 was primarily attributable to increased sales into the IPTV, high definition DVD, and other media players markets.

Net revenues by target market

We sell our products into three primary markets, which are the IPTV market, the high definition DVD and other media players market and the HDTV market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to as our ‘other’ market.  The following table sets forth our net revenues by market and the percentage of net revenues represented by our product sales to each market for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues
IPTV	$47,714	72%	$16,037	64%	$104,023	72%	$37,861	63%
High definition DVD and other media players	16,660	25%	7,123	28%	34,755	24%	18,036	30%
HDTV	571	1%	905	4%	3,381	2%	1,524	3%
Other	1,299	2%	990	4%	2,649	2%	2,569	4%
Net revenues	$66,244	100%	$25,055	100%	$144,808	100%	$59,990	100%

IPTV.  The increase of $31.7 million, or 198%, and $66.2 million, or 175%, in net revenues from sales into the IPTV market for the three months and nine months ended November 3, 2007, respectively, as compared to the corresponding periods in the prior fiscal year was in part attributable to our customers in the IPTV market commercially launching their products incorporating our SoCs, primarily our SMP8630 SoC series.  Our net revenues from the IPTV market increased by 8% and 9%, respectively, as a percentage of our net revenues for the three and nine months ended November 3, 2007 compared to the corresponding periods in the prior fiscal year due to a disproportionate increase in demand  in the IPTV market compared to the increase in demand for our high definition DVD and other media players market and the HDTV market.

High definition DVD and other media players.  The increase of $9.5 million, or 134%, and $16.7 million, or 93%, in net revenues from the high definition DVD and other media players market for the three months and nine months ended November 3, 2007, respectively, as compared to the corresponding periods in the prior fiscal year was primarily attributable to increased sales volume of our customers’ products incorporating our SoCs, including an increase in Blu-ray and digital media adapter applications. Although our net revenues in absolute dollars from sales into the high definition DVD and other media players market increased, our net revenues from sales into this market as a percentage of our net revenues for the three and nine months ended November 3, 2007 compared to the corresponding periods in the prior fiscal year decreased 3% and 6%, respectively, primarily as a result of disproportionate increase in sales of our SoCs into the IPTV market.

HDTV.  We reported a decrease in net revenues from sales into the HDTV market of $0.3 million and an increase of $1.9 million for the three and nine months ended November 3, 2007, respectively, compared to the corresponding periods in the prior fiscal year.  As a result of a disproportionate increase in the sales of our SoCs into the IPTV market, our net revenues from sales into the HDTV market decreased by 3% and 1%, respectively as a percentage of our net revenues for the three and nine months ended November 3, 2007 compared to the corresponding periods in the prior fiscal year.

Other.  Our other markets consists of PC add-ins and other ancillary markets.  Sales to our other markets for the three months ended November 3, 2007 increased $0.3 million compared to the corresponding period in the prior year and were essentially unchanged for the comparable nine month periods. We expect our revenues from sales to these other markets to continue to decline due to declining demand in these markets.

Net revenues by product group

Our primary product group consists of our SoC solutions.  To a lesser extent we derive revenues from other products and services.  The following table sets forth our net revenues in each of our major product groups and the percentage of net revenues represented by each product group, for three and nine months ended November 3, 2007 and October 28, 2006 (dollars in thousands):

	Three Months Ended				Nine Months Ended
Product	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues
SoCs	$65,035	98%	$24,157	96%	$140,780	97%	$56,800	95%
Other	1,209	2%	898	4%	4,028	3%	3,190	5%
Net revenues	$66,244	100%	$25,055	100%	$144,808	100%	$59,990	100%

SoCs.  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, high definition DVD and other media players and HDTV consumer electronic markets.  The increase of $40.9 million, or 169%, in net revenues from SoCs for the three months ended November 3, 2007 and $84.0 million, or 148%, in net revenues from SoCs for the nine months ended November 3, 2007 compared to the corresponding periods in the prior fiscal year were due primarily increased demand in sales of IPTV products and high definition DVD players.

Other.  We derive revenues from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The increases of $311,000 and $838,000 for the three and nine months ended November 3, 2007, respectively, were due primarily to increases in sales of our engineering development kits related to our SoCs and increases in support services as a result of the product development lifecycle of our customers.

Net revenues by geographic region

The following table sets forth our net revenues by geographic region, and the percentage of net revenues represented by each geographic region for the three and nine months ended November 3, 2007 and October 28, 2006 (dollars in thousands):

	Three Months Ended				Nine Months Ended
Region	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues
Asia	$50,939	77%	$13,492	54%	$99,148	68%	$30,576	51%
Europe	12,329	19%	9,572	38%	37,505	26%	21,300	36%
North America	2,972	4%	1,977	8%	8,068	6%	8,043	13%
Other regions	4	0%	14	0%	87	0%	71	0%
Net revenues	$66,244	100%	$25,055	100%	$144,808	100%	$59,990	100%

Asia.  Our net revenues from Asia increased $37.4 million, or 278%, and $68.6 million, or 224%, in the three and nine months ended November 3, 2007, respectively, as compared to the corresponding periods in the prior fiscal year.  Our net revenues in Asia represented 77% and 68% of our net revenues for the three and nine months ended November 3, 2007, respectively, as compared to 54% and 51% in the corresponding periods from the prior fiscal year, respectively.  The significant increases in net revenues from Asia in both absolute dollars and as a percentage of our total revenues were due primarily to our customers’ successful initial product trials and commercial launches of their products incorporating our SoCs.  Also, companies who incorporate our products in their finished goods and are located in other regions continued to move their production orders to large designers and manufacturers located in the Asia region, which has led to a further shifting of our revenues from other regions into the Asia region, as many of our direct customers are large designers and manufacturers located in Asia.  We also continued to experience large volume orders from two distributors located in Asia.

Our net revenues from countries in the Asia region that represented 10%  or more of our net revenues for the three and nine months ended November 3, 2007 and October 28, 2006 were as follows:

	Three Months Ended		Nine Months Ended
Region	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Japan	14%	10%	14%	10%
Singapore	29%	*	20%	*
Korea	22%	10%	19%	16%

* Less than 10% of net revenues

Europe.  Our net revenues from Europe increased $2.8 million, or 28%, and $16.2 million, or 76%, for the three and nine months ended November 3, 2007, respectively, as compared to the corresponding periods in the prior fiscal year.  The increases in our net revenues from Europe were primarily attributable to major deployments by our European customers using our IPTV SoCs in their finished goods.  Our revenues from Europe in any given period fluctuate depending on whether our European customers place their orders locally or through their non-European manufacturers who incorporate our products into their final products.

North America.  Our net revenues from North America increased $1.0 million, or 50% for the three months ended November 3, 2007 compared to the corresponding periods in the prior fiscal year and were essentially unchanged for the comparative nine month periods.  The increase in the comparative three month  periods was primarily attributable to increased demand for our SoC solutions for the IPTV market and partially offset by the continuation of the trend that companies located in North America who incorporate our products in their finished goods are moving their production orders to large designers and manufacturers located in the Asia region.  Our revenues from North America in any given period fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

For the three and nine months ended November 3, 2007, our net revenues generated outside North America were 96% and 94% of our net revenues, respectively, as compared to approximately 92% and 87%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers:

Major customers that accounted for over 10% of our net revenues in the periods presented below were as follows:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
Customers	2007	2006	2007	2006
MTC Singapore	29%	*	20%	*
Uniquest	22%	23%	19%	19%
Macnica, Inc.	14%	*	13%
Freebox S.A	*	24%	11%	22%
Netgem	*	11%	*	*

*  Net revenue from customer was less than 10% of our net revenues.

Gross Profit and Gross Margin

Our gross profit for the three months ended November 3, 2007 was $35.2 million, representing a gross margin of 53.2%, as compared to $12.0 million, representing a gross margin of 48.0%, for the corresponding period of the prior fiscal year. Our gross profit for the nine months ended November 3, 2007 was $75.3 million, representing a gross margin of 52.0%, as compared to $28.4 million, representing a gross margin of 47.3%, for the corresponding period of the prior fiscal year. The increases in gross profit and gross margin during the three and nine months ended November 3, 2007 were primarily related to the reduction of our product costs as we achieved increased unit production volumes and manufacturing efficiencies with our manufacturers.

Operating Expenses

The following table sets forth our operating expenses and the related percentage of net revenues for the three and nine months ended November 3, 2007 and October 28, 2006 (dollars in thousands):

	Three Months Ended				Nine Months Ended
Operating Expenses	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues	November 3, 2007	% of net revenues	October 28, 2006	% of net revenues
Research and development expenses	$7,488	11%	$5,581	22%	$21,941	15%	$15,847	26%
Sales and marketing expenses	2,785	4%	1,921	8%	7,709	5%	5,406	9%
General and administrative expenses	2,541	4%	1,839	7%	9,246	6%	5,942	10%
Total operating expenses	$12,814		$9,341		$38,896		$27,195

Research and development expenses.  Research and development expenses increased by $1.9 million, or 34.2%, during the three months ended November 3, 2007 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $1.1 million in wages and compensation expense primarily due to increased headcount, increase of $0.7 million in project costs in support of  research and development and increase of $0.2 million in share-based compensation expense for the three months ended November 3, 2007.  For the nine months ended November 3, 2007, research and development expenses increased by $6.1 million, or 38.5%, as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $2.6 million in compensation expense primarily due to increased headcount, increase of $2.0 million in share-based compensation expense and  increase of $1.5 million in project costs in support of research and development for the nine months ended November 3, 2007.  The $2.0 million increase in share-based compensation expense includes $1.5 million in compensation expense associated with research and development personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal year 2008.

Sales and marketing expenses.  Sales and marketing expenses increased by $0.9 million, or 44.9%, during the three months ended November 3, 2007 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.7 million in wages and compensation expense including commissions primarily due to increased headcount and revenues and increase of $0.1 million in share-based compensation expense.  For the nine months ended November 3, 2007, sales and marketing expense increased by $2.3 million, or 42.6%, as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $1.6 million in wages and compensation expense including commissions primarily due to increased headcount and revenues and increase of $0.6 million in share-based compensation expense.  The $0.6 million increase in share-based compensation expense includes $0.4 million in compensation expense associated with research and development personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal year 2008.

General and administrative expenses.  General and administrative expenses increased by $0.7 million, or 38.2%, during the three months ended November 3, 2007 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.5 million in outside services, increase of $0.3 million in wages and compensation expense primarily due to increased headcount, increase of $0.1 million in share-based compensation expense, and partially offset by a decrease of $0.3 million in legal fees, which were higher in prior year mostly related to the review of our historical stock option granting practices of our fiscal year 2006 and 2005.  For the nine months ended November 3, 2007, general and administrative expenses increased by $3.3 million, or 55.6%, as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $1.1 million in legal fees mostly related to the review of our historical stock option granting practices of our fiscal year 2006 and 2005, increase of $0.8 million in outside services, increase of $0.7 million in wages and compensation expense primarily due to increased headcount, and increase of $0.7 million in share-based compensation expense.

Share-based compensation expense.  The following table presents the total share-based compensation expense that is included in each functional line item in the consolidated condensed statements of operations for the three and nine months ended November 3, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Cost of revenues	$130	$117	$318	$290
Research and development expenses	762	671	2,315	1,993
Sales and marketing expenses	338	207	827	599
General and administrative expenses	468	341	1,278	944
Total share-based compensation	$1,698	$1,336	$4,738	$3,826

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Interest and Other Income, Net.

Our other income primarily consisted of interest income from short-term investments offset by interest expense for a bank loan.  Interest income increased as a result of higher average cash balance.  For the nine months ended November 3, 2007, we recovered $31,000 from a long-term investment which was fully written off in fiscal year 2007.

Provision for Income Tax

Our provision for income taxes consisted primarily of federal alternative minimum income taxes, state income taxes and foreign income taxes on our foreign subsidiaries. Income tax provision for the three and nine months ended November 3, 2007 was $2.9 million and $3.7 million, respectively, and was comprised of federal alternative minimum tax, state income tax and foreign income tax.  Income tax provision for the three and nine months ended October 28, 2006 was $104,000 and $137,000, respectively and was comprised of federal tentative minimum tax, state income tax and foreign income tax. The increase in the income tax provision for the three and nine months ended November 3, 2007 is primarily attributable to the increase in our pre-tax income.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Tax authorities may challenge the allocation of profits between our subsidiaries and may challenge certain tax benefits claimed on our tax returns and we may not prevail in any such challenge.  If we were not to prevail, we could be subject to higher tax rates or lose certain tax benefits that could result in a higher tax rate.

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

Liquidity and Capital Resources

As of November 3, 2007, our principal sources of liquidity consist of cash, cash equivalents and short-term marketable securities of $250.7 million compared with $33.2 million at February 3, 2007, which represents an increase of $217.5 million.  For the nine months ended November 3, 2007, the increase in cash, cash equivalents and short-term marketable securities from February 3, 2007 was primarily the result of our follow-on offering of shares which resulted in net cash proceeds of $198.9 million.  In addition, we generated net cash from our operating activities of $23.0 million, the exercise of employee stock options and stock purchases rights resulting in net cash proceeds of $7.2 million which was partially offset by the purchase of approximately $12.3 million in long-term marketable securities and approximately $2.7 million of capital expenditures.

Cash flows from our operating activities

Net cash provided by operating activities was $23.3 million for the nine months ended November 3, 2007.  The cash provided by our operating activities in the nine months ended November 3, 2007 was primarily due to net income of $34.9 million, non-cash charges of $8.8 million, increases in accounts payable, accrued liabilities and other long-term liabilities of $4.6 million which were partially offset by increases in accounts receivable of $20.6 million, inventory of $3.2 million and prepaid expense and other current and non-current assets of $1.2 million.  Non-cash charges of $8.8 million for the nine months ended November 3, 2007 consists primarily of $4.7 million for share-based compensation expense, which includes $2.4 million of compensation expenses related to the tender offer of our common stock initiated in the second quarter, $2.4 million of depreciation and amortization and $1.4 million of provisions for sales returns, discounts and doubtful accounts.

The increases in accounts receivable and inventory in the nine months ended November 3, 2007 were associated with the increase in our net revenues during the period as a result of increased sales into the IPTV, high definition DVD and other media players and HDTV markets.

Net cash used in operating activities was $4.9 million for the nine months ended October 28, 2006.  The cash used in our operating activities in the nine months ended October 28, 2006 was primarily due to increases in accounts receivable of $9.5 million and inventory of $10.4 million, net income of $1.6 million, partially offset by non-cash expenses of $1.7 million for depreciation and amortization and increases in accounts payable of $5.0 million and accrued liabilities of $2.3 million.  We incurred non-cash expenses of $3.6 million for share-based compensation expense in the nine months ended October 28, 2006.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow revenue while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from our investing activities

Net cash used in our investing activities was $92.2 million for the nine months ended November 3, 2007, primarily due to our purchase of marketable securities of $161.1 million and capital equipment of $2.8 million, offset by sale or maturity of marketable securities of $71.8 million.

Net cash provided by our investing activities was $0.2 million for the nine months ended October 28, 2006, primarily due to $19.3 million of cash received from the maturities of short term investments and $0.1 million of cash received in our acquisition of Blue7 Communications, partially offset by our purchase of short-term investments of $18.0 million and capital equipment of $1.4 million.

Cash flows from our financing activities

Net cash provided by financing activities was $209.2 million in the nine months ended November 3, 2007, which primarily consisted of $198.9 million of proceeds from our follow-on offering, $7.2 million of proceeds from the exercise of employee stock options and stock purchase rights, partially offset by our repayment of our outstanding term loan of $0.2 million and $3.4 million excess tax benefit from share-based compensation.

Net cash provided by financing activities was $2.4 million in the nine months ended October 28, 2006, which primarily consisted of $1.2 million of proceeds from the exercise of employee stock options and stock purchase rights and net borrowings of $1.3 million, partially offset by our repayment of our outstanding term loan of $0.2 million.

To date, our primary sources of funds have been proceeds from common stock issuances and borrowings under bank lines of credit.  In certain periods, cash generated from operations has also been a source of funds.  While we generated cash from operations in the nine months ended November 3, 2007 and for the fiscal years 2007, 2006 and 2005, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments, and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.

Tax Rates

Our continued use of our net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended, or the Code, and may be exhausted if our current financial performance continues, which would result in a significant increase in our effective tax rate.  If we were to make a determination that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, we would be required to accelerate the entire remaining benefit of our net operating loss carryforwards in the period in which this determination is made.  This, in turn, would accelerate the increase in our effective tax rate for periods following the period of such a determination and our operating results could be harmed as a result.  Our plans for continued international expansion may also further limit our ability to utilize our net operating loss carryforwards as our net income increases.  We expect our effective tax rate to increase in the future as we utilize our net operating loss carryforwards and credit forwards.

Tax Penalty

In August 2007, the IRS notified the Company that it owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The Company is no longer disputing this penalty and has paid this amount with interest to the IRS in the quarter ended February 2, 2008.

Line of Credit and Term Loan

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

The following table sets forth the amounts (in thousands) of payments due under specified contractual obligations as of November 3, 2007:

	Payments Due by Period
Contractual Obligations:	1 year or less	1 – 3 years	3 – 5 years	5 years or more	Total
Operating Leases	$833	$1,681	$1,706	$—	$4,220
Non-cancelable purchase orders	28,882	—	—	—	28,882
	$29,715	$1,681	$1,706	$—	$33,102

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our board of directors.  This was a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs commencing April 1, 2006.  This sublease expired in September 2007.

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

Off-balance Sheet Transactions

As of November 3, 2007, we did not have any off-balance sheet arrangements.

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

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt it beginning in the first quarter of fiscal year 2009.  We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

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

Interest Rate Sensitivity.  As of November 3, 2007 and February 3, 2007, we held approximately $263.0 million and $33.2 million, respectively, of cash, cash equivalents, short-term marketable securities and long-term marketable securities.  Our short-term marketable securities generally consist of the U.S. government agency and high grade corporate debt securities with an average original maturity of less than one year. Our long-term marketable securities generally consist of the U.S. government agency and high grade corporate debt securities with an average original maturity of more than one year, but no more than two years.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a significant impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity.  The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar and Euro.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at November 3, 2007 or February 3, 2007, the fair value of these foreign currency amounts would decline by an insignificant amount.

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

As discussed in Note 2 in Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A filed with the SEC on August 9, 2007, during 2006, a review related to our historical stock option granting practices was carried out by our Audit Committee.  As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, we have recorded additional non-cash share-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and October 28, 2006.  As a result, we announced in September 2006 that previously issued financial statements could no longer be relied upon.  We restated previously filed annual financial statements and our quarterly financial statements for fiscal year 2006 and the first quarter of fiscal 2007.

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation was retrospective and conducted as of November 3, 2007, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 3, 2007 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended February 3, 2007, as amended by our Form 10-K/A filed with the SEC on August 9, 2007, which we refer to as our 2007 Form 10-K. As discussed in more detail in our 2007 Form 10-K, as of February 3, 2007, our management concluded, and our independent registered public accounting firm, Armanino McKenna LLP rendered an opinion concurring with management’s conclusion, that we did not maintain effective controls over the following:

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

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during 2006, an internal review related to our historical stock option granting practices was carried out by our Audit Committee.  As a result of the review, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, we recorded in prior fiscal years additional non-cash share-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between February 1, 1997 and October 28, 2006; and

•
As discussed in Note 2 in Notes to the Consolidated Financial Statements of the 2007 Form 10-K, during our fiscal year 2007 audit, we determined that incorrect measurement dates were used to value stock options exchanged with the previously Blue7 employees upon the acquisition of Blue7.  As a result, we restated our financial results for the first quarter of fiscal year 2007 to record an increase to the purchase price and related deferred share-based compensation expense.

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

As of November 3, 2007, we had not completed the remediation of any of these material weaknesses.

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

There was no change in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

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

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to us in connection with the alleged backdating of stock option grants during the period from 1994 through 2005, that certain defendants were unjustly enriched and that the defendants wasted corporate assets.  Plaintiffs in the Federal Action also assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also allege that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty,  violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees.  The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against us is sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  A hearing on the motions to dismiss is currently scheduled for January 11, 2008.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  The Company filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  A hearing on the Demurrer is currently scheduled for January 18, 2008.

The Company previously disclosed that the SEC has initiated an informal inquiry into its stock option granting practices.  The SEC has requested that the Company voluntarily produces documents relating to, among other things, its stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for its fiscal year 2004 and 2005.  The Company has also requested that fiscal year 2006 be included in this audit cycle.  The focus of the IRS audit relates to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s measurement date for financial reporting purposes.  The IRS has not yet proposed any tax, interest or penalty deficiency amounts.

In August 2007, the IRS notified the Company that it owed a $97,000 penalty for failure to make a timely deposit of employment taxes in April 2007.  The Company is no longer disputing this penalty and has paid this amount with interest to the IRS in the quarter ended February 2, 2008.

In August 2007, the IRS began an income tax audit for the Company’s fiscal year 2005.  To the Company’s knowledge, no tax deficiency, interest or penalty amounts have been proposed at this time.

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

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal year 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our current litigation and related inquiries, please see the section titled “Legal Proceedings” in Part II, Item 1 of this report, as well as the other risk factors related to litigation set forth in this section.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

We have had ongoing material weaknesses in our internal control over financial reporting since the fiscal period ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  In September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We had been unable to report in a timely manner our financial results for the last three quarterly periods of fiscal year 2007 as a result of a voluntary review of our stock option grant practices.  We continue to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting, as further described in the section titled, “Controls and Procedures” of Part I, Item 4 of this report. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to all of our other material weaknesses.  Our management concluded, and our independent registered public accounting firm agreed with our conclusions, that, as of February 3, 2007, we had inadequate company-level controls, inadequate controls over share-based compensation, inadequate financial statement preparation and review procedures, inadequate review procedures over account reconciliations, account and transaction analyses and journal entries, and inadequate controls over purchases and disbursements.  We also carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was most recently performed as of November 3, 2007, the last day of our second fiscal quarter.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 3, 2007, because we had not completed the remediation of our material weaknesses discussed above.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, high definition DVD and other media players and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  For example, there are two standards competing in the high definition DVD market, which are Blu-ray and HD DVD.  To date, all of our sales have been in the Blu-ray portion of this market.  It is unclear which of these standards will prevail in the high definition DVD market.  We expect the majority of our revenues for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenues is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenues.

We currently expect our SoCs to account for the substantial majority of our net revenues for the foreseeable future.  For the nine months ended November 3, 2007 and fiscal year 2007, sales of our SoCs represented 97% and 95%, respectively, of our net revenues.  Even if the sectors of one consumer electronics market that we target continue to expand, manufacturers of consumer products in these sectors may not choose to utilize our SoCs in their consumer products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers’ demand, our net revenues could be harmed.

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

For the nine months ended November 3, 2007, MTC Singapore, Uniquest, Macnica and Freebox S.A accounted for 20%, 19%, 13% and 11%, respectively, of our net revenues.  For the nine months ended October 28, 2006, Freebox and Uniquest accounted for 22% and 19%, respectively, of our net revenues.

If we fail to achieve initial design wins for our products, we may be unable to recoup our investments in our products and revenue could decline.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product.  Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time, due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor.  As a result, if we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source, which usually means we would only able to sell a limited amount of product to them.  Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs, and they can choose at any time to stop using our products, for example if their own products are not commercially successful.  This may cause us to be unable to recoup our investments in the development of our products and cause our revenues to decline.

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

We have a history of fluctuating operating results.  We suffered a net loss of $1.6 million in fiscal year 2006 and became profitable again in fiscal year 2007 with net income of $6.2 million, due to a sharp increase in demand for our products.  As of November 3, 2007, we had an accumulated deficit of $31.7 million.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenues while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable for the three months ended November 3, 2007 and for fiscal year 2007, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;
•	accurately design new SoC products;
•	timely complete and introduce new product designs;
•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;
•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;
•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and
•	gain market acceptance of our products and our customers’ products.

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

We are a fabless semiconductor company, and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  Although we have contracts with both of these manufacturers, those contracts do not require them to manufacture our products or perform services on our behalf on a long-term basis, in any specific quantity or at any specific price.  Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products.  These third-party manufacturers may allocate capacity to the production of other companies’ products while reducing product deliveries or the provision of services to us on short notice, or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

If we fail to effectively manage our relationships with TSMC and ASE, if we are unable to secure sufficient capacity at our third-party manufacturers’ facilities or if any of them should experience delays, disruptions or technical or quality control problems in our manufacturing operations, or if we had to change or add additional third-party manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed, our relationships with our customers would suffer and our market share and operating results would suffer. If our third-party manufacturers’ pricing for the products and services they provide increases and we are unable to pass along such increases to our customers, our operating results would be adversely affected.  Also, the addition of manufacturing locations or additional third-party subcontractors would increase the complexity of our supply chain management.  Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries, such as quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, avian flu or any similar outbreaks.  Each of these factors could harm our business and financial results.

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

The fabrication of semiconductors is a complex and technically demanding process.  Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be stopped or suspended.  Although we work closely with our third-party manufacturers to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities.  When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results.

We base orders for inventory on our forecasts of our customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our customers’ demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers’ products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity.  Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

We derive a substantial portion of our net revenues from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  In the nine months ended November 3, 2007 and in fiscal year 2007, we derived 94% and 89%, respectively, of our revenue from customers outside of North America.  We also have significant operations overseas, including a research and development facility in France and a sales office and warehouse in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

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

Our future effective tax rates may be unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards.  At  February 3, 2007, we had federal and state tax net operating loss carryforwards of approximately $56.3 million and $4.5 million, respectively.  These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.  In recent fiscal periods, we have succeeded in maintaining a low effective tax rate as a result of our net operating loss carryforwards.  Our continued use of our net operating loss carryforwards, however, and credit carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended, or the Code, and may be exhausted if our current financial performance continues, which would result in a significant increase in our effective tax rate.  If we were to make a determination that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, we would be required to accelerate the entire remaining benefit of our net operating loss carryforwards in the period in which this determination is made.  This, in turn, would accelerate the increase in our effective tax rate for periods following the period of such a determination and our operating results could be harmed as a result.  Our plans for continued international expansion may also further limit our ability to utilize our net operating loss carryforwards as our net income increases.  We expect our effective tax rate to increase in the future as we utilize our net operating loss carryforwards and credit forwards  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  For example, the French taxing authority is currently auditing the research and tax credits we claimed from fiscal year 2001 through fiscal year 2005 and the IRS has commenced an employee payroll tax audit for our fiscal years 2004 and 2005 and an income tax audit for our fiscal year 2005.  The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights.  We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights.  From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights.  Any of the foregoing events or claims could result in litigation.  Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements.  Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;
•	changes in our pricing models and product sales mix;
•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;
•	expenses related to our remediation efforts and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;
•	the level of acceptance of our products by our customers and acceptance of our customers’ products by their end user customers;
•	shifts in demand for the technology embodied in our products and those of our competitors;
•	the loss of one or more significant customers;
•	the timing of, and potential unexpected delays in, our customer orders and product shipments;
•	inventory obsolescence;
•	write-downs of accounts receivable;
•	a significant increase in our effective tax rate in any particular period as a result of an inability to use our net operating loss carryforwards or otherwise;
•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;
•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;
•	availability of third-party manufacturing capacity for production of certain products;
•	the impact of potential economic instability in the Asia-Pacific region; and
•	continuing impact and expenses related to our stock option review and its resolution

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, from January 1, 2007 through November 30, 2007, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $20.20 on January 22, 2007 to a high of $65.43 on November 29, 2007.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

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

Our articles of incorporation and bylaws contain provisions that could limit the price that investors might be willing to pay in the future for shares of our common stock.  Our Board of Directors can authorize the issuance of preferred stock that can be created and issued by our Board of Directors without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future.  The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares.  In addition, our Board of Directors has adopted a rights plan that provides each share of our common stock with an associated right to purchase from us one one-thousandth share of Series D participating preferred stock at a purchase price of $58.00 in cash, subject to adjustment in the manner set forth in the rights agreement.  The rights have anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in our company on terms not approved by our Board of Directors.  In addition, provisions of California law could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

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
Date: December 13, 2007
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