Form 10-K
period 2008-02-02
SIGMA DESIGNS INC
filed 2008-04-02
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 2, 2008
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to
Commission File Number 001-32207

SIGMA DESIGNS, INC.
(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1778 McCarthy Blvd Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☒             Accelerated filer  ☐               Non-accelerated filer  ☐              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No    ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant was approximately $760,415,635 based on the closing sale price of $31.57 per share as of August 3, 2007.  Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 5% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,537,317 shares of the Registrant’s Common Stock outstanding on March 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Shareholders.

Sigma Designs, Inc.
2007 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our,” “our company,” “Sigma” or “the Company.”

This Form 10-K for the year ended February 2, 2008 contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

•anticipated trends and challenges in our business and the markets in which we operate;

•our ability to remediate material weaknesses in, and improve the qualities of, our internal controls;

•our expectations regarding our expenses and international sales;

•plans for future products and services and for enhancements of existing products and services;

•our plans relating to the VXP image processing technology that we recently acquired;

•our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•our anticipated growth strategies;

•our intellectual property;

•statements regarding our legal proceedings;

•our ability to attract customers; and

•sources of new revenue.

In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in this 10-K in greater detail under the heading "Risk Factors.”  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this 10-K. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

You should read this 10-K and the documents that we reference in this 10-K completely and with the understanding that our actual future results may be materially different from what we expect.  We qualify all of our forward-looking statements by these cautionary statements.

PART I
ITEM 1.	BUSINESS

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including internet protocol TV, or IPTV, high definition DVD players, high definition TVs, or HDTVs, and portable media players.  Our semiconductors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a central processing unit, or CPU, and display control.  Our software provides control of media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs in the high definition DVD player market, in terms of units shipped.  For set-top boxes in the IPTV market, we are currently the only provider qualified to ship digital media processor SoCs based on the Microsoft IPTV platform.  Our SoC solutions are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally, including carriers in Asia, Europe and North America, such as AT&T, British Telecom, Deutsche Telekom and Freebox.  We work closely with these carriers and set-top box providers, as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.  Our products are also used by consumer electronics providers, such as D-Link, Netgear, Panasonic, Pioneer, Sharp, Sony and Toshiba, in applications such as high definition DVD players, HDTVs and portable media players.

We have been providing video and audio solutions for over 15 years.  We began volume shipments in January 2006 of our SMP8630 series, our fourth generation SoC solution serving the IPTV, high definition DVD player and HDTV markets.

Industry Background

The growth of the Internet, proliferation of rich multimedia content, advances in communications infrastructure, digital video and audio compression technologies and improvements in television displays have resulted in significant demand for the applications that we primarily target, which are IPTV, high definition DVD players and HDTVs.

The IPTV market consists of consumer and commercial products that distribute and receive streaming video using IP.  IPTV is emerging as an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  According to Infonetics Research, the worldwide IPTV subscriber base is expected to grow from 12.7 million in 2007 to 97.2 million in 2011, representing a compound annual growth rate of 66%.  The key challenges faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure are limited bandwidth and security of the content.  These challenges are addressed by advanced video compression technologies and security technologies that providers of IPTV set-top boxes are increasingly incorporating in their devices.  Currently, IPTV set-top boxes use one of two platforms based on software developed by either Microsoft or various Linux providers, each of which offers certain advantages and disadvantages.

High definition DVD players are becoming increasingly popular among consumers.  This is driven primarily by the superior video and audio quality they provide relative to standard definition DVD players, the increasing availability of high definition prerecorded content, the proliferation of HDTVs enabling display of this content and the steadily declining prices of the high definition DVD players and the HDTVs themselves.  According to research firm iSuppli, 6.6 million Blu-ray players will ship this year, rising to 17.4 million in 2009, 28.7 million in 2010 and 45.4 million in 2011 (© 2008 by Investor’s Business Daily, Inc. Reprinted with permission).  These devices have previously been based on two standards, Blu-ray and high definition DVD.  However, since Toshiba, as the primary proponent of HD-DVD, has withdrawn its support for that standard, Blu-ray is now considered by many the only viable standard for high definition DVD players moving forward.

The proliferation of HDTVs is being driven by consumer demand for higher quality video, increasing availability of higher definition content, improved television displays, declining prices and various mandates to shift from analog to digital broadcast worldwide.

The consumer multimedia entertainment applications that we target increasingly require video and audio data to be processed, transmitted, stored and displayed in an efficient and secure manner, while simultaneously maintaining high resolution, multi-channel video and audio and providing the end-user a variety of interactive options.  In order to provide this increased functionality in a cost-effective manner, manufacturers of consumer electronics demand semiconductors that integrate more features on a single chip, as well as reduce their costs, time-to-market and power consumption.  We believe the challenge to manufacturers of digital media processor SoCs is to balance the integration of more functionality with lower costs and shorter development cycles.

Our Solutions

We provide SoC solutions that consist of highly integrated semiconductors and a rich suite of software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  Our real-time software is readily customizable by our customers and is interoperable with multiple standard operating systems.  As a result, we believe our SoC solutions enable consumer multimedia devices to be quickly brought to market.  We believe IPTV set-top box and high definition DVD player designers and manufacturers select our SoC solutions because of the compelling nature of their performance and ease of integration.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and cost.

We believe our SoCs have been able to deliver industry-leading performance in video decoding, graphics acceleration and audio decoding, which allows our customers to offer consumers a high-quality viewing experience.  We surround this media processing functionality with a robust security management solution, an on-chip CPU, a high-speed memory interface, and complementary system peripherals.  This SoC architecture with memory components establishes a complete hardware development platform for our target applications.  We also add a suite of real-time software that reduces the complexity of our SoC architecture and enables our customers to quickly design consumer multimedia devices.  Our software includes an industry standard operating system, embedded software tools and development kits that enable our customers to easily port their software to run on our processors.

Our Strengths

We have internally developed the core technologies, expertise and capabilities necessary to provide a complete digital media processing SoC solution.  We believe we have the following strengths:

•Strong Position Within IPTV and High Definition DVD Player Markets.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs in the high definition DVD player market, in terms of units shipped.  For set-top boxes in the IPTV market, we are currently the only provider qualified to ship digital media processing solutions based on the Microsoft IPTV platform.  In the high definition DVD player market, we believe our suite of software for Blu-ray players is the most comprehensive offering available to date.  We have built this position, in part, by being one of the first multimedia processing semiconductor providers to work extensively with both IPTV and high definition DVD player providers as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Through this process, we have gained valuable insight into the challenges of our customers and such carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven digital media processing solutions that our competitors cannot easily replicate.

•Highly Integrated SoC Leveraged Across Multiple Consumer Applications.  We have developed a proprietary SoC architecture that allows us to integrate high-performance digital video and audio decoding and graphics processing with security management, memory control, a CPU and complementary peripheral interfaces.  Our SoCs can replace a number of single function semiconductors, which significantly improves performance and lowers power consumption and cost to our customers.  Furthermore, all of these functions can be performed synchronously at high processing speeds, typically up to 200 Megahertz.  Our ability to integrate these multiple functions into a single, high-speed semiconductor allows us to satisfy many different consumer multimedia entertainment applications with the same hardware platform.

•Differentiated Software Development Capabilities.  As a result of our 15 years of experience in delivering video and audio solutions, we have developed expertise in real-time software that synchronizes and controls the playback of video and audio from a variety of sources.  This software translates the complex silicon architecture of our SoCs into a much simpler application programming interface.  Using this interface, our customers are able to program under industry standard operating systems, enabling them to easily customize our solutions and reduce their time to market.  The majority of our engineering personnel are dedicated to software development.

•Multi-Standard Functionality.  Our SoC solutions are designed to support multiple industry standards that are used in the consumer applications we target.  For example, there are over a dozen different video and audio standards used in current consumer applications, including video standards, such as H.264, MPEG-4, MPEG-2, MPEG-1 and WMV9, and audio standards, such as Dolby, DTS and MP3.  Beyond this, there are a range of digital rights management security standards such as AES, RSA and MSDRM.  Additionally, there are two primary operating systems, Microsoft Windows CE and Linux, that each has its own middleware standards.  We support all of these standards.

•Breadth and Depth of Relationships Within the IPTV Ecosystem.  In order to provide a complete system-level solution for the IPTV market, we have developed strong relationships with industry leaders that form the ecosystem required to deliver an end-to-end solution, from content creation to content display.  The IPTV ecosystem consists of providers of middleware, encoders and security solutions.  For middleware and server software, interoperability with products provided by Alcatel, Microsoft and Siemens, among others, is required.  For encoders, providers such as Harmonic, Tandberg and Modulus (now part of Motorola) must design products that operate compatibly with digital media processors such as ours.  For security solutions, there are also a range of providers, including Microsoft, Nagra and NDS.  Our strong position in the IPTV market has enabled us to develop and maintain relationships with these providers and offer solutions that are interoperable with their products.

Our Strategy

Our objective is to be the leading provider of digital media processing SoCs for multiple consumer applications.  To achieve this objective, we expect to continue to pursue the following strategies:

•Extend our Leadership Position in IPTV and High Definition DVD Player Markets.  We have achieved a significant share in the IPTV and high definition DVD player markets by providing our customers with highly integrated digital media processor SoCs that are readily customizable.  In addition, our solutions work effectively across different platforms and standards in each of these markets.  We intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in these end markets in order to maintain our high market share.

•Increase Penetration in HDTVs.  We have successfully penetrated high-end HDTVs that, as a key feature, enable Internet connectivity and wired or wireless networking with media centers and other consumer electronics devices.  Our SoC solutions incorporate software that enables the interoperability of HDTVs with standards such as Intel's Viiv, Microsoft's Media Center Extender and the Digital Living Network Alliance.  We believe our software, which fully supports the various standards and technologies required to provide Internet connectivity and networking functionality, differentiates us from our competitors.  We intend to leverage our semiconductor and software expertise to develop additional SoC solutions targeted specifically towards HDTVs such that we are able to increase our penetration in the HDTV market as a whole.

•Enhance our Software Development Advantage.  We believe our software provides a suite of capabilities that are not currently available from our competitors.  Our software is integrated and embedded into our customers' products during their product design stage.  As a result, once we are designed into our customers' product, we believe it is difficult for our competitors to displace us.  We intend to leverage our software development capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high-performance software development.

•Expand into Complementary Technologies and Products.  We will continue to evaluate opportunities to expand, whether through acquisition or internal development, into technologies and products that are complementary to the applications we target.  On February 11, 2008, we acquired certain assets of the VXP group from Gennum Corporation.  We intend to leverage the VXP image processing technology and skilled VXP design team to expand into the professional video market and add broadcast studio quality capability to our product offerings for high-volume consumer applications in set-top boxes for IPTV, high-definition DVD players and HDTVs.  In 2006, we acquired Blue7, a developer of advanced UWB technologies, in order to extend our product offerings into wireless solutions for the home entertainment environment.  We believe that the combination of wireless communication technologies with our existing media processing SoC solutions will enable us to increase the value we deliver to our customers.

•Leverage Existing Partner and Customer Relationships.  We have developed partnerships with standards and platform defining entities like Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many IPTV set-top box and high definition DVD player designers and manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customers' product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Our Products

We offer semiconductors along with real-time software that together enable digital media processing solutions for consumer entertainment products.  We believe our line of digital media processor SoCs features industry leading performance and video/audio quality.  We complement our semiconductors with a suite of real-time software that enables synchronous processing of video, audio and graphics streams for a wide range of applications.  Our software is currently available under Microsoft WinCE and Linux operating systems with support for applications such as IP video streaming, video-on-demand, DVD navigation, personal-video-recording, multi-window video, and terrestrial broadcast reception.  In addition, we provide reference platforms designed around our silicon and software as a convenient basis for customer development.

The following table sets forth the key performance features of, and target applications for, selected SoCs in our suite of products:

Product Series	Key Performance Features	Target Applications

SMP8630 High definition, fully integrated, secure digital media processor SoC—our leading product for IPTV and Blu-ray player markets
•  High-definition multi-stream video decoding of MPEG-4.10 (H.264), VC-1 (SMPTE 421M), WMV9, MPEG-4.2 and MPEG-2

•  Secure media processing with a wide variety of Digital Rights Management (DRM) and Conditional Access (CA)

•  Programmable audio decoding with support for all audio formats

•  High performance 2D graphics acceleration with alpha blending and scaling

•  Display output control including de-interlacing, HDMI and NTSC/PAL

•  Integrated high performance CPU and system connectivity interfaces (Ethernet, USB, IDE, IR, IIC)
• IPTV • Blu-ray players/recorders • HDTV

EM8620L High definition digital media processor SoC—our mid-range product for multi-format applications
•  High-definition decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2

•  Selected DRM decryption support

•  Programmable audio decoding with support for all formats

•  2D graphics acceleration with alpha-blending and scaling

•  Display output control including de-interlacing and NTSC/PAL

•  Integrated CPU, Ethernet, and IDE
• Digital media adapters • IPTV • HDTV

Windeo® UWB dual chip solution—for high bandwidth cable replacement applications, currently in customer sampling phase
•  Based on the WiMedia® Alliance Multi-band OFDM (MBOA) PHY v1.1 and MAC v1.0 Specifications and is comprised of two devices: Windeo® RF IC (B7CW101) and Windeo® Baseband IC (B7CW201)

•  Enables adding high-speed wireless access to the next generation of consumer electronics products
• IPTV • Blu-ray players/recorders • HDTV • Digital media adapters • PCs and peripherals

VXP9450 10-bit dual channel Image Processor
•  High quality motion and speed adaptive deinterlacing

•  Advanced film mode detection and compensation

•  Frame rate conversion with full support for genlock and frame-lock operation

• Adaptive 3D noise reduction

•  Mosquito noise reduction and block artifact reduction

•  Adaptive detail enhancement

•  Adaptive contrast enhancement
• Projection and high-end HDTVs • AV receivers

Our SoCs accounted for 98%, 95% and 85% of our net revenue for the fiscal 2008, 2007 and 2006, respectively.

The VXP9450 product series was added to our product suite as a result of the VXP acquisition completed in February 2008.

Complementing our semiconductors, the following software elements perform the essential control and processing functions that are common to most consumer entertainment devices:

•Multimedia Library:    This software forms the basis of the on-chip media processing control of our SoCs and is essential to the operation of our SoCs.  We provide this software in the form of a large suite of interactive library functions that together create the real-time control center for all video, graphics and audio activities.  It performs the following primary functions: video decoding, graphics acceleration, display output, audio decoding, transport demultiplexing, and sample playback applications.

•Security Management:    This software is designed to protect the application that incorporates our SoC and the digital content processed through the application from external attack.  It includes the following features: an XOS operating system that boots the system, controls the separate secure CPU, and provides a security programming environment and X-task (security function) source code samples and tools to build customized security procedures, as well as sample keys and certificates.

•Porting Adaptations:    This software is ported to one of our SoCs from a customer's general operating system and represents the customer's development environment.  It includes the following elements: operating system kernel, peripheral hardware drivers, such as Ethernet, USB and IDE, and a bootloader that contains system initialization and related utilities.

These software elements, used with our hardware reference design boards, are packaged into the following application specific development kits for each of our target markets:

•MicrosoftTV set-top box kit;

•Linux-based IPTV set-top box kit;

•Blu-ray player kit;

•Digital media adapter kit;

•Microsoft WinCE general development kit;

•HDTV television kit; and

•Portable media device kit.

As legacy products, we also offer a series of PC-based solutions, under the NetStream and REALmagic Xcard brand names, that are sold into the commercial streaming and PC add-in markets, respectively.

Customers

We sell our products principally to designers and manufacturers and to distributors who, in turn, sell to manufacturers.  Typically, when we sell to distributors, they have already received an order for our products directly from a manufacturer.  Our sales to our customers are typically accomplished on a purchase order basis.

For the year ended February 2, 2008, MTC Singapore, Uniquest and Macnica accounted for 23%, 19% and 12%, respectively, of our net revenue.  For fiscal 2007, Freebox and Uniquest accounted for 20% and 17%, respectively, of our net revenue.  For fiscal 2006, Uniquest accounted for 26% of our net revenue.  Our distributor customers, such as Macnica and Uniquest, in turn sell our products to multiple designers and manufacturers that produce our target applications.

Substantially all of our product shipments are to customers outside of North America.  In fiscal 2008, 2007 and 2006, shipments to customers outside of North America accounted for 95%, 89% and 88% of our net revenue, respectively.  Revenue from our customers in Asia accounted for 69%, 53% and 82% of our net revenue in fiscal 2008, 2007 and 2006, respectively.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world.  We have sales representatives in the United States, Belgium, China, Japan and Taiwan.  In Korea and Japan, we sell our products primarily through independent distributors.

Our sales cycle typically ranges from nine to eighteen months, but may last longer, and depends on a number of factors, including the technical capabilities of the customer, the customer's need for customization of our SoCs and the customer's evaluation and qualification process.  We generally plan the fabrication of our products based on customer forecasts.

For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and twelve weeks before our scheduled delivery dates, and within four weeks of scheduled delivery dates.

Competition

The market for digital media processors is highly competitive and is characterized by rapid technological change, evolving standards and decreasing prices.  We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, industry standards compatibility, software functionality, price, and marketing and distribution resources.

We believe our competitors include AMD (ATI Technologies), Analog Devices, Broadcom, Conexant Systems, Genesis Microchip, Mediatek, NXP Semiconductors, Pixelworks, ST Microelectronics, Texas Instruments and Tzero.  Many of these companies have higher profiles, larger financial resources, and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products.  We believe that other manufacturers are developing products that will compete directly with our products in the near future.

Research and Development

We focus our development efforts primarily on three areas: video/audio decoder technologies, secure media processing and fully integrated SoC solutions.  To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression, as well wireless connectivity.  We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

We have invested, and expect that we will continue to invest, substantial resources to research and development of future generations of MPEG and other multimedia technologies.  During fiscal 2008, 2007 and 2006, our research and development expenses were $31.4 million, $22.5 million and $15.0 million, respectively.

We have assembled a large team of experienced engineers and technologists.  As of February 2, 2008, we had 143 research and development employees.  These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws, as well as agreements with customers, suppliers and employees, to protect our proprietary technologies and processes.

As of February 2, 2008, we held 30 issued patents and we had 24 patent applications pending for our technology.  The termination dates of these patents range from five to sixteen years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents will provide adequate protection for our competitive position.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

We are a fabless semiconductor company and we do not own or operate a fabrication, packaging or testing facility.  We depend on third-party vendors to manufacture, package and test our products.  By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility.  This allows us to focus our efforts on the design and marketing of our products.

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to fulfill substantially all of our manufacturing needs, including SoC manufacturing.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price.  Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.

Assembly and test

Once our products have been manufactured, we have them packaged and tested.  Our products are shipped from TSMC and our other third-party manufacturers to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and tested.  We outsource all packaging and testing of our products to third-party assembly and test facilities, primarily to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan.  Our products are designed to use low-cost, standard packages and to be tested with widely available test equipment.

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service.  We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our semiconductors.  To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  Both TSMC and ASE have been awarded ISO 9000 certificates.

Backlog

The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of February 2, 2008, we had 219 full-time employees worldwide, including 143 in research and development, 40 in sales and marketing, 13 in operations, and 23 in finance and administration.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 28, 2008:

Name	Age	Position
Thinh Q. Tran	54	Chairman of the Board, President and Chief Executive Officer

Thomas E. Gay III	59	Chief Financial Officer and Secretary

Silvio Perich	60	Senior Vice President of Worldwide Sales

Kit Tsui	58	Vice President of Planning and Administration

Jacques Martinella	52	Vice President of Engineering

Kenneth Lowe	52	Vice President of Strategic Marketing

Mr. Tran, one of our founders, has served as our President and Chief Executive Officer and as Chairman of our Board of Directors since February 1982.  Prior to joining us, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Gay has served as our Chief Financial Officer and Secretary since June 1, 2007.  From May 1998 to May 2007, Mr. Gay served as the Vice President of Finance and Administration and Chief Financial Officer of Catalyst Semiconductor, Inc., a memory and analog/mixed-signal semiconductor company.  Prior to joining Catalyst Semiconductor, Inc., Mr. Gay held positions at Wireless Access, Inc., a communications device manufacturing company, where he was Controller and Sanmina Corporation, a contract manufacturer, where he was the Corporate Controller.

Mr. Perich has served as our Director of Sales since September 1985, when he joined us.  In September 1992, Mr. Perich became our Senior Vice President of Worldwide Sales.  Mr. Perich was a co-founder of Costar Incorporated, a manufacturers' representative organization for high technology products, where he served as partner from October 1979 to September 1985.  From September 1972 until September 1979, Mr. Perich served in several sales management roles at Siliconix Inc, a specialty semiconductor manufacturer.

Ms. Tsui has served as our Vice President of Planning and Administration since February 2007.  From January 2001 to February 2007, Ms. Tsui served as our Chief Financial Officer.  Prior to January 2001, Ms. Tsui served as our Director of Finance from February 1990 to December 1996 when she was appointed acting Chief Financial Officer and Secretary.  Ms. Tsui was appointed as our Chief Accounting Officer in January 2000.

Mr. Martinella has served as our Director of VLSI Engineering since May 1994, when he joined us.  In December 1995, Mr. Martinella became our Vice President of Engineering.  From June 1990 to April 1994, Mr. Martinella served in engineering and management positions at Weitek, a microchip manufacturer.  In addition, Mr. Martinella was an engineer at National Semiconductor, a semiconductor manufacturer, from June 1982 to June 1990.

Mr. Lowe has served as our Vice President of Marketing since May 2000, when he joined us.  In December 2000, Mr. Lowe became our Vice President of Strategic Marketing.  Prior to joining us, Mr. Lowe served as the Director of Multimedia Marketing for Cadence Design Systems, a design automation software company.  From 1996 to 1998, Mr. Lowe served as the Vice President of Marketing for Chrontel, Inc., a digital video semiconductor company.  Prior to 1996, Mr. Lowe held various marketing management positions at Sierra Semiconductor, Dataquest, Personal CAD Systems, Performix and Gould-Biomation.  In the late 1980's, Mr. Lowe served as our Product Marketing Director.

There are no family relationships among any of our directors and executive officers.

ITEM 1A.	RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to the other information set forth in this 10-K, including our consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Our Industry

We depend on a limited number of customers, and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer could materially reduce our net revenue and adversely affect our results of operations.  We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenue for the foreseeable future.  We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers.  Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties.  We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations and may experience cancellations in the future.  We may not be able to replace the cancelled, delayed or reduced purchase orders with new orders.  Any difficulty in the collection of receivables from key customers could also harm our business.

For fiscal  2008, MTC Singapore, Uniquest and, Macnica accounted for 23%, 19% and 12%, respectively, of our net revenue.  For fiscal 2007, Freebox and Uniquest accounted for 20% and 17%, respectively, of our net revenue.  For fiscal 2006, Uniquest accounted for 26% of our net revenue.

If we fail to achieve initial design wins for our products, we may be unable to recoup our investments in our products and revenue could decline.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product.  Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time, due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor.  As a result, if we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source, which usually means we would only be able to sell a limited amount of product to them.  Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs, and they can choose at any time to stop using our products, for example, if their own products are not commercially successful.  This may cause us to be unable to recoup our investments in the development of our products and cause our revenue to decline.

Our industry is highly competitive and we may not be able to compete effectively, which would harm our market share and cause our revenue to decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  We compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Lastly, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and high definition DVD player markets, to seek additional suppliers of SoCs for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our quarterly revenue and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as net revenue during each quarter.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  For example, we currently anticipate a decline in orders from a significant customer in the first quarter of fiscal 2008 compared to recently completed quarters as a result of what we believe to be a one-time adjustment to order volume from an end customer.  Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from a significant customer, would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter, we may be unable to ship products to fill those orders during the same quarter in which we received the corresponding order, which could have an adverse impact on our operating results for that quarter.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.  Our failure to accurately manage inventory against demand would adversely affect our financial results.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We currently expect our SoCs to account for the substantial majority of our net revenue for the foreseeable future.  For the twelve months ended February 2, 2008, sales of our SoCs represented 98% of our net revenue.  Even if the sectors of one consumer electronics market that we target continue to expand, manufacturers of consumer products in these sectors may not choose to utilize our SoCs in their consumer products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources, and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we are in the process of implementing a new enterprise resource management system in connection with our efforts to address the material weakness in our internal control over financial reporting.  If we fail to adequately manage our growth, or to improve and develop our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, high definition DVD and other media players and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our current litigation and related inquiries, please see the section entitled "Legal Proceedings" under Part I, Item 3.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the financial impact of determining the correct measurement dates for our stock option grants.  Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

As a result of our internal review of our historical stock option granting practices, we were unable to timely file our periodic reports with the SEC during fiscal 2007.  We were also subject to delisting proceedings in front of the Nasdaq Listing Qualifications Staff.  After we filed all of our outstanding periodic reports with the SEC in April 2007, we received a Nasdaq Listing Qualifications Staff letter stating that the Nasdaq Listing Qualifications Staff determined that we had demonstrated compliance with all Nasdaq Marketplace Rules.  Accordingly, our securities will continue to be listed on the Nasdaq Global Market.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the Nasdaq Global Market.

We have reported material weaknesses in our controls over financial reporting in fiscal 2005 through 2007.  If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

As of February 2, 2008, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined we had remediated the prior year’s material weaknesses and that our internal control over financial reporting was effective as of February 2, 2008.  However, prior to this year we had ongoing material weaknesses in our internal control over financial reporting since the fiscal year ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting for the year ended February 2, 2007.  In August 2007, we filed an amendment to our annual report on Form 10-K for fiscal 2007, in order to correct certain clerical errors in our financial statements and financial statement footnotes.

Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline.  We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.  If we identify additional material weaknesses in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected.  In addition, if we cannot maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

We are subject to risks arising from our international operations.

We derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  In fiscal 2008, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations, including a significant newly established operation in Singapore, research and development facilities in France and Canada and a sales office in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

The average selling prices of semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.

The semiconductor industry, in general, and the consumer electronics markets that we target, specifically, are characterized by intense price competition, frequent introductions of new products and short product life cycles, which can result in rapid price erosion in the average selling prices for semiconductor products.  A decline in the average selling prices of our products could harm our revenue and gross margins.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  In the past, we have reduced our prices to meet customer requirements or to maintain a competitive advantage.  Reductions in our average selling prices to one customer could impact our average selling prices to all customers.  If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins in a timely manner, we could experience declines in our net revenue and gross margins.

We have a history of fluctuating operating results, including a net loss in fiscal 2006, and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We suffered a net loss of $1.6 million in fiscal 2006 and became profitable again in fiscal 2007 with net income of $6.2 million, and reported net income of $70.2 million in fiscal 2008 due to continued increases in the adoption of and demand for our products in the markets we serve.  As of February 2, 2008, we had retained earnings of $3.6 million.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2008, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Litigation due to stock price volatility or other factors, such as the current shareholder derivative lawsuits against certain of our current and former officers and directors, could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  In addition, we and certain of our current and former officers and directors are subject to various shareholder derivative lawsuits.  A description of these lawsuits can be found under the section entitled “Legal Proceedings” under Part I, Item 3.  Although we recently reached an agreement to settle these shareholder derivative lawsuits, the agreement remains subject to final documentation and court approval.  If this settlement is not finalized, we would be required to continue to litigate these matters.  These lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and resolve.  Such costs of investigation and defense, the diversion of our management’s attention and resources and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenue will suffer.

We may not be able to accurately anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner.

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•accurately predict market requirements and evolving industry standards;

•accurately design new SoC products;

•timely complete and introduce new product designs;

•timely qualify and obtain industry interoperability certification of our products and the equipment into which our   products will be incorporated;

•ensure that our subcontractors have sufficient foundry, assembly and test capacity and packaging materials and achieve acceptable manufacturing yields;

•shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•gain market acceptance of our products and our customers' products.

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

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV market.  After we have delivered a product to a customer, the customer will usually test and evaluate our product with its service provider customer prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller chips, which are measured in microns and referred to as geometry processes.  The smaller chip size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects, which could damage our reputation with current or prospective customers, adversely affect the market acceptance of new products and result in warranty claims.

Highly complex products, such as those that we offer, frequently contain defects, particularly when they are first introduced or as new versions are released.  Our SoCs contain highly sophisticated silicon technology and complex software.  In the past we have experienced, and may in the future experience, defects in our products, both with our SoCs and the related software products we offer.  If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers.  In addition, these defects could interrupt or delay sales or shipment of our products to our customers.  Manufacturing defects may not be detected by the testing process performed by our subcontractors.  If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product recalls, harm to our reputation and a decline in our net revenue, income from operations and gross margins.

In addition, our agreements with some customers contain warranty provisions, which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period, and other limitations to our liability.  However, our contractual limitations to our liability may be unenforceable in a particular jurisdiction.  We do not have insurance coverage for any warranty or product liability claims, and a successful claim could require us to pay substantial damages.  A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have adverse effects on our business results.

We may engage in investments in and acquisitions of other businesses and technologies, which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, we completed the acquisition of certain assets and 44 new employees from the VXP Group of Gennum Corporation in February 2008 and the acquisition of Blue7 Communications, or Blue7, in February 2006.  However, we may not be able to acquire, or successfully identify, companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

If we are able to acquire companies, products or technologies, we could experience difficulties in integrating them.  Integrating acquired businesses involves a number of risks, including:

•potential disruption of our ongoing business and the diversion of management resources from other business concerns;

•unexpected costs or incurring unknown liabilities;

•difficulties relating to integrating the operations and personnel of the acquired businesses;

•adverse effects on the existing customer relationships of acquired companies; and

•adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience.

If we are unable to successfully integrate the businesses we acquire, our operating results could be harmed.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

As a global company, we are subject to taxation in the United States and various other countries.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Our future effective tax rates may be adversely affected by a number of factors including:

•changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•changes in the valuation of our deferred tax assets;

•increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•changes in share-based compensation expense;

•changes in generally accepted accounting principles; and

•our ability to use net operating losses of acquired companies to the fullest extent.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations, and cash flows.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continuing into the first quarter of fiscal 2008, leading to liquidity issues and failed auctions in the auction rate securities market.  If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at February 2, 2008 were auction rate securities that we purchased for $43.9 million.  These securities have failed to trade at recent auctions due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings cash flow and financial condition.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents, short-term and long-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•market acceptance of our products;

•the need to adapt to changing technologies and technical requirements;

•the existence of opportunities for expansion;

•access to and availability of sufficient management, technical, marketing and financial personnel; and

•the number of shares we repurchase under our share repurchase program.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  We recently announced a share repurchase program under which our board of directors authorized us to repurchase up to 5,000,000 shares of our common stock.  Although we are not obligated to repurchase any shares under this share repurchase program, to the extent we elect to repurchase shares, the amount of cash we use could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of February 2, 2008, we held 30 patents and these patents will expire within the next five to sixteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

Our business may become subject to seasonality, which may cause our revenue to fluctuate.

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our SoCs into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced seasonality to date in sales of our products, due to the overall growth in demand for our SoCs, we may, in the future, experience lower sales in our second fiscal quarter and higher sales in our third fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets into which we sell our products.  As a result, our operating results may vary significantly from quarter to quarter.

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns.  These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices.  These factors have caused, and could cause, substantial fluctuations in our net revenue and in our operating results.  Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business.  The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products.  Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•new product introductions by us and our competitors;

•changes in our pricing models and product sales mix;

•unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•expenses related to our remediation efforts and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•shifts in demand for the technology embodied in our products and those of our competitors;

•the loss of one or more significant customers;

•the timing of, and potential unexpected delays in, our customer orders and product shipments;

•inventory obsolescence;

•write-downs of accounts receivable;

•a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•availability of third-party manufacturing capacity for production of certain products;

•the impact of potential economic instability in the United States and Asia-Pacific region; and

•continuing impact and expenses related to our stock option review and its resolution.

In addition, the market prices of securities of semiconductor and other technology companies have been volatile.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies.

Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.  In the past, we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.

Our stock price has demonstrated volatility, and continued volatility in the stock market may cause further fluctuations or decline in our stock price.

        The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, the high and low sales prices per share of our common stock on the Nasdaq Global Market ranged from a high of $73.00 on December 10, 2007 to a low of $35.00 on January 17, 2008, and more recently to a low of $20.04 on March 17, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

Litigation due to stock price volatility or other factors, such as the current shareholder derivative lawsuits against certain of our current and former officers and directors, could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  In addition, we and certain of our current and former officers and directors are subject to various shareholder derivative lawsuits.  A description of these lawsuits can be found under the section entitled “Legal Proceedings” under Part I, Item 3.  Although we recently reached an agreement to settle these shareholder derivative lawsuits, the agreement remains subject to final documentation and court approval.  If this settlement is not finalized, we would be required to continue to litigate these matters.  These lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and resolve.  Such costs of investigation and defense, the diversion of our management’s attention and resources and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

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

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2012.  Our former lease of approximately 40,000 square feet in Milpitas, California expired in September 2007 and our headquarters were relocated to the new facility.  We also lease facilities for a sales office and warehouse in Hong Kong and a research and development office in France and in Portland.  We believe our existing facilities are both suitable and adequate for our near-term needs.

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

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to us in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated there under.  They also allege that the individual defendants aided and abetted one another's alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants' option contracts, imposition of a constructive trust over executory option contracts and attorney's fees.  We are named as a nominal defendant in both the Federal and State Actions; thus, no recovery against us is sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  The settlement, which is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties stipulated to postpone a hearing on the motions to dismiss scheduled for March 28, 2008 until April 25, 2008 to allow time for execution of a definitive settlement agreement and submission thereof to the Court for approval.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  The settlement, which is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties to the State Action stipulated to postpone a Case Management Conference scheduled for March 7, 2008 until May 30, 2008 to allow time for filing of the dismissal.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents (the “Petition”) was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  The Company filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  On September 10, 2007, the petitioner filed an opposition to our Demurrer and we filed a reply on September 21, 2007.  Thereafter, the Company reached an agreement with the petitioner to settle the action.  The petitioner filed a request to dismiss the Petition on March 5, 2008.  On March 6, 2008, the Court confirmed that the matter was dismissed.

The Company previously disclosed that the SEC has initiated an informal inquiry into our stock option granting practices.  The SEC has requested that we voluntarily produce documents relating to, among other things, our stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for our fiscal 2004 and 2005.  The Company has also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit relates to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of these audits.

In August 2007, the IRS began an income tax audit for our fiscal 2005.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of this audit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of our shareholders on January 25, 2008 at our principal executive offices in Milpitas, California.  The first proposal considered at the meeting was an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 100,000,000.  The results of this first proposal were as follows: 23,091,986 shares voted in favor, 2,267,241 shares voted against, 17,293 shares abstained and there were no broker non-votes.  This first proposal was approved by our shareholders.  The second proposal considered at the meeting was an amendment to our 2001 Stock Plan primarily for the purpose of expanding the types of equity awards that may be granted under the plan, adjusting the annual increase of shares that may be optioned and sold under the plan and limiting the number of incentive stock options that may be granted under the plan.  The results of this second proposal were as follows: 4,837,894 shares voted in favor, 9,791,939 shares voted against, 16,950 shares abstained and there were 10,729,737 broker non-votes.  The second proposal was not approved by our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on The NASDAQ Global Select under the trading symbol “SIGM”.  The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First fiscal quarter	$32.57	$23.12	$16.88	$12.83
Second fiscal quarter	34.00	24.15	14.85	7.99
Third fiscal quarter	60.65	29.30	19.88	8.52
Fourth fiscal quarter	73.00	35.00	29.12	18.60

Shareholders

As of March 21, 2008, we had approximately 178 shareholders of record.

Dividends

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

The information required by this item with respect to our equity compensation plans in hereby incorporated from Part III, Item 12 of this Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, and the consolidated balance sheets data as of February 2, 2008, February 3, 2007 and January 28, 2006 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 29, 2005 and January 31, 2004 and the consolidated balance sheets data as of January 29, 2005 and January 31, 2004 are derived from consolidated financial statements which are not included herein.

Reclassifications have been made to prior year balances to conform to the current year presentation.  For a complete description of matters affecting the results in the tables below, see Note 1 to the “Notes to the Consolidated Financial Statements” in Item 8.

	Fiscal Years Ended
(In thousands, except per share data)	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:					(Unaudited)
Net revenue	$221,206	$91,218	$33,320	$31,398	$30,559
Income (loss) from operations	57,301	5,857	(4,569)	(356)	(841)
Net income (loss)	70,209	6,244	(1,561)	(125)	(663)
Basic net income (loss) per share	$2.73	$0.28	$(0.07)	$(0.01)	$(0.03)
Diluted net income (loss) per share	2.46	0.24	(0.07)	(0.01)	(0.03)

(In thousands)	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheets Data:				(Unaudited)	(Unaudited)
Working capital	$263,178	$38,784	$27,826	$22,303	$22,516
Total assets	379,466	76,084	40,357	35,553	30,703
Total shareholders' equity	345,592	52,972	30,677	27,781	25,167

The following table presents details of the total share-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations data above (in thousands):

	Fiscal Years Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Supplemental Data on Share-based Compensation					(Unaudited)
Expense:
Cost of revenue	$559	$380	$84	$101	$169
Research and development	3,577	2,815	650	595	594
Selling and marketing	1,005	825	353	344	416
General and administrative	2,068	1,246	495	436	450
	$7,209	$5,266	$1,582	$1,476	$1,629

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

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including IPTV, high definition DVD players, HDTVs, and portable media players.  Our semiconductors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a CPU and display control.  Our software provides control of media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs for the high definition DVD player market, in terms of units shipped.

Our primary target markets are the IPTV, the high definition DVD and other media players and the HDTV markets.  The IPTV market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The high definition DVD and other media players market consists primarily of set-top boxes and portable media products that perform playback of digital media stored on optical or hard disk formats.  The HDTV product market consists of digital television sets offering high definition capability.  We also sell products into other markets such as the PC-based add-in market.  Although we no longer specifically target them, we continue to derive revenue from sales of our products into these markets.

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards.  For fiscal 2008 and 2007, we derived 98% and 95%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions increased $129.7 million, or 149%, from fiscal 2008 compared to fiscal 2007.  This increase in our SoCs sales in fiscal 2008 was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for these markets.  This product series represented 81% of our net revenue in fiscal 2008 and 60% of our net revenue in fiscal 2007.  We believe our success with the SMP8630 series product demonstrates our success in the emerging IPTV and high definition DVD player markets.  As a result of increased customer adoption, our net revenue increased from $91.2 million in fiscal 2007 to $221.2 million in fiscal 2008, representing growth of 143%.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenue based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, a failure by us to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers.

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

In October 2007, we completed a follow-on public offering in which we sold and issued 4,600,000 shares of our common stock at an issue price of $46.00 per share.  We raised a total of $211.6 million in gross proceeds from the follow-on public offering, or approximately $198.9 million in net proceeds after deducting underwriting discounts and commissions of $11.6 million and other direct offering costs of $1.1 million.

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

The terms of the Offer provided that employees could elect to have Eligible Options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each Eligible Option, less applicable withholding taxes.  The cash payments were made on the first payroll date following January 1, 2008, regardless of whether the holder of the amended Eligible Option remained employed with us on the actual cash payment date.

We received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to approximately 1.2 million shares underlying Eligible Options.  Under the terms of the Offer, we made cash payments in January 2008 totaling approximately $2.4 million to the individuals, who amended their Eligible Options, which were accrued for in the second quarter of fiscal 2008.

For those employees who exercised a 409A Affected Option during 2006, we are participating in the IRS and the California Franchise Tax Board, or FTB, settlement programs they developed to allow employers to pay certain taxes on behalf of employees to settle potential tax liabilities resulting from the exercise of these 409A Affected Options during 2006.  In connection with our participation in these programs, we paid an aggregate of approximately $0.3 million to the IRS and FTB.  We also approved bonuses of an aggregate of approximately $0.2 million payable to these affected employees to compensate them for additional income tax imposed on them as a result of the payments we made on their behalf to the IRS and FTB.

Share Repurchase Program

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2,000,000 shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3,000,000 additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5,000,000 shares.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  Repurchases may be conducted in the open market or in privately negotiated transactions and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There is no guarantee as to the exact number of shares that will be repurchased under the program.  As of April 2, 2008, we had purchased a cumulative total of approximately 3.8 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $80.6 million at an average price of $21.01 per share.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  We consider the accounting policies described below to be our critical accounting policies.  These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies.

Revenue recognition:  We derive our revenue primarily from three principal sources: product sales, product development contracts and service contracts.  We generally recognize revenue for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

Revenue from product sales to original equipment manufacturers (“OEMs”), distributors and end users are generally recognized upon shipment, as shipping terms are FOB shipping point, except that revenue is deferred when we cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that revenue is recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs; accordingly, this revenue is accounted for under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  We offer post-contract customer support (“PCS”) on a contractual basis for additional fees, which is typically a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  We classify development costs related to product development agreements as cost of revenue.

Revenue from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenue are included in cost of revenue.

Accounting for income taxes:  Deferred income taxes are provided using the asset and liability method.  Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences.  Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws and regulations applicable to the entity as enacted by the relevant tax authorities.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, Accounting for Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in entities’ financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for the financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provisions of FIN 48 on February 4, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million.

Valuation of inventory:  Inventories are stated at the lower of standard cost (approximating a first-in, first-out basis) or market value.  We periodically review our inventories for excess and obsolete inventory items and adjust carrying costs to estimated net realizable values when we determine they are less than cost.  This review requires an estimation of the future demand for our products and these adjustments are recorded when the inventory on hand exceeds our estimate of future demand for each product, generally for a period of one year.  Once the inventory is written down, a new cost basis is established.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

Share-based compensation:  On January 29, 2006, the start of our fiscal 2007, we adopted SFAS 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method.  Our consolidated financial statements as of and for the year ended February 2, 2008 and February 3, 2007 reflect the impact of SFAS 123R.  However, in accordance with the modified prospective transition method, our consolidated financial statements for prior periods do not include the impact of SFAS 123R.  Accordingly, prior periods do not include equity compensation amounts comparable to those included in the consolidated financial statements for the years ended February 2, 2008 and February 3, 2007.

We have elected to adopt FASB Staff Position (“FSP”) FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” to calculate our pool of windfall tax benefits.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  Prior to January 29, 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123 (and further amended by SFAS No. 148).

Upon adoption of SFAS 123R, we reassessed our equity compensation valuation method and related assumptions.  Our determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense recognized in our consolidated statements of operations for the years ended February 2, 2008 and February 3, 2007 included a combination of payment awards granted prior to January 29, 2006 and payment awards granted subsequent to January 29, 2006.  For share-based payment awards granted prior to January 29, 2006, we attribute the value of share-based compensation, determined under SFAS 123R, to expense using the accelerated multiple-option approach.  Compensation expense for all share-based payment awards granted subsequent to January 29, 2006 is recognized using the straight-line single-option method.  Share-based compensation expense included in the years ended February 2, 2008 and February 3, 2007 includes the impact of estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the periods prior to 2007, we accounted for forfeitures as they occurred.  The adoption of SFAS 123R requires us to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted.  We did not record this cumulative impact upon adoption, as the amount was insignificant.  Stock options granted in periods prior to 2007 were measured based on SFAS 123 requirements, whereas stock options granted subsequent to January 29, 2006 were measured based on SFAS 123R requirements.

Valuation of marketable securities:  Our marketable securities include primarily auction rate securities and corporate commercial paper and bonds.  We monitor all securities for impairment and recognize an impairment charge if a decline in the fair value of these marketable securities is judged to be other-than-temporary.  Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., twenty-eight, thirty-five days or forty-two days, etc.), based on the market demand at the reset period.  These securities are generally classified as short-term marketable securities due to the auction reset feature and liquidity presumably provided at each scheduled auction date.  However, if auction rate securities fail to clear at the reset auction and we are unable to estimate the date the auction rate securities will next clear, they are classified as long-term marketable securities consistent with their stated contractual maturities.  At February 2, 2008 we held ten auction rate securities, with a cost of $43.9 million, all of which failed to clear at recent auctions.  We do not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at February 2, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

Litigation and settlement costs:  From time to time, we are involved in disputes, litigation and other legal proceedings.  We defend these matters aggressively.  However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges.  If any of these events were to happen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  We record a charge equal to at least the minimum estimated liability for litigation costs or loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

Accounts receivable:  During industry downturns, certain of our customers may have difficulty with their cash flows.  Certain customers, typically those with whom we have long-term relationships, may delay their payments beyond the original terms.  We review the ability of our customers to pay the account receivable they incur with us.  We defer recognition of revenue and the related receivable when we cannot reasonably estimate whether collectibility is reasonably assured at the time products and services are delivered to our customer.  We provide an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding their credit worthiness.  In establishing our sales return allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products.  In fiscal2008, 2007 and 2006, we recorded provisions for bad debt allowance and sales returns in the total amounts of $0.6 million, $30,000 and $31,000, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Results of Operations

The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of net revenue for each of fiscal years indicated (in thousands):

	Years Ended
	February 2,	% of	February 3,	% of	January 28,	% of
	2008	Net Revenue	2007	Net Revenue	2006	Net Revenue
Net revenue	$221,206	100%	$91,218	100%	$33,320	100%
Cost of revenue	108,408	(49)%	46,783	(51)%	11,925	(36)%
Gross profit	112,798	51%	44,435	49%	21,395	64%
Operating expenses:
Research and development	31,384	(14)%	22,515	(25)%	15,040	(45)%
Sales and marketing	10,226	(5)%	7,841	(9)%	6,056	(18)%
General and administrative	13,887	(6)%	8,222	(9)%	4,868	(15)%
Total operating expenses	55,497	(25)%	38,578	(42)%	25,964	(78)%
Income (loss) from operations	57,301	26%	5,857	6%	(4,569)	(14)%
Gain on sales of long-term investments	—	—	—	—	2,549	8%
Interest income and other income, net	5,782	3%	815	1%	529	2%
Income (loss) before income taxes	63,083	29%	6,672	7%	(1,491)	(4)%
(Benefit) provision for income taxes	(7,126)	3%	428	—	70	—
Net income (loss)	$70,209	32%	$6,244	7%	$(1,561)	(5)%

Net revenue

The following table sets forth net revenue and percent changes in net revenue (in thousands):

	Years Ended
	February 2,	%	February 3,	%	January 28,
	2008	change	2007	change	2006
Net revenue	$221,206	143%	$91,218	174%	$33,320

Our net revenue increased $130.0 million, or 143%, in fiscal 2008 compared to fiscal 2007.  Our net revenue increased $57.9 million, or 174%, in fiscal 2007 compared to fiscal 2006.  This increase in revenue for both fiscal 2008 and 2007 was primarily attributable to increased sales of our SoCs into the IPTV and high definition DVD and other media player market.

Net revenue by target market

We sell our products into three primary markets, which are the IPTV market, the high definition DVD and other media players market and the HDTV market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Years Ended
	February 2,	% of	February 3,	% of	January 28,	% of
	2008	Net Revenue	2007	Net Revenue	2006	Net Revenue
IPTV	$164,143	74%	$61,501	67%	$19,170	58%
High definition DVD and other media players	49,127	22%	24,698	27%	11,227	34%
HDTV	3,633	2%	1,657	2%	797	2%
Other	4,303	2%	3,362	4%	2,126	6%
Net revenue	$221,206	100%	$91,218	100%	$33,320	100%

IPTV:  For fiscal 2008, revenue from sales of our SoC solutions into the IPTV market increased $102.6 million, or 167%.  This was in part attributable to our customers in the IPTV market continuing to increase sales of their products that incorporate our SoCs, primarily our SMP8630 SoC series.  Our revenue from the IPTV market as a percentage of our total revenue for fiscal 2008 as compared to fiscal 2007 increased by 7% primarily due to expansion of the IPTV market and increased sales to existing customers as well sales to new customers.  For fiscal 2007, revenue from sales of our SoC solutions into the IPTV market increased $42.3 million, or 221%, from fiscal 2006.  The increase in revenue in the IPTV market for fiscal 2007 as compared to fiscal 2006 was in part attributable to our customers commercially launching their products incorporating our SoCs, primarily our SMP8630 series.  Our revenue from the IPTV market as a percentage of our total revenue for fiscal 2007 as compared to fiscal 2006 increased by 9% primarily due to expansion of the IPTV market and increased sales to existing customers as well sales to new customers.  We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers.

High definition DVD and other media players:  For fiscal 2008, revenue from sales of our products to the high definition DVD and other media players market increased $24.4 million, or 99%, from fiscal 2007.  This increase was primarily attributable to increased sales volume of our customers’ products incorporating our SoCs, including an increase in Blu-ray and digital media adapter applications.  However, for this period our percentage of net revenue from sales into the high definition DVD and other media players market decreased 5% as a percentage of our total revenue, primarily due to a disproportionate increase in the sales of our products into the IPTV market.  For fiscal 2007, revenue from sales of our products to the high definition DVD and other media player market increased $13.5 million, or 120%, from fiscal 2006.  This increase was primarily attributable to increased sales of our customers’ products, including an increase in Blu-ray and digital media adapter applications.  However, for this period our percentage of net revenue from sales into the high definition DVD and other media players market decreased 7% as a percentage of our total revenue, primarily due to a disproportionate increase in the sales of our products into the IPTV market.

HDTV:  For fiscal 2008, net revenue from sales of our products into the HDTV market increased by $2.0 million, or 119%, from fiscal 2007.  This increase was primarily attributable to an overall increase in demand for our HDTV applications.  Our net revenues from sales into the HDTV market as a percentage of our total net revenues from fiscal 2007 compared to fiscal 2006 remained flat due to a disproportionate increase in the sales of our products into the IPTV market.

Other:  Our other markets consist of PC add-ins and other ancillary markets.  Net revenue increased $0.9 million, or 28% from fiscal 2008 to fiscal 2007 and $1.2 million, or 58% from fiscal 2007 to fiscal 2006.  These increases were primarily attributable to an increase in nonrecurring engineering and service revenues.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent we derive net revenues from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Years Ended
	February 2,	% of	February 3,	% of	January 28,	% of
	2008	Net Revenue	2007	Net Revenue	2006	Net Revenue
SoCs	$216,703	98%	$86,984	95%	$28,198	85%
Other	4,503	2%	4,234	5%	5,122	15%
Net revenue	$221,206	100%	$91,218	100%	$33,320	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, high definition DVD and other media players and HDTV consumer electronic markets.  The increase of $129.7 million, or 149%, in net revenue from SoCs in fiscal 2008 as compared to fiscal 2007 was due primarily to an increase in sales of our SoC solutions into newer generation IPTV products and high definition DVD players.  The increase of $58.8 million, or 208%, in net revenue from SoCs in fiscal 2007 as compared to fiscal 2006 was due primarily to a $65.2 million increase in sales into the newer generation of IPTV, high definition DVD players and other media players and HDTV products, offset by a $7.5 million decrease in sales of our legacy products.

 Other: We derive net revenue from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The slight increase in our net revenue from other products in fiscal 2008 from fiscal 2007 was due primarily to increases in sales of our engineering development kits related to our SoCs and increases in support services as a result of our increased SoC sales, partially offset by a decrease in sales of our board products as a result of decreased demand.  The decrease of $0.9 million, or 17%, in net revenue from other products in fiscal 2007 as compared to fiscal 2006 was primarily attributable to decreased demand for our board products.  We anticipate our net revenue from board products will be relatively flat or decrease in future periods due to our strategic decision to focus on our SoC solutions.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Years Ended
	February 2,	% of		February 3,	% of		January 28,	% of
	2008	Net Revenue		2007	Net Revenue		2006	Net Revenue
Asia	$153,146	69%		$48,386	53%		$27,293	82%
Europe	56,782	26%		33,109	36%		2,081	6%
North America	11,173	5%		9,607	11%		3,944	12%
Other regions	105	—%	*	116	—%	*	2	—%	*
Net revenue	$221,206	100%		$91,218	100%		$33,320	100%

*           The percentage of net revenue is less than one percent.

Asia:  Our net revenue from Asia increased $104.8 million, or 217%, in fiscal 2008 as compared to fiscal 2007.  The revenue from Asia increased $21.1 million, or 77%, in fiscal 2007 as compared to fiscal 2006.  The increases in net revenue from Asia in both absolute dollars and as a percentage of our net revenue were due primarily to our customers’ continued expansion of their products incorporating our SoCs.  Also, companies who incorporate our products into their finished goods and are located in other regions continued to move their production orders to large designers and manufacturers located in the Asia region, which has led to a further shifting of our net revenue from other regions into the Asia region, as many of our direct customers are large designers and manufacturers located in Asia.  We also continued to experience large volume orders from two distributors located in Asia.  The increase in net revenue from the Asia region in fiscal 2007 compared to fiscal 2006 was primarily due to completion of our customers’ initial product trials and successful launches of end products that contain our SoCs.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for over 10% of net revenue:

	Years Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
Singapore	24%	*	—%	*	—%	*
Korea	19%		17%		26%
Japan	12%		—%	*	—%	*
China	—%	*	11%		21%
Taiwan	—%	*	—%	*	14%

 *           Net revenue from this region was less than 10% of our net revenue.

Europe:  Our net revenue from Europe for fiscal 2008 increased $23.7 million, or 72%, as compared to fiscal 2007 and for fiscal 2007, our net revenue increased $31.0 million, or 1,491%, as compared to fiscal 2006.  The increases in net revenue from Europe were primarily attributable to major deployments by our European customers using our SoCs in their IPTV set-top boxes.  Our net revenue from Europe in any given period fluctuates depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our SoCs into their final products.

For fiscal 2008, our revenue in France was 14% of our net revenue.  For fiscal 2007, revenue in France was 29% of our net revenue.  No other European country accounted for more than 10% of our net revenue in fiscal 2008 and 2007.  For fiscal 2006, we did not have revenue in excess of 10% of our net revenue from a single European country.

North America:  Our net revenue from North America increased $1.6 million, or 16%, for fiscal 2008 as compared to fiscal 2007.  The increase in absolute dollars was primarily attributable to increased demand for our SoC solutions for the IPTV market.  However, our net revenue from North America as a percentage of our net revenue declined from 11% in fiscal 2007 to 5% in fiscal 2008 as a result of the continuation of the trend of companies located in North America who incorporate our products into their finished products moving their production orders to large designers and manufacturers located in the Asia region.  Our revenue from North American increased $5.7 million, or 144%, for fiscal 2007 as compared to fiscal 2006.  The increase was largely due to our customers’ initial trails and successful launches of their products that incorporate our SoCs.  Our revenue from North America in any given period fluctuates depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

In fiscal 2008, our net revenue generated outside North America was 95% of our net revenue as compared to approximately 89% in fiscal 2007 and 88% in fiscal 2006.  We expect that net revenue outside of North America will continue to account for a significant portion of our net revenue.

Major Customers

The following table sets forth the major customers that accounted for over 10% of net revenue:

	Years Ended
	February 2,		February 3,		January 28,
Customer	2008		2007		2006
MTC Singapore	23%		—%	*	—%	*
Uniquest	19%		17%		26%
Macnica, Inc.	12%		—%	*	—%	*
Freebox SA	—%	*	20%		—%	*

*           Net revenue from customer was less than 10% of our net revenue.

Gross Profit and Gross Margin

The following table sets forth  gross profit and gross margin (in thousands):

	Years Ended
	February 2,	%	February 3,	%	January 28,
	2008	change	2007	change	2006
Gross profit	$112,798	154%	$44,435	108%	$21,395
Gross margin	51%		49%		64%

Our gross profit was $112.8 million, $44.4 million and $21.4 million in fiscal 2008, 2007 and 2006, respectively.  The significant increases in gross profit in fiscal 2007 and 2008 were due primarily to increased sales of our SoCs used in the IPTV and high definition DVD and other media player markets.  Provisions for excess and obsolete inventory included in cost of net revenue were $0.7 million in 2008, $1.2 million in fiscal 2007 and $29,000 in fiscal 2006.

Our gross profit as a percentage of net revenue, or gross margin, was 51% in fiscal 2008, 49% in fiscal 2007 and 64% in fiscal 2006.  The increase in gross margin in fiscal 2008 from fiscal 2007 was primarily related to the reduction of our product costs as we achieved increased unit production volumes and manufacturing efficiencies with our manufacturers.  The decrease in gross margin in fiscal 2007 from fiscal 2006 was primarily related to the introduction of our SoCs for the IPTV market at lower average selling prices due to individual customer volume pricing, while incurring early volume production ramp costs.

Operating Expenses

The following table sets forth operating expenses and percent changes in operating expenses (in thousands):

	Years Ended
	February 2,	%	February 3,	%	January 28,
	2008	change	2007	change	2006
Research and development expenses	$31,384	39%	$22,515	50%	$15,040
Sales and marketing expenses	10,226	30%	7,841	29%	6,056
General and administrative expenses	13,887	69%	8,222	69%	4,868
Total operating expenses	$55,497	44%	$38,578	49%	$25,964

Research and development expenses:  Research and development expenses increased by approximately $8.9 million, or 39%, in fiscal 2008 compared to fiscal 2007.  The increase is primarily attributable to an increase of $3.4 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products, an increase of $2.9 million in compensation expenses primarily as a result of increased headcount of 23 research and development employees from fiscal 2007 to fiscal 2008, an increase of $2.3 million in share-based compensation expense and an increase of $0.4 million in depreciation and amortization and rent expenses.  The $2.3 million increase in share-based compensation expense includes $1.5 million in compensation expense associated with research and development personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008 in addition to an increase in headcount.  Research and development expenses increased by approximately $7.5 million, or 50%, in fiscal 2007 compared to fiscal 2006.  The increase in fiscal 2007 is primarily attributable to the addition of 31 research and development personnel, partially offset by a reduction in project-related costs of $1.1 million.  We anticipate research and development expenses will continue to increase in absolute dollars.

Sales and marketing expenses:  Sales and marketing expenses increased by $2.4 million, or 30%, in fiscal 2008 as compared to fiscal 2007.  The increase is primarily attributable to an increase of $1.2 million in compensation expenses primarily as a result of increased headcount of nine sales and marketing employees from fiscal 2007 to fiscal 2008 and variable selling costs, such as commissions, due to increased sales, an increase of $0.6 million in share-based compensation expense, an increase of $0.3 million in professional services, an increase of $0.1 million in travel and entertainment expenses and an increase of $0.1 million in depreciation and amortization and rent expenses.  The $0.6 million increase in share-based compensation expense includes $0.4 million in compensation expense associated with sales and marketing personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008.  Sales and marketing expenses increased by $1.8 million, or 29%, in fiscal 2007 as compared to fiscal 2006.  This increase in fiscal 2007 was due primarily to an increase of $0.7 million in commission expenses paid in fiscal 2007 and an increase of $0.5 million in share-based compensation attributable to our sales and marketing personnel, partially offset by a decrease in sales and marketing personnel.  We anticipate that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses: General and administrative expenses in fiscal 2008 increased $5.7 million, or 69%, as compared to fiscal 2007.  The increase is primarily attributable to an increase of $1.3 million in compensation expenses primarily as a result of increased headcount of three general and administrative employees from fiscal 2007 to fiscal 2008, an increase of $1.2 million in legal fees related to the review of our historical stock option granting practices of prior years, an increase of $1.2 million in share-based compensation expense, an increase of $1.4 million in professional fees related to audit, tax and other services and an increase of $0.4 million in depreciation and amortization, rent and other miscellaneous expenses.  The $1.2 million increase in share-based compensation expense includes $0.3 million in compensation expense associated with general and administrative  personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008.  General and administrative expenses in fiscal 2007 increased $3.4 million, or 69%, as compared to fiscal 2006.  The increase in fiscal 2007 was due primarily to an increase of $2.0 million in outside professional services, an increase of $0.5 million in compensation expenses associated with general and administrative personnel and an increase of $0.8 million in share-based compensation attributable to our general and administrative personnel.  We expect our general and administrative expenses will continue to increase in absolute dollars.

Share-based compensation expenses: The following table sets for the total share-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008(1)	2007(1)	2006
Cost of revenue	$559	$380	$84
Research and development expenses	3,577	2,815	650
Sales and marketing expenses	1,005	825	353
General and administrative expenses	2,068	1,246	495
Total share-based compensation	$7,209	$5,266	$1,582

(1)
The amounts included in fiscal 2007 and 2008 reflect the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, our consolidated statements of operations for fiscal 2006 has not been restated to reflect, and does not include, the impact of SFAS 123(R).

The adoption of SFAS 123(R) will continue to have an adverse impact on our results of operations.  The amount of unearned share-based compensation currently estimated to be expensed in the period fiscal 2009 through 2012 related to unvested share-based payment awards at February 2, 2008 is $66.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 3.37 years.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Amortization of intangible assets

Amortization expense of $0.8 million and $0.7 million for acquired developed technology for fiscal 2008 and 2007, respectively, is classified as cost of sales.  Amortization expense of $0.5 million and $0.5 million for other purchased intangible assets for fiscal 2008 and 2007, respectively, is classified as research and development expense in our consolidated statements of operations.  At February 2, 2008, the unamortized balance from purchased intangible assets was $4.3 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Gains on sale of long-term investment

We recognized no gain on sales of long-term investments in fiscal 2008 or 2007 and we recognized gains totaling $2.6 million on sales of long-term investments in fiscal 2006.  During fiscal 2006, we sold our investment in Series B Preferred Stock of a local MPEG-4 system provider for approximately $1.1 million.  We had no carrying amount for this investment at the date of sale, as it had been fully written off in fiscal 2003.  The entire sales proceeds of approximately $1.1 million were recognized as a gain on sales of investment during the year.  In addition, we sold another investment in an original equipment manufacturer with a carrying cost of approximately $2.0 million for $3.5 million and recognized a gain of $1.5 million.  We do not expect to sell any of our remaining investments in the near future.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage increase over the previous fiscal year for fiscal 208, 2007 and 2006 (in thousands):

	Years Ended
	February 2,	%	February 3,	%	January 28,
	2008	change	2007	change	2006
Interest and other income, net	$5,782	609%	$815	54%	$529

Our other income and expense primarily consisted of interest income from marketable securities, interest expenses from our lines of credit and term loan, losses on disposals of fixed assets and gain or loss on sales of marketable securities.  The increase of $5.0 million, or 609%, in fiscal 2008 as compared to fiscal 2007 was due primarily to an increase in interest income earned on cash, cash equivalents and marketable securities, which increased significantly during fiscal 2008 as a result of cash generated from operations and the follow-on offering.  The increase of $0.3 million, or 54%, in fiscal 2007 as compared to fiscal 2006 was due primarily to an increase in interest income as a result of an increase in cash, cash equivalents and marketable securities of $6.9 million.

(Benefit) provision for income taxes

We recorded a benefit from income taxes of $(7.1) million for fiscal 2008 and a provision for income taxes of $0.4 million and $0.1 million for fiscal 2007 and 2006, respectively.  The fiscal 2008, 2007 and 2006 effective tax rate was approximately (11)%, 6% and (5)%, respectively.  Our fiscal 2008 effective tax rate differs from the federal statutory rate of 35% primarily due to our use of net operating losses and the release of the valuation allowance, which provided an aggregate tax benefit of $(33.7) million.  Our fiscal 2007 effective tax rate differs from the federal statutory rate of 35% is primarily due to our use of net operating losses.  Our fiscal 2006 effective tax rate differs from the federal statutory rate of 35% primarily due to minimum state taxes and foreign taxes.

Liquidity and Capital Resources

The following table sets forth the cash and cash equivalents and short-term marketable securities (in millions):

	February 2,	February 3,
	2008	2007

Cash and cash equivalents	$174.1	$24.4
Short-term marketable securities	44.4	8.8
	$218.5	$33.2

As of February 2, 2008, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $218.5 million, which represents an increase of $185.3 million from $33.2 million at February 3, 2007.  The increase in cash and cash equivalents and marketable securities was primarily the result of our follow-on public offering of common stock, which resulted in net cash proceeds to us of $198.9 million.  In addition, we generated net cash from our operating activities of $40.2 million and net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan of $10.5 million, which was partially offset by purchases of short-term marketable securities of $194.3 million and purchases of equipment of $7.6 million.

Our primary net cash inflows and outflows at the end of each fiscal year were as follows (in millions):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$40.2	$8.5	$1.2
Investing activities	(100.1)	(2.0)	2.2
Financing activities	209.4	1.0	3.3
Effect of foreign rate changes on cash and cash equivalents	0.2	0.1	(0.1)
Net increase in cash and cash equivalents	$149.7	$7.6	$6.6

Cash flows from operating activities

Net cash provided by operating activities increased by $31.7 million in fiscal 2008 from fiscal 2007 primarily due to our net income of $70.2 million, increases in accounts payable of $4.8 million, accrued liabilities of $5.6 million and other long-term liabilities of $0.5 million, share-based compensation expense of $7.2 million and depreciation and amortization of $3.4 million, partially offset by increases in accounts receivable of $29.6 million, inventories of $10.9 million and prepaid expenses of $4.2 million, and the non-cash benefit to net income for deferred taxes of $12.7 million. The increases in accounts receivables and inventories in 2008 were the result of the increase in our sales in the IPTV, high definition DVD and other media players, and HDTV markets.

Net cash provided by operating activities increased by $7.3 million in fiscal 2007 from fiscal 2006 primarily due to our net income of $6.2 million, increases in accrued liabilities of $3.5 million and accounts payable of $9.5 million, partially offset by increases in inventory of $13.4 million and accounts receivable of $6.3 million.  The increases in inventory, accounts receivable and accounts payable in fiscal 2007 were associated with the increase in our net revenues during the period as a result of increased sales into the IPTV, high definition DVD and other media players, and HDTV markets.  We incurred non-cash expenses of $5.3 million for share-based compensation expenses, depreciation and amortization of $2.4 million and provisions to record inventory excess and obsolescence of $1.2 million in fiscal 2007.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flow from investing activities

Net cash used in investing activities increased by $98.1 million in fiscal 2008 from fiscal 2007 primarily due to purchases of marketable securities of $194.3 million and purchases of software, equipment and leasehold improvements of $7.6 million, partially offset by sales and maturities of marketable securities of $101.7 million.  Net cash used in investing activities increased by $4.2 million in fiscal 2007 from fiscal 2006 primarily due to purchases of marketable securities of $22.2 million and purchases of software, equipment and leasehold improvements of $3.0 million, partially offset by $23.0 million net proceeds from maturities of marketable securities.

Cash flow from financing activities

Net cash provided by financing activities increased by $208.4 million in fiscal 2008 from fiscal 2007 primarily due to proceeds from our follow-on public offering of our common stock of $198.9 million and sales of our common stock through our stock option plans and employee stock purchase plan of $10.5 million.  Net cash provided by financing activities decreased by $2.3 million in fiscal 2007 from fiscal 2006 primarily due to a $1.7 million decrease in sales of our common stock through our stock option plans and employee stock purchase plan and repayment of $0.2 million from bank borrowings made in fiscal 2006.

Liquidity

To date, our primary sources of funds have been proceeds from the sale of our common stock and borrowings under bank lines of credit.  In certain periods, cash generated from operations has also been a source of funds.  While we generated cash from operations for fiscal 2008, 2007 and 2006, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.  Cash will continue to fluctuate based upon our ability to grow revenue and the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

At February 2, 2008, we held approximately $43.9 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In late February and March 2008, auctions failed for all of our auction rate securities and there is no assurance that future auctions will succeed, and as a result our ability to liquidate our investments and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  We believe that the underlying credit quality of the assets backing our auction rate securities has not been impacted by the reduced liquidity of these investments.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Debt

On August 12, 2005, we entered into a Loan and Security Agreement, or the Loan Agreement, with United Commercial Bank.  On August 30, 2007, we paid off the balance owed and terminated the Loan Agreement.  As of February 2, 2008, we have no outstanding debt.

Contractual Obligations and Commitments

We do not have guaranteed price or quantity commitments from any of our suppliers.  We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders.  Additionally, we generally acquire products for sale to our OEM customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than 12 weeks are typically cancelable without substantial penalty from such OEM customers.  We currently place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of February 2, 2008 (in thousands):

	Payments Due by Period
	1 year	1 - 3	3 - 5
Contractual Obligations	or less	years	years	Total
Operating leases	$935	$1,882	$1,590	$4,407
Non-cancelable purchase orders	19,559	—	—	19,559
	$20,494	$1,882	$1,590	$23,966

On April 10, 2006, we entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of our Board of Directors.  This was a month-to-month operating lease with base rent of $4,000 plus proportionate share of operating costs which commenced on April 1, 2006.  This sublease expired in September 2007.

On February 22, 2007, we entered into a new lease agreement for a facility of approximately 66,000 square foot in Milpitas, California.  We relocated our headquarters to this facility in September 2007.  The new lease commenced on June 30, 2007 and will expire in September 2012.  We pay a monthly base rent plus common area maintenance and building operating expenses over the term of the lease.  The monthly base rent will increase over the life of the lease from approximately $42,000 to $55,000, with free base rent for the initial three months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt it beginning in the first quarter of fiscal 2009.  We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt it beginning in the first quarter of fiscal 2009.  We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 141R will have on our consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 160 will have on our consolidated financial position and results of operation.

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

Interest rate sensitivity:  At February 2, 2008 we held money market funds of $165.7 million, short-term marketable securities of $44.4 million and long-term marketable securities of $57.2 million.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

At February 2, 2008, we held approximately $43.9 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In late February and March 2008, auctions failed for all of our auction rate securities and there is no assurance that future auctions will succeed and as a result our ability to liquidate our investments and fully recover the carrying value of our marketable securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities, including those subject to the failure, were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these marketable securities.  We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments.  We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

Foreign currency exchange rate sensitivity:  The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures or intercompany balances against movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar and Euro.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at February 2, 2008, the fair value of these foreign currency amounts would decline by an insignificant amount.

 ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sigma Designs, Inc.:

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended February 2, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 29, 2006, and February 4, 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ ARMANINO MCKENNA LLP

San Ramon, California
April 2, 2008

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 2,	February 3,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$174,089	$24,413
Short-term marketable securities	44,401	8,791
Accounts receivable (net of allowances of $252 in 2008 and $601 in 2007)	40,205	11,231
Inventories	26,283	16,003
Deferred tax assets	5,155	—
Prepaid expenses and other current assets	5,547	1,095
Total current assets	295,680	61,533
Long-term marketable securities	57,242	—
Software, equipment and leasehold improvements, net	8,783	3,364
Long-term investments	263	263
Goodwill	5,020	5,020
Intangible assets, net	4,303	5,527
Deferred tax assets, net of current portion	7,513	—
Other non-current assets	662	377
Total assets	$379,466	$76,084
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,484	$13,723
Accrued liabilities	14,018	8,800
Current portion of bank term loan	—	226
Total current liabilities	32,502	22,749
Long-term portion of bank term loan	—	15
Other long-term liabilities	1,372	348
Total liabilities	33,874	23,112
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized;
30,031,060 and 22,903,930 shares issued and outstanding at February 2, 2008 and
February 3, 2007, respectively	341,194	119,301
Shareholder notes receivable	—	(58)
Accumulated other comprehensive income	811	351
Retained earnings (accumulated deficit)	3,587	(66,622)
Total shareholders' equity	345,592	52,972
Total liabilities and shareholders' equity	$379,466	$76,084

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net revenue	$221,206	$91,218	$33,320
Cost of revenue	108,408	46,783	11,925
Gross profit	112,798	44,435	21,395
Operating expenses:
Research and development	31,384	22,515	15,040
Sales and marketing	10,226	7,841	6,056
General and administrative	13,887	8,222	4,868
Total operating expenses	55,497	38,578	25,964
Income (loss) from operations	57,301	5,857	(4,569)
Gains on sales of long-term investments	—	—	2,549
Interest and other income, net	5,782	815	529
Income (loss) before income taxes	63,083	6,672	(1,491)
(Benefit) provision for income taxes	(7,126)	428	70
Net income (loss)	$70,209	$6,244	$(1,561)
Net income (loss) per share:
Basic	$2.73	$0.28	$(0.07)
Diluted	$2.46	$0.24	$(0.07)
Shares used in computing net income (loss) per share:
Basic	25,683	22,683	21,412
Diluted	28,550	25,670	21,412

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares)

					Accumulated Other
	Common Stock				Comprehensive Income		Retained		Total
				Shareholder	Unrealized	Accumulated	Earnings	Total	Comprehensive
			Deferred	Notes	Gain/	Translation	(Accumulated	Shareholders'	Income
	Shares	Amount	Compensation	Receivable	(Loss)	Adjustment	Deficit)	Equity	(Loss)
Balance, January 29, 2005	21,038,962	$103,560	$(4,698)	$(29)	$(24)	$276	$(71,305)	$27,780	—
Net loss	—	—	—	—	—	—	(1,561)	(1,561)	(1,561)
Unrealized gains on marketable securities	—	—	—	—	5	—	—	5	5
Currency translation adjustment	—	—	—	—	—	(53)	—	(53)	(53)
Total comprehensive loss									(1,609)
Deferred share-based compensation	—	1,187	(1,187)	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	1,582	—	—	—	—	1,582	—
Note receivable issued for common stock	—	29	—	(29)	—	—	—	—	—
Common stock issued under share plans	906,912	2,924	—	—	—	—	—	2,924	—
Balance, January 28, 2006	21,945,874	107,700	(4,303)	(58)	(19)	223	(72,866)	30,677	—
Net income	—	—	—	—	—	—	6,244	6,244	6,244
Unrealized gains on marketable securities	—	—	—	—	35	—	—	35	35
Currency translation adjustment	—	—	—	—	—	112	—	112	112
Total comprehensive income									6,391
Reversal of APB 25 deferred share-based compensation upon the adoption of FAS 123R	—	(4,303)	4,303	—	—	—	—	—	—
Share-based compensation expense recognized in accordance with FAS 123R	—	6,059	—	—	—	—	—	6,059	—
Issuance of common stock for Blue7 acquisition	583,870	8,189	—	—	—	—	—	8,189	—
Non-employee share-based compensation	—	317	—	—	—	—	—	317	—
Excess tax benefit from stock options	—	123	—	—	—	—	—	123	—
Common stock issued under share plans	374,186	1,216	—	—	—	—	—	1,216	—
Balance, February 3, 2007	22,903,930	119,301	—	(58)	16	335	(66,622)	52,972	—
Net income	—	—	—	—	—	—	70,209	70,209	70,209
Unrealized gains on marketable securities	—	—	—	—	254	—	—	254	254
Currency translation adjustment	—	—	—	—	—	206	—	206	206
Total comprehensive income									70,669
Shareholder receivable written off	—	—	—	29	—	—	—	29	—
Repayment of shareholder note receivable	—	—	—	29	—	—	—	29	—
Share-based compensation expense recognized in accordance with FAS 123R	—	6,777	—	—	—	—	—	6,777	—
Non-employee share-based compensation	—	432	—	—	—	—	—	432	—
Excess tax benefit from stock options	—	5,266	—	—	—	—	—	5,266	—
Common stock issued under share plans	2,527,130	10,524	—	—	—	—	—	10,524	—
Common stock issued in follow-on offering, net of offering costs	4,600,000	198,894	—	—	—	—	—	198,894	—
Balance, February 2, 2008	30,031,060	$341,194	$—	$—	$270	$541	$3,587	$345,592	—

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$70,209	$6,244	$(1,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,375	2,352	938
Share-based compensation expense	7,209	5,266	1,582
Provision to record excess and obsolete inventory	669	1,224	29
Provision for sales returns, discounts and doubtful accounts	619	30	31
Deferred income taxes	(12,668)	—	—
Shareholder note receivable written off	29	—	—
Loss on disposal of equipment and leasehold improvements	12	10	43
Gains on sales of long-term investments	(31)	—	(2,580)
Investment impairment charges	—	19	31
Tax benefit from employee stock option plan	5,264	123	—
Excess tax benefit from share-based compensation	(179)	—	—
Accretion of contributed leasehold improvements	(130)	(81)	(81)
Changes in operating assets and liabilities:
Accounts receivable	(29,593)	(6,310)	1,435
Inventories	(10,949)	(13,397)	(184)
Prepaid expenses and other current assets	(4,194)	45	(58)
Other non-current assets	(284)	—	—
Accounts payable	4,762	9,517	(73)
Accrued liabilities and other	5,626	3,450	1,619
Other long-term liabilities	489	—	—
Net cash provided by operating activities	40,235	8,492	1,171

Cash flows from investing activities:
Purchases of marketable securities	(194,254)	(22,234)	(42,216)
Sales and maturities of marketable securities	101,656	23,003	41,225
Purchases of software, equipment and leasehold improvements	(7,582)	(3,014)	(699)
Recovery of long-term investment loss	31	—	—
Net proceeds from long-term investment	—	—	4,580
Issuance of short-term promissory notes	—	—	(900)
Cash received in business acquisitions, net of cash paid	—	147	—
Other	—	67	164
Net cash (used in) provided by investing activities	(100,149)	(2,031)	2,154

Cash flows from financing activities:
Bank borrowings	—	—	600
Repayment of bank borrowings	(242)	(203)	(156)
Repayment of shareholder note receivable	29	—	—
Excess tax benefit from share-based compensation	179	—	—
Net proceeds from exercise of employee stock options and stock purchase rights	10,524	1,216	2,924
Proceeds from issuance of common stock, net of offering costs	198,894	—	—
Costs related to registration of private offering of common stock	—	—	(63)
Net cash provided by financing activities	209,384	1,013	3,305

Effect of foreign exchange rate changes on cash and cash equivalents	206	112	(53)
Increase in cash and cash equivalents	149,676	7,586	6,577
Cash and cash equivalents at beginning of year	24,413	16,827	10,250
Cash and cash equivalents at end of year	$174,089	$24,413	$16,827

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$30	$45
Cash paid for income taxes	$388	$171	$9
Issuance of common stock and assumption of stock options related to business acquisition	$—	$11,414	$—

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and nature of operations:  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions for the IPTV, high definition DVD and other media players, HDTV and other markets.  The Company sells its products to designers and manufacturers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Follow-on public offering:  In October 2007, the Company completed its follow-on public offering in which it sold and issued 4,600,000 shares of its common stock at an issue price of $46.00 per share.  The Company raised a total of $211.6 million in gross proceeds from the follow-on public offering, or approximately $198.9 million in net proceeds, after deducting underwriting discounts and commissions of $11.6 million and other direct offering costs of $1.1 million.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries in France and Hong Kong.  All intercompany balances and transactions are eliminated upon consolidation.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting period:  The Company follows a 52 or 53 week fiscal reporting calendar ending on the Saturday closest to January 31 each year.  The Company’s most recent fiscal year ended on February 2, 2008 and included 52 weeks.  The fiscal years ended February 3, 2007 and January 28, 2006 included 53 weeks and 52 weeks, respectively.  The Company’s next fiscal year, ending on January 31, 2009, will include 53 weeks.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the valuation of inventory on a lower of cost or market basis, the valuation of share-based compensation, the expected future cash flows and useful lives of investments, goodwill, intangible assets and other long-lived assets, income taxes, warranty obligations and litigation and settlement costs.  The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results may differ materially from management’s estimates.

Fair value of financial instruments:  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term marketable securities, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

Cash and cash equivalents:  The Company considers all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short- and long-term marketable securities:  Short-term marketable securities represent highly liquid debt instruments with a remaining maturity date at acquisition date of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  The Company’s marketable securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Any gains and losses on the sale of debt securities are determined on a specific identification basis.

The Company’s marketable securities include primarily auction rate securities and corporate commercial paper and bonds.  The Company monitors these securities for impairment and recognize an impairment charge if the decline in the fair value of these marketable securities is judged to be other-than-temporary.  Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future value of the marketable securities.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every twenty-eight, thirty-five or forty-two days, etc.), based on the market demand at the reset period.  These securities are generally classified as short-term marketable securities due to the auction reset feature.  However, if auction rate securities fail to clear at the reset auction and the Company is unable to estimate the date the auction rate securities will next clear, they are classified as long-term marketable securities consistent with their stated contractual maturities.  At February 2, 2008 the Company held ten auction rate securities, with a cost of $43.9 million, all of which failed to clear at recent auctions.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at February 2, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

Inventories:  Inventories are stated at the lower of standard cost (approximating a first-in, first-out basis) or market value.  The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.  This review requires an estimation of the future demand for the Company’s products and these adjustments are recorded when the inventory on hand exceeds management’s estimate of future demand for each product, generally for a period of one year.  Once the inventory is written down, a new cost basis is established.

The Company evaluates its ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded for inventories on hand in excess of forecasted demand..  In addition, we write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

As a result of this inventory review, the Company charged approximately $0.7 million, $1.2 million and $29,000 to cost of revenue for fiscal 2008, 2007 and 2006, respectively.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (one to five years) or the lease term if shorter.  The allowance for leasehold improvements received from the landlord for the Company’s current facility is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Long-term investments:  Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.  The Company evaluates its long-term investments for impairment annually according to Emerging Issues Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”).  EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.  The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Goodwill and Intangible assets:  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company reviews goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment.  First, the fair value of each reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test.  The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of the reporting unit’s goodwill.  The implied fair value of the reporting unit’s goodwill must be compared to the carrying value of the goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

The Company is currently amortizing acquired intangible assets with definite lives.  Acquired developed technology is amortized over seven years and non-compete agreements are amortized over the contractual period (currently three years).  The amortization expense for acquired developed technology is classified as cost of revenue and the amortization expense for other acquired intangible assets is classified as research and development expense in its consolidated statements of operations.

Revenue recognition: The Company derives its revenue primarily from three principal sources: product sales, product development contracts and service contracts.  The Company generally recognizes revenue for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

Revenue from product sales to OEMs, distributors and end users are generally recognized upon shipment, as shipping terms are FOB shipping point, except that revenue is deferred when management cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that revenue is recognized.

Product development agreements typically require that the Company provide customized software to support customer-specific designs; accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenue.  Product development revenue was approximately $1.0 million, $0.6 million and $1.2 million for fiscal 2008, 2007, and 2006, respectively.

Revenue from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenue are included in cost of revenue.  Support service revenue was $0.9 million, $0.3 million and $0.2 million for fiscal 2008, 2007 and 2006, respectively.

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

Concentration of credit risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long-term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with four financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews its accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in its allowance for doubtful accounts.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of a valuation allowance, to reduce deferred tax assets to amounts that are more likely than not to be realized.  During the fourth quarter of fiscal 2008, the Company released its valuation allowance of $12.7 million resulting in an income tax benefit for the year ended February 2, 2008 of $(7.1) million.  The income tax provision for the year ended February 2, 2007 and January 28, 2006 was $0.4 million and $0.1 million, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal 2008.  The total amount of unrecognized tax benefits as of the date of adoption was $2.4 million.  The total amount of unrecognized tax benefits as of February 2, 2008 was $4.2 million.

Share-based compensation:  Effective January 29, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2007.  In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment (“SAB 107") relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of its fiscal 2007.  In accordance with the modified prospective transition method, the consolidated financial statements for periods prior to January 29, 2006, have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations.  Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Share-based compensation expense recognized in periods after January 28, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s consolidated statements of operations for periods after the adoption of SFAS 123(R) includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2007 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The effect of recording employee share-based compensation expense on the consolidated statements of operations for the fiscal years ended February 2, 2008 and February 3, 2007 was as follows (in thousands, except per share amounts):

	Years Ended
	February 2, 2008	February 3, 2007
Share-based compensation by type of award:
Stock options	$6,359	$4,842
Employee stock purchase plan	419	107
Total share-based compensation	6,778	4,949
Tax effect on share-based compensation	(1,598)	(317)
Net effect on net income	$5,180	$4,632

Effect on net income per share:
Basic	$0.20	$0.20
Diluted	$0.18	$0.18

Prior to the adoption of SFAS 123(R), the Company followed the disclosure only requirements of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures.  Had the Company followed the fair value method of accounting, its net loss and basic and diluted net loss per share for fiscal 2006 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended
January 28,
2006
Net loss	$(1,561)
Add: share-based employee compensation expense included in reported net income, net of tax	1,582
Deduct: share-based employee compensation expense determined under fair value based method, net of tax	(3,461)
Pro forma net loss	$(3,440)

Basic and diluted net loss per share:
As reported	$(0.07)
Pro forma	$(0.16)

Long-lived assets: The Company accounts for long-lived assets, including purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are evaluated for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Research and development and Software development costs: Costs incurred in the research and development of the Company’s products are expensed as incurred.  Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers.

Recent accounting pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  The Company is currently in the process of evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is required to adopt it beginning in the first quarter of fiscal 2009.  The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 141R will have on its consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 160 will have on its consolidated financial position and results of operation.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	February 2, 2008			February 3, 2007
			Fair			Fair
	Adjusted	Unrealized	market	Adjusted	Unrealized	market
	cost	gain	value	cost	gain	value
Money market funds	$165,719	$—	$165,719	$13,552	$—	$13,552
Corporate commercial paper	33,354	35	33,389	1,734	—	1,734
Corporate bonds	17,177	180	17,357	724	—	724
US agency discount notes	4,926	25	4,951	—	—	—
US agency non-callable	7,000	30	7,030	2,000	(1)	1,999
Auction rate securities	43,900	—	43,900	5,175	—	5,175
Total cash equivalents and marketable securities	$272,076	$270	$272,346	$23,185	$(1)	$23,184
Cash on hand held in the United States			2,257			8,985
Cash on hand held overseas			1,129			1,035
			3,386			10,020
Total cash, cash equivalents and marketable securities			$275,732			$33,204

Reported as:
Cash and cash equivalents			$174,089			$24,413
Short-term marketable securities			44,401			8,791
Long-term marketable securities			57,242			—
			$275,732			$33,204

The amortized cost and estimated market value of cash equivalents and marketable securities, by contractual maturity, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	February 2, 2008		February 3, 2007
		Estimated		Estimated
	Amortized	market	Amortized	market
(In thousands)	cost	value	cost	value
Due in 1 year or less	$214,959	$215,104	$23,185	$23,184
Due in greater than 1 year	57,117	57,242	—	—
Total	$272,076	$272,346	$23,185	$23,184

Historically, the Company classified its auction rate securities as short-term marketable securities because the Company was able to liquidate them at its discretion at the reset period.  As of February 2, 2008, the carrying value of the Company's ten auction rate securities totaled $43.9 million.  Although no auctions failed as of February 2, 2008, during late February and March of 2008, all of the auctions associated with these securities failed.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, and substantially insured and guaranteed by the United States Federal Department of Education.  In addition, all auction rate securities held by the Company are rated by major independent rating agencies as either AAA or Aaa.  Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail.  The Company does not expect to need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at February 2, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

3.	Inventories

Inventories consist of the following (in thousands):

	February 2,	February 3,
	2008	2007
Raw materials	$12,838	$7,696
Work-in-process	2,735	1,680
Finished goods	10,710	6,627
Total	$26,283	$16,003

4.	Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	February 2,	February 3,
	2008	2007
Software	$5,688	$3,138
Computers and test equipment	4,899	2,794
Furniture and fixtures	1,981	591
Leasehold improvements	1,036	761
Other	632	145
Total	$14,236	$7,429
Accumulated depreciation and amortization	(5,453)	(4,065)
Total	$8,783	$3,364

Depreciation and amortization expense for fiscal 2008, 2007 and 2006 was $2.2 million, $1.1 million and $0.9 million, respectively.

5.	Acquisition

On February 16, 2006, the Company completed the acquisition of Blue7 for $11.9 million.  Blue7's results of operations are included in the Company’s statement of operations from the acquisition date.  Prior to the acquisition, the Company held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7.  Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."

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

Direct costs of $0.8 million include mainly legal and accounting fees, business valuation, and other external costs directly related to the acquisition.

As a result of the acquisition, the Company issued approximately 583,870 shares of its common stock based on an exchange ratio of 0.0529101 shares of its common stock for each outstanding share of Blue7 common stock.  Of the 583,870 shares of the Company’s common stock issued, 98,470 shares were held in escrow until March, 2007 to satisfy any obligations of Blue7 to indemnify the Company against any claims against Blue7 for any breaches of its representations or warranties contained in or made pursuant to the merger agreement and certain other matters set forth in the Merger Agreement.  The common stock issued in the acquisition was valued at $14.03 which was the average closing sales prices of the Company’s common stock for five consecutive trading days from December 13, 2005 to December 19, 2005 surrounding the announcement date (December 15, 2005) of the proposed transaction.

Under the terms of the merger agreement, each Blue7 stock option that was outstanding and unexercised was converted into an option to purchase the Company’s common stock based on the 0.0529101 exchange ratio and the Company assumed those stock options in accordance with the terms of the applicable Blue7 stock option plan and related stock option agreements.  Based on Blue7's stock options outstanding at February 16, 2006, the Company converted options to purchase approximately 4.8 million shares of Blue7 common stock into options to purchase approximately 231,137 shares of the Company’s common stock.  The fair value of options assumed was determined using the Black-Scholes valuation model and the following assumptions:

Expected term (in years)	5.13 years
Volatility	74%
Risk free interest rate	4.59%

Purchase price allocation:  In accordance with SFAS No. 141 the total purchase price was allocated to Blue7's net tangible and intangible assets based upon their fair values as of February 16, 2006.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the purchase price to the acquired net assets of Blue 7 and the associated estimated useful lives (in thousands):

	Amount	Estimated Useful Life
Net tangible assets	$104
Identifiable intangible assets:
Licensing agreements	39	6 to 15 months
Developed technology	5,300	7 years
Noncompete agreements	1,400	3 years
Goodwill	5,020
Total purchase price	$11,863

Identifiable intangible assets:  Developed technology consists of products that have reached technological feasibility and includes products in the acquired product lines.  Developed technology was valued using the discounted cash flow ("DCF") method.  This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets.

The results of operations of Blue7 have been included in the Company's consolidated financial statements subsequent to the date of acquisition.  The financial information in the table below sets forth the reported results of operations, as well as the pro forma combined results of operations of the Company and Blue7 as though the companies had been combined as of the beginning of the year presented (in thousands, except per share amount):

Fiscal Year Ended
January 28, 2006
Reported net revenue	$33,320
Reported net loss	$(1,561)
Reported net loss per share - basic and diluted	$(0.07)

Pro forma net revenue	$33,553
Pro forma net loss	$(3,770)
Pro forma net loss per share - basic and diluted	$(0.17)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the year presented.

6.	Goodwill and Intangible assets

As of February 2, 2008 and February 3, 2007, goodwill of $5.0 million was reported in connection with the February 2006 acquisition of Blue7.

Acquired intangible assets, subject to amortization, were as follows as of February 2, 2008 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$5,300	$(1,483)	$3,817
Noncompete agreements	1,400	(914)	486
Total acquired intangible assets	$6,700	$(2,397)	$4,303

Acquired intangible assets, subject to amortization, were as follows as of February 3, 2007 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$5,300	$(726)	$4,574
Noncompete agreements	1,400	(447)	953
Total acquired intangible assets	$6,700	$(1,173)	$5,527

Amortization expense related to acquired intangible assets was $1.2 million and $1.2 million for fiscal 2008 and 2007, respectively.  As of February 2, 2008, the Company expects amortization expense in future periods to be as shown below (in thousands):

	Developed	Noncompete
Fiscal year	Technology	Agreements	Total
2009	$757	$467	$1,224
2010	757	19	776
2011	757	—	757
2012	757	—	757
2013	757	—	757
Thereafter	32	—	32
	$3,817	$486	$4,303

7.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	February 2,	February 3,
	2008	2007
Accrued payroll taxes	$2,823	$4,562
Accrued software design tool fees	2,509	—
Accrued attorney's fee	2,250	—
Accrued salaries and benefits	2,039	889
Accrued warranty	1,564	556
Accrued royalties	690	410
Deferred revenues	215	755
Accrued commissions	184	277
Customer deposits	214	85
Income taxes payable	—	465
Other accrued liabilities	1,530	801
Total	$14,018	$8,800

8.	Product warranty

In general, the Company sells products with a one-year limited warranty that its products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets.

Details of the change in accrued warranty for fiscal 2008, 2007 and 2006 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Fiscal years	of Period	Additions	Deductions	Period

2008	$556	$1,828	$(820)	$1,564
2007	289	599	(332)	556
2006	191	187	(89)	289

9.	Commitments and Contingencies

Commitments

Leases

The Company’s previous primary facility was leased under a non-cancelable lease which expired in September 2007.  In February 2007, the Company entered into a new lease agreement for another facility to which the Company relocated its headquarters in September 2007.  The new lease will expire in September 2012.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Lease

2009	$935
2010	946
2011	936
2012	973
2013	617
Total minimum lease payments	$4,407

Rent expense was $1.1 million, $0.7 million and $0.7 million for fiscal 2008, 2007 and 2006, respectively, net of sublease income of approximately $7,000 and $33,000 for fiscal 2007 and 2006, respectively.  In fiscal 2008, the Company had no sublease income.

Purchase commitments

The Company currently places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis.  As of February 2, 2008, the total amount of outstanding non-cancelable purchase orders was approximately $19.6 million.

Indemnifications

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

Royalties

The Company pays royalties for the right to sell certain products under various license agreements.  During fiscal 2008, 2007 and 2006, the Company recorded royalty expense of $2.3 million, $1.3 million and $0.5 million, respectively, which were recorded to cost of revenue.

401(k) tax deferred savings plan

The Company maintains a 401(k) tax deferred savings plan for the benefit of qualified employees, who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which was $15,500 in calendar year 2007.  Employees age 50 or over may elect to contribute an additional $5,000.  In January 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $46,000 for the one month that it was in effect in fiscal 2008.

Contingencies

Litigation

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

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action assert derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated there under.  They also allege that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and bring claims for an accounting and rescission.  In the State Action, plaintiffs also allege that the individual defendants wasted corporate assets.  Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also seeks treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees.  The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  The settlement, which is subject to the execution of a definitive settlement agreement and approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties stipulated to postpone a hearing on the motions to dismiss scheduled for March 28, 2008 until April 25, 2008 to allow time for execution of a definitive settlement agreement and submission thereof to the Court for approval.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  The settlement, which is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  All amounts due under the settlement had been accrued as of February 2, 2008.  The parties to the State Action stipulated to postpone a Case Management Conference scheduled for March 7, 2008 until May 30, 2008 to allow time for filing of the dismissal.

On July 5, 2007, a Verified Petition for Writ of Mandate to Compel Inspection of Books, Records and Documents (the “Petition”) was filed in the Superior Court of Santa Clara County, captioned Levine v. Sigma Designs, Inc.  The Company filed a Demurrer to the Petition as well as an Answer on August 13, 2007.  On September 10, 2007, the petitioner filed an opposition to the Demurrer and the Company filed a reply on September 21, 2007.  Thereafter, the Company reached an agreement with the Petitioner to settle the action.  The Petitioner filed a request to dismiss the Petition on March 5, 2008.  On March 6, 2008, the Court confirmed that the matter was dismissed.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices.  The SEC has requested that the Company voluntarily produce documents relating to, among other things, its stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for the Company’s fiscal 2004 and 2005.  The Company has also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit relates to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of these audits.

In August 2007, the IRS began an income tax audit for the Company’s fiscal 2005.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of this audit.

10.	Debt

On August 12, 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) with United Commercial Bank.  On August 30, 2007, the Company paid off the balance owed and terminated the Loan Agreement.  As of February 2, 2008, the Company had no outstanding debt.  As of February 3, 2007, the Company had $0.2 million outstanding under the Loan Agreement, $0.2 million of which was due within one year.

11.	Net income (loss) per share

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

The following table sets forth the basic and diluted net income (loss) per share computed for fiscal 2008, 2007 and 2006 (in thousands, except per share amounts):

	Years Ended
	2008	2007	2006
Numerator:
Net income (loss), as reported	$70,209	$6,244	$(1,561)
Denominator:
Weighted average common shares outstanding - basic	25,683	22,683	21,412
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	—	94	—
Stock options	2,867	2,893	—
Shares used in computation - diluted	28,550	25,670	21,412
Net income (loss) per share:
Basic	$2.73	$0.28	$(0.07)
Diluted	$2.46	$0.24	$(0.07)

A summary of the excluded potentially dilutive securities as of the end of each fiscal follows (In thousands):

	Years Ended
	2008	2007	2006
Stock options excluded because exercise price in excess of average stock price	362	489	2
Dilutive shares not included in loss years	—	—	2,621
Total potential dilutive securities	362	489	2,623

12.	Stock option plans

2003 Director stock option plan

During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan (the “2003 Director Plan”) to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005.  A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 82,500 have been granted as of February 2, 2008.

2001 Employee stock option plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date, or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002.  In February 2007, an additional 916,157 shares resulting from the automatic annual increase of 4% of the Company’s outstanding common stock were added to the shares available for issuance under the 2001 Employee Stock Option Plan.  As of February 2, 2008, the Company reserved a total of 5.3 million shares of common stock for issuance under this plan of which 5.3 million have been granted.  In March 2008, the Board of Directors authorized an additional 1.0 million shares to be issued under this plan.  Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant.  Options granted under the plan generally become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at February 2, 2008 expire ten years from date of grant).  The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.

The total stock option activities and balances of the Company’s stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, January 29, 2005 (2,853,801 exercisable at a weighted-average price of $2.79)	4,835,339	$3.33
Granted (weighted-average fair value of $6.22)	967,900	10.36
Cancelled	(92,679)	5.89
Exercised	(825,343)	2.89
Balance, January 28, 2006 (2,745,101 exercisable at a weighted-average price of $2.99)	4,885,217	4.75
Granted (weighted-average fair value of $9.58)	1,092,837	10.51
Cancelled	(173,783)	8.14
Exercised	(337,909)	2.74
Balance, February 3, 2007 (3,243,508 exercisable at a weighted-average price of $3.53)	5,466,362	$5.92	5.93	$108,137
Granted (weighted-average fair value of $29.23)	1,204,900	45.44
Cancelled	(249,177)	20.47
Exercised	(2,480,266)	3.82
Balance, February 2, 2008	3,941,819	$16.78	7.34	$125,256

Ending Vested & Expected to Vest	3,735,685	$16.33	7.26	$120,394
Ending Exercisable	1,551,905	$6.37	5.42	$65,473

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $48.56 as of February 2, 2008, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised during fiscal 2008, 2007 and 2006 equaled $85.9 million, $3.7 million and $7.6 million.  The total fair value of options, which vested during fiscal 2008, 2007 and 2006 equaled $5.2 million, $5.5 million and $3.0 million.  At February 2, 2008, 193,078 shares were available for future grants.

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at February 2, 2008	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at February 2, 2008	Weighted Average Exercise Price Per Share
$0.95	$3.22	453,617	4.13	$2.04	405,480	$1.92
$3.30	$5.43	456,949	4.77	$4.17	357,795	$3.84
$5.60	$7.89	540,279	6.03	$7.34	353,691	$7.22
$7.99	$9.89	269,527	7.58	$9.76	75,823	$9.65
$11.06	$11.06	568,015	8.56	$11.06	139,523	$11.06
$11.40	$13.88	426,410	7.42	$11.69	174,279	$11.66
$15.91	$27.83	208,122	8.54	$20.08	42,814	$18.47
$28.63	$28.63	135,000	9.03	$28.63	—	$—
$31.57	$31.57	216,500	9.50	$31.57	2,500	$31.57
$45.83	$45.83	667,400	9.76	$45.83	—	$—
$0.95	$45.83	3,941,819	7.34	$16.78	1,551,905	$6.37

As of February 2, 2008, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $66.1 million and will be recognized over an estimated weighted average amortization period of 3.37 years.  The amortization period is based on the expected vesting term of the options.

Preferred stock rights plan

On May 28, 2004, the Company’s Board of Directors adopted a Preferred Stock Rights Plan.  Under the plan, the Company declared a dividend of one Preferred Share Purchase Right (“the Rights”) for each share of common share held by shareholders of record as of the close of business on June 18, 2004.  Each Right initially entitles shareholders to purchase a fractional share of the Company’s preferred stock at $58 per share.  However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.  If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the shareholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the Rights will become exercisable by all right holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the Right’s then-current exercise price.  Absent of the aforementioned triggering events, the Rights will expire on June 18, 2014.  The Rights may have the effect of deterring or delaying a change in control of the Company.

Employee stock purchase plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date, or (iii) a lesser number of shares as determined by the Board of Directors.  In February 2007, 2006 and 2005, the Board of Directors approved an additional 25,000 shares each to be reserved under the 2001 Purchase Plan.  Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period.  During fiscal 2008, 2007 and 2006, 46,864, 36,277 and 81,569 shares of the Company’s common stock were purchased at an average price of $22.28, $8.02 and $6.59 per share, respectively.  At February 2, 2008, 204,428 shares under the 2001 Purchase Plan remain available for future purchase.  In March 2008, the Board of Directors approved an additional 50,000 shares to be reserved under the 2001 Purchase Plan.

Valuation of share-based compensation

The fair value of share-based compensation awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions.  The Company estimated the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and its prior period pro-forma disclosures of net earnings, including share-based compensation expense (determined under a fair value method as prescribed by SFAS 123).  The weighted-average estimated values of employee stock options granted during fiscal 2008, 2007 and 2006 were $29.23, $9.58 and $6.22 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during fiscal 2008, 2007 and 2006 were $11.52, $5.93 and $2.95, per share, respectively.  The fair value of each option and employee stock purchase right grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	February 2,	February 3,	January 28,
Stock Options	2008	2007	2006
Expected volatility	68.39%	69.98%	58.96%
Risk-free interest rate	3.79%	4.77%	4.31%
Expected term (in years)	6.04	5.90	4.54
Dividend yield	None	None	None

Employee Stock Purchase Plan
Expected volatility	60.10%	54.55%	62.10%
Risk-free interest rate	4.44%	4.66%	3.10%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	None	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of its stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected term life of purchase rights is the period of time remaining in the current offering period.  The dividend yield assumption is based on the Company’s history of not paying dividends and assumption of not paying dividends in the future.

For options granted prior to January 29, 2006 and valued in accordance with SFAS 123, forfeitures were recognized as they occurred and the graded-vested method continues to be used for expense attribution related to options that were unvested as of January 29, 2006.  For options granted after January 29, 2006 and valued in accordance with SFAS 123(R), forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates.  The straight-line method is being used for expense attribution of all awards granted on or after January 29, 2006.

Non-employee related share-based compensation expenses

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services” (“EITF 96-18”), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model includes assumptions regarding expected stock price volatility of 68%, expected term of options of 5.91 years, dividend yields of zero percent and risk-free interest rates of 4.14% for fiscal 2008.  Total non-employee share-based compensation recorded during fiscal 2008, 2007 and 2006 was $432,000, $317,000 and $2,000, respectively.

13.  Income taxes

Income before provision for income taxes consisted of the following (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
United States	$61,953	$6,135	$(1,962)
International	1,130	537	471
Total	$63,083	$6,672	$(1,491)

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Current
Federal	$5,410	$314	$—
State	34	64	6
Foreign	58	50	64
Total current	$5,502	$428	$70

Deferred
Federal	(9,195)	—	—
State	(3,427)	—	—
Foreign	(6)	—	—
Total deferred	(12,628)	—	—
Total provision	$(7,126)	$428	$70

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended
	February 2,	February 3,
	2008	2007
Deferred tax assets:
Net operating losses and credits carry forwards	$943	$16,077
Allowance, reserve and other	4,864	5,385
Depreciation	515	284
Tax credits	4,914	10,727
Share-based compensation	3,053	3,388
Total gross deferred tax assets	14,289	35,861
Valuation allowance	-	(33,653)
Total net deferred tax assets	14,289	2,208
Deferred tax liabilities:
Acquired intangibles	(1,621)	(2,208)
Total net deferred tax assets	$12,668	$-

 SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.”  Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards.  As of February 2, 2008, operating loss carry forwards amounted to approximately $60.7 million and $12.3 millions for federal and California tax purpose, which will begin to expire in 2011 thru 2028.  Of the total net operating loss carryover, $58.6 million for federal and $8.5 million for state tax purposes, respectively, will be recorded as a paid-in capital credit when utilized in the future.  The valuation allowance has decreased by $33.7 million and $6.4 million due to recognition of deferred tax assets and utilization of prior years’ net operating losses during fiscal 2008 and 2007, respectively.

Net operating losses and tax credit carry forwards as of February 2, 2008 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$60,657	Thru 2028
Net operating losses, state	12,341	Thru 2018
Tax credits, federal	2,427	Thru 2028
Tax credits, state	2,486	Indefinite

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation.  Accordingly, the Company’s ability to utilize net operating loss and tax credit carry forwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of carry forwards before they are utilized.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Computed at 35%	$22,091	$2,336	$(444)
State taxes net of federal benefit	(3,405)	42	4
Difference between statutory rate and foreign effective tax rate	(287)	(109)	(101)
Expenses not deductible for tax purposes	673	235	615
Share based compensation expense	637	554	—
Change in valuation allowance, federal effect only	(25,031)	(1,505)	685
Tax credit	(1,804)	(1,125)	(689)
Total	$(7,126)	$428	$70

Included in the balance of unrecognized tax benefits at February 4, 2007 are $0.4 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate, and $2.0 million of unrecognized benefits that would increase its deferred tax assets.  During the twelve months ended February 2, 2008, the Company added $1.9 million of unrecognized tax benefit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 4, 2007	$2,353
Additions based on tax positions related to the current year	1,393
Additions for tax positions of prior years	892
Reductions for tax positions of prior year	(409)
Balance at January 31, 2008	$4,229

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes.  In fiscal 2008, the Company recorded $18,000 of such interest and penalty expense and as of February 2, 2008, the balance of such accrued interest and penalty was $54,000.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  An audit of the Company’s French R&D tax credit audit has been completed during fiscal 2008 and resulted in no adjustment made to previously claimed credits.  As a result, the Company recorded reductions for tax positions of prior years of $0.3 million of unrecognized tax benefit was released during this period as a result of the completion of the French R&D tax credit audit and $0.1 million due to the expiration of the statute of limitation.

Currently, the IRS has commenced an employee payroll tax audit for the Company’s fiscal 2004 and 2005 and an income tax audit for its fiscal 2005.  The outcomes of these and any future tax examinations could impact the Company’s net income and financial condition but the Company believes it has adequate reserve for any possible uncertain tax positions claimed on these years’ tax returns.  There are no other ongoing income tax examinations by other state or foreign taxing authorities at this time.  The Company’s tax filings for the fiscal years from 1991 to 2008 remain open in various taxing jurisdictions.  The Company does not anticipate that its unrecognized tax benefit would change significantly in the coming 12 month period.

At February 2, 2008, undistributed earnings of the Company’s foreign operations totaling $3.8 million were considered to be permanently reinvested.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is management’s intention to utilize those earnings in the foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

14.	Significant customers

Major customers that accounted for over 10% of the Company’s net revenue are as follows:

	Years Ended
Customers	2008		2007		2006
MTC Singapore	23%		—%	*	—%	*
Uniquest	19%		17%		26%
Macnica, Inc.	12%		—%	*	—%	*
Freebox SA	—%	*	20%		—%	*

*           Net revenue from customer was less than 10% of the Company’s net revenue.

No domestic customers accounted for more than 10% of total accounts receivable at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.  Three international customers accounted for 46%, 15%, and 14%, respectively, of total accounts receivable at February 2, 2008.  Four international customers accounted for 24%, 18%, 15% and 12%, respectively, of total accounts receivable at February 3, 2007.

15.	Related party transactions

On April 10, 2006, the Company entered into a sublease agreement to rent approximately 2,500 square feet of a facility from a start-up company founded by a member of the Company’s Board of Directors.  This is a month-to-month operating lease with base rent of $4,000 plus a proportionate share of operating costs commencing April 1, 2006.  The Company vacated the premises in September 2007 and terminated the agreement.

During June 2005, the Company loaned $0.5 million to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest.  One of the Company’s board members had invested $0.1 million for a 2% ownership interest during fiscal 2005.  In November 2005 and January 2006, the Company loaned an additional $0.3 million and $0.2 million, respectively, to Blue7.  During fiscal 2007, the total loan balance of $0.9 million was forgiven and accounted for as part of the Blue7 acquisition cost.  Also, related to the Blue7 acquisition in fiscal 2007, 2,645 shares of stock options were granted to a Blue7 consultant, who was one of the Company’s board members.  During fiscal 2008, 1,984 of these shares were exercised and remaining 661 shares were cancelled.

The Company had an ownership interest of less than 10% in an original equipment manufacturer (the “OEM”) headquartered in Europe which was accounted for using the cost method.  The Company sold its ownership interest in this OEM with a carrying cost of $2.0 million for approximately $3.5 million in September 2005, resulting in a gain on sale of investment of approximately $1.5 million.  During fiscal 2006, the Company had product revenue of $0.1 million from this OEM.

The Company maintains an investment in Envivio, Inc., in which the Company has current invested capital of $0.3 million for an ownership fraction of less than 1% ownership interest.  Three of the Company’s board members have investments in this same firm, with an aggregate ownership fraction of less than 1% ownership interest.  The Company’s Chairman and Chief Executive Officer (“CEO”), Thinh Tran, is a member of Envivio’s Board of Directors.

16.	Segment and geographical information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment.  The Company’s operating segment consists of its geographically based entities in the United States, Hong Kong and France.  The Company’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income.

The following table sets forth net revenue attributed to each product group (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
SoCs	$216,703	$86,984	$28,198
Other	4,503	4,234	5,122
Net revenue	$221,206	$91,218	$33,320

The following table sets forth net revenue attributable to each target market (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
IPTV	$164,143	$61,501	$19,170
High definition DVD and other media players	49,127	24,698	11,227
HDTV	3,633	1,657	797
Other	4,303	3,362	2,126
Net revenue	$221,206	$91,218	$33,320

The following table sets forth net revenue to each geographic region, and the percentage of net revenue represented by each geographic region (in thousands):

	Years Ended
	February 2,			February 3,			January 28,
	2008			2007			2006
Asia	$153,146	69%		$48,386	53%		$27,293	82%
Europe	56,782	26%		33,109	36%		2,081	6%
North America	11,173	5%		9,607	11%		3,944	12%
Other regions	105	—%	*	116	—%	*	2	—%	*
Net revenue	$221,206			$91,218			$33,320

*           The percentage of net revenue is less than one percent.

The following tables summarize net revenue and long-lived assets attributable to significant countries* (in thousands):

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Singapore	$52,529	$7,403	$256
Korea	42,941	15,616	8,548
France	31,448	26,836	268
Japan	26,754	7,286	2,859
Other European countries	25,331	6,273	1,813
China	16,597	9,767	7,125
United States	11,163	9,498	3,816
Taiwan	10,863	4,368	4,823
Hong Kong	3,413	3,675	3,206
Rest of the world	167	496	606
Net revenue	$221,206	$91,218	$33,320

*           Net revenue is attributable to countries based on invoicing location of customer.

For fiscal 2008, 2007 and 2006, the Company recorded sales to customers throughout the United States and Canada (collectively referred to as “North America”); Denmark, Belgium, Greece, Italy, Hungary, Germany, United Kingdom, Finland, the Netherlands, Norway, Sweden, Spain, Portugal, Scotland, and Croatia (collectively referred to as “Other European countries”); Malaysia, Thailand, New Zealand, Turkey, Israel, Australia, South America and South Africa (collectively referred to as “Rest of the world”).

	February 2,	February 3,	January 28,
Long-lived assets:	2008	2007	2006
United States	$18,015	$13,762	$1,318
France	88	140	152
Hong Kong	3	9	4
Total long-lived assets	$18,106	$13,911	$1,474

17.	Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of the Company’s eight quarters ended February 2, 2008 (in thousands, except per share amounts):

	Quarters Ended
	February 2,	November 3,	August 4,	May 5,	February 3,	October 28,	July 29,	April 29,
	2008	2007	2007	2007	2007	2006	2006	2006
Net revenues	$76,398	$66,244	$42,548	$36,016	$31,228	$25,055	$20,136	$14,799
Gross profit	37,453	35,227	22,308	17,810	16,005	12,038	8,962	7,430
Income (loss) from operations	20,852	22,413	8,796	5,240	4,623	2,697	68	(1,530)
Net income (loss)	35,302	20,950	8,588	5,369	4,643	2,742	216	(1,356)
Net income (loss) per share:
Basic	$1.19	$0.80	$0.36	$0.23	$0.20	$0.12	$0.01	$(0.06)
Diluted	$1.12	$0.72	$0.32	$0.20	$0.18	$0.11	$0.01	$(0.06)

18.	Subsequent events

On February 11, 2008, the Company announced that it had completed the acquisition of certain assets of the VXP® Image Processing business from Gennum Corporation.  The Company acquired assets of the VXP group including, but not limited to, products and intellectual property.  Forty four employees joined the Company as part of the purchase.  The Company made a cash payment of $18.2 million for the acquisition and assumed specified liabilities.  The Company and Gennum Corporation reached a definitive agreement for the asset acquisition on January 2, 2008.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

On February 20, 2008, the Company entered into a lease agreement for a 15,000 square foot facility in Burlington, Ontario, Canada.  This lease will commence on June 1, 2008 and expire on May 31, 2018.  The Company is obligated to pay a monthly basic rent plus common area maintenance and building operating expenses.  The monthly basic rent ranges from $19,375 to $23,750 in Canadian dollars, with free basic rent for the initial three months.

On February 27, 2008, the Company announced that its Board of Directors had approved a share repurchase program that authorized the repurchase of up to 2,000,000 shares of the Company’s common stock.  On March 18, 2008, the Company announced that its Board of Directors had approved an increase of 3,000,000 additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5,000,000 shares.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  Repurchases may be conducted in the open market or in privately negotiated transactions and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There is no guarantee as to the exact number of shares that will be repurchased under the program.  As of April 2, 2008, the Company had repurchased a cumulative total of approximately 3.8 million shares of its common stock pursuant to the repurchase program for an aggregate purchase price of $80.6 million at an average price of $21.01 per share.

On March 5, 2008, the Company and plaintiffs reached an agreement to settle shareholder derivative litigation that had been filed in connection with historic stock-option grants.  The settlement will result in dismissal of both federal and state derivative lawsuits.  The agreement does not contain any admission of fault or wrongdoing on the part of the Company or the individual defendants and all amounts due under this settlement agreement had been accrued as of February 2, 2008.  The settlement is subject to execution of definitive settlement documents and approval by the United States District Court for the Northern District of California.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 2, 2008, the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer.  To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.

Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of February 2, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of February 2, 2008.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sigma Designs, Inc.:

We have audited the internal control over financial reporting of Sigma Designs, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sigma Designs, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sigma Designs, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended February 2, 2008, and the related financial statement schedule.  Our report expressed an unqualified opinion on those consolidated financial statements.

/s/ ARMANINO MCKENNA LLP

San Ramon, California
April 2, 2008

ITEM 9B.               OTHER MATTERS

Our chief executive officer and other executive officers entered into stock selling plans between July 3, 2007 and January 4, 2008 that are intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our insider trading policy.  Rule 10b5-1 allows corporate insiders to establish pre-arranged written stock trading plans at a time when the insider is not aware of material, non-public information.  Subsequent receipt by the insider of material, non-public information will not prevent pre-arranged transactions under the Rule 10b5-1 plan from being executed.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the section entitled “Proposal One—Election of Directors” contained in our Proxy Statement (the “Proxy Statement”) relating to the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.  The information required by this item concerning our executive officers is incorporated by reference to the information set forth at the end of Part I of this Annual Report on Form 10-K.

The information regarding compliance with Section 16(a) of the Exchange Act is set forth in the section entitled “Section No. 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information regarding our audit committee and audit committee financial expert is set forth in the Proxy Statement under the section entitled “Corporate Governance – Committees of the Board of Directors” and is incorporated herein by reference.

The information regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the section entitled “Management—Code of Ethics” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information set forth in the sections entitled “Election of Directors—Compensation of Directors”, “Corporate Governance – Committees of the Board of Directors,” “Report to the Compensation Committee” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.               Consolidated Financial Statements

2.               Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	72

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 2nd day of April 2008.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Thomas E. Gay III, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10 K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 2, 2008

/s/ Thomas E. Gay III Thomas E. Gay III	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 2, 2008

/s/ William J. Almon William J. Almon	Director	April 2, 2008

/s/ Julien Nguyen Julien Nguyen	Director	April 2, 2008

/s/ Lung C. Tsai Lung C. Tsai	Director	April 2, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions:
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Classification	Year	Expenses	Deductions:	Year
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal year
2008	$601	$619	$968	$252
2007	1,491	30	920	601
2006	1,460	31	—	1,491

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Bylaws of the Company, as amended.	Incorporated by reference to exhibit filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock dated June 4, 2004.	Incorporated by reference to exhibit 3.6 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008	Filed herewith.

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed on June 7, 2004.

10.1*	1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registration Statement on Form S-8 (No. 333-61549) filed on August 14, 1998.

10.2*	Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit filed with the Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.3*	1994 Director Stock Option Plan and form of Director Option Agreement.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

10.4*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

10.5*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.6	2001 Loan and Security Agreement with Silicon Valley Bank, as amended.	Incorporated by reference to exhibit filed the Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.7	Lease between the Company and EOP-Industrial Portfolio, L.L.C.	Incorporated by reference to exhibit filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.8	Amendment to Company’s 2001 Loan and Security Agreement with Silicon Valley Bank.	Incorporated by reference to exhibit filed with the Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.9	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	Incorporated by reference to exhibit filed with Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.10	Purchase of Series B Preferred Stock in Envivio from Sigma Designs, Inc.	Incorporated by reference to exhibit filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.11	Agreement and Plan of Merger dated December 13, 2005 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed on December 16, 2005.

10.12	Amendment No. 1 to Agreement and Plan of Merger dated January 9, 2006 by and among the Company, Blue7 Communications and the other parties named therein.	Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K filed on January 12, 2006.

10.13	Industrial Lease by and between AMB Property, L.P. and the Company dated February 22, 2007	Incorporated by reference to exhibit filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.14*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit filed with the Form S-8 filed on July 11, 2003.

10.15*	Offer Letter, dated as of May 16, 2007, between the Registrant and Thomas E. Gay III.	Incorporated by reference to exhibit filed with the Quarterly Report on Form 10-Q filed on June 14, 2007.

10.16	Loan and Security Agreement, dated as of August 12, 2005, by and between the Registrant and United Commercial Bank.	Incorporated by reference to exhibit filed with the Quarterly Report on Form 10-Q filed on September 8, 2005.

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith as page E-5

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith as page 47

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-7

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-9

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-11

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-12

*	Indicates management contract or compensatory plan or arrangement.