Form 10-Q
period 2008-05-03
SIGMA DESIGNS INC
filed 2008-06-12
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 30, 2008, we had 26,576,370 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	May 3,	February 2,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$92,635	$174,089
Short-term marketable securities	45,349	44,401
Accounts receivable, net	33,741	40,205
Inventories	34,541	26,283
Deferred tax assets	5,155	5,155
Prepaid expenses and other current assets	5,591	5,547
Total current assets	217,012	295,680
Long-term marketable securities	52,123	57,242
Software, equipment and leasehold improvements, net	11,836	8,783
Long-term investments	263	263
Goodwill	7,255	5,020
Intangible assets, net	13,527	4,303
Deferred tax assets, net of current portion	6,926	7,513
Other non-current assets	894	662
Total assets	$309,836	$379,466
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,504	$18,484
Accrued liabilities	13,369	14,018
Total current liabilities	30,873	32,502
Other long-term liabilities	1,758	1,372
Total liabilities	32,631	33,874
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 30,399,577 issued and 26,563,552 outstanding at May 3, 2008 and 30,031,060 shares issued and outstanding at February 2, 2008	348,872	341,194
Treasury stock, at cost, 3,836,025 shares at May 3, 2008 and no shares at February 2, 2008	(80,593)	—
Accumulated other comprehensive income	672	811
Retained earnings	8,254	3,587
Total shareholders' equity	277,205	345,592
Total liabilities and shareholders' equity	$309,836	$379,466

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	May 3,	May 5,
	2008	2007
Net revenue	$56,882	$36,016
Cost of revenue	31,249	18,206
Gross profit	25,633	17,810

Operating expenses:
Research and development	10,856	6,089
Sales and marketing	2,641	2,187
General and administrative	6,468	4,294
Acquired in-process research and development	1,571	—
Total operating expenses	21,536	12,570
Income from operations	4,097	5,240

Interest and other income, net	2,168	320
Income before income taxes	6,265	5,560
Provision for income taxes	1,598	191
Net income	$4,667	$5,369

Net income per share:
Basic	$0.16	$0.23
Diluted	$0.16	$0.20

Shares used in computing net income per share:
Basic	28,296	22,979
Diluted	29,483	26,825

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:
Net income	$4,667	$5,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,680	761
Acquired in-process research and development	1,571	-
Share-based compensation expense	4,754	1,326
Provision to record excess and obsolete inventory	781	183
Provision (release) for sales returns, discounts and doubtful accounts	(222)	236
Deferred income taxes	587	—
Loss on disposal of software, equipment and leasehold improvements	1	—
Gains on sale of long-term investments	—	(31)
Accretion of contributed leasehold improvements	(31)	(29)
Changes in operating assets and liabilities:
Accounts receivable	7,583	(1,758)
Inventories	(5,621)	260
Prepaid expenses and other current assets	92	103
Other non-current assets	(232)	(16)
Accounts payable	(1,210)	(6,281)
Accrued liabilities and others	(894)	(336)
Other long-term liabilities	418	(108)
Net cash provided by (used in) operating activities	13,924	(321)

Cash flows from investing activities:
Purchase of marketable securities	(24,205)	(10,558)
Sales and maturities of marketable securities	28,116	10,725
Purchases of software, equipment and leasehold improvement	(3,161)	(215)
Cash paid in connection with acquisition	(18,576)	—
Recovery of long-term investment loss	—	31
Net cash used in investing activities	(17,826)	(17)

Cash flows from financing activities:
Treasury stock purchases	(80,593)	—
Repayment of bank borrowings	—	(53)
Collection of shareholder notes receivable	—	29
Net proceeds from exercise of employee stock options	2,049	1,574
Excess tax benefit on share-based compensation	875	—
Net cash (used in) provided by financing activities	(77,669)	1,550

Effect of foreign exchange rates changes on cash and cash equivalents	117	60
(Decrease) increase in cash and cash equivalents	(81,454)	1,272

Cash and cash equivalents at beginning of period	174,089	24,413
Cash and cash equivalents at end of period	$92,635	$25,685

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$5
Cash paid for income taxes	—	6

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions for the IPTV, Blu-ray and other media players, HDTV and other markets.  The Company sells its products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended February 2, 2008 included in the Company’s 2008 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at May 3, 2008 and February 2, 2008, the consolidated results of its operations for the three months ended May 3, 2008 and May 5, 2007, and the consolidated cash flows for the three months ended May 3, 2008 and May 5, 2007.  The results of operations for the three months ended May 3, 2008 and May 5, 2007 are not necessarily indicative of the results to be expected for future quarters or the year.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting period:  Each of the Company’s fiscal quarters includes 13 weeks and ends on the last Saturday of the period.  The first quarter of fiscal 2009 ended on May 3, 2008.  The first quarter of fiscal 2008 ended on May 5, 2007.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the valuation of inventory on a lower of cost or market basis, the valuation of share-based compensation, expected future cash flows and useful lives of investments, goodwill, intangible assets and other long-lived assets, income taxes, warranty obligations and litigation and settlement costs.  The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results may differ materially from management’s estimates.

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

The Company’s marketable securities include primarily auction rate securities and corporate commercial paper and bonds.  The Company monitors these securities for impairment and recognizes an impairment charge if a decline in the fair value of these marketable securities is judged to be other-than-temporary.  Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future value of the marketable securities.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every twenty-eight, thirty-five or forty-two days, etc.), based on the market demand at the reset period.  These securities are generally classified as short-term marketable securities due to the auction reset feature.  However, if auction rate securities fail to clear at the reset auction and the Company is unable to estimate the date the auction rate securities will next clear, they are classified as long-term marketable securities consistent with their stated contractual maturities.  At May 3, 2008 the Company held nine auction rate securities, with a cost of $43.0 million, all of which failed to clear at recent auctions.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at May 3, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

Inventories:  Inventories are stated at the lower of standard cost (approximating a first-in, first-out basis) or market value. The Company evaluates its ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, the Company writes off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

As a result of this inventory review, the Company charged approximately $0.8 million, and $0.2 million to cost of revenue for the three months ended May 3, 2008 and May 5, 2007, respectively.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (one to five years) or the lease term if shorter.  The allowance for leasehold improvements received from the landlord for the Company’s current facility is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

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

The Company reviews goodwill with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”).  Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“FAS 144”).  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases its fair value estimates on assumptions it believes to be reasonable.  Actual future results may differ from those estimates.

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

Revenue from product sales to OEMs, distributors and end users are generally recognized upon shipment, as shipping terms are predominantly FOB shipping point, except that revenue is deferred when management cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that revenue is recognized.

Product development agreements typically require that the Company provide customized software to support customer-specific designs; accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenue.  Product development revenue was approximately $32,000 and $242,000 for the three months ended May 3, 2008 and May 5, 2007, respectively.

Revenue from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenue are included in cost of revenue.  Support service revenue was $28,000 and $600,000 for the three months ended May 3, 2008 and May 5, 2007, respectively.

Foreign currency:  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and any gains and losses are included in cumulative translation adjustment.

Concentration of credit risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long-term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with four financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews its accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in its allowance for doubtful accounts.  As of May 3, 2008 and February 2, 2008, four and three customers accounted for approximately 67% and 75%, respectively, of the Company’s net outstanding trade receivables.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of a valuation allowance, to reduce deferred tax assets to amounts that are more likely than not to be realized.  The income tax provision for the quarter ended May 3, 2008 and May 5, 2007 was $1.6 million and $0.2 million, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal 2008.  During the first quarter of fiscal 2009, the Company recorded a net increase of $0.1 million in unrecognized tax benefits.

Share-based compensation:  The Company applies SFAS No. 123(R) Share-Based Payment, (“SFAS 123(R)”) to measure and recognize of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s unaudited condensed consolidated statements of operations.

Share-based compensation expense recognized in periods after January 28, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations for periods after the adoption of SFAS 123(R) includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for fiscal 2008 and for the first quarter of fiscal 2009 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording employee share-based compensation expense on the unaudited condensed consolidated statements of operations for the three months ended May 3, 2008 and May 5, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2008	May 5, 2007
Share-based compensation expense by type of award:
Stock options	$4,634	$1,158
Employee stock purchase plan	103	57
Total share-based compensation expense	4,737	1,215
Tax effect of share-based compensation expense	(1,800)	(42)
Net effect on net income	$2,937	$1,173

Effect on net income per share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.04

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

Recent accounting pronouncements:  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company did not elect to adopt the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has adopted SFAS 141R beginning February 3, 2008 and there is no material impact on its condensed consolidated financial statements.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 3, 2008			February 2, 2008
	Book	Unrealized	Fair	Book	Unrealized	Fair
	Value	Gain/(Loss)	Value	Value	Gain/(Loss)	Value
Money market funds	$74,128	$—	$74,128	$165,719	$—	$165,719
Corporate commercial paper	32,042	(23)	32,019	33,354	35	33,389
Corporate bonds	12,568	28	12,596	17,177	180	17,357
US agency discount notes	17,982	5	17,987	4,926	25	4,951
US agency non-callable	—	—	—	7,000	30	7,030
Auction rate securities	43,000	—	43,000	43,900	—	43,900
Total cash equivalents and marketable securities	$179,720	$10	$179,730	$272,076	$270	$272,346
Cash on hand held in the United States			8,665			2,257
Cash on hand held overseas			1,712			1,129
Total cash on hand			10,377			3,386
Total cash, cash equivalents and marketable securities			$190,107			$275,732

Reported as:
Cash and cash equivalents			$92,635			$174,089
Short-term marketable securities			45,349			44,401
Long-term marketable securities			52,123			57,242
			$190,107			$275,732

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	May 3, 2008		February 2, 2008
	Book	Fair	Book	Fair
(In thousands)	Value	Value	Value	Value
Due in 1 year or less	$127,583	$127,607	$214,959	$215,104
Due in greater than 1 year	52,137	52,123	57,117	57,242
Total	$179,720	$179,730	$272,076	$272,346

Historically, the Company classified its auction rate securities as short-term marketable securities because the Company was able to liquidate them at its discretion at the reset period.  As of May 3, 2008, the carrying value of the Company’s nine auction rate securities totaled $43.0 million.  During February, March and April of 2008, all of the auctions associated with these securities failed.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, and substantially insured and guaranteed by the United States Federal Department of Education.  In addition, all auction rate securities held by the Company are rated by major independent rating agencies as either AAA or Aaa.  Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail.  The Company does not expect to need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at May 3, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

The brokerage statements received from the Company’s investment firm that hold its auction rate securities included an estimated value as of May 3, 2008 at approximately $40.5 million with an unrealized loss of $2.5 million.  The Company has reviewed the assumptions underlying this valuation change and has not recorded this unrealized loss of $2.5 million.

Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.  In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security or the maturity of the underlying securities.  The Company received the valuation calculated by the investment firm, however, does not believe it represents fair value and accordingly the Company has not recorded an unrealized loss for these adjustments.  Based on the cash and short-term marketable securities balance of $138.0 million and expected positive operating cash flows, the Company does not anticipate a lack of liquidity associated with the auction rate securities will adversely affect the Company’s ability to conduct business, and the Company has the ability to hold the securities throughout the currently estimated recovery period.  The Company will continue to evaluate any changes in the market value of the failed auction rate securities that have not been liquidated subsequent to quarter-end.  Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in market value at that time.

3.	Fair values of assets and liabilities

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards 157, Fair Value Measurements, (“SFAS 157”).  The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Determination of Fair Value

The Company’s cash equivalents and marketable securities, with the exception of auction-rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market.  During the three months ended May 3, 2008, the Company recorded no impairment loss relating to the value of auction-rate securities.  There were no realized gain or losses recorded for these auction-rate securities in the three months ended May 3, 2008.

The table below presents the balances of the Company’s assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended
	May 3, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$74,128	$74,128	$—	$—
Corporate commercial paper	32,019	32,019	—	—
Corporate bonds	12,596	12,596	—	—
US agency discount notes	17,987	17,987	—	—
Auction rate securities	43,000	—	—	43,000
Total cash equivalents and marketable securities	$179,730	$136,730	$—	$43,000

The table below provides a reconciliation of the Company’s financial assets measured at fair value on a reoccurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three months ended May 3, 2008 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Available-for-sale
Beginning Balance	$—
Total realized gains or (losses) included in net income	—
Total unrealized losses included in other comprehensive income	—
Purchases, sales and settlements, net	(900)
Transfers in Level 3	43,900
Ending balance	43,000

The total amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

4.	Inventories

Inventories consist of the following (in thousands):

	May 5,	February 2,
	2008	2008
Raw materials	$20,865	$12,838
Work-in-process	5,655	2,735
Finished goods	8,021	10,710
Total	$34,541	$26,283

5.	Acquisition

VXP acquisition

On February 8, 2008, the Company acquired certain assets and assumed certain liability obligations of the VXP Image Processing business (“VXP”), which specializes in video processing technology that we intend to use to bring studio quality video to consumer television, from Genuum Corporation for $18.6 million in cash including transaction costs.  Forty four employees joined the Company as part of the acquisition.

In connection with the VXP acquisition, the Company obtained a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  In accordance with SFAS 141, the total purchase price was allocated to VXP’s net tangible and intangible assets based upon its fair values as of February 8, 2008.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  Approximately $0.1 million of the goodwill is deductible for tax purposes.  The purchase price in the transaction was allocated as follows (in thousands):

		Estimated
	Amount	Useful Life
Cash consideration	$18,200
Transaction costs	376
Total consideration	$18,576

Net tangible assets	$4,554
Identifiable intangible assets:
Developed technology	8,504	2 to 7 years
In process research and development	1,571	N/A
Customer relationships	1,123	7 years
Trademarks	298	5 years
Software license	291	8 years
Goodwill	2,235
Total consideration	$18,576

6.	Goodwill and Intangible assets

Goodwill

Total goodwill as of May 3, 2008 was $7.3 million.  Goodwill attributable to the February 8, 2008 VXP acquisition was approximately $2.2 million and the remaining goodwill balance was attributable to the fiscal 2007 Blue 7 acquisition.

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of May 3, 2008 (in thousands, except for years):

		Accumulated		Estimated
	Cost	Amortization	Net	Useful Life
Developed technology	$13,803	$(2,018)	$11,785	2 to 7 years
Noncompete agreements	1,400	(1,030)	370	3 years
Customer relationships	1,123	(36)	1,087	7 years
Trademarks	298	(13)	285	5 years
	$16,624	$(3,097)	$13,527

Amortization expense related to acquired intangible assets was $0.7 million and $0.3 million for the three months ended May 3, 2008 and May 5, 2007, respectively.  As of May 3, 2008, the Company expects the amortization expense in future periods to be as shown below (in thousands):

	Developed	Noncompete	Customer
Fiscal year	Technology	Agreements	Relationships	Trademarks	Total
2009	$1,711	$351	$120	$45	$2,227
2010	2,280	19	160	60	2,519
2011	2,125	—	160	60	2,345
2012	2,121	—	160	60	2,341
2013	2,121	—	160	60	2,341
Thereafter	1,427	—	327	—	1,754
	$11,785	$370	$1,087	$285	$13,527

7.	Product warranty

In general, the Company sells products with a one-year limited warranty that its products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues.  Accrued warranty cost includes estimated hardware repair and/or replacement and software support costs and is included in accrued liabilities on the unaudited condensed consolidated balance sheets.

Details of the change in accrued warranty as of May 3, 3008 and May 5, 2007 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
May 3, 2008	$1,564	$212	$(71)	$1,705
May 5, 2007	556	79	(116)	519

8.	Commitments and contingencies

Commitments

Leases

The Company’s primary facility is leased under a non-cancelable lease which expires in September 2012.  The Company also leases facilities in Canada, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2009	$1,176
2010	1,641
2011	1,638
2012	1,686
2013	1,399
Thereafter	3,867
Total minimum lease payments	$11,407

Purchase commitments

The Company places non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  The total amount of outstanding non-cancelable purchase orders was approximately $31.1 million and $19.6 million as of May 3, 2008 and February 2, 2008, respectively.

Indemnifications

The Company’s standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company’s intellectual property.  The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“FAS 5”).  To date, the Company has not incurred or accrued any costs related to any claims under such indemnification provisions.

401(k) tax deferred savings plan

The Company maintains a 401(k) tax deferred savings plan for the benefit of qualified employees, who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,000 in calendar year 2008.  Employees age 50 or over may elect to contribute an additional $5,000.  In January 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.2 million for the three months ended May 3, 2008.

Group Registered Retirement Savings Plan

The Company maintains a Group Registered Retirement Savings Plan for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (RRSP), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 in calendar year 2008.  In April 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the Group Registered Retirement Saving Plan totaled $11,000 for the three months ended May 3, 2008.

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

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties filed a Joint Motion for Preliminary Approval of Settlement on May 29, 2008.  At a hearing on this motion held on June 6, 2008, the Court requested that the parties revise certain documents and submit them for the Court’s review.  The parties fulfilled this request and expect an order on the joint motion to be entered by June 30, 2008.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  On June 9, 2008, pursuant to joint stipulation, the Court ordered that the State Action continue to be stayed pending entry of an Order and Final Judgment approving the settlement in the Federal Action.  All amounts due under the settlement were accrued as of February 2, 2008.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices.  The SEC has requested that the Company voluntarily produce documents relating to, among other things, its stock option practices.  The Company is cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for the Company’s fiscal 2004 and 2005.  The Company has also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit relates to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company has been meeting with the IRS to determine if an informal settlement may be reached as to the tax, penalty and interest due in respect of the employment taxes for the 2004 and 2005 audit years as well as for 2006.

In August 2007, the IRS began an income tax audit for the Company’s fiscal 2005.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of this audit.

9.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Diluted net income per share for the periods presented is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three months ended May 3, 2008 and May 5, 2007 (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2008	May 5, 2007
Numerator:
Net income, as reported	$4,667	$5,369
Denominator:
Weighted average common shares outstanding - basic	28,296	23,010
Escrowed shares related to Blue7 acquisition	—	(31)
Shares used in computation - basic	28,296	22,979
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	—	31
Stock options	1,187	3,815
Shares used in computation - diluted	29,483	26,825
Net income per share:
Basic	$0.16	$0.23
Diluted	$0.16	$0.20

A summary of the excluded potentially dilutive securities as of three months ended May 3, 2008 and May 5, 2007 as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Stock options excluded because exercise price in excess of average stock price	1,309	245

10.	Comprehensive income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three Months Ended
	May 3,	May 5,
	2008	2007
Net income	$4,667	$5,369
Other comprehensive income
Unrealized gain on available-for-sale securities	(261)	1
Foreign currency translation adjustment	122	59
Total comprehensive income	$4,528	$5,429

11.	Stock option plans

Stock option plans

The Company has adopted stock option plans that provide for the grant of stock option awards to employees and directors, which are designed to reward employees and directors for their long-term contributions to the Company and provide an incentive for them to remain with the Company.  As of May 3, 2008, the Company had two stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”) and the 2001 Employee Stock Option Plan (the “2001 Option Plan”).

A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 82,500 have been granted as of May 3, 2008.

The total stock option activity of the 2001 Option Plan is summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, February 2, 2008	3,941,819	$16.78
Granted	293,680	29.62
Cancelled	(14,021)	33.05
Exercised	(368,517)	5.56
Balance, May 3, 2008	3,852,961	$18.80	7.28	$24,740

Ending Vested and Expected to Vest	3,673,461	$18.47	7.23	$24,138
Ending Exercisable	1,421,822	$9.42	5.52	$15,293

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.43 as of May 3, 2008, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under its stock option plans was $10.7 million and $15.9 million for the three months ended May 3, 2008 and May 5, 2007, respectively, determined as of the date of option exercise.  The total fair value of options, which vested during the three months ended May 3, 2008 and May 5, 2007 was $3.6 million and $1.2 million, respectively.  At May 3, 2008, 747,449 shares were available for future grants.

The options outstanding and currently exercisable at May 3, 2008 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at May 3, 2008	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at May 3, 2008	Weighted Average Exercise Price Per Share
$0.95	$3.40	452,877	4.61	$2.27	414,303	$2.20
$3.50	$7.32	391,799	4.30	$5.22	279,038	$5.03
$7.40	$9.89	525,417	6.61	$8.63	226,143	$8.14
$11.06	$11.06	560,099	8.31	$11.06	159,410	$11.06
$11.40	$13.88	411,067	7.39	$11.69	184,998	$11.66
$15.91	$27.83	399,802	9.07	$21.73	54,930	$19.47
$28.63	$28.63	135,000	9.08	$28.63	—	$—
$31.57	$31.57	216,500	6.96	$31.57	3,000	$31.57
$41.58	$41.58	100,000	4.78	$41.58	100,000	$41.58
$45.83	$45.83	660,400	9.51	$45.83	—	$—
$0.95	$45.83	3,852,961	7.28	$18.80	1,421,822	$9.42

As of May 3, 2008, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $42.1 million and will be recognized over an estimated weighted average amortization period of 3.36 years.  The amortization period is based on the expected vesting term of the options.

Employee stock purchase plan

Under the Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period.  As of May 3, 2008, 254,428 shares under the 2001 Purchase Plan remain available for future purchase.

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

The weighted-average estimated values of employee stock options granted during the three months ended May 3, 2008 and May 5, 2007 was $18.71 and $17.54 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the three months ended May 3, 2008 and May 5, 2007 was $17.45 and $8.44, per share, respectively.  The fair value of each option and employee stock purchase right grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	May 3, 2008		May 5, 2007
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	71.12%	60.21%	68.33%	62.91%
Risk-free interest rate	3.33%	3.49%	4.57%	5.11%
Expected term (in years)	5.66	0.50	6.10	0.50
Dividend yield	None	None	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of the Company’s stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected term life of purchase rights is the period of time remaining in the current offering period.  The dividend yield assumption is based on the Company’s history of not paying dividends and assumption of not paying dividends in the future.

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

Non-employee related share-based compensation expense

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services (“EITF 96-18”), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 71.12%, risk-free interest rates of 3.39%, expected term of options of 6.72 years and dividend yields of zero percent for the three months ended May 3, 2008.  Total non-employee share-based compensation recorded during the three months ended May 3, 2008 and May 5, 2007 was $17,000 and $107,000, respectively

12.	Significant customers

For the three month ended May 3, 2008, four customers accounted for 16%, 15%, 11% and 11%, respectively, of net revenue.  For the three months ended May 5, 2007, three customers accounted for 22%, 15% and 12%, respectively, of net revenue.

Four customers accounted for 26%, 20%, 11% and 11%, respectively, of total accounts receivable at May 3, 2008.  Three customers accounted for 46%, 15% and 14%, respectively, of total accounts receivable at February 2, 2008.

13.	Related party transactions

During June 2005, the Company loaned $0.5 million to Blue7, a California corporation, in which the Company had invested $1.0 million, for an approximately 17% ownership interest.  One of the Company’s board members had invested $0.1 million for a 2% ownership interest during fiscal 2005.  In November 2005 and January 2006, the Company loaned an additional $0.3 million and $0.2 million, respectively, to Blue7.  During fiscal 2007, the total loan balance of $0.9 million was forgiven and accounted for as part of the Blue7 acquisition cost.  Also, related to the Blue7 acquisition in fiscal 2007, 2,645 shares of stock options were granted to a Blue7 consultant, who was one of the Company’s board members.  During the first quarter of fiscal 2008, 1,984 of these shares were exercised and remaining 661 shares were cancelled.

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

14.	Segment and geographical information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment.  The Company’s operating segment consists of its geographically based entities in the United States, Singapore, Hong Kong and France.  The Company’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  The Company does not assess the performance of its product groups, target markets geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, our expectations for growth in our revenue, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. Federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or “SoC”, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including IPTV set-top boxes, Blu-ray DVD players, high definition televisions (HDTV), media communication devices, and other products.  Our semiconductors are capable of a range of media processing and communication functions, including high definition digital video decoding for multiple compression standards, graphics acceleration, video image processing, audio decoding, wireless communications, CPU and display control.  Our software provides system control as well as media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs for the Blu-ray player market, in terms of units shipped.

Our primary target markets are IPTV, Blu-ray and other media players, and the HDTV markets.  The IPTV market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The Blu-ray and other media players market consists primarily of consumer Blu-ray players, multi-function products, and portable media devices that perform playback of digital media stored on optical or hard disk formats.  The HDTV market consists of digital television sets offering high definition capability, including flat-panel and projection devices.  We also sell products into other markets such as the PC-based add-in market, prosumer audio/video applications, and media communication devices.  We currently derive minor revenues from sales of our products into these other markets.

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards and wireless devices.  For the three months ended May 3, 2008 and May 5, 2007, we derived 99% and 95%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions increased $21.7 million or 63%, respectively, for the three months ended May 3, 2008 as compared to the corresponding periods in the prior fiscal year.  This increase in our SoCs sales was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for our target markets.  This product series represented 80% and 70% of our net revenue for the three months ended May 3, 2008 and May 5, 2007, respectively.  We believe our success with the SMP8630 series product demonstrates our success in the recently emerging IPTV and Blu-ray player markets.

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

Many of our target markets are characterized by intense price competition.  In addition, the semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  However, on occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices, volume order discounts, mix of product sales, our costs, the extent of development fees, changes in estimated useful lives of production testing equipment and provisions for inventory obsolescence.  We also experienced a negative impact to our gross margins for the three months ended May 3, 2008 as a result of inventory aquired of $3.2 million from Gennum Corporation in connection with our acquisition of certain assets of its VXP business.

We expect our revenue from the IPTV, the Blu-ray and other media players and the HDTV markets to grow with increasing demand in these markets.  Our revenue derived from the IPTV market may fluctuate in future periods, as this revenue is based on telecommunications service providers IPTV service deployments, the timing of which are uncertain.  We expect our operating expenses will increase in absolute dollars as our revenue grows.

Share Repurchase Program

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2.0 million shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  Repurchases may be conducted in the open market or in privately negotiated transactions and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There is no guarantee as to the exact number of shares that will be repurchased under the program.  As of May 3, 2008, we had purchased a cumulative total of approximately 3.8 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $80.6 million at an average price of $21.01 per share.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008 reflect the more significant judgments and estimates used in preparation of our financial statements.  Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended May 3, 2008 compared with those discussed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Results of Operations

The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of net revenue for each of periods indicated (in thousands):

	Three Months Ended
	May 3,	% of	May 5,	% of
	2008	Net Revenue	2007	Net Revenue
Net revenue	$56,882	100%	$36,016	100%
Cost of revenue	31,249	(55)%	18,206	(51)%
Gross profit	25,633	45%	17,810	49%
Operating expenses:
Research and development	10,856	(19)%	6,089	(17)%
Sales and marketing	2,641	(5)%	2,187	(6)%
General and administrative	6,468	(11)%	4,294	(12)%
Acquired in-process research and development	1,571	(3)%	—	—
Total operating expenses	21,536	(38)%	12,570	(35)%
Income from operations	4,097	7%	5,240	15%
Interest income and other income, net	2,168	4%	320	1%
Income before income taxes	6,265	11%	5,560	15%
Provision for income taxes	1,598	(3)%	191	(1)%
Net income	$4,667	8%	$5,369	15%

Net revenue

The following table sets forth net revenue and percent change in net revenue (in thousands):

	Three Months Ended
	May 3,	%	May 5,
	2008	change	2007
Net revenue	$56,882	58%	$36,016

Our net revenue for the three months ended May 3, 2008 increased approximately $20.9 million, as compared to the corresponding period in the prior fiscal year.  The increase in net revenue for the three months ended May 3, 2008 was primarily due to an 86% increase over the prior period in unit shipments of our SoC’s into the IPTV, Blu-ray and other media players markets, which was partially offset by a 12% decline over the prior period in average selling prices of our products.  The increase in unit shipments was driven primarily by our participation in the increased market adoption of IPTV.  The decrease in average selling prices was driven primarily by the achievement of volume pricing targets by our customers.

Net revenue by target market

We sell our products into three primary markets, which are the IPTV market, the Blu-ray and other media players market and the HDTV market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market and prosumer audio/video market, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Three Months Ended
	May 3,	% of	May 5,	% of
	2008	Net Revenue	2007	Net Revenue
IPTV	$42,997	76%	$27,918	78%
Blu-ray and other media players	11,450	20%	7,053	20%
HDTV	436	1%	511	1%
Other	1,999	3%	534	1%
Net revenue	$56,882	100%	$36,016	100%

IPTV:  The increase of $15.1 million, or 54%, in net revenue from sales into the IPTV market for the three months ended May 3, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to our customers in the IPTV market incorporating our SoCs into their products, primarily our SMP8630 SoC series.

Blu-ray and other media players:  The increase of $4.4 million, or 62%, in net revenue from the Blu-ray and other media players market for the three months ended May 3, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to increased sales volume of our customers’ products incorporating our SoCs, including an increase in Blu-ray and digital media adapter applications.

HDTV:  We reported a decrease in net revenue from sales into the HDTV market of $0.1 million or 15% for the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year.

Other:  Our other markets consists of PC add-ins and other ancillary markets, including products acquired in connection with an acquisition of certain assets of the VXP Group from Gennum Corporation.  Sales to our other markets for the three months ended May 3, 2008 increased $1.5 million or 274% compared to the corresponding period in the prior year was primarily attributable to $1.1 million of revenue from sales of our VXP product, which we commenced selling in February 2008 following the asset acquisition from Gennum Corporation.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Three Months Ended
	May 3,	% of	May 5,	% of
	2008	Net Revenue	2007	Net Revenue
SoCs	$56,141	99%	$34,392	95%
Other	741	1%	1,624	5%
Net revenue	$56,882	100%	$36,016	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, Blu-ray and other media players and HDTV consumer electronic markets.  The increase of $21.7 million, or 63% in net revenue from SoCs for the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year was due primarily to increased demand in sales of IPTV products and Blu-ray players.

Other:  We derive revenue from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories and wireless devices.  The decrease of $0.9 million or 54% for the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year was due to lower sales of our engineering development kits related to our SoCs and support services.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Three Months Ended
	May 3,	% of	May 5,	% of
	2008	Net Revenue	2007	Net Revenue
Asia	$31,125	55%	$21,787	61%
Europe	22,076	39%	10,876	30%
North America	3,656	6%	3,300	9%
Other regions	25	*	53	*
Net revenue	$56,882	100%	$36,016	100%

*	These regions provided less than 1% of our net revenue in these periods

Asia:  Our net revenue in absolute dollars from Asia increased $9.3 million, or 43% in the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia represented 55% and 61% of our net revenue for the three months ended May 3, 2008 and May 5, 2007, respectively.  This 6% decrease as a percentage of revenue was primarily due to the disproportionate increase in sales into Europe during the three months ended May 3, 2008.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 3,	May 5,
	2008	2007
Singapore	15%	*
Korea	*	22%
Japan	12%	*
China	10%	*
Taiwan	*	10%

*	Net revenue from this country was less than 10% of our net revenue

Europe:  Our net revenue in absolute dollars from Europe increased $11.2 million, or 103% for the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe was primarily attributable to major deployments by our European customers using our IPTV SoCs in their products.  Our revenue from Europe in any given period may also fluctuate depending on whether our European customers place their orders locally or through their non-European manufacturers who incorporate our SoCs into their products.

The following table sets forth the percentage of net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 3,	May 5,
	2008	2007
France	17%	19%
Netherlands	13%	*

*	Net revenue from this country was less than 10% of our net revenue

North America:  Our net revenue from North America increased $0.4 million, or 11% for the three months ended May 3, 2008 compared to the corresponding period in the prior fiscal year.  The increase in the comparative three month period was primarily attributable to increased demand for our SoC solutions for the IPTV market and partially offset by the continuation of the trend that companies located in North America who incorporate our products in their finished goods are moving their production orders to large designers and manufacturers located in the Asia or Europe regions.  Our revenue from North America in any given period fluctuates depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our SoC’s into their products.

For the three months ended May 3, 2008 and May 5, 2007, our net revenue generated outside North America was 94% and 91% of our net revenue, respectively.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 3,	May 5,
Customer	2008	2007
Cisco Systems	16%	15%
MTC Singapore	15%	*
Macnica, Inc.	11%	*
Freebox SA	11%	12%
Uniquest Corp.	*	22%

*	These customers provided less than 10% of our net revenue in these periods

Gross Profit and Gross Margin

The following table sets forth gross profit and gross margin (in thousands):

	Three Months Ended
	May 3,	%	May 5,
	2008	change	2007
Gross profit	$25,633	44%	$17,810
Gross margin	45%		49%

Our gross profit for the three months ended May 3, 2008 was $25.6 million, representing a gross margin of 45%, as compared to $17.8 million, representing a gross margin of 49%, for the corresponding period of the prior fiscal year.  The 4 percentage point decrease in gross margin during the three months ended May 3, 2008 compared to the three months ended May 5, 2007 was the result of a 12% decline in our average selling price per unit, which was partially offset by a 4.0% decline in our average cost per unit.  The decrease in our average selling prices was primarily due to our customers achieving volume pricing targets and general market pricing pressures.  The reduction of our average cost per unit was achieved through reduced prices and manufacturing efficiencies related to increased unit production volume with our manufacturers.  In addition, the gross margin for the three months ended May 3, 2008 included intangible amortization costs of $0.5 million from our acquisitions, charges of $0.8 million from a provision for excess inventory and approximately $0.6 million associated with inventory acquired in the VXP Group acquisition.

Operating Expenses

The following table sets forth operating expenses and percent change in operating expenses (in thousands):

	Three Months Ended
	May 3,	%	May 5,
	2008	change	2007
Research and development expenses	$10,856	78%	$6,089
Sales and marketing expenses	2,641	21%	2,187
General and administrative expenses	6,468	51%	4,294
Acquired in-process R&D	1,571	100%	—
Total operating expenses	$21,536	71%	$12,570

Research and development expenses:  Research and development expenses increased by $4.8 million, or 78%, during the three months ended May 3, 2008 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $3.3 million in wages and other compensation expenses, including  an increase of $0.7 million in share-based compensation expense, primarily due to increased headcount from both hiring and from employees joining as part of the acquisition of assets of the VXP Group; an increase of $1.3 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products; and an increase of $0.2 million in depreciation and amortization and other expenses.

Sales and marketing expenses:  Sales and marketing expenses increased by $0.5 million, or 21%, during the three months ended May 3, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.4 million in wages and compensation expense including an increase of $0.2 million in share-based compensation expense and commissions primarily due to increased headcount and increased sales.

General and administrative expenses:  General and administrative expenses increased by $2.2 million, or 51%, during the three months ended May 3, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $2.6 million in share-based compensation expense due primarily to a fully vested option grant during the current quarter resulting in $2.4 million in expense for the period; an increase of $0.7 million in professional fees related to audit, tax and other services; an increase of $0.2 million in insurance expense primarily due to insurance and other expenses; an increase of $0.1 million in wages and compensation expense primarily due to increased headcount; an increase of $0.1 million in other employee benefits and travel and entertainment expenses; all of which was partially offset by a decrease of $1.5 million in legal and professional fees, which were higher in the same quarter of the prior fiscal year mostly related to the review of our historical stock option granting practices of previous fiscal years.

Acquired in-process research and development:  Acquired in-process research and development, or IPR&D, totaled $1.6 million for the VXP acquisition completed on February 8, 2008.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.  IPR&D is a one-time expense related to the VXP acquisition recognized during the quarter in which we closed the VXP acquisition.

Share-based compensation expense:  The following table sets forth the total share-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 3,	May 5,
	2008	2007
Cost of revenue	$83	$88
Research and development expenses	1,411	685
Sales and marketing expenses	358	208
General and administrative expenses	2,902	345
Total share-based compensation	$4,754	$1,326

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Amortization of intangible assets:  Amortization expense of $0.5 million and $0.2 million for acquired developed technology for three months ended May 3, 2008 and May 5, 2007, respectively, is classified as cost of sales.  Amortization expense of $0.2 million and $0.1 million for other purchased intangible assets for the three months ended May 3, 2008 and May 5, 2007, respectively, is classified as sales and marketing expense.  At May 3, 2008, the unamortized balance from purchased intangible assets was $13.5 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Interest and other income, net

The following table sets forth net interest and other income and the percent change in interest and other income, net (in thousands):

	Three Months Ended
	May 3,	%	May 5,
	2008	change	2007
Interest and other income, net	$2,168	578%	$320

The increase of $1.8 million, or 578%, for the three months ended May 3, 2008 compared with the corresponding period in the prior fiscal year was due primarily to an increase in interest income earned on cash, cash equivalents and marketable securities, the balances of which increased significantly during fiscal 2008 as a result of cash generated from operations and our follow-on public offering of our common stock that was completed in October 2007.

Provision for income taxes

We recorded a provision for income taxes of $1.6 million for the first quarter of fiscal 2009 and $0.2 million for the same period in fiscal 2008.  The effective tax rate was approximately 25.5% and 3.4% respectively.  Our fiscal 2009 effective tax rate differs from the combined federal and state statutory rate of 41% primarily due to our international operations strategy, which resulted in foreign tax differential benefit.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in millions):

	May 3,	February 2,
	2008	2008

Cash and cash equivalents	$92.6	$174.1
Short-term marketable securities	45.3	44.4
	$137.9	$218.5

As of May 3, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $137.9 million, which represents a decrease of $80.6 million from $218.2 million at February 2, 2008.  The decrease in cash and cash equivalents and marketable securities was primarily the result of our repurchase of 3.8 million shares of our common stock for approximately $80.6 million, which we completed during the three months ended May 3, 2008.

Cash flows from operating activities

 The following table sets forth the net (decrease) or increase in cash and cash equivalents summarized by operating, investing and financing activities (in millions):

	Three Months Ended
	May 3,	May 5,
	2008	2007
Net cash (used in) provided by:
Operating activities	$13.9	$(0.3)
Investing activities	(17.8)	0.0
Financing activities	(77.7)	1.5
Effect of foreign rate changes on cash and cash equivalents	0.1	0.1
Net (decrease) increase in cash and cash equivalents	$(81.5)	$1.3

Net cash provided by operating activities was $13.9 million for the three months ended May 3, 2008.  The cash provided by our operating activities for the three months ended May 3, 2008 was primarily due to net income of $4.7 million, non-cash charges of $9.1 million, a decrease in accounts receivable of $7.6 million, an increase in other long-term liabilities of $0.3 million and a decrease in prepaid expenses and other current assets of $0.1 million and which was partially offset by an increase in inventory of $5.6 million, a decrease in accounts payable $1.2 million, a decrease in accrued liabilities and others of $0.9 million and an increase in other non-current assets of $0.2 million. The decrease in accounts receivable for the three months ended May 3, 2008 was a result of decreased billings due to decreased product shipments during the quarter and was partially offset by the heavier weighting of shipments to the last month of the quarter.  The inventory increase for the three months ended May 3, 2008 was due to the acquisition of VXP inventories and the overall decrease in inventory turns due to decreased shipments.

Net cash used in operating activities was $0.3 million for the three months ended May 5, 2007.  The cash used in our operating activities in the three months ended May 5, 2007 was primarily due to decrease in accounts payable of $6.3 million and increase in account receivable of $1.8 million, which was partially offset by net income of $5.4 million and non-cash expenses of $2.4 million.

Cash flows from our operating activities will continue to fluctuate based upon our ability to achieve revenue growth while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in our investing activities was $17.8 million for the three months ended May 3, 2008 which was primarily due to cash paid in connection with acquisition of VXP Group of $18.6 million, purchases of marketable securities of $24.2 million and capital equipment of $3.1 million, which was partially offset by sales or maturity of marketable securities of $28.1 million.

Net cash used in our investing activities was $17,000 for the three months ended May 5, 2007, which was primarily due to purchases of marketable securities of $10.5 million and capital equipment of $0.2 million, which was offset by sales or maturity of marketable securities of $10.7 million.

Cash flows from financing activities

Net cash used in financing activities was $77.7 million in the three months ended May 3, 2008, which was the result of $80.6 million for the purchase of 3.8 million shares of our common stock, partially offset by $2.0 million of proceeds from the exercise of employee stock options and stock purchase rights and $0.9 million of excess tax benefit from share-based compensation.

Net cash provided by financing activities was $1.6 million in the three months ended May 5, 2007, which primarily consisted of $1.6 million of proceeds from the exercise of employee stock options, partially offset by our repayment of our outstanding term loan of $53,000.

Liquidity

To date, our primary sources of funds have been proceeds from common stock issuances.  In certain periods, including fiscal 2008 and the first quarter of fiscal 2009, cash generated from operations has also been a source of funds.  While we generated cash from operations in the three months ended May 3, 2008 and May 5, 2007, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.

Based on our currently anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.  Cash will continue to fluctuate based upon our ability to grow revenue and the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

At May 3, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In recent months the auctions failed for all of our auction rate securities.  There is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investments and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  As of May 3, 2008, all of our auction rate securities remained rated AAA or Aaa.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  We believe that the underlying credit quality of the assets backing our auction rate securities has not been impacted by the reduced liquidity of these investments.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of May 3, 2008 (in thousands):

	Payments Due by Period
	1 year	1 - 3	3 - 5
Contractual Obligations	or less	years	years	thereafter	Total
Operating leases	$1,591	$3,277	$2,868	$3,671	$11,407
Non-cancelable purchase orders	31,064	—	—	—	31,064
	$32,655	$3,277	$2,868	$3,671	$42,471

Off-balance sheet transactions

As of May 3, 2008, we did not have any off-balance sheet arrangements.

Recent accounting pronouncements

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we did not elect to adopt the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We have adopted SFAS 141R beginning February 3, 2008 and there is no material impact on our condensed consolidated financial statements.

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

Interest Rate Sensitivity:  As of May 3, 2008 and February 2, 2008, we held approximately $190.1 million and $275.7 million, respectively, of cash, cash equivalents, short-term marketable securities and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

As of May 3, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In late February and March 2008, auctions failed for all of our auction rate securities and there is no assurance that future auctions will succeed and as a result our ability to liquidate our investments and fully recover the carrying value of our marketable securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities, including those subject to the failure, were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these marketable securities.  We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments.  We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

Our short-term marketable securities generally consist of the U.S. government agency and high grade corporate debt securities with an average original maturity of less than one year.  Our long-term marketable securities generally consist of state and U.S. government agency and high grade corporate debt securities with an average original maturity of more than one year, but no more than two years.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a significant impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity:  The Hong Kong dollar and Euro are the financial currencies of our subsidiaries in Hong Kong and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar and Euro.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at May 3, 2008 or February 2, 2008, the fair value of these foreign currency amounts would decline by an insignificant amount.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

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

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties filed a Joint Motion for Preliminary Approval of Settlement on May 29, 2008.  At a hearing on this motion held on June 6, 2008, the Court requested that the parties revise certain documents and submit them for the Court’s review.  The parties fulfilled this request and expect an order on the joint motion to be entered by June 30, 2008.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  On June 9, 2008, pursuant to joint stipulation, the Court ordered that the State Action continue to be stayed pending entry of an Order and Final Judgment approving the settlement in the Federal Action.

We previously disclosed that the SEC has initiated an informal inquiry into our stock option granting practices.  The SEC has requested that we voluntarily produce documents relating to, among other things, our stock option practices.  We are cooperating with the SEC.

In May 2007, the IRS began an employment tax audit for our fiscal 2004 and 2005.  We have also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit relates to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  We have been meeting with the IRS to determine if an informal settlement may be reached as to the tax, penalty and interest due in respect of the employment taxes for the 2004 and 2005 audit years as well as 2006.

In August 2007, the IRS began an income tax audit for our fiscal 2005.  The IRS has not yet proposed any tax deficiency, interest or penalty amounts in respect of this audit.

ITEM 1A.	RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to the other information set forth in this 10-Q, including our unaudited condensed consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For three months ended May 3, 2008, Cisco Systems, MTC Singapore, Macnica and Freebox SA accounted for 16%, 15%, 11% and 11%, respectively, of our net revenue.  For three months ended May 5, 2007, Uniquest, Cisco Systems and Freebox SA accounted for 22%, 15% and 12%, respectively, of our net revenue.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  We compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and Blu-ray player markets, to seek additional suppliers of SoCs for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our quarterly revenue and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as net revenue during each quarter.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  For example, we experienced a decline in orders from significant customers in the first quarter of fiscal 2009 compared to other recently completed quarters.  Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from significant customers, would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter, we may be unable to ship products to fill those orders during the same quarter in which we received the corresponding order, which could have an adverse impact on our operating results for that quarter.

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

We expect our SoCs to account for the substantial majority of our net revenue for the foreseeable future.  For the three months ended May 3, 2008, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources, and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we are in the process of implementing a new enterprise resource management system in connection with our efforts to address the material weakness in our internal control over financial reporting.  If we fail to adequately manage our growth, or to improve and develop our operational, financial and management information systems, or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, Blu-ray and other media players and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our current litigation and related inquiries, please see the section entitled "Legal Proceedings" under Part I, Item 3.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters will be time consuming, expensive and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the financial impact of determining the correct measurement dates for our stock option grants.  Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC or take other actions not currently contemplated.

As a result of our internal review of our historical stock option granting practices, we were unable to timely file our periodic reports with the SEC during fiscal 2007.  We were also subject to delisting proceedings in front of the Nasdaq Listing Qualifications Staff.  After we filed all of our outstanding periodic reports with the SEC in April 2007, we received a Nasdaq Listing Qualifications Staff letter stating that the Nasdaq Listing Qualifications Staff determined that we had demonstrated compliance with all Nasdaq Marketplace Rules.  Accordingly, our securities continue to be listed on the Nasdaq Global Market.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the Nasdaq Global Market.

We have reported material weaknesses in our controls over financial reporting in fiscal 2005 through 2007.  If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

As of February 2, 2008, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined we had remediated the prior year’s material weaknesses and that our internal control over financial reporting was effective as of February 2, 2008.  However, prior to this we had ongoing material weaknesses in our internal control over financial reporting since the fiscal year ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted in ineffective internal controls over financial reporting for the year ended February 2, 2007.  In August 2007, we filed an amendment to our annual report on Form 10-K for fiscal 2007, in order to correct certain clerical errors in our financial statements and financial statement footnotes.

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

We derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the three months ended May 3, 2008, we derived 94% of our revenue from customers outside of North America.  We also have significant international operations, including a significant newly established operation in Singapore, research and development facilities in France and Canada and a sales office in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

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

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008 and net income of $4.7 million in first fiscal quarter of 2009.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2008, we may not continue to be profitable.  For example, our net income decreased from $35.3 million in the fourth quarter of 2008 to $4.7 million in the first quarter of fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Litigation due to stock price volatility or other factors, such as the current shareholder derivative lawsuits against certain of our current and former officers and directors, could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  In addition, we and certain of our current and former officers and directors are subject to various shareholder derivative lawsuits.  A description of these lawsuits can be found under the section entitled “Legal Proceedings” under Part I, Item 3.  Although we recently executed a definitive settlement agreement that provides for dismissal of these shareholder derivative lawsuits, the agreement remains subject to court approval.  If this settlement is not approved, we would be required to continue to litigate these matters.  These lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and resolve.  Such costs, which include investigation and defense, the diversion of our management’s attention and resources, and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;

•	accurately design new SoC products;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry, assembly and test capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers' products.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our SoC’s.  The smaller SoC size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

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

As a global company, we are subject to taxation in Singapore, the United States and various other countries.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations, and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•	changes in the valuation of our deferred tax assets;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in share-based compensation expense;

•	changes in generally accepted accounting principles; and

•	our ability to use net operating losses of acquired companies to the fullest extent.

We have recently established a foreign operating subsidiary in Singapore.  We anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continuing into the first quarter of fiscal 2009, leading to liquidity issues and failed auctions in the auction rate securities market.  If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at May 3, 2008 were auction rate securities that we purchased for $43.0 million.  These securities have failed to trade at recent auctions due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings cash flow and financial condition.

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

• access to and availability of sufficient management, technical, marketing and financial personnel; and

• the number of shares we repurchase under our share repurchase program.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  We recently announced a share repurchase program under which our board of directors authorized us to repurchase up to 5.0 million shares of our common stock.  In the three months ended May 3, 2008, we used an aggregate of $80.6 million to purchase 3.8 million shares of our common stock.  Although we are not obligated to repurchase any additional shares under this share repurchase program, to the extent we elect to repurchase shares or to the extent we have already spent our cash resources, the amount of cash we used or may use could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of potential economic instability in the United States and Asia-Pacific region; and

•	continuing impact and expenses related to our stock option review and its resolution.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $73.00 on December 10, 2007 to a low of $15.31 on April 14, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

Provisions in our organizational documents, our shareholders rights agreement and California law could delay or prevent a change in control of our company that our shareholders may consider favorable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

On February 26, 2008, our Board of Directors approved a share repurchase program that authorized the repurchase of up to 2.0 million shares of our common stock.  On March 18, 2008, our Board of Directors amended the current program and increased the aggregate number of authorized shares by 3.0 million.  This share repurchase program shall expire in a year from the date of adoption.  As of May 3, 2008, 1.2 million authorized shares remained available for repurchase.  We repurchased common stock in the first quarter of fiscal year 2009 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Share that May Yet Be Purchased under the Plan
Month #1 (February 3, 2008 - March 2, 2008)	—	—	—	—
Month #2 (March 3, 2008 - April 2, 2008)	—	—	—	—
Month #3 (April 3, 2008 - May 3, 2008)	3,836,025	$21.01	3,836,025	1,163,975
Total:	3,836,025	$21.01	3,836,025	1,163,975

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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
Date: June 12, 2008
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