Form 10-Q
period 2008-08-02
SIGMA DESIGNS INC
filed 2008-09-11
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008
or

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

As of September 5, 2008, the Company had 26,353,214 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	August 2,	February 2,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$75,762	$174,089
Short-term marketable securities	44,816	44,401
Accounts receivable, net	39,628	40,205
Inventories	45,150	26,283
Deferred tax assets	5,155	5,155
Prepaid expenses and other current assets	6,897	5,547
Total current assets	217,408	295,680
Long-term marketable securities	59,070	57,242
Software, equipment and leasehold improvements, net	14,007	8,783
Long-term investments	263	263
Goodwill	7,254	5,020
Intangible assets, net	12,786	4,303
Deferred tax assets, net of current portion	5,787	7,513
Other non-current assets	938	662
Total assets	$317,513	$379,466
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,536	$18,484
Accrued liabilities	11,190	14,018
Total current liabilities	25,726	32,502
Other long-term liabilities	1,812	1,372
Total liabilities	27,538	33,874
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 30,502,913 issued and 26,310,601 outstanding at August 2, 2008 and 30,031,060 shares issued and outstanding at February 2, 2008	355,520	341,194
Treasury stock, at cost, 4,192,312 shares at August 2, 2008 and no shares at February 2, 2008	(85,941)	—
Accumulated other comprehensive income	636	811
Retained earnings	19,760	3,587
Total shareholders' equity	289,975	345,592
Total liabilities and shareholders' equity	$317,513	$379,466

See accompanying notes to the unaudited condensed consolidated financial statements

These statements have been adjusted for the change in method of accounting for inventories.  See Item 1, Note 2, Change in accounting policy

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net revenue	$58,212	$42,548	$115,094	$78,564
Cost of revenue	28,691	20,240	57,553	38,446
Gross profit	29,521	22,308	57,541	40,118

Operating expenses:
Research and development	10,377	8,364	21,233	14,453
Sales and marketing	2,783	2,692	5,424	4,924
General and administrative	3,634	2,456	10,102	6,705
Acquired in-process research and development	—	—	1,571	—
Total operating expenses	16,794	13,512	38,330	26,082
Income from operations	12,727	8,796	19,211	14,036

Interest and other income, net	1,064	400	3,232	720
Income before income taxes	13,791	9,196	22,443	14,756
Provision for income taxes	4,200	608	6,270	799
Net income	$9,591	$8,588	$16,173	$13,957

Net income per share:
Basic	$0.36	$0.36	$0.59	$0.60
Diluted	$0.35	$0.32	$0.57	$0.52

Shares used in computing net income per share:
Basic	26,488	23,867	27,392	23,423
Diluted	27,347	26,814	28,415	26,820

See accompanying notes to the unaudited condensed consolidated financial statements

These statements have been adjusted for the change in method of accounting for inventories.  See Item 1, Note 2, Change in accounting policy

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	August 2,	August 4,
	2008	2007
Cash flows from operating activities:
Net income	$16,173	$13,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,572	1,556
Acquired in-process research and development	1,571	—
Share-based compensation expense	7,157	3,039
Shareholder note receivable written off	—	29
Provision to record excess and obsolete inventory	1,142	316
Provision for sales returns, discounts and doubtful accounts	783	268
Deferred income taxes	1,726	—
Loss on disposal of software, equipment and leasehold improvements	1	—
Gains on sale of long-term investments	—	(31)
Accretion of contributed leasehold improvements	(62)	(58)
Changes in operating assets and liabilities:
Accounts receivable	691	(10,009)
Inventories	(16,772)	(1,113)
Prepaid expenses and other current assets	(1,199)	(245)
Other non-current assets	(276)	(41)
Accounts payable	(4,178)	(4,006)
Accrued liabilities	(2,892)	2,657
Other long-term liabilities	502	(172)
Net cash provided by operating activities	7,939	6,147

Cash flows from investing activities:
Purchase of marketable securities	(63,291)	(43,459)
Sales and maturities of marketable securities	60,736	42,625
Purchases of software, equipment and leasehold improvement	(6,500)	(418)
Cash paid in connection with acquisition	(18,576)	—
Recovery of long-term investment loss	—	31
Net cash used in investing activities	(27,631)	(1,221)

Cash flows from financing activities:
Treasury stock purchases	(85,941)	—
Repayment of bank borrowings	—	(109)
Collection of shareholder notes receivable	—	29
Net proceeds from exercise of employee stock options and stock puchase rights	2,975	4,162
Excess tax benefit on share-based compensation	4,194	—
Net cash provided by (used in) financing activities	(78,772)	4,082

Effect of foreign exchange rates changes on cash and cash equivalents	137	47
Increase (decrease) in cash and cash equivalents	(98,327)	9,055

Cash and cash equivalents at beginning of period	174,089	24,413
Cash and cash equivalents at end of period	$75,762	$33,468

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$9
Cash paid for income taxes	4	116

See accompanying notes to the unaudited condensed consolidated financial statements

These statements have been adjusted for the change in method of accounting for inventories.  See Item 1, Note 2, Change in accounting policy

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions for the IPTV, Blu-ray and other media players, prosumer and industrial audio/video, HDTV and other markets.  The Company sells its products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 2, 2008 and February 2, 2008, the consolidated results of its operations for the three months and six months ended August 2, 2008 and August 4, 2007, and the consolidated cash flows for the six months ended August 2, 2008 and August 4, 2007.  The results of operations for the three months and six months ended August 2, 2008 and August 4, 2007 are not necessarily indicative of the results to be expected for future quarters or the year.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting period:  Each of the Company’s fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2009 ended on August 2, 2008.  The second quarter of fiscal 2008 ended on August 4, 2007.

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

The Company’s marketable securities include primarily auction rate securities (“ARS”) and corporate commercial paper and bonds.  The Company monitors these securities for impairment and recognizes an impairment charge if a decline in the fair value of these marketable securities is judged to be other-than-temporary.  Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future value of the marketable securities.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.  ARS are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every twenty-eight, thirty-five or forty-two days, etc.), based on the market demand at the reset period.  These securities are generally classified as short-term marketable securities due to the auction reset feature.  However, if auction rate securities fail to clear at the reset auction and the Company is unable to estimate the date the auction rate securities will next clear, they are classified as long-term marketable securities consistent with their stated contractual maturities.  At August 2, 2008 the Company held nine auction rate securities, with a cost of $43.0 million, all of which failed to clear at recent auctions.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at August 2, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

The Company’s nine auction rate securities are higher education student loan backed securities issued by agencies of nine different states.  All are backed by a guaranty from a U.S. government agency.  These instruments were purchased on the Company’s behalf by its cash investment advisor, UBS.  As a result of the auction failures and lack of liquidity for these securities, UBS announced its proposal of a comprehensive settlement agreement in principle for its clients holding auction rate securities, in which all the auction rate securities currently in the Company’s portfolio could be redeemed at par value.  The offer to redeem will be at the Company’s option during a two year period beginning in June 2010.

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

As a result of this inventory review, the Company charged approximately $0.4 million, and $0.1 million to cost of revenue for the three months ended August 2, 2008 and August 4, 2007, respectively, and $1.1 million and $0.3 million for six months ended August 2, 2008 and August 4, 2007, respectively.

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

Goodwill and Intangible assets:  Goodwill and intangible assets is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

The Company reviews goodwill with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”).  Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases its fair value estimates on assumptions it believes to be reasonable.  Actual future results may differ from those estimates.

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

Product development agreements typically require that the Company provide customized software to support customer-specific designs.  Accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenue.  Product development revenue was approximately $0.1 million and $0.3 million for the three months ended August 2, 2008 and August 4, 2007, respectively, and $0.1 million and $0.6 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

Revenue from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenue are included in cost of revenue.  Support service revenue was $13,000 and $0.1 million for the three months ended August 2, 2008 and August 4, 2007, respectively, and $40,000 and $0.7 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

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

Concentration of credit risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long-term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with four financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews its accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in its allowance for doubtful accounts.  As of August 2, 2008 and February 2, 2008, two and three customers accounted for approximately 77% and 75%, respectively, of the Company’s net outstanding trade receivables.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of a valuation allowance, to reduce deferred tax assets to amounts that are more likely than not to be realized.  The income tax provision for the three months and six months ended August 2, 2008 was $4.2 million and $6.3 million, respectively.  The income tax provision for the three months and six months ended August 4, 2007 was $0.6 million and $0.8 million, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal 2008.  For the three months and six months ended August 2, 2008, the Company recorded a net increase of $0.7 million and $0.8 million, respectively, in unrecognized tax benefits.

Share-based compensation:  The Company applies SFAS No. 123(R) Share-Based Payment, (“SFAS 123(R)”) to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s unaudited condensed consolidated statements of operations.

Share-based compensation expense recognized in periods after January 28, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations for periods after the adoption of SFAS 123(R) includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for fiscal 2008 and for the first two quarters of fiscal 2009 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording employee share-based compensation expense on the unaudited condensed consolidated statements of operations for the three months and six months ended August 2, 2008 and August 4, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Share-based compensation expense by type of award:
Stock options	$2,209	$1,431	$6,843	$2,589
Employee stock purchase plan	179	156	282	213
Total share-based compensation expense	2,388	1,587	7,125	2,802
Tax effect of share-based compensation expense	(651)	(93)	(2,146)	(164)
Net effect on net income	$1,737	$1,494	$4,979	$2,638

Effect on net income per share:
Basic	$0.07	$0.06	$0.18	$0.11
Diluted	$0.06	$0.06	$0.18	$0.10

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and requires related acquisition costs to be expensed in the period incurred.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its condensed consolidated results of operations and financial condition.

2.	Change in accounting policy

Effective for the second quarter of fiscal 2009, the Company changed its method of accounting for valuing the portion of its raw material inventory known as tested wafers or die bank.  Previously, the expense associated with yield loss from the initial testing of wafers was expensed to cost of revenue until the wafers were moved into the next stage of production.  Historically, the Company has absorbed the value of rejected die only when the wafers were moved into work in process (“WIP”).  Now, the Company accounts for the yield loss from the initial testing by immediately absorbing the cost of the rejected die as they are tested.

In the second quarter of fiscal 2009, the Company significantly upgraded its enterprise resource planning (ERP) system, which provided better tools to more accurately track and value its die bank.  In addition, in light of the Company’s rapid growth in fiscal 2008, its die bank segment of inventory had not been significant in any single period until the first quarter of fiscal 2009.  As a result of increased significance of the die bank inventory, which the Company currently anticipates will continue, combined with an improved ERP system, the Company believes that absorbing the yield loss into its inventory consistently throughout the manufacturing process is preferable to the prior accounting method.  In making this determination, the Company also considered the accounting practices of other fabless semiconductor companies and the added clarity and ease of understanding that such a change would have on its reported results for investors provided by the additional cost component.

The Company has accounted for this change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 requires that all elective accounting changes be made on a retrospective basis.  Accordingly, the Company retrospectively adjusted the unaudited condensed statement of operations for the three months ended May 3, 2008 and the unaudited consolidated balance sheet as of May 3, 2008 to reflect the results of absorbing the yield loss associated with the sorted wafers in inventory and the direct tax effect of this adjustment.  Prior to the first quarter of fiscal 2009, the Company did not maintain a material level of die bank within its inventory.  Therefore, the Company has determined that no material retrospective adjustments were necessary for periods before fiscal 2009.

The following table sets forth the retrospective adjustments to results for the quarter ended May 3, 2008:

Unaudited Condensed Consolidated Balance Sheet
(in thousands)

	May 3, 2008
	As Previously Reported	Adjustment	Adjusted

Inventories	$34,541	$2,387	$36,928

Total current assets	217,012	2,387	219,399

Total assets	309,836	2,387	312,223

Accrued liabilities and other	13,369	472	13,841

Total current liabilities	30,873	472	31,345

Total liabilities	32,631	472	33,103

Total shareholders’ equity	277,205	1,915	279,120

Total liabilities and shareholders’ equity	309,836	2,387	312,223

Unaudited Condensed Consolidated Statement of Income
(in thousands, except per share data)

	Three Months Ended
	May 3, 2008
	As Previously Reported	Adjustment	Adjusted

Cost of revenue	$31,249	$(2,387)	$28,862
Gross profit	25,633	2,387	28,020

Net income from operations	4,097	2,387	6,484
Net income before income taxes	6,265	2,387	8,652
Provision for income taxes	1,598	472	2,070
Net income	$4,667	$1,915	$6,582

Basic net income per share	$0.16	$0.07	$0.23
Diluted net income	$0.16	$0.06	$0.22

3.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	August 2, 2008			February 2, 2008
	Book	Unrealized	Fair	Book	Unrealized	Fair
	Value	Gain/(Loss)	Value	Value	Gain/(Loss)	Value
Money market funds	$46,345	$—	$46,345	$165,719	$—	$165,719
Corporate commercial paper	28,211	(9)	28,202	33,354	35	33,389
Corporate bonds	11,577	(20)	11,557	17,177	180	17,357
US agency discount notes	34,390	(17)	34,373	4,926	25	4,951
US agency non-callable	—	—	—	7,000	30	7,030
Auction rate securities	43,000	—	43,000	43,900	—	43,900
Total cash equivalents and marketable securities	$163,523	$(46)	$163,477	$272,076	$270	$272,346
Cash on hand held in the United States			3,691			2,257
Cash on hand held overseas			12,480			1,129
Total cash on hand			16,171			3,386
Total cash, cash equivalents and marketable securities			$179,648			$275,732

Reported as:
Cash and cash equivalents			$75,762			$174,089
Short-term marketable securities			44,816			44,401
Long-term marketable securities			59,070			57,242
			$179,648			$275,732

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	August 2, 2008		February 2, 2008
	Book	Fair	Book	Fair
(In thousands)	Value	Value	Value	Value
Due in 1 year or less	$104,403	$104,407	$214,959	$215,104
Due in greater than 1 year	59,120	59,070	57,117	57,242
Total	$163,523	$163,477	$272,076	$272,346

Historically, the Company classified its auction rate securities as short-term marketable securities because the Company was able to liquidate them at its discretion at the reset period.  As of August 2, 2008, the carrying value of the Company’s nine auction rate securities totaled $43.0 million.  During first and second quarters of fiscal 2009, all of the auctions associated with these securities failed.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, and substantially insured and guaranteed by the United States Federal Department of Education.  In addition, all auction rate securities held by the Company are rated by major independent rating agencies as either AAA or Aaa.  Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail.  The Company does not expect to need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In August 2008, the Company’s cash investment advisor announced its proposal of a comprehensive settlement agreement in principle for its clients holding auction rate securities, in which all the auction rate securities currently in the Company’s portfolio could be redeemed at par value.  The offer to redeem will be at the Company’s option during a two year period beginning in June 2010.  The Company does not expect to incur other-than-temporary declines in value associated with these auction rate securities and has classified all auction rate securities held at August 2, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.  In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company accepts the investment manager’s offer to redeem the securities.  The Company’s investment firm that holds its auction rate securities provided an estimated value as of August 2, 2008 of approximately $40.8 million with an unrealized loss of $2.2 million.  The Company has reviewed the assumptions underlying this valuation change and has not recorded this unrealized loss of $2.2 million. The Company does not believe the valuation calculated by the investment firm represents the fair value and accordingly the Company has not recorded an unrealized loss for these adjustments.

  Based on the cash and short-term marketable securities balance of $120.6 million and expected positive operating cash flows, the Company does not anticipate a lack of liquidity associated with the auction rate securities will adversely affect the Company’s ability to conduct business, and the Company has the ability to hold the securities throughout the currently estimated recovery period.  The Company will continue to evaluate any changes in the market value of the failed auction rate securities that have not been liquidated subsequent to quarter-end.  Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in market value at that time.

4.	Fair values of assets and liabilities

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

•
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Determination of Fair Value

The Company’s cash equivalents and marketable securities, with the exception of auction-rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities.  Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market.  During the three and six months ended August 2, 2008, the Company recorded no impairment loss relating to the value of auction-rate securities.  There were no realized gain or losses recorded for these auction-rate securities in the three and six months ended August 2, 2008.

The table below presents the balances of the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level )1	(Level 2)	Level 3
Money market funds	$46,345	$46,345	$—	$—
Corporate commercial paper	28,202	28,202	—	—
Corporate bonds	11,557	11,557	—	—
US agency discount notes	34,373	34,373	—	—
Auction rate securities	43,000	—	—	43,000
Total cash equivalents and marketable securities	$163,477	$120,477	$—	$43,000

The Company’s financial assets measured at fair value on a reoccurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three months ended August 2, 2008 had no activity.

5.	Inventories

Inventories consist of the following (in thousands):

	August 2,	February 2,
	2008	2008
Raw materials	$28,484	$12,838
Work-in-process	7,514	2,735
Finished goods	9,152	10,710
Total	$45,150	$26,283

6.	Acquisition

VXP acquisition

On February 8, 2008, the Company acquired certain assets and assumed certain liability obligations of the VXP Image Processing business (“VXP”), which specializes in video processing technology that the Company intends to use to bring studio quality video to consumer television, from Genuum Corporation for $18.6 million in cash including transaction costs.  Forty-four employees joined the Company as part of the acquisition.

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

		Estimated
	Amount	Useful Life
Cash consideration	$18,200
Transaction costs	376
Total consideration	$18,576

Net tangible assets	$4,555
Identifiable intangible assets:
Developed technology	8,504	2 to 7 years
In process research and development	1,571	N/A
Customer relationships	1,123	7 years
Trademarks	298	5 years
Software license	291	8 years
Goodwill	2,234
Total consideration	$18,576

7.	Goodwill and Intangible assets

Goodwill

Total goodwill as of August 2, 2008 was $7.3 million.  Goodwill attributable to the February 8, 2008 VXP acquisition was approximately $2.2 million and the remaining goodwill balance was attributable to the fiscal 2007 Blue 7 acquisition.

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of August 2, 2008 (in thousands, except for years):

		Accumulated		Estimated
	Cost	Amortization	Net	Useful Life
Developed technology	$13,803	$(2,587)	$11,216	2 to 7 years
Noncompete agreements	1,400	(1,147)	253	3 years
Customer relationships	1,123	(76)	1,047	7 years
Trademarks	298	(28)	270	5 years
	$16,624	$(3,838)	$12,786

Amortization expense related to acquired intangible assets was $0.7 million and $1.4 million for the three months and six months ended August 2, 2008, respectively, and $0.3 million and $0.6 million for the three months and six months ended August 4, 2007, respectively.  As of August 2, 2008, the Company expects the amortization expense in future periods to be as shown below (in thousands):

	Developed	Noncompete	Customer
Fiscal year	Technology	Agreements	Relationships	Trademarks	Total
2009	$1,142	$234	$80	$30	$1,486
2010	2,280	19	160	60	2,519
2011	2,125	—	160	60	2,345
2012	2,121	—	160	60	2,341
2013	2,121	—	160	60	2,341
Thereafter	1,427	—	327	—	1,754
	$11,216	$253	$1,047	$270	$12,786

8.	Product warranty

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

Details of the change in accrued warranty as of August 2, 2008 and August 4, 2007 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
August 2, 2008	$1,705	$178	$(293)	$1,590
August 4, 2007	519	405	(169)	755

Six Months Ended
August 2, 2008	$1,564	$534	$(508)	$1,590
August 4, 2007	556	485	(286)	755

9.	Commitments and contingencies

Commitments

Leases

The Company’s primary facility is leased under a non-cancelable lease which expires in September 2012.  The Company also leases facilities in Canada, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2009	$830
2010	1,703
2011	1,716
2012	1,677
2013	1,378
Thereafter	3,410
Total minimum lease payments	$10,714

Purchase commitments

The Company places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis.  The total amount of outstanding non-cancelable purchase orders was approximately $5.5 million as of August 2, 2008.

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

401(k) tax deferred savings plan

The Company maintains a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,000 in calendar year 2008.  Employees age 50 or over may elect to contribute an additional $5,000.  In January 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.3 million for the three months and six months ended August 2, 2008, respectively.

Group Registered Retirement Savings Plan

The Company maintains a Group Registered Retirement Savings Plan for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (RRSP), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 in calendar year 2008.  In April 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the Group Registered Retirement Saving Plan totaled $15,000 and $26,000 for the three months and six months ended August 2, 2008, respectively.

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

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties filed a Joint Motion for Preliminary Approval of Settlement on May 29, 2008, and the Court granted this motion on June 24, 2008.  The Company published a notice of the proposed settlement on June 27, 2008; no objections to the proposed settlement were submitted in response.  Plaintiffs filed a Motion for Final Approval of Settlement on July 29, 2008.  At a hearing on this motion held on August 8, 2008, the Court took the matter under submission; and the Court subsequently requested further information regarding the settlement. On September 5, 2008, the parties filed a joint submission in response to this request.

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

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices.  The SEC requested that the Company voluntarily produce documents relating to, among other things, its stock option practices.  The Company responded to the SEC's requests in July and August of 2006 and has received no further requests since that time.  The Company intends to continue cooperating with the SEC should the Company receive any additional requests.

In May 2007, the IRS began an employment tax audit for the Company’s fiscal 2004 and 2005.  The Company has also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit related to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company has recently settled this IRS audit (including the year 2006), although the Company is still waiting to receive the notice of assessment resulting from such settlement for interest on the agreed tax and penalty amounts.  The amounts settled were in alignment with the amounts previously provided for.  The Company will soon be reporting these IRS adjustments to the California Employment Development Department (“EDD”) and will then meet with the EDD to determine the corresponding state tax, penalty and/or interest adjustments.

In August 2007, the IRS began an income tax audit for the Company’s fiscal 2005.  The IRS has proposed several adjustments.  The Company has accepted most of the adjustments, which will not have a material financial impact to the Company’s operations and financial condition.  The Company is in discussions with the IRS concerning an additional proposed adjustment, which concerns an area that is not complete.  The Company intends to perform additional development work to resolve this proposed adjustment.

10.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share for the periods presented is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three months and six months ended August 2, 2008 and August 4, 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Numerator:
Net income, as reported	$9,591	$8,588	$16,173	$13,957
Denominator:
Weighted average common shares outstanding - basic	26,488	23,867	27,392	23,423
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	—	—	—	16
Stock options	859	2,947	1,023	3,381
Shares used in computation - diluted	27,347	26,814	28,415	26,820
Net income per share:
Basic	$0.36	$0.36	$0.59	$0.60
Diluted	$0.35	$0.32	$0.57	$0.52

A summary of the excluded potentially dilutive securities as of the three months and six months ended August 2, 2008 and August 4, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock options excluded because exercise price in excess of average stock price	1,554	301	1,431	273

11.	Comprehensive income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income	$9,591	$8,588	$16,173	$13,957
Other comprehensive income
Unrealized loss on available-for-sale securities	(55)	(14)	(314)	(13)
Foreign currency translation adjustment	(17)	1	139	60
Total comprehensive income	$9,519	$8,575	$15,998	$14,004

12.	Stock option plans

Stock option plans

The Company has adopted stock option plans that provide for the grant of stock option awards to employees and directors, which are designed to reward employees and directors for their long-term contributions to the Company and provide an incentive for them to remain with the Company.  As of August 2, 2008, the Company had two stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”) and the 2001 Employee Stock Option Plan (the “2001 Option Plan”).

A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 97,500 have been granted as of August 2, 2008.

The total stock option activity is summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, February 2, 2008	3,941,819	$16.78
Granted	293,680	29.62
Cancelled	(14,021)	33.05
Exercised	(368,517)	5.56

Balance, May 3, 2008	3,852,961	$18.80	7.28	$24,740
Granted	76,000	19.86
Cancelled	(68,968)	29.79
Exercised	(45,704)	5.37

Balance, August 2, 2008	3,814,289	18.78	7.21	$21,192

Ending Vested and Expected to Vest	3,647,315	$18.47	7.15	$20,731
Ending Exercisable	1,579,354	$10.53	5.58	$14,155

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.21 as of August 2, 2008, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under its stock option plans was $0.6 million and $12.6 million for the three months ended August 2, 2008 and August 4, 2007, respectively, determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under its stock option plans was $11.3 million and $28.4 million for the six months ended August 2, 2008 and August 4, 2007, respectively, determined as of the date of option exercise. The total fair value of options, which vested during the three months ended August 2, 2008 and August 4, 2007 was $2.3 million and $1.0 million, respectively.  The total fair value of options, which vested during the six months ended August 2, 2008 and August 4, 2007 was $5.8 million and $1.9 million, respectively.    At August 2, 2008, 755,417 shares were available for future grants.

The options outstanding and currently exercisable at August 2, 2008 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at August 2, 2008	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at August 2, 2008	Weighted Average Exercise Price Per Share
$0.95	$3.4	435,848	4.32	$2.27	405,526	$2.21
$3.50	$7.4	381,466	4.13	$5.24	289,680	$5.11
$7.65	$9.89	507,901	6.38	$8.66	249,078	$8.22
$11.06	$11.06	555,899	8.05	$11.06	184,859	$11.06
$11.40	$13.88	407,940	7.13	$11.69	206,593	$11.66
$15.91	$23.45	410,135	9.02	$20.67	49,250	$16.88
$25.70	$28.63	197,200	8.76	$27.95	61,529.00	$27.95
$31.57	$31.57	161,500	9.00	$31.57	32,839	$31.57
$41.58	$41.58	100,000	4.53	$41.58	100,000	$41.58
$45.83	$45.83	656,400	9.26	$45.83	-	$-
$0.95	$45.83	3,814,289	7.21	$18.78	1,579,354	$10.53

As of August 2, 2008, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $40.1 million and will be recognized over an estimated weighted average amortization period of 3.22 years.  The amortization period is based on the expected vesting term of the options.

Employee stock purchase plan

Under the Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of August 2, 2008, 196,796 shares under the 2001 Purchase Plan remain available for future purchase.

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

The weighted-average estimated values of employee stock options granted during the three months ended August 2, 2008 and August 4, 2007 was $12.48 and $19.40 per share, respectively.  The weighted-average estimated values of employee stock options granted during the six months ended August 2, 2008 and August 4, 2007 was $17.43 and $18.79 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the three months ended August 2, 2008 and August 4, 2007 was $5.92 and $8.47, per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the six months ended August 2, 2008 and August 4, 2007 was $5.92 and $8.47, per share, respectively.  The fair value of each option and employee stock purchase right grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 2, 2008		August 4, 2007
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	67.36%	95.06%	66.01%	60.04%
Risk-free interest rate	3.38%	2.17%	4.57%	4.93%
Expected term (in years)	5.95	0.50	6.04	0.50
Dividend yield	None	None	None	None

	Six Months Ended
	August 2, 2008		August 4, 2007
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	70.35%	95.06%	66.77%	60.04%
Risk-free interest rate	3.34%	2.17%	4.57%	4.93%
Expected term (in years)	5.72	0.50	6.10	0.50
Dividend yield	None	None	None	None

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

Non-employee related share-based compensation expense

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services (“EITF 96-18”), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 67.36%, risk-free interest rates of 3.45%, expected term of options of 6.46 years and dividend yields of zero percent for the three months ended August 2, 2008.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 69.33%, risk-free interest rates of 3.42%, expected term of options of 6.60 years and dividend yields of zero percent for the six months ended August 2, 2008.  Total non-employee share-based compensation recorded during the three and six months ended August 2, 2008 was $15,000 and $32,000, respectively.  Total non-employee share-based compensation recorded during the three and six months ended August 4, 2007 was $36,000 and $91,000, respectively.

13.	Significant customers

For the three months ended August 2, 2008, two customers accounted for 31% and 29%, respectively, of net revenue.  For the three months ended August 4, 2007, four customers accounted for 18%, 17%, 15% and 12%, respectively, of net revenue.  For the six months ended August 2, 2008, two customers accounted for 23% and 22%, respectively, of net revenue.  For the six months ended August 4, 2007, five customers accounted for 17%, 14%, 13%, 12% and 11%, respectively, of net revenue.

Two customers accounted for 42% and 35%, respectively, of total accounts receivable at August 2, 2008.  Three customers accounted for 46%, 15% and 14%, respectively, of total accounts receivable at February 2, 2008.

14.	Related party transactions

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

15.	Segment and geographical information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment.  The Company’s operating segment consists of its geographically based entities in the United States, Canada, Singapore, Hong Kong and France.  The Company’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  The Company does not assess the performance of its product groups, target markets geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income.

The following table sets forth net revenue to each geographic region, and the percentage of net revenue represented by each geographic region (in thousands):

	Three Months Ended				Six Months Ended
	August 2,	% of	August 4,	% of	August 2,	% of	August 4,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Asia	$29,514	51%	$26,646	63%	$60,640	53%	$48,209	61%
Europe	25,677	44%	14,096	33%	47,752	41%	25,197	32%
North America	3,008	5%	1,776	4%	6,664	6%	5,075	6%
Other regions	13	*	30	*	38	*	83	*
Net revenue	$58,212	100%	$42,548	100%	$115,094	100%	$78,564	99%

*	These regions provided less than 1% of our net revenue in these periods

The following table sets forth net revenue of significant countries (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Singapore	$17,005	$7,535	$25,535	$10,212
Netherland	$14,318	$22	$21,746	$107
China	$4,785	$2,467	$10,293	$5,814
Belgium	$4,382	$2,512	$5,581	$5,736
France	$4,309	$9,431	$13,824	$16,302
Japan	$2,380	$7,886	$9,434	$10,781
Taiwan	$2,341	$2,581	$5,383	$6,070
Korea	$1,646	$5,332	$7,008	$13,431
Rest of the world	$7,046	$4,782	$16,290	$10,111
	$58,212	$42,548	$115,094	$78,564

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, our expectations for growth in our revenue, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. Federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including IPTV set-top boxes, Blu-ray DVD players, high definition televisions (HDTV), media communication devices and other products.  Our semiconductors are capable of a range of media processing and communication functions, including high definition digital video decoding for multiple compression standards, graphics acceleration, video image processing, audio decoding, wireless communications, CPU and display control.  Our software provides system control as well as media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a leading provider of such SoCs for the Blu-ray player market, in terms of units shipped.

Our primary target markets are IPTV, Blu-ray and other media players, prosumer and industrial audio/video and HDTV markets.  The IPTV market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The Blu-ray and other media players market consists primarily of consumer Blu-ray DVD players, multi-function products and portable media devices that perform playback of digital media stored on optical or hard disk formats.  The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, digital projectors and medical video monitors. The HDTV market consists of digital television sets offering high definition capability, including flat-panel and projection devices.  We also sell products into other markets such as the PC-based add-in market.  We currently derive minor revenues from sales of our products into these other markets.

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards and wireless devices.  For the six months ended August 2, 2008 and August 4, 2007, we derived 99% and 96%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions increased $38.2 million, or 50%, for the six months ended August 2, 2008 as compared to the corresponding periods in the prior fiscal year.  This increase in our SoCs sales was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for our target markets.  This product series represented 84% and 76% of our net revenue for the six months ended August 2, 2008 and August 4, 2007, respectively.  We believe our success with the SMP8630 series product demonstrates our success in the growing IPTV and recently emerging Blu-ray player markets.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenue based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.

Many of our target markets are characterized by intense price competition.  In addition, the semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  However, on occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices, volume order discounts, mix of product sales, our costs, the extent of development fees, changes in estimated useful lives of production testing equipment and provisions for inventory obsolescence.  We also experienced a negative impact to our gross margins for the six months ended August 2, 2008 as a result of inventory acquired of $3.2 million from Gennum Corporation in connection with our acquisition of certain assets of its VXP business.

We expect our revenue from the IPTV, the Blu-ray and other media players and the HDTV markets to grow with increasing demand in these markets.  Our revenue derived from the IPTV market may fluctuate in future periods, as this revenue is based on IPTV service deployments by telecommunications service providers, the timing of which are uncertain.  We expect our operating expenses will increase in absolute dollars as our revenue grows.

Share Repurchase Program

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2.0 million shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  Repurchases may be conducted in the open market or in privately negotiated transactions and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There is no guarantee as to the exact number of shares that will be repurchased under the program.  As of August 2, 2008, we had purchased a cumulative total of approximately 4.2 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $85.9 million at an average price of $20.50 per share.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results.  Except for the update provided below on the valuation of inventory, management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008 reflect the more significant judgments and estimates used in preparation of our financial statements.

Valuation of inventory:

Inventories are stated at the lower of standard cost (approximating a first-in, first-out basis) or market value.  Management periodically reviews our inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.  This review requires an estimation of the future demand for our products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product.  Once the inventory is written down, a new cost basis is established.

Management evaluates our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded to write down inventories on hand in excess of forecasted demand.  In addition, we write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products in the period in which the sale is recognized.

Effective for the second quarter of fiscal 2009, management changed its method of accounting for valuing the portion of its raw material inventory known as tested wafers or die bank.  Previously, the expense associated with yield loss from the initial testing of wafers was expensed to cost of revenue until the wafers were moved into the next stage of production.  Historically, the value of rejected die was absorbed into inventory only when the wafers were moved into work in process, or WIP.  Now, we account for the yield loss from the initial testing by immediately absorbing the cost of the rejected die as they are tested.

In the second quarter of fiscal 2009, we significantly upgraded our enterprise resource management (ERP) system, which provided better tools to more accurately track and value our die bank.  In addition, in light of our rapid growth in fiscal 2008, the die bank segment of our inventory had not been significant in any single period until the first quarter of fiscal 2009.  As a result of the increased significance of die bank inventory, which we currently anticipate will continue, combined with an improved ERP system, management believes that absorbing the yield loss into our inventory valuation consistently throughout the manufacturing process is preferable to the prior accounting method.  In making this determination, management also considered the accounting practices of other fabless semiconductor companies and the added clarity and ease of understanding that such a change would have on its reported results for investors provided by the additional cost component.

We have accounted for this change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 requires that all elective accounting changes be made on a retrospective basis.  Accordingly, we have retrospectively adjusted the unaudited condensed statement of operations for the three months ended May 3, 2008 and the unaudited consolidated balance sheet as of May 3, 2008 to reflect the results of absorbing the yield loss associated with the sorted wafers in inventory and the direct tax effect of this adjustment.  Prior to the first quarter of fiscal 2009, we did not maintain a material level of die bank within inventory.  Therefore, management has determined that no material retrospective adjustments were necessary for periods before fiscal 2009.

As a result of this change in accounting method, the net value of die bank inventory as of May 3, 2008 has increased by $2.4 million and cost of goods sold for the quarter ended on that date has decreased by the same amount.  The provision for income taxes for the first fiscal quarter has been increased by $0.5 million as a result of applying a retrospective tax rate recalculated based upon the increased gross margin and income before taxes.  As a result of these retrospective adjustments, gross margin for the three months ended May 3, 2008 improved from 45.1% to 49.3% and net income increased by $1.9 million, or $0.06 per diluted share, compared to the previously reported results under the prior accounting method.  Adjustments to the balance sheet as of May 3, 2008 were an increase to inventories of $2.4 million, a $0.5 million increase to accrued liabilities for the increased income tax provision and an increase of $1.9 million to shareholders’ equity.

This change in accounting method has an inconsequential impact on all periods prior to the three months ended May 3, 2008, and thus, no further retrospective adjustments are necessary.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	August 2,	% of	August 4,	% of	August 2,	% of	August 4,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Net revenue	$58,212	100%	$42,548	100%	$115,094	100%	$78,564	100%
Cost of revenue	28,691	(49)%	20,240	(48)%	57,553	(50)%	38,446	(49)%
Gross profit	29,521	51%	22,308	52%	57,541	50%	40,118	51%
Operating expenses:
Research and development	10,377	(18)%	8,364	(20)%	21,233	(18)%	14,453	(18)%
Sales and marketing	2,783	(5)%	2,692	(6)%	5,424	(5)%	4,924	(6)%
General and administrative	3,634	(6)%	2,456	(6)%	10,102	(9)%	6,705	(9)%
Acquired in-process research and development	—	—	—	—	1,571	(1)%	—	-
Total operating expenses	16,794	(29)%	13,512	(32)%	38,330	(33)%	26,082	(33)%
Income from operations	12,727	22%	8,796	20%	19,211	17%	14,036	18%
Interest income and other income, net	1,064	2%	400	1%	3,232	3%	720	1%
Income before income taxes	13,791	24%	9,196	21%	22,443	20%	14,756	19%
Provision for income taxes	4,200	(7)%	608	(1)%	6,270	(5)%	799	(1)%
Net income	$9,591	17%	$8,588	20%	$16,173	15%	$13,957	18%

Net revenue

The following table sets forth net revenue and percent change in net revenue (in thousands):

	Three Months Ended			Six Months Ended
	August 2,	%	August 4,	August 2,	%	August 4,
	2008	change	2007	2008	change	2007
Net revenue	$58,212	37%	$42,548	$115,094	46%	$78,564

Our net revenue for the three and six months ended August 2, 2008 increased approximately $15.7 million and $36.5 million, as compared to the corresponding periods in the prior fiscal year.  The increase in net revenue for the three and six months ended August 2, 2008 compared to the prior year periods was primarily due to strong growth in our SOCs sold into the IPTV market.

Net revenue by target market

We sell our products into four primary markets, which are the IPTV market, the Blu-ray and other media players market, the prosumer and industrial audio/video market and the HDTV market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Three Months Ended				Six Months Ended
	August 2,	% of	August 4,	% of	August 2,	% of	August 4,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
IPTV	$49,239	85%	$28,391	67%	$92,236	80%	$56,309	72%
Blu-ray and other media players	4,482	8%	11,042	26%	15,932	14%	18,095	23%
Prosumer and industrial audio/video	2,729	5%	—	*	3,820	*	—	*
HDTV	130	*	2,299	5%	567	0%	2,810	4%
Other	1,632	2%	816	2%	2,539	6%	1,350	1%
Net revenue	$58,212	100%	$42,548	100%	$115,094	100%	$78,564	100%

IPTV:  The increase of $20.8 million, or 73%, and $35.9 million, or 64%, in net revenue from sales into the IPTV market for the three and six months ended August 2, 2008, respectively, as compared to the corresponding periods in the prior fiscal year was primarily attributable to the increased volume of SOCs shipped to our customers in the IPTV market incorporating our SoCs into their products, primarily our SMP8630 SoC series.

Blu-ray and other media players:  The decrease of $6.6 million, or 59%, in net revenue from the Blu-ray and other media players market for the three months ended August 2, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to decreased sales volume of our customers’ products incorporating our SoCs.  The decrease of $2.2 million, or 12%, in net revenue from the Blu-ray and other media players market for the six months ended August 2, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to decreased sales volume of our customers’ products incorporating our SoCs. The decrease in both the three and six month periods was primarily due to an overall slowdown in the Blu-ray market in the second quarter of fiscal 2009.

Prosumer and industrial audio/video:  We reported an increase in net revenue from sales into the prosumer and industrial audio/video market of $2.7 million, or 100%, and $3.8 million, or 100% and for the three and six months ended August 2, 2008, respectively, compared to the corresponding periods in the prior fiscal year.  These increases were driven by our entry into these markets through our acquisition of the VXP product line in February 2008.

HDTV:  We reported a decrease in net revenue from sales into the HDTV market of $2.2 million, or 94%, for the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  We reported a decrease in net revenue from sales into the HDTV market of $2.2 million, or 80%, for the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year. The decrease in both the three and six month periods was due to a temporary increase in demand from a single customer during the second quarter of fiscal 2008.

Other:  Our other markets consist of PC add-ins and other ancillary markets.  Sales to our other markets for the three months ended August 2, 2008 increased $0.8 million, or 100%, compared to the corresponding period in the prior year.  Sales to our other markets for the six months ended August 2, 2008 increased $1.2 million, or 88%, compared to the corresponding period in the prior year.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Three Months Ended				Six Months Ended
	August 2,	% of	August 4,	% of	August 2,	% of	August 4,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
SoCs	$57,813	99%	$41,354	97%	$113,991	99%	$75,746	96%
Other	399	1%	1,194	3%	1,103	1%	2,818	4%
Net revenue	$58,212	100%	$42,548	100%	$115,094	100%	$78,564	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, Blu-ray and other media players, prosumer and industrial audio/video and HDTV markets.  The increase of $16.4 million, or 40%, in net revenue from SoCs for the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year was due primarily to increased demand in sales of IPTV products.  The increase of $38.2 million, or 50%, in net revenue from SoCs for the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year was due primarily to increased demand in sales of IPTV products.

Other:  We derive revenue from other products and services, including engineering support services from sales of hardware and software, engineering development for customization of SoCs and other accessories and wireless devices.  The decrease of $0.8 million, or 64%, for the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year was due to lower sales of our engineering development kits related to our SoCs and support services.  The decrease of $1.7 million, or 61%, for the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year was due to lower sales of our engineering development kits related to our SoCs and support services.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Three Months Ended				Six Months Ended
	August 2,	% of	August 4,	% of	August 2,	% of	August 4,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Asia	$29,514	51%	$26,646	63%	$60,640	53%	$48,209	61%
Europe	25,677	44%	14,096	33%	47,752	41%	25,197	32%
North America	3,008	5%	1,776	4%	6,664	6%	5,075	7%
Other regions	13	*	30	*	38	*	83	*
Net revenue	$58,212	100%	$42,548	100%	$115,094	100%	$78,564	100%

*	These regions provided less than 1% of our net revenue in these periods

Asia:  Our net revenue in absolute dollars from Asia increased $2.9 million, or 11% in the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia represented 51% and 63% of our net revenue for the three months ended August 2, 2008 and August 4, 2007, respectively.  This 12% decrease as a percentage of revenue was primarily due to the disproportionate increase in sales into Europe during the three months ended August 2, 2008.

Our net revenue in absolute dollars from Asia increased $12.4 million, or 26% in the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia represented 53% and 61% of our net revenue for the six months ended August 2, 2008 and August 4, 2007, respectively.  This 8% decrease as a percentage of revenue was primarily due to the disproportionate increase in sales into Europe during the six months ended August 2, 2008.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Singapore	29%	18%	22%	13%
Japan	*	19%	*	14%
Korea	*	13%	*	17%

*	Net revenue from this country was less than 10% of our net revenue

Europe:  Our net revenue in absolute dollars from Europe increased $11.6 million, or 82%, for the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe was primarily attributable to major deployments by our European customers using our IPTV SoCs in their products.

Our net revenue in absolute dollars from Europe increased $22.6 million, or 90%, for the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe was primarily attributable to major deployments by our European customers using our IPTV SoCs in their products.

Our revenue from Europe in any given period may also fluctuate depending on whether our European customers place their orders locally or through their non-European manufacturers who incorporate our SoCs into their products.

The following table sets forth the percentage of net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Netherlands	25%	*	19%	*
France	*	22%	12%	21%

*	Net revenue from this country was less than 10% of our net revenue

North America:  Our net revenue from North America increased $1.2 million, or 7%, for the three months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  The increase in the comparative three month period was primarily attributable to increased demand for our SoC solutions for the IPTV market and revenue from sales of our VXP products, which we commenced selling in February 2008 following the asset acquisition from Gennum Corporation, partially offset by the continuation of the trend that companies located in North America who incorporate our products in their finished goods are moving their production orders to large designers and manufacturers located in the Asia or Europe regions.

Our net revenue from North America increased $1.6 million, or 31%, for the six months ended August 2, 2008 compared to the corresponding period in the prior fiscal year.  The increase in the comparative six month period was primarily attributable to increased demand for our SoC solutions for the IPTV market and revenue from sales of our VXP products into the prosumer and industrial audio/video market, which we commenced selling in February 2008 following the asset acquisition from Gennum Corporation, partially offset by the continuation of the trend that companies located in North America who incorporate our products in their finished goods are moving their production orders to large designers and manufacturers located in the Asia or Europe regions.

Our revenue from North America in any given period fluctuates depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our SoC’s into their products.

For the three months and six months ended August 2, 2008, our net revenue generated outside North America was 95% and 94% of our net revenue, respectively, as compared to 96% and 93%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
Customer	2008	2007	2008	2007
Cisco Systems	31%	*	23%	11%
MTC Singapore	29%	18%	22%	13%
Macnica, Inc.	*	17%	*	12%
Freebox SA	*	15%	*	14%
Uniquest Corp.	*	12%	*	17%

*	These customers provided less than 10% of our net revenue in these periods

Gross Profit and Gross Margin

The following table sets forth gross profit and gross margin (in thousands):

	Three Months Ended			Six Months Ended
	August 2,	%	August 4,	August 2,	%	August 4,
	2008	change	2007	2008	change	2007
Gross profit	$29,521	32%	$22,308	$57,541	43%	$40,118
Gross margin	50.7%		52.4%	50.0%		51.1%

The gross margin percentage was relatively unchanged for the three and six months ended August 2, 2008 compared to the three and six months ended August 4, 2007.

Operating Expenses

The following table sets forth operating expenses and percent change in operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	August 2,	%	August 4,	August 2,	%	August 4,
	2008	change	2007	2008	change	2007
Research and development expenses	$10,377	24%	$8,364	$21,233	47%	$14,453
Sales and marketing expenses	2,783	3%	2,692	5,424	10%	4,924
General and administrative expenses	3,634	48%	2,456	10,102	51%	6,705
Acquired in-process R&D	—	—	—	1,571	100%	—
Total operating expenses	$16,794	24%	$13,512	$38,330	47%	$26,082

Research and development expenses:  Research and development expenses increased by $2.0 million, or 24%, during the three months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $2.4 million in salaries, wages and benefit expenses due to increased headcount, offset by a decrease of $1.1 million in share-based compensation expense; an increase of $0.5 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products; and an increase of $0.2 million in depreciation and amortization and other expenses.

Research and development expenses increased by $6.8 million, or 47%, during the six months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $5.2 million in salaries, wages and benefit expenses due to increased headcount, offset by a decrease of $0.4 million in share-based compensation expense; an increase of $1.5 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products; and an increase of $0.5 million in depreciation and amortization and other expenses.

Sales and marketing expenses:  Sales and marketing expenses increased by $0.1 million, or 3%, during the three months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.3 million in salaries, wages, commission and benefit expenses, offset by a decrease of $0.3 million in share-based compensation expense; and an increase of $0.1 million in depreciation and amortization and other expenses.

Sales and marketing expenses increased by $0.5 million, or 10%, during the six months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.5 million in salaries, wages, commission and benefit expenses, offset by a decrease of $0.1 million in share-based compensation expense; and an increase of $0.2 million in depreciation and amortization and other expenses.

General and administrative expenses:  General and administrative expenses increased by $1.2 million, or 48%, during the three months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.5 million in salaries, wages and benefit expenses, offset by a decrease of $0.1 million in share-based compensation expense; an increase of $0.1 million in professional fees related primarily to audit and tax services; an increase of $0.4 million in legal and other professional fees; an increase of $0.1 million in insurance expense; and an increase of $0.1 million in travel, entertainment and other expenses.

General and administrative expenses increased by $3.4 million, or 51%, during the six months ended August 2, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.6 million in salaries, wages and benefit expenses, an increase of $2.4 million in share-based compensation expense; an increase of $0.8 million in professional fees related primarily to audit and tax services; an increase of $0.3 million in insurance expense; and an increase of $0.2 million in travel, entertainment and other expenses; all of which was partially offset by a decrease of $1.0 million in legal and other professional fees, which were higher in the same quarter of the prior fiscal year mostly related to the review of our historical stock option granting practices of previous fiscal years.

Acquired in-process research and development:  Acquired in-process research and development, or IPR&D, totaled $1.6 million as a result of the VXP acquisition completed on February 8, 2008.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.  IPR&D is a one-time expense related to the VXP acquisition recognized during the quarter in which we closed the VXP acquisition.

Share-based compensation expense:  The following table sets forth the total share-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Cost of revenue	$92	$101	$175	$189
Research and development expenses	1,241	868	2,652	1,552
Sales and marketing expenses	382	280	740	488
General and administrative expenses	689	464	3,591	810
Total share-based compensation	$2,404	$1,713	$7,158	$3,039

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Amortization of intangible assets:  Amortization expense of $0.6 million and $1.1 million for acquired developed technology for three and six months ended August 2, 2008, respectively, and $0.2 million and $0.4 million, for the corresponding period of the prior fiscal year, is classified as cost of sales.  Amortization expense of $0.1 million and $0.2 million for other purchased intangible assets for the three months and six months ended August 2, 2008, respectively, and $0.1 million and $0.2 million, for the corresponding period of the prior fiscal year, is classified as research and development expense. Amortization expense of $0.1 million and $0.1 million for other purchased intangible assets for the three months and six months ended August 2, 2008, respectively, and no amortization expense for the corresponding period of the prior fiscal year, is classified as sales and marketing expense.  At August 2, 2008, the unamortized balance from purchased intangible assets was $12.8 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Interest and other income, net

The following table sets forth net interest and other income and the percent change in interest and other income, net (in thousands):

	Three Months Ended			Six Months Ended
	August 2,	%	August 4,	August 2,	%	August 4,
	2008	change	2007	2008	change	2007
Interest and other income, net	$1,064	166%	$400	$3,232	349%	$720

The increases of $0.7 million, or 166%, and $2.5 million, or 349%, for the three months and six months ended August 2, 2008 compared with the corresponding periods in the prior fiscal year was due primarily to an increase in interest income earned on cash, cash equivalents and marketable securities, the balances of which increased significantly during fiscal 2008 as a result of cash generated from operations and the follow-on public offering of our common stock completed in October 2007, offset by a decrease in our cash as a result of our share repurchases.

Provision for income taxes

We recorded a provision for income taxes of $4.2 million and $6.3 million for the three months and six months ended August 2, 2008, respectively, and $0.6 million and $0.8 million, respectively, for the corresponding periods of the prior fiscal year.  The effective tax rate for 2009 was approximately 30% and 28% for the three months and six months ended August 2, 2008, respectively.  Our fiscal 2009 effective tax rate differs from the combined federal and state statutory rate of 41% primarily due to our international operations strategy, which resulted in a foreign tax differential benefit.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in millions):

	August 2,	February 2,
	2008	2008

Cash and cash equivalents	$75.8	$174.1
Short-term marketable securities	44.8	44.4
	$120.6	$218.5

As of August 2, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $120.6 million, which represents a decrease of $97.9 million from $218.5 million at February 2, 2008.  The decrease in cash and cash equivalents and marketable securities was primarily the result of our repurchase of 4.2 million shares of our common stock for approximately $85.9 million, which we completed during the six months ended August 2, 2008.

Cash flows from operating activities

 The following table sets forth the net (decrease) or increase in cash and cash equivalents summarized by operating, investing and financing activities (in millions):

	Six Months Ended
	August 2,	August 4,
	2008	2007
Net cash (used in) provided by:
Operating activities	$7.9	$6.1
Investing activities	(27.6)	(1.2)
Financing activities	(78.7)	4.1
Effect of foreign rate changes on cash and cash equivalents	0.1	0.1
Net (decrease) increase in cash and cash equivalents	$(98.3)	$9.1

Net cash provided by operating activities was $7.9 million for the six months ended August 2, 2008.  The cash provided by our operating activities for the six months ended August 2, 2008 was primarily due to net income of $16.2 million, non-cash charges of $15.9 million, a $0.7 million decrease in accounts receivable and a $0.5 million increase in other long-term liabilities. These amounts were partially offset by a $16.8 million increase in inventories, a $7.1 million decrease in accounts payable and other accrued liabilities and a $1.5 million increase in prepaid expenses and other assets.  The increase in inventory for the six months ended August 2, 2008 was due primarily to strategic purchases of raw materials. The decrease in accounts payable and accrued liabilities is due primarily to the timing of payments for inventories, tax liabilities and software licenses. The increase in prepaid expenses and other assets is primarily due to purchases of production mask sets to be used in manufacturing our products. The decrease in accounts receivable for the six months ended August 2, 2008 was primarily the result of decreased billings due to decreased product shipments during the quarter, which was substantially offset by increased sales to customers with payment terms greater than net 30 days.  Non-cash charges included share-based compensation of $7.2 million in the six months ended August 2, 2008.

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

The increases in inventory and accounts receivable in the six months ended August 4, 2007 were associated with the increase in our net revenues during the period primarily as a result of increased sales into the IPTV market.

Cash flows from our operating activities will continue to fluctuate based upon our ability to achieve revenue growth while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in our investing activities was $27.6 million for the six months ended August 2, 2008 which was primarily due to cash paid in connection with acquisition of VXP Group of $18.6 million, purchase of software, equipment and leasehold improvement of $6.5 million and net purchases of marketable securities of $2.6 million.

Net cash used in our investing activities was $1.2 million for the six months ended August 4, 2007, primarily due to our purchase of short-term investments of $43.5 million and capital equipment of $0.4 million, offset by the maturities of the short term investments of $42.6 million.

Cash flows from financing activities

Net cash used in financing activities was $78.8 million in the six months ended August 2, 2008, which was the result of $85.9 million for the purchase of 4.2 million shares of our common stock, partially offset by $4.2 million of excess tax benefit from share-based compensation and $3.0 million of proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $4.1 million in the six months ended August 4, 2007, which primarily consisted of $4.2 million of proceeds from the exercise of employee stock options, partially offset by our repayment of our outstanding term loan of $0.1 million.

Liquidity

To date, our primary sources of funds have been proceeds from common stock issuances.  In certain periods, including fiscal 2008 and the first six months of fiscal 2009, cash generated from operations has also been a source of funds.  While we generated cash from operations in the six months ended August 2, 2008 and August 4, 2007, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  Cash will continue to fluctuate based upon our ability to grow revenue and the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

At August 2, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In recent months, the auctions failed for all of our auction rate securities.  There is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investments and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  As of August 2, 2008, all of our auction rate securities remained rated AAA or Aaa.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  We believe that the underlying credit quality of the assets backing our auction rate securities has not been impacted by the reduced liquidity of these investments.  In August 2008, our cash investment advisor announced its proposal of a comprehensive settlement agreement in principle for its clients holding auction rate securities, in which all the auction rate securities currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of August 2, 2008 (in thousands):

	Payments Due by Period
	1 year	1 - 3	3 - 5
Contractual Obligations	or less	years	years	thereafter	Total
Operating leases	$830	$3,419	$3,055	$3,410	10,714
Non-cancelable purchase orders	5,550	—	—	—	5,550
	$6,380	$3,419	$3,055	$3,410	$16,264

Off-balance sheet transactions

As of August 2, 2008, we did not have any off-balance sheet arrangements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and requires related acquisition costs to be expensed in the period incurred.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our condensed consolidated results of operations and financial condition.

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

Interest Rate Sensitivity:  As of August 2, 2008 and February 2, 2008, we held approximately $179.6 million and $275.7 million, respectively, of cash, cash equivalents, short-term marketable securities and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

As of August 2, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an auction reset feature, which are referred to as "auction rate securities.”  In late February and March 2008, auctions failed for all of our auction rate securities and there is no assurance that future auctions will succeed and as a result our ability to liquidate our investments and fully recover the carrying value of our marketable securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our auction rate securities, including those subject to the failure, were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these marketable securities.  We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments.  We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

Our short-term marketable securities generally consist of the U.S. government agency and high grade corporate debt securities with an average original maturity of less than one year.  Our long-term marketable securities generally consist of state and U.S. government agency and high grade corporate debt securities with an original maturity of more than one year, but no more than two years.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a significant impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity:  The Hong Kong dollar, Canadian dollar and Euro are the primary financial currencies of our subsidiaries in Hong Kong, Canada and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar, Canadian dollar, Euro and Singapore dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at August 2, 2008 or February 2, 2008, the fair value of these foreign currency amounts would decline by an insignificant amount.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting., except in second quarter of fiscal 2009, we upgraded our enterprise resource planning (ERP) system.

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

In January 2007, we filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  The parties filed a Joint Motion for Preliminary Approval of Settlement on May 29, 2008, and the Court granted this motion on June 24, 2008.  The Company published a notice of the proposed settlement on June 27, 2008; no objections to the proposed settlement were submitted in response.  Plaintiffs filed a Motion for Final Approval of Settlement on July 29, 2008.  At a hearing on this motion held on August 8, 2008, the Court took the matter under submission; and the Court subsequently requested further information regarding the settlement. On September 5, 2008, the parties filed a joint submission in response to this request.

In January 2007, we also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  The settlement, which is subject to the approval of the United States District Court for the Northern District of California, will result in dismissal of both the Federal Action and the State Action.  On June 9, 2008, pursuant to joint stipulation, the Court ordered that the State Action continue to be stayed pending entry of an Order and Final Judgment approving the settlement in the Federal Action.

We previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into our stock option granting practices.  The SEC requested that we voluntarily produce documents relating to, among other things, our stock option practices.  We responded to the SEC's requests in July and August of 2006 and have received no further requests since that time.  We intend to continue cooperating with the SEC should we receive any additional requests.

In May 2007, the IRS began an employment tax audit for our fiscal 2004 and 2005.  We have also requested that fiscal 2006 be included in this audit cycle.  The focus of the IRS employment tax audit related to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  We recently settled this IRS audit (including the year 2006), although we are still waiting to receive the notice of assessment resulting from such settlement for interest on the agreed tax and penalty amounts.  The amounts settled were in alignment with the amounts previously provided for.  We will soon be reporting these IRS adjustments to the California Employment Development Department (“EDD”) and will then meet with the EDD to determine the corresponding state tax, penalty and/or interest adjustments.

In August 2007, the IRS began an income tax audit for our fiscal 2005 federal income tax return.  The IRS has proposed several adjustments.  We have accepted most of the adjustments, which will not have a material financial impact to our operations and financial condition.  We are in discussions with the IRS concerning an additional proposed adjustment, which concerns an area that is not complete.  We intend to perform additional development work to resolve this proposed adjustment.

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

For six months ended August 2, 2008, Cisco Systems and MTC Singapore accounted for 23% and 22%, respectively, of our net revenue.  For six months ended August 4, 2007, Uniquest, Freebox SA, MTC Singapore, Macnica and Cisco Systems accounted for 17%, 14%, 13%, 12% and 11%, respectively, of our net revenue.

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

We expect our SoCs to account for the substantial majority of our net revenue for the foreseeable future.  For the three months and six months ended August 2, 2008, sales of our SoCs represented 99% and 99%, respectively, of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources, and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we recently implemented a new enterprise resource management system. If we fail to adequately manage our growth, or to improve and develop our operational, financial and management information systems, or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, Blu-ray and other media players, prosumer and industrial audio/video and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our current litigation and related inquiries, please see the section entitled "Legal Proceedings" under Part II, Item 1.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters will be time consuming, expensive and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

As of February 2, 2008, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined we had remediated the prior year’s material weaknesses and that our internal control over financial reporting was effective as of February 2, 2008.  However, prior to this we had ongoing material weaknesses in our internal control over financial reporting since the fiscal year ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted from ineffective internal controls over financial reporting for the year ended February 2, 2007.  In August 2007, we filed an amendment to our annual report on Form 10-K for fiscal 2007, in order to correct certain clerical errors in our financial statements and financial statement footnotes.

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

We derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the three months and six months ended August 2, 2008, we derived 95% and 94%, respectively, of our revenue from customers outside of North America.  We also have significant international operations, including a significant newly established operation in Singapore, research and development facilities in France and Canada and a sales office in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

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

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008, net income of $4.7 million in first fiscal quarter of 2009 and net income of $9.6 million in second fiscal quarter of 2009.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2008, we may not continue to be profitable.  For example, our net income decreased from $35.3 million in the fourth quarter of 2008 to $4.7 million in the first quarter of fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Litigation due to stock price volatility or other factors, such as the current shareholder derivative lawsuits against certain of our current and former officers and directors, could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  In addition, we and certain of our current and former officers and directors are subject to various shareholder derivative lawsuits.  A description of these lawsuits can be found under the section entitled “Legal Proceedings” under Part II, Item 1.  Although we recently executed a definitive settlement agreement that provides for dismissal of these shareholder derivative lawsuits, the agreement remains subject to court approval.  If this settlement is not approved, we would be required to continue to litigate these matters.  These lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and resolve.  Such costs, which include investigation and defense, the diversion of our management’s attention and resources, and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our SoC’s.  The smaller SoC size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

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

As a global company, we are subject to taxation in Singapore, the United States and various other countries.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations, and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•	changes in the valuation of our deferred tax assets;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in share-based compensation expense;

•	changes in generally accepted accounting principles; and

•	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

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

Included in our marketable securities portfolio at August 2, 2008 were auction rate securities that we purchased for $43.0 million.  These securities have failed to trade at recent auctions due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that absent other solution to the limited market for our ARS, it will redeem all these securities at par value after June 2010, there is a risk that intention may not be achieved for reasons outside our control.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  We recently announced a share repurchase program under which our board of directors authorized us to repurchase up to 5.0 million shares of our common stock.  In the six months ended August 2, 2008, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  Although we are not obligated to repurchase any additional shares under this share repurchase program, to the extent we elect to repurchase shares or to the extent we have already spent our cash resources, the amount of cash we used or may use could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $73.00 on December 10, 2007 to a low of $13.57 on July 1, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

On February 26, 2008, our Board of Directors approved a share repurchase program that authorized the repurchase of up to 2.0 million shares of our common stock.  On March 18, 2008, our Board of Directors amended the current program and increased the aggregate number of authorized shares by 3.0 million.  This share repurchase program shall expire in a year from the date of adoption.  As of August 2, 2008, 0.8 million authorized shares remained available for repurchase.  We repurchased common stock in the second quarter of fiscal year 2009 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Share that May Yet Be Purchased under the Plan
Month #1 (May 4, 2008 - June 7, 2008)	—	—	—	—
Month #2 (June 8, 2008 - July 5, 2008)	—	—	—	—
Month #3 (July 6, 2008 - August 2, 2008)	356,287	$15.01	356,287	807,688
Total:	356,287	$15.01	356,287	807,688

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on July 10, 2008, our shareholders voted on and approved two proposals as follows:

1.
Our shareholders elected four directors to serve until our next annual meeting of shareholders or until their successors are duly elected and qualified.  The four directors so elected and the voting results with respect thereto were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

Thinh Q. Tran	25,260,228	1,107,535	—	—
William J. Almon	24,531,416	1,836,347	—	—
Julien Nguyen	24,497,956	1,869,807	—	—
Lung C. Tsai	24,534,331	1,833,432	—	—

2.	Our shareholders ratified the appointment of Armanino McKenna LLP as our independent registered public accounting firm for our fiscal year ending January 31, 2009. The results were as follows:

For:	21,143,794
Against:	49,132
Abstained:	406,494
Broker Non-Votes:	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith:

18.1	Letter regarding change in accounting principles

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SIGMA DESIGNS, INC.
Date: September 11, 2008
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

18.1	Letter regarding change in accounting principles

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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