Form 10-Q
period 2008-11-01
SIGMA DESIGNS INC
filed 2008-12-11
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 9, 2008, the Company had 26,396,109 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	November 1,	February 2,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$90,782	$174,089
Short-term marketable securities	41,478	44,401
Accounts receivable, net	26,817	40,205
Inventories	45,238	26,283
Deferred tax assets	5,070	5,155
Prepaid expenses and other current assets	6,584	5,547
Total current assets	215,969	295,680
Long-term marketable securities	65,021	57,242
Software, equipment and leasehold improvements, net	16,702	8,783
Goodwill	7,254	5,020
Intangible assets, net	12,044	4,303
Deferred tax assets, net of current portion	6,052	7,513
Long-term investments	263	263
Other non-current assets	770	662
Total assets	$324,075	$379,466
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,102	$18,484
Accrued liabilities	11,107	14,018
Total current liabilities	24,209	32,502
Other long-term liabilities	3,545	1,372
Total liabilities	27,754	33,874
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized;
30,579,253 issued and 26,386,941 outstanding at November 1, 2008 and 30,031,060 shares issued and outstanding at February 2, 2008	358,848	341,194
Treasury stock, at cost, 4,192,312 shares at November 1, 2008 and no shares at February 2, 2008	(85,941)	—
Accumulated other comprehensive income (loss)	(17)	811
Retained earnings	23,431	3,587
Total shareholders' equity	296,321	345,592
Total liabilities and shareholders' equity	$324,075	$379,466

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net revenue	$46,760	$66,244	$161,854	$144,808
Cost of revenue	25,101	31,017	82,654	69,463
Gross profit	21,659	35,227	79,200	75,345

Operating expenses:
Research and development	11,131	7,488	32,364	21,941
Sales and marketing	3,102	2,785	8,526	7,709
General and administrative	3,837	2,541	13,939	9,246
Acquired in-process research and development	—	—	1,571	—
Total operating expenses	18,070	12,814	56,400	38,896
Income from operations	3,589	22,413	22,800	36,449

Interest and other income, net	1,150	1,446	4,382	2,166
Income before income taxes	4,739	23,859	27,182	38,615
Provision for income taxes	1,068	2,909	7,338	3,708
Net income	$3,671	$20,950	$19,844	$34,907

Net income per share:
Basic	$0.14	$0.80	$0.73	$1.43
Diluted	$0.14	$0.72	$0.71	$1.27

Shares used in computing net income per share:
Basic	26,351	26,234	27,045	24,360
Diluted	27,084	28,958	27,971	27,532

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:
Net income	$19,844	$34,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,631	2,415
Acquired in-process research and development	1,571	—
Share-based compensation	9,935	4,738
Shareholder note receivable written off	—	29
Provision to record excess and obsolete inventory	1,844	316
Provision for sales returns, discounts and doubtful accounts	2,425	1,427
Deferred income taxes	1,546	—
Losses on disposal of software, equipment and leasehold improvements	1	3
Gains on sale of long-term investments	—	(31)
Accretion of contributed leasehold improvements	(93)	(98)
Changes in operating assets and liabilities:
Accounts receivable	13,502	(20,601)
Inventories	(17,562)	(3,207)
Prepaid expenses and other current assets	(886)	(1,155)
Other non-current assets	(108)	(59)
Accounts payable	(5,612)	1,740
Accrued liabilities	(4,616)	2,485
Other long-term liabilities	2,265	345
Net cash provided by operating activities	29,687	23,254

Cash flows from investing activities:
Purchase of marketable securities	(85,135)	(161,141)
Sales and maturities of marketable securities	79,736	71,750
Purchases of software, equipment and leasehold improvements	(10,520)	(2,819)
Cash paid in connection with acquisition	(18,576)	—
Recovery of long-term investment loss	—	31
Net cash used in investing activities	(34,495)	(92,179)

Cash flows from financing activities:
Treasury stock purchases	(85,941)	—
Repayment of bank borrowings	—	(242)
Collection of shareholder notes receivable	—	29
Net proceeds from exercise of employee stock options and stock purchase rights	3,260	7,205
Proceeds from issuance of common stock, net of offering costs	—	198,894
Excess tax benefit on share-based compensation	4,459	3,363
Net cash provided by (used in) financing activities	(78,222)	209,249

Effect of foreign exchange rate changes on cash and cash equivalents	(277)	162
Increase (decrease) in cash and cash equivalents	(83,307)	140,486

Cash and cash equivalents at beginning of period	174,089	24,413
Cash and cash equivalents at end of period	$90,782	$164,899

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$10
Cash paid for income taxes	104	284

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 1, 2008 and February 2, 2008, the consolidated results of its operations for the three months and nine months ended November 1, 2008 and November 3, 2007, and the consolidated cash flows for the nine months ended November 1, 2008 and November 3, 2007.  The results of operations for the three months and nine months ended November 1, 2008 are not necessarily indicative of the results to be expected for future quarters or the year.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting period:  Each of the Company’s fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2009 ended on November 1, 2008.  The third quarter of fiscal 2008 ended on November 3, 2007.

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

The Company’s marketable securities include primarily auction rate securities (“ARS”) and corporate commercial paper and bonds.  The Company monitors these securities for impairment and recognizes an impairment charge if a decline in the fair value of these marketable securities is judged to be other-than-temporary.  Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future value of the marketable securities.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.  ARS are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every twenty-eight, thirty-five or forty-two days, etc.), based on the market demand at the reset period.  These securities are generally classified as short-term marketable securities due to the auction reset feature.  However, if ARS fail to clear at the reset auction and the Company is unable to estimate the date the ARS will next clear, they are classified as long-term marketable securities consistent with their stated contractual maturities.  At November 1, 2008 the Company held nine ARS, with an aggregate cost of $43.0 million, all of which failed to clear at recent auctions.  The Company does not expect to incur any decline in carrying value associated with these ARS and has classified all ARS held at November 1, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.

The Company’s nine ARS are securities backed by higher education student loan issued by agencies of nine different states.  All are backed by a guaranty from a U.S. government agency.  These instruments were purchased on the Company’s behalf by its cash investment advisor, UBS.  As a result of the auction failures and lack of liquidity for these securities, UBS has proposed and the Company has accepted a comprehensive settlement agreement for its clients holding ARS, in which all the ARS currently in the Company’s portfolio could be redeemed at par value.  The offer to redeem will be at the Company’s option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.

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

As a result of this inventory review, the Company charged approximately $0.7 million to cost of revenue for the three months ended November 1, 2008, while no additional adjustment to the carrying costs was necessary as the provision amount was insignificant for the three months ended November 3, 2007, and $1.8 million and $0.3 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

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

Goodwill and Intangible assets:  Goodwill and intangible assets are recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

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

Product development agreements typically require that the Company provide customized software to support customer-specific designs.  Accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenue.  Product development revenue was approximately $0.1 million and $0.5 million for the three months ended November 1, 2008 and November 3, 2007, respectively, and $0.2 million and $1.0 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

Revenue from service contracts consist of fees for providing engineering support services, and are recognized ratably over the contract term.  Expenses related to support service revenue are included in cost of revenue.  Support service revenue was $7,500 and $0.2 million for the three months ended November 1, 2008 and November 3, 2007, respectively, and $48,000 and $0.9 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

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

Concentration of credit risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long-term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with three financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews its accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in its allowance for doubtful accounts.  As of November 1, 2008 and February 2, 2008, four and three customers accounted for approximately 64% and 75%, respectively, of the Company’s net outstanding trade receivables.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of a valuation allowance, to reduce deferred tax assets to amounts that are more likely than not to be realized.  The income tax provision for the three months and nine months ended November 1, 2008 was $1.1 million and $7.3 million, respectively.  The income tax provision for the three months and nine months ended November 3, 2007 was $2.9 million and $3.7 million, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal 2008.  For the three months and nine months ended November 1, 2008, the Company recorded a net increase of $0.2 million and $0.7 million, respectively, in unrecognized tax benefits.

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

Share-based compensation expense recognized in periods after January 28, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations for periods after the adoption of SFAS 123(R) includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As share-based compensation expense recognized in the unaudited condensed consolidated statements of operations for fiscal 2008 and for the first three quarters of fiscal 2009 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording employee share-based compensation expense on the unaudited condensed consolidated statements of operations for the three months and nine months ended November 1, 2008 and November 3, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Share-based compensation expense by type of award:
Stock options	$2,596	$1,380	$9,440	$3,973
Employee stock purchase plan	166	96	448	309
Total share-based compensation expense	2,762	1,476	9,888	4,282
Tax effect of share-based compensation expense	(810)	(204)	(2,919)	(305)
Net effect on net income	$1,952	$1,272	$6,969	$3,977

Effect on net income per share:
Basic	$0.07	$0.05	$0.26	$0.16
Diluted	$0.07	$0.04	$0.25	$0.14

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

Recent accounting pronouncements:  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the financial impact of FSP 157-2 on its financial position and results of operations.

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

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	November 1, 2008			February 2, 2008
	Book	Unrealized	Fair	Book	Unrealized	Fair
	Value	Gain/(Loss)	Value	Value	Gain/(Loss)	Value
Money market funds	$68,070	$—	$68,070	$165,719	$—	$165,719
Corporate commercial paper	23,532	(20)	23,512	33,354	35	33,389
Corporate bonds	14,165	(239)	13,926	17,177	180	17,357
US agency discount notes	37,993	(17)	37,976	4,926	25	4,951
US agency non-callable	—	—	—	7,000	30	7,030
Auction rate securities	43,000	—	43,000	43,900	—	43,900
Total cash equivalents and marketable securities	$186,760	$(276)	$186,484	$272,076	$270	$272,346
Cash on hand held in the United States			3,220			2,257
Cash on hand held overseas			7,577			1,129
Total cash on hand			10,797			3,386
Total cash, cash equivalents and marketable securities			$197,281			$275,732

Reported as:
Cash and cash equivalents			$90,782			$174,089
Short-term marketable securities			41,478			44,401
Long-term marketable securities			65,021			57,242
			$197,281			$275,732

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	November 1, 2008		February 2, 2008
	Book	Fair	Book	Fair
(In thousands)	Value	Value	Value	Value
Due in 1 year or less	$121,547	$121,463	$214,959	$215,104
Due in greater than 1 year	65,213	65,021	57,117	57,242
Total	$186,760	$186,484	$272,076	$272,346

Historically, the Company classified its auction rate securities (“ARS”) as short-term marketable securities because the Company was able to liquidate them at its discretion at the reset period.  As of November 1, 2008, the carrying value of the Company’s nine ARS totaled $43.0 million.  During the first, second and third quarters of fiscal 2009, all of the auctions associated with these ARS failed.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  The ARS held by the Company are primarily backed by student loans and are over-collateralized, and substantially insured and guaranteed by the United States Federal Department of Education.  In addition, all ARS held by the Company are rated by major independent rating agencies as either AAA or Aaa.  Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail.  The Company does not expect to need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, the Company’s cash investment advisor, UBS, acknowledged the Company’s acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in the Company’s portfolio could be redeemed at par value.  The offer to redeem will be at the Company’s option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  The Company does not expect to incur any decline in carrying value associated with these ARS and has classified all ARS held at November 1, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.  Additionally, the proposed solution by UBS to the lack of liquidity of the Company’s ARS included a commitment effective October 2008 through June 2010 to loan an amount up to the full par value of the ARS.  The interest charged on such loan would be equal to the amount of interest being paid by the issuers of the ARS borrowed against.

Although there is uncertainty with regard to the short-term liquidity of these ARS, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.  In addition, subject to UBS’ right to sell the ARS prior to June 2010, the Company has the intent and ability to hold these ARS until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, or the Company request UBS to redeem the ARS under the settlement agreement.  UBS provided an estimated value as of November 1, 2008 of approximately $36.9 million with an unrealized loss of $6.1 million.  The Company has reviewed the assumptions underlying this valuation change and has not recorded this unrealized loss of $6.1 million. The Company does not believe the valuation calculated by the investment firm represents an other than temporary decline in fair value and accordingly the Company has not recorded an unrealized loss for these adjustments.

  Based on the cash, cash equivalents and short-term marketable securities balance of $132.3 million and expected positive operating cash flows, the Company does not anticipate the potential lack of liquidity associated with the ARS will adversely affect the Company’s ability to conduct business.

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

Determination of Fair Value

The Company’s cash equivalents and marketable securities, with the exception of ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities.  ARS are classified within Level 3 as significant assumptions are not observable in the market.  During the three and nine months ended November 1, 2008, the Company recorded no impairment loss relating to the value of ARS.  There were no realized gain or losses recorded for these ARS in the three and nine months ended November 1, 2008.

The table below presents the balances of the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level )1	(Level 2)	Level 3
Money market funds	$68,070	$68,070	$—	$—
Corporate commercial paper	23,512	23,512	—	—
Corporate bonds	13,926	13,926	—	—
US agency discount notes	37,976	37,976	—	—
Auction rate securities	43,000	—	—	43,000
Total cash equivalents and marketable securities	$186,484	$143,484	$—	$43,000

The Company’s financial assets measured at fair value on a reoccurring basis, consisting of ARS, using significant unobservable inputs (Level 3) for the three months ended November 1, 2008 had no activity.

4.	Inventories

Inventories consist of the following (in thousands):

	November 1,	February 2,
	2008	2008
Raw materials	$22,376	$12,838
Work-in-process	5,937	2,735
Finished goods	16,925	10,710
Total	$45,238	$26,283

5.	Acquisition

VXP acquisition

On February 8, 2008, the Company acquired certain assets and assumed certain liability obligations of the VXP Image Processing business (“VXP”), which specializes in video processing technology that the Company intends to use to bring studio quality video to consumer television, from Gennum Corporation for $18.6 million in cash including transaction costs.  Forty-four employees joined the Company as part of the acquisition.

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

Goodwill

Total goodwill as of November 1, 2008 was $7.3 million.  Goodwill attributable to the February 8, 2008 VXP acquisition was approximately $2.2 million and the remaining goodwill balance was attributable to the fiscal 2007 Blue7 acquisition.

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of November 1, 2008 (in thousands, except for years):

		Accumulated		Estimated
	Cost	Amortization	Net	Useful Life
Developed technology	$13,803	$(3,157)	$10,646	2 to 7 years
Noncompete agreements	1,400	(1,264)	136	3 years
Customer relationships	1,123	(116)	1,007	7 years
Trademarks	298	(43)	255	5 years
	$16,624	$(4,580)	$12,044

Amortization expense related to acquired intangible assets was $0.7 million and $2.2 million for the three months and nine months ended November 1, 2008, respectively, and $0.3 million and $0.9 million for the three months and nine months ended November 3, 2007, respectively.  As of November 1, 2008, the Company expects the amortization expense in future periods to be as shown below (in thousands):

	Developed	Noncompete	Customer
Fiscal year	Technology	Agreements	Relationships	Trademarks	Total
Remainder of fiscal 2009	$570	$117	$40	$15	$742
2010	2,280	19	160	60	2,519
2011	2,125	—	160	60	2,345
2012	2,121	—	160	60	2,341
2013	2,121	—	160	60	2,341
Thereafter	1,429	—	327	—	1,756
	$10,646	$136	$1,007	$255	$12,044

7.	Product warranty

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

Details of the change in accrued warranty as of November 1, 2008 and November 3, 2007 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
November 1, 2008	$1,590	$641	$(581)	$1,650
November 3, 2007	755	233	(106)	882

Nine Months Ended
November 1, 2008	$1,564	$1,175	$(1,089)	$1,650
November 3, 2007	556	717	(391)	882

8.	Commitments and contingencies

Commitments

Leases

The Company’s primary facility is leased under a non-cancelable lease which expires in September 2012.  The Company also leases facilities in Canada, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2009	$386
2010	1,488
2011	1,489
2012	1,536
2013	1,249
Thereafter	3,142
Total minimum lease payments	$9,290

Purchase commitments

The Company places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis.  The total amount of outstanding non-cancelable purchase orders was approximately $4.0 million as of November 1, 2008.

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

401(k) tax deferred savings plan

The Company maintains a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $15,500 in calendar year 2008.  Employees age 50 or over may elect to contribute an additional $5,000.  In January 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.4 million for the three months and nine months ended November 1, 2008, respectively.

Group Registered Retirement Savings Plan

The Company maintains a Group Registered Retirement Savings Plan (GRRSP) for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (RRSP), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 Canadian in calendar year 2008.  In April 2008, the Company implemented a matching contribution program under the GRRSP whereby it matches employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $25,000 and $51,000 for the three months and nine months ended November 1, 2008, respectively.

Contingencies

Litigation

Certain current and former directors and officers of the Company were named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which were consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the “Federal Action”) and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the “State Action”).

Plaintiffs in the Federal and State Actions alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action asserted derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also alleged that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and brought claims for an accounting and rescission.  In the State Action, plaintiffs also alleged that the individual defendants wasted corporate assets.  Both Actions sought to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also sought treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees.  The Company was named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company was sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement which, if approved, would result in the dismissal of both the Federal Action and the State Action.  On September 15, 2008, the Court entered an Order and Final Judgment approving the settlement and dismissing the Federal Action with prejudice.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  Pursuant to the settlement agreement, after the Order and Final Judgment approving the settlement was entered in the Federal Action, Plaintiff requested that the State Action be dismissed with prejudice.  The Court granted this request on September 22, 2008.  All amounts due under the settlement were accrued as of February 2, 2008.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices.  The SEC requested that the Company voluntarily produce documents relating to, among other things, its stock option practices.  The Company responded to the SEC's requests in July and August of 2006 and has received no further requests since that time.  While the Company has no reason to believe that the SEC inquiry is still active, the Company intends to continue cooperating with the SEC should the Company receive any additional requests.

In May 2007, the IRS began an employment tax audit for the Company’s fiscal 2004 and 2005.  The Company also requested that fiscal 2006 be included in this audit cycle and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company has recently settled this IRS audit (including the year 2006), although the Company is still waiting to receive the notice of assessment resulting from such settlement for interest on the agreed tax and penalty amounts.  The settlement amounts were in alignment with the amounts previously provided for.  The Company has reported these IRS adjustments to the California Employment Development Department (“EDD”) and is communicating with the EDD in order to resolve the corresponding state tax, penalty and/or interest adjustments.

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

The following table sets forth the basic and diluted net income per share computed for the three months and nine months ended November 1, 2008 and November 3, 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Numerator:
Net income, as reported	$3,671	$20,950	$19,844	$34,907
Denominator:
Weighted average common shares outstanding - basic	26,351	26,234	27,045	24,360
Effect of dilutive securities:
Stock options	733	2,724	926	3,172
Shares used in computation - diluted	27,084	28,958	27,971	27,532
Net income per share:
Basic	$0.14	$0.80	$0.73	$1.43
Diluted	$0.14	$0.72	$0.71	$1.27

A summary of the excluded potentially dilutive securities for the three months and nine months ended November 1, 2008 and November 3, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock options excluded because exercise price in excess of average stock price	1,987	239	1,617	262

10.	Comprehensive income

The reconciliation of net income to total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income	$3,671	$20,950	$19,844	$34,907
Other comprehensive income
Unrealized loss on available-for-sale securities	(230)	12	(545)	(1)
Foreign currency translation adjustment	(422)	95	(283)	156
Total comprehensive income	$3,019	$21,057	$19,016	$35,062

11.	Stock option plans

Stock option plans

The Company has adopted stock option plans that provide for the grant of stock option awards to employees and directors, which are designed to reward employees and directors for their long-term contributions to the Company and provide an incentive for them to remain with the Company.  As of November 1, 2008, the Company had two stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”) and the 2001 Employee Stock Option Plan (the “2001 Option Plan”).

A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 97,500 have been granted as of November 1, 2008.

The total stock option activity is summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)
Balance, February 2, 2008	3,941,819	$16.78
Granted	293,680	29.62
Cancelled	(14,021)	33.05
Exercised	(368,517)	5.56

Balance, May 3, 2008	3,852,961	$18.80
Granted	76,000	19.86
Cancelled	(68,968)	29.79
Exercised	(45,704)	5.37

Balance, August 2, 2008	3,814,289	18.78
Granted	45,780	9.35
Cancelled	(75,200)	26.95
Exercised	(76,340)	3.74

Balance, November 1, 2008	3,708,529	18.81	7.07	6,839

Ending Vested and Expected to Vest	3,558,619	$18.50	7.01	$6,779
Ending Exercisable	1,714,276	$11.47	5.75	$5,807

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.09 as of November 1, 2008, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under its stock option plans was $0.9 million and $23.2 million for the three months ended November 1, 2008 and November 3, 2007, respectively, determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under its stock option plans was $12.2 million and $52 million for the nine months ended November 1, 2008 and November 3, 2007, respectively, determined as of the date of option exercise. The total fair value of options, which vested during the three months ended November 1, 2008 and November 3, 2007 was $2.4 million and $2.0 million, respectively.  The total fair value of options, which vested during the nine months ended November 1, 2008 and November 3, 2007 was $8.2 million and $3.9 million, respectively.    At November 1, 2008, 784,837 shares were available for future grants.

The options outstanding and currently exercisable at November 1, 2008 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at November 1, 2008	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at November 1, 2008	Weighted Average Exercise Price Per Share
$0.95	$3.40	379,650	4.20	$2.34	355,915	$2.28
$3.50	$7.32	374,549	3.72	$5.21	315,075	$5.14
$7.40	$9.89	547,431	6.30	$8.72	287,252	$8.34
$11.06	$11.06	554,916	7.55	$11.06	237,695	$11.06
$11.40	$13.88	399,715	6.90	$11.70	220,515	$11.67
$15.91	$25.70	392,468	8.58	$20.76	75,499	$18.81
$27.83	$28.63	153,900	8.47	$28.53	55,965	$28.53
$31.57	$31.57	161,500	8.75	$31.57	40,214	$31.57
$41.58	$41.58	100,000	9.28	$41.58	100,000	$41.58
$45.83	$45.83	644,400	9.01	$45.83	26,146	$45.83
$0.95	$45.83	3,708,529	7.07	$18.81	1,714,276	$11.47

As of November 1, 2008, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $39.8 million and will be recognized over an estimated weighted average amortization period of 3.07 years.  The amortization period is based on the expected vesting term of the options.

Employee stock purchase plan

Under the Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of November 1, 2008, 196,796 shares under the 2001 Purchase Plan remain available for future purchase.

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

The weighted-average estimated values of employee stock options granted during the three months ended November 1, 2008 and November 3, 2007 was $13.70 and $37.48 per share, respectively.  The weighted-average estimated values of employee stock options granted during the nine months ended November 1, 2008 and November 3, 2007 was $17.02 and $22.66 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the three months ended November 1, 2008 and November 3, 2007 was $5.92 and $8.47, per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the nine months ended November 1, 2008 and November 3, 2007 was $5.92 and $8.47, per share, respectively.  The fair value of each option and employee stock purchase right grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	November 1, 2008		November 3, 2007
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	67.86%	95.06%	67.00%	60.00%
Risk-free interest rate	3.03%	2.17%	4.01%	4.93%
Expected term (in years)	5.94	0.50	6.10	0.50
Dividend yield	None	None	None	None

	Nine Months Ended
	November 1, 2008		November 3, 2007
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	70.07%	95.06%	67.00%	60.00%
Risk-free interest rate	3.31%	2.17%	4.45%	4.93%
Expected term (in years)	5.74	0.50	6.05	0.50
Dividend yield	None	None	None	None

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

Non-employee related share-based compensation expense

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services (“EITF 96-18”), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 67.86%, risk-free interest rates of 3.13%, expected term of options of 6.21 years and dividend yields of zero percent for the three months ended November 1, 2008.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 68.86%, risk-free interest rates of 3.32%, expected term of options of 6.47 years and dividend yields of zero percent for the nine months ended November 1, 2008.  Total non-employee share-based compensation recorded during the three and nine months ended November 1, 2008 was $15,000 and $47,000, respectively.  Total non-employee share-based compensation recorded during the three and nine months ended November 3, 2007 was $223,000 and $456,000, respectively.

12.	Significant customers

For the three months ended November 1, 2008, three customers accounted for 17%, 12% and 11%, respectively, of net revenue.  During the three months ended November 1, 2008, one of the customers, Cisco Systems, outsourced its manufacturing to two subcontractors, which totaled 12% of net revenue.  For the three months ended November 3, 2007, three customers accounted for 29%, 22% and 14%, respectively, of net revenue.  For the nine months ended November 1, 2008, two customers accounted for 21% and 20%, respectively, of net revenue.  For the nine months ended November 3, 2007, four customers accounted for 20%, 19%, 13% and 11%, respectively, of net revenue.

Four customers accounted for 27%, 13%, 13% and 10%, respectively, of total accounts receivable at November 1, 2008.  Three customers accounted for 46%, 15% and 14%, respectively, of total accounts receivable at February 2, 2008.

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

The Company maintains an investment in Envivio, Inc., in which the Company has current invested capital of $0.3 million for an ownership fraction of less than 1%.  Three of the Company’s board members have investments in this same firm, with an aggregate ownership fraction of less than 1%.  The Company’s Chairman and Chief Executive Officer (“CEO”), Thinh Tran, is a member of Envivio’s Board of Directors.

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

The following table sets forth net revenue to each geographic region, and the percentage of net revenue represented by each geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	November 1,	% of	November 3,	% of	November 1,	% of	November 3,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Asia	$26,287	56%	$50,939	77%	$86,927	54%	$99,148	68%
Europe	16,881	36%	12,329	19%	64,634	40%	37,505	26%
North America	3,584	8%	2,972	4%	10,248	6%	8,068	6%
Other regions	8	*	4	*	45	*	87	*
Net revenue	$46,760	100%	$66,244	100%	$161,854	100%	$144,808	100%

*	These regions provided less than 1% of our net revenue in these periods

The following table sets forth net revenue of significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Singapore	$7,949	$19,238	$33,484	$29,450
France	7,586	7,915	21,410	24,217
Taiwan	7,487	2,603	12,870	8,673
China	6,178	5,371	16,470	11,185
Netherland	3,067	229	24,813	336
Hungary	2,661	1,985	7,437	3,428
Belgium	2,649	1,012	8,230	6,748
Korea	1,901	14,290	8,909	27,722
Japan	1,212	9,414	10,646	20,195
Rest of the world	6,070	4,187	17,585	12,854
	$46,760	$66,244	$161,854	$144,808

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, revenue, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. Federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  Our SoC solutions combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including IPTV set-top boxes, Blu-ray DVD players, high definition televisions (HDTV), media communication devices and other products.  Our semiconductors are capable of a range of media processing and communication functions, including high definition digital video decoding for multiple compression standards, graphics acceleration, video image processing, audio decoding, wireless communications, CPU and display control.  Our software provides system control as well as media processing and system security management.  Together, our semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and one of the  leading providers of such SoCs for the Blu-ray player market, in terms of units shipped.

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

Our primary product group consists of our SoC solutions.  To a much lesser extent, we provide other products, such as customized development boards and wireless devices.  For the nine months ended November 1, 2008 and November 3, 2007, we derived 99% and 97%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions increased $20.2 million, or 14%, for the nine months ended November 1, 2008 as compared to the corresponding period in the prior fiscal year.  This increase in our SoCs sales was in part attributable to many of our customers commercially launching products incorporating our SoCs after successful initial trials.  We began volume shipments in January 2006 of our SMP8630 series, which is our latest SoC solution for our target markets.  This product series represented 83% and 79% of our net revenue for the nine months ended November 1, 2008 and November 3, 2007, respectively.  We believe our success with the SMP8630 series product demonstrates our success in the growing IPTV market and to a lesser extent, the recently emerging Blu-ray player market.

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

Share Repurchase Program

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2.0 million shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  Repurchases may be conducted in the open market or in privately negotiated transactions and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There is no guarantee as to the exact number of shares that will be repurchased under the program.  As of November 1, 2008, we had purchased a cumulative total of approximately 4.2 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $85.9 million at an average price of $20.50 per share.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008 reflect the more significant judgments and estimates used in preparation of our financial statements.  Except for the update provided in our Quarterly Report on Form 10-Q for the quarter ended August 2, 2008 on the valuation of inventory, management believes there have been no material changes to our critical accounting policies and estimates during the three months ended November 1, 2008 compared with those discussed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	November 1,	% of	November 3,	% of	November 1,	% of	November 3,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Net revenue	$46,760	100%	$66,244	100%	$161,854	100%	$144,808	100%
Cost of revenue	25,101	54%	31,017	47%	82,654	51%	69,463	48%
Gross profit	21,659	46%	35,227	53%	79,200	49%	75,345	52%
Operating expenses:
Research and development	11,131	24%	7,488	11%	32,364	20%	21,941	15%
Sales and marketing	3,102	7%	2,785	4%	8,526	5%	7,709	5%
General and administrative	3,837	8%	2,541	4%	13,939	9%	9,246	6%
Acquired in-process research and development	—	—	—	—	1,571	1%	—	—
Total operating expenses	18,070	39%	12,814	19%	56,400	35%	38,896	26%
Income from operations	3,589	7%	22,413	34%	22,800	14%	36,449	26%
Interest income and other income, net	1,150	2%	1,446	2%	4,382	3%	2,166	1%
Income before income taxes	4,739	9%	23,859	36%	27,182	17%	38,615	27%
Provision for income taxes	1,068	2%	2,909	4%	7,338	5%	3,708	3%
Net income	$3,671	7%	$20,950	32%	$19,844	12%	$34,907	24%

Net revenue

Our net revenue for the three and nine months ended November 1, 2008 decreased approximately $19.5 million and increased approximately $17.0 million, respectively, as compared to the corresponding periods in the prior fiscal year.  The decrease in net revenue for the three months ended November 1, 2008 compared to the prior year period was primarily due to lower demand for our SoCs primarily as a result of current macroeconomic conditions and loss of market share in the Blu-ray market.  The increase in net revenue for the nine months ended November 1, 2008 compared to the prior year period was primarily due to strong growth in our SoCs sold into the IPTV market in the first half of 2009 compared to the first half of 2008.

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

	Three Months Ended				Nine Months Ended
	November 1,	% of	November 3,	% of	November 1,	% of	November 3,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
IPTV	$35,708	77%	$47,714	72%	$127,892	79%	$104,023	72%
Blu-ray and other media players	7,621	16%	16,660	25%	23,357	14%	34,755	24%
Prosumer and industrial audio/video	2,035	4%	—	—	5,863	4%	—	—
HDTV	384	1%	571	1%	870	1%	3,381	2%
Other	1,012	2%	1,299	2%	3,872	2%	2,649	2%
Net revenue	$46,760	100%	$66,244	100%	$161,854	100%	$144,808	100%

IPTV:  The decrease of $12.0 million, or 25% in net revenue from sales into the IPTV market for the three months ended November 1, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to overall slowdown in the IPTV market as a result of current macroeconomic conditions.  The increase of $23.9 million, or 23% in net revenue from sales into the IPTV market for the nine months ended November 1, 2008 as compared to the corresponding period in the prior fiscal year was primarily attributable to the increased volume of SoCs shipped to our customers in the IPTV market incorporating our SoCs into their products, primarily our SMP8630 SoC series, in the first half of 2009 compared to the first half of 2008.

Blu-ray and other media players:  The decrease of $9.0 million, or 54%, and $11.4 million, or 33% in net revenue from Blue-ray and other media players for the three and nine months ended November 1, 2008, respectively, compared to the corresponding period in the prior fiscal year was primarily attributable to our loss of market share in this segment resulting in decreased sales volume of our SoCs.

Prosumer and industrial audio/video:  Our net revenue from sales into the prosumer and industrial audio/video market increased $2.0 million, or 100%, and $5.9 million, or 100% for the three and nine months ended November 1, 2008, respectively, compared to the corresponding periods in the prior fiscal year.  These increases were driven by our entry into these markets through our acquisition of the VXP product line in February 2008.

HDTV:  Our net revenue from sales into the HDTV market decreased $0.2 million, or 33%, for the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from sales into the HDTV market decreased $2.5 million, or 74%, for the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.

Other:  Our other markets consist of PC add-ins and other ancillary markets.  Sales to our other markets for the three months ended November 1, 2008 decreased $0.3 million, or 22%, compared to the corresponding period in the prior year.  Sales to our other markets for the nine months ended November 1, 2008 increased $1.2 million, or 46%, compared to the corresponding period in the prior year.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Three Months Ended				Nine Months Ended
	November 1,	% of	November 3,	% of	November 1,	% of	November 3,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
SoCs	$46,035	98%	$65,035	98%	$160,981	99%	$140,780	97%
Other	725	2%	1,209	2%	873	1%	4,028	3%
Net revenue	$46,760	100%	$66,244	100%	$161,854	100%	$144,808	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, Blu-ray and other media players, prosumer and industrial audio/video and HDTV markets.  The decrease of $19.0 million, or 29%, in net revenue from SoCs for the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year was due primarily to decreased demand in sales of IPTV products primarily as a result of current macroeconomic conditions and loss of market share in the Blu-ray market.  The increase of $20.2 million, or 14%, in net revenue from SoCs for the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year was due primarily to increased demand in sales of IPTV products in the first half of 2009 compared to the first half of 2008.

Other:  We derive revenue from other products and services, including engineering support services from sales of hardware and software, engineering development for customization of SoCs and other accessories and wireless devices.  The decrease of $0.5 million, or 40%, for the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year was due to lower sales of our engineering development kits related to our SoCs and support services.  The decrease of $3.2 million, or 78%, for the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year was due to lower sales of our engineering development kits related to our SoCs and support services.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Three Months Ended				Nine Months Ended
	November 1,	% of	November 3,	% of	November 1,	% of	November 3,	% of
	2008	Net Revenue	2007	Net Revenue	2008	Net Revenue	2007	Net Revenue
Asia	$26,287	56%	$50,939	77%	$86,927	54%	$99,148	68%
Europe	16,881	36%	12,329	19%	64,634	40%	37,505	26%
North America	3,584	8%	2,972	4%	10,248	6%	8,068	6%
Other regions	8	*	4	*	45	*	87	*
Net revenue	$46,760	100%	$66,244	100%	$161,854	100%	$144,808	100%

*	These regions provided less than 1% of our net revenue in these periods

In general, our products are components of a larger system and as such are delivered to the point of manufacturing for these systems, which is primarily Asia.  However, as our customers periodically change their supplier contracts, the geographic region of consumption may fluctuate.

Asia:  Our net revenue in absolute dollars from Asia decreased $24.7 million, or 48% in the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia represented 56% and 77% of our net revenue for the three months ended November 1, 2008 and November 3, 2007, respectively.  This 21% decrease as a percentage of revenue was primarily due to the disproportionate increase in shipments to European based manufacturing during the three months ended November 1, 2008.

Our net revenue in absolute dollars from Asia decreased $12.2 million, or 12% in the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia represented 54% and 68% of our net revenue for the nine months ended November 1, 2008 and November 3, 2007, respectively.  This 14% decrease as a percentage of revenue was primarily due to the disproportionate increase in shipments to European based manufacturing during the nine months ended November 1, 2008.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Singapore	17%	29%	21%	20%
Taiwan	16%	*	*	*
China	13%	*	10%	*
Korea	*	22%	*	19%
Japan	*	14%	*	14%

*	Net revenue from this country was less than 10% of our net revenue

Europe:  Our net revenue in absolute dollars from Europe increased $4.6 million, or 37%, for the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe was primarily attributable to major deployments by our European customers using our IPTV SoCs in their products, who also began manufacturing their systems in Europe.

Our net revenue in absolute dollars from Europe increased $27.1 million, or 72%, for the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe was primarily attributable to major deployments by our European customers using our IPTV SoCs in their products, who also began manufacturing their systems in Europe.

Our revenue from Europe in any given period may also fluctuate depending on whether our European customers place their orders locally or through their non-European manufacturers who incorporate our SoCs into their products.

The following table sets forth the percentage of net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Netherlands	*	*	15%	*
France	16%	12%	13%	17%

*	Net revenue from this country was less than 10% of our net revenue

North America:  Our net revenue in absolute dollars from North America increased $0.6 million, or 21%, for the three months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  The increase in the comparative three month period is very small in absolute value and can be attributed to revenue from sales of our VXP products, which we commenced selling in February 2008 as well as shifts in demand, product mix and other variables.

Our net revenue from North America increased $2.2 million, or 27%, for the nine months ended November 1, 2008 compared to the corresponding period in the prior fiscal year.  The increase in the comparative nine month period is very small in absolute value and can be attributed to revenue from sales of our VXP products, which we commenced selling in February 2008 as well as shifts in demand, product mix and other variables..

Our revenue from North America in any given period fluctuates depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our SoCs into their products.

For the three months and nine months ended November 1, 2008, our net revenue generated outside North America was 92% and 94% of our net revenue, respectively, as compared to 96% and 94%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended			Nine Months Ended
	November 1,		November 3,	November 1,	November 3,
Customer	2008		2007	2008	2007
MTC Singapore	17%		29%	21%	20%
Cisco Systems	12%	**	*	20%	*
Netgem	11%		*	*	*
Uniquest Corp.	*		22%	*	19%
Macnica, Inc.	*		14%	*	13%
Freebox SA	*		*	*	11%

*	These customers provided less than 10% of our net revenue in these periods
**	During the three months ended November 1, 2008, Cisco Systems outsourced its manufacturing to two subcontractors, which totaled 12% of our net revenue

Gross Profit and Gross Margin

The following table sets forth gross profit and gross margin (in thousands):

	Three Months Ended			Nine Months Ended
	November 1,	%	November 3,	November 1,	%	November 3,
	2008	change	2007	2008	change	2007
Gross profit	$21,659	-39%	$35,227	$79,200	5%	$75,345
Gross margin	46.3%		53.2%	48.9%		52.0%

The gross margin percentage decreased 6.9% and 3.1% for the three and nine months ended November 1, 2008 compared to the three and nine months ended November 3, 2007, respectively.  The decrease for the three and nine months ended November 1, 2008 is attributable to decline in our average selling prices, an increase in our assembly costs due to the cost of gold, overhead absorption and the write down of older inventory.

Operating Expenses

The following table sets forth operating expenses and percent change in operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	November 1,	%	November 3,	November 1,	%	November 3,
	2008	change	2007	2008	change	2007
Research and development expenses	$11,131	49%	$7,488	$32,364	48%	$21,941
Sales and marketing expenses	3,102	11%	2,785	8,526	11%	7,709
General and administrative expenses	3,837	51%	2,541	13,939	51%	9,246
Acquired in-process R&D	—	—	—	1,571	100%	—
Total operating expenses	$18,070	41%	$12,814	$56,400	45%	$38,896

Research and development expenses:  Research and development expenses increased by $3.6 million, or 49%, for the three months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $2.1 million in salaries, wages and benefit expenses due to increased headcount and salary; an increase of $0.5 million in share-based compensation expense; an increase of $0.8 million in license fees, consulting services and supplies; an increase of $0.2 million in rent and facilities related costs and an increase of $0.3 million in depreciation and amortization and other expenses, offset by a decrease of $0.3 million in non-recurring engineering costs to develop our products.

Research and development expenses increased by $10.4 million, or 48%, for the nine months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year. This increase is primarily attributable to an increase of $7.3 million in salaries, wages and benefit expenses due to increased headcount and salary; an increase of $0.1 million in share-based compensation expense; an increase of $2.0 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products; an increase of $0.4 million in rent and facilities related costs; and an increase of $0.6 million in depreciation and amortization and other expenses.

Sales and marketing expenses:  Sales and marketing expenses increased by $0.3 million, or 11%, for the three months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.5 million in share-based compensation expense and an increase of $0.1 million in depreciation and amortization and other expenses, offset by a decrease of $0.3 million in salaries, wages, commission and benefit expenses.

Sales and marketing expenses increased by $0.8 million, or 11%, for the nine months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.3 million in salaries, wages, commission and benefit expenses; an increase of $0.3 million in share-based compensation expense; and an increase of $0.2 million in depreciation and amortization and other expenses.

General and administrative expenses:  General and administrative expenses increased by $1.3 million, or 51%, for the three months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $0.3 million in salaries, wages and benefit expenses; an increase of $0.2 million in share-based compensation expense; an increase of $0.4 million in professional fees related primarily to audit and tax services; an increase of $0.3 million in other professional fees; an increase of $0.1 million in insurance expense and an increase of $0.1 million in travel, entertainment and other expenses, offset by a decrease of $0.1 million in legal fees.

General and administrative expenses increased by $4.7 million, or 51%, for the nine months ended November 1, 2008 as compared with the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase of $1.0 million in salaries, wages and benefit expenses, an increase of $2.6 million in share-based compensation expense; an increase of $1.2 million in professional fees related primarily to audit and tax services; an increase of $0.6 million in other professional fees; an increase of $0.4 million in insurance expense; and an increase of $0.2 million in travel, entertainment and other expenses; which was partially offset by a decrease of $1.3 million in legal and other professional fees, which were higher in the prior fiscal year mostly related to the review of our historical stock option granting practices of previous fiscal years.

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

Share-based compensation expense:  The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Cost of revenue	$87	$130	$261	$318
Research and development expenses	1,239	762	3,892	2,315
Sales and marketing expenses	796	338	1,536	827
General and administrative expenses	655	468	4,246	1,278
Total share-based compensation	$2,777	$1,698	$9,935	$4,738

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Amortization of intangible assets:  Amortization expense of $0.6 million and $1.7 million for acquired developed technology for the three and nine months ended November 1, 2008, respectively, and $0.2 million and $0.6 million, for the corresponding periods of the prior fiscal year, is classified as cost of sales.  Amortization expense of $0.1 million and $0.4 million for other purchased intangible assets for the three months and nine months ended November 1, 2008, respectively, and $0.1 million and $0.4 million, for the corresponding periods of the prior fiscal year, is classified as research and development expense. Amortization expense of $0.1 million and $0.2 million for other purchased intangible assets for the three months and nine months ended November 1, 2008, respectively, and no amortization expense for the corresponding periods of the prior fiscal year, is classified as sales and marketing expense.  At November 1, 2008, the unamortized balance from purchased intangible assets was $12.0 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Interest and other income, net

The following table sets forth net interest and other income and the percent change in interest and other income, net (in thousands):

	Three Months Ended			Nine Months Ended
	November 1,	%	November 3,	November 1,	%	November 3,
	2008	change	2007	2008	change	2007
Interest and other income, net	$1,150	-20%	$1,446	$4,382	102%	$2,166

The decrease of $0.3 million, or 20% for the three months ended November 1, 2008 compared with the corresponding period in the prior fiscal year was due primarily to a decrease in our total cash, cash equivalents and marketable securities as a result of our share repurchases.  The increase of $2.2 million, or 102% for the nine months ended November 1, 2008 compared with the corresponding period in the prior fiscal year was due primarily to an increase in our cash, cash equivalents and marketable securities, the balances of which increased significantly during the last three months of fiscal 2008 as a result of cash generated from operations and the follow-on public offering of our common stock completed in October 2007, offset by a decrease in our cash as a result of our share repurchases.

Provision for income taxes

We recorded a provision for income taxes of $1.1 million and $7.3 million for the three months and nine months ended November 1, 2008, respectively, and $2.9 million and $3.7 million, respectively, for the corresponding periods of the prior fiscal year.  The effective tax rate for 2009 was approximately 23% and 27% for the three months and nine months ended November 1, 2008, respectively.  Our fiscal 2009 effective tax rate differs from the combined federal and state statutory rate of 37% primarily due to our international operations strategy, which resulted in a foreign tax differential benefit.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in millions):

	November 1,	February 2,
	2008	2008

Cash and cash equivalents	$90.8	$174.1
Short-term marketable securities	41.5	44.4
	$132.3	$218.5

As of November 1, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $132.3 million, which represents a decrease of $86.2 million from $218.5 million at February 2, 2008.  The decrease in cash and cash equivalents and marketable securities was primarily the result of our repurchase of 4.2 million shares of our common stock for approximately $85.9 million during the nine months ended November 1, 2008.

Cash flows from operating activities

 The following table sets forth the net (decrease) or increase in cash and cash equivalents summarized by operating, investing and financing activities (in millions):

	Nine Months Ended
	November 1,	November 3,
	2008	2007
Net cash (used in) provided by:
Operating activities	$29.7	$23.3
Investing activities	(34.5)	(92.2)
Financing activities	(78.2)	209.2
Effect of foreign rate changes on cash and cash equivalents	(0.3)	0.2
Net (decrease) increase in cash and cash equivalents	$(83.3)	$140.5

Net cash provided by operating activities was $29.7 million for the nine months ended November 1, 2008.  The cash provided by our operating activities for the nine months ended November 1, 2008 was primarily due to net income of $19.8 million, non-cash expenses of $22.9 million, a $13.5 million decrease in accounts receivable and a $2.3 million increase in other long-term liabilities. These amounts were partially offset by a $17.6 million increase in inventories, a $10.2 million decrease in accounts payable and other accrued liabilities, a $0.9 million increase in prepaid expenses and other assets and a $0.1 million increase in other non-current assets.  The increase in inventory for the nine months ended November 1, 2008 was due primarily to strategic purchases of raw materials. The decrease in accounts payable and accrued liabilities was due primarily to the timing of payments for inventories, tax liabilities and software licenses. The increase in prepaid expenses and other assets was primarily due to purchases of production mask sets to be used in manufacturing our products. The decrease in accounts receivable for the nine months ended November 1, 2008 was primarily the result of decreased billings due to decreased product shipments during the third quarter, which was substantially offset by increased sales to customers with payment terms greater than net 30 days.  Non-cash charges included share-based compensation of $9.9 million in the nine months ended November 1, 2008.

Net cash provided by operating activities was $23.3 million for the nine months ended November 3, 2007.  The cash provided by our operating activities in the nine months ended November 3, 2007 was primarily due to net income of $34.9 million, non-cash expenses of $8.8 million, a $4.2 million increase in accounts payable and accrued liabilities and a $0.3 million increase in other long-term liabilities.  These amounts were partially offset by increases in accounts receivable of $20.6 million, a $3.2 million increase in inventory and a $1.2 million increase in prepaid expenses and other assets.  The increases in inventory and accounts receivable in the nine months ended November 3, 2007 were associated with the increase in our net revenues during the period primarily as a result of increased sales into the IPTV market.

Cash flows from our operating activities will continue to fluctuate based upon our ability to achieve revenue growth while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in our investing activities was $34.5 million for the nine months ended November 1, 2008 which was primarily due to cash paid in connection with acquisition of VXP Group of $18.6 million, purchases of software, equipment and leasehold improvements of $10.5 million and net purchases of marketable securities of $5.4 million.

Net cash used in our investing activities was $92.2 million for the nine months ended November 3, 2007, primarily due to net purchases of marketable securities of $89.4 million and purchases of software, equipment and leasehold improvements of $2.8 million.

Cash flows from financing activities

Net cash used in financing activities was $78.2 million in the nine months ended November 1, 2008, which was the result of $85.9 million for the purchase of 4.2 million shares of our common stock, partially offset by $4.5 million of excess tax benefit from share-based compensation and $3.3 million of proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $209.2 million in the nine months ended November 3, 2007, which primarily consisted of $198.9 million of proceeds from our follow-on offering, $7.2 million of proceeds from the exercise of employee stock options and $3.4 million excess tax benefit from share-based compensation, partially offset by our repayment of our outstanding term loan of $0.2 million.

Liquidity

To date, our primary sources of funds have been proceeds from common stock issuances.  In certain periods, including fiscal 2008 and the first nine months of fiscal 2009, cash generated from operations has also been a source of funds.  While we generated cash from operations in the nine months ended November 1, 2008 and November 3, 2007, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash and cash equivalents will be sufficient to meet our primary uses of cash, which include our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  Cash will continue to fluctuate based upon our ability to grow revenue and the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

At November 1, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an interest rate reset by an auction feature, which are referred to as "ARS.”  In recent months, the auctions failed for all of our ARS.  There is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investments and fully recover the carrying value of our ARS in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our ARS were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  As of November 1, 2008, all of our ARS remained rated AAA or Aaa.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  We believe that the underlying credit quality of the assets backing our ARS has not been impacted by the reduced liquidity of these investments.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement in principle for its clients holding ARS, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  We do not expect to incur  any decline in carrying value associated with these ARS and have classified all ARS held at November 1, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to the full face value of the ARS.  The interest charged on such loan would be equal to the amount of interest being paid by the issuers of the securities borrowed against.

Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these ARS will affect our ability to execute our current business plan.

Contractual obligations and commitments

We do not have guaranteed price or quantity commitments from any of our suppliers.  We generally maintain products for sale through distributors based on forecasts rather than firm purchase orders.  Additionally, we generally manufacture products for sale to our customers and acquire the necessary materials to manufacture those products, in advance of receiving purchase orders from such customers.  Purchase orders with delivery dates longer than 12 weeks from the date of the order are typically cancelable until four weeks prior to the scheduled delivery date without substantial penalty to our customers.  For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and 12 weeks in advance of scheduled delivery dates, and within four weeks of scheduled delivery dates are also generally non-reschedulable.

The following table sets forth the amounts of payments due under specified contractual obligations as of November 1, 2008 (in thousands):

	Payments Due by Period
	1 year	1 - 3	3 - 5
Contractual Obligations	or less	years	years	thereafter	Total
Operating leases	$386	$2,977	$2,785	$3,142	9,290
Non-cancelable purchase orders	4,045	—	—	—	4,045
	$4,431	$2,977	$2,785	$3,142	$13,335

Off-balance sheet transactions

As of November 1, 2008, we did not have any off-balance sheet arrangements.

Recent accounting pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the financial impact of FSP 157-2 on its financial position and results of operations.

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

Interest Rate Sensitivity:  As of November 1, 2008 and February 2, 2008, we held approximately $197.3 million and $275.7 million, respectively, of cash, cash equivalents, short-term marketable securities and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

As of November 1, 2008, we held approximately $43.0 million of investments, currently classified in our long-term marketable securities, with an interest rate reset by an auction feature, which are referred to as "ARS.”  In late February and March 2008, auctions failed for all of our ARS and there is no assurance that future auctions will succeed and as a result our ability to liquidate our investments and fully recover the carrying value of our marketable securities in the near term may be limited or not exist.  An auction failure means that the parties wishing to sell securities could not.  All of our ARS, including those subject to the failure, were rated AAA or Aaa at the time of purchase, the highest rating, by a rating agency.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these marketable securities.  We believe that the underlying credit quality of the assets backing our ARS have not been impacted by the reduced liquidity of these investments.  We are continuing to evaluate the credit quality, classification and valuation of our ARS; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement in principle for its clients holding ARS, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  We do not expect to incur any decline in carrying value associated with these ARS and have classified all ARS held at November 1, 2008 as long-term marketable securities consistent with their stated maturities which range from 30 to 40 years.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to the full par value of the ARS.  The interest charged on such loan would be equal to the amount of interest being paid by the issuers of the securities borrowed against.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

Our short-term marketable securities generally consist of U.S. government agency and high grade corporate debt securities with an average original maturity of less than one year.  Our long-term marketable securities generally consist of state and U.S. government agency and high grade corporate debt securities with an original maturity of more than one year, but no more than two years.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these short-term investments would not have a significant impact on our net income and cash flows.

Foreign Currency Exchange Rate Sensitivity:  The Hong Kong dollar, Canadian dollar and Euro are the primary financial currencies of our subsidiaries in Hong Kong, Canada and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain cash balances denominated in the Hong Kong dollar, Canadian dollar, Euro and Singapore dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at November 1, 2008 or February 2, 2008, the fair value of these foreign currency amounts would decline by an insignificant amount.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except (i) in second quarter of fiscal 2009, we upgraded our enterprise resource planning (ERP) system and (ii) as part of our ongoing internal control review procedures we have identified certain deficiencies in our internal control.  While we have not identified any material weaknesses to date, we are continuing to test our internal controls.  We expect to successfully remediate the deficiences identified to date.

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

Lawsuits related to our historical stock option granting practices

Certain current and former directors and officers of the Company were named as defendants in several shareholder derivative actions filed in the United States District Court for the Northern District of California, which were consolidated under the caption In re Sigma Designs, Inc. Derivative Litigation (the “Federal Action”) and in a substantially similar shareholder derivative action filed in the Superior Court for Santa Clara County, California captioned Korsinsky v. Tran, et al. (the “State Action”).

Plaintiffs in the Federal and State Actions alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1994 through 2005 and that certain defendants were unjustly enriched.  Plaintiffs in the Federal Action asserted derivative claims against the individual defendants based on alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder.  They also alleged that the individual defendants aided and abetted one another’s alleged breaches of fiduciary duty and violated California Corporations Code section 25402 and brought claims for an accounting and rescission.  In the State Action, plaintiffs also alleged that the individual defendants wasted corporate assets.  Both Actions sought to recover unspecified money damages, disgorgement of profits and benefits and equitable relief.  The Federal Action also sought treble damages, rescission of certain defendants’ option contracts, imposition of a constructive trust over executory option contracts and attorney’s fees.  The Company was named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company was sought.

In January 2007, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on its Board of Directors and had not demonstrated that such a demand would have been futile.  The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  Pursuant to a joint stipulation, plaintiffs filed an Amended Consolidated Shareholder Derivative Complaint (“Amended Complaint”) on August 13, 2007.  On September 19, 2007, the Company and the individual defendants each filed a motion to dismiss the Amended Complaint on the same grounds as their previous motions to dismiss.  Plaintiffs filed oppositions to the motions to dismiss on October 19, 2007.  Defendants filed replies in support of their motions to dismiss on November 5, 2007.  Thereafter, the parties reached an agreement to settle the action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement which, if approved, would result in the dismissal of both the Federal Action and the State Action.  On September 15, 2008, the Court entered an Order and Final Judgment approving the settlement and dismissing the Federal Action with prejudice.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  Pursuant to the settlement agreement, after the Order and Final Judgment approving the settlement was entered in the Federal Action, Plaintiff requested that the State Action be dismissed with prejudice.  The Court granted this request on September 22, 2008.  All amounts due under the settlement were accrued as of February 2, 2008 and paid during the third quarter.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) has initiated an informal inquiry into the Company’s stock option granting practices.  The SEC requested that the Company voluntarily produce documents relating to, among other things, its stock option practices.  The Company responded to the SEC's requests in July and August of 2006 and has received no further requests since that time.  While the Company has no reason to believe that the SEC inquiry is still active, the Company intends to continue cooperating with the SEC should the Company receive any additional requests.

In May 2007, the IRS began an employment tax audit for our fiscal 2004 and 2005.  We have also requested that fiscal 2006 be included in this audit cycle and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  We recently settled this IRS audit (including the year 2006), although we are still waiting to receive the notice of assessment resulting from such settlement for interest on the agreed tax and penalty amounts.  The settlement amounts were in alignment with the amounts previously provided for.  We have reported these IRS adjustments to the California Employment Development Department (“EDD”) and are communicating with the EDD in order to resolve the corresponding state tax, penalty and/or interest adjustments.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer could materially reduce our net revenue and adversely affect our results of operations.  We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenue for the foreseeable future.  We have no firm, long-term volume commitments from any of our major customers and we generally accept purchase commitments from our customers based upon their purchase orders.  Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties.  We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations and may experience cancellations in the future.  We may not be able to replace the cancelled, delayed or reduced purchase orders with new orders.  Any difficulty in the collection of receivables from key customers could also harm our business.

For the three months ended November 1, 2008, MTC Singapore, Cisco Systems and Netgem accounted for 17%, 12% and 11%, respectively, of our net revenue.  For the three months ended November 3, 2007, MTC Singapore, Uniquest and Macnica accounted for 29%, 22% and 14%, respectively, of our net revenue.

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

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.  We have recorded $1.8 million of inventory write-offs in the first three quarters of fiscal 2009.  Based on current demand forecast, we have in excess of five quarters of die bank of our part that is used to build our highest volume products, primarily our IPTV market and we believe we have sufficient forecasted demand.  Our failure to accurately manage inventory against demand would adversely affect our financial results.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for the substantial majority of our net revenue for the foreseeable future.  For the three months and nine months ended November 1, 2008, sales of our SoCs represented 98% and 99%, respectively, of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, Blu-ray and other media players, prosumer and industrial audio/video and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, have significantly declined in recent months, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal 2007, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our recent litigation and related inquiries, please see the section entitled "Legal Proceedings" under Part II, Item 1.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  While we have no reason to believe that the SEC inquiry is still active, we intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter.  We cannot give any assurance regarding the outcomes from regulatory proceedings or government enforcement actions relating to our past stock option practices.  The resolution of these matters could be time consuming, expensive and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

As of February 2, 2008, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined we had remediated the prior year’s material weaknesses and that our internal control over financial reporting was effective as of February 2, 2008.  However, prior to this we had ongoing material weaknesses in our internal control over financial reporting since the fiscal year ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted from ineffective internal controls over financial reporting for the year ended February 2, 2007.  In August 2007, we filed an amendment to our annual report on Form 10-K for fiscal 2007, in order to correct certain clerical errors in our financial statements and financial statement footnotes.  In connection with our ongoing internal control review procedures, we have identified certain deficiencies in our internal control over financial reporting.

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

We derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the three months and nine months ended November 1, 2008, we derived 92% and 94%, respectively, of our revenue from customers outside of North America.  We also have significant international operations, including a significant newly established operation in Singapore, research and development facilities in France and Canada and a sales office in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States laws or regulations applicable to us.  Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business results.

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

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008, net income of $4.7 million in the first fiscal quarter of 2009, net income of $9.6 million in the second fiscal quarter of 2009 and net income of $3.7 million in the third fiscal quarter of 2009.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2008, we may not continue to be profitable.  For example, our net income decreased from $35.3 million in the fourth quarter of 2008 to $4.7 million in the first quarter of fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve.  Such costs, which include investigation and defense, the diversion of our management’s attention and resources, and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our SoCs.  The smaller SoC size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continuing into the first three quarters of fiscal 2009, leading to liquidity issues and failed auctions in the ARS market.  If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at November 1, 2008 were ARS that we purchased for $43.0 million.  These securities have failed to trade at recent auctions due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that absent other solution to the limited market for our ARS, it will redeem all these securities at par value upon request after June 2010, there is a risk that their intention may not be achieved for reasons outside our control.

The recent global economic downturn could negatively affect our business, results of operations and financial condition.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products and other related matters. Consequently, demand for our products could be different from our expectations due to factors including:

•	changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence;

•	customer acceptance of our products and those of our competitors;

•	changes in customer order patterns including order cancellations; and

•	changes in the level of inventory our customers are willing to hold.

There could also be a number of secondary effects from the current uncertainty in global economic conditions, such as insolvency of suppliers resulting in product delays, an inability of our customers to obtain credit to finance purchasers of our products or a desire of our customers to delay payment to us for the purchase of our products.  The effects, including those mentioned above, of the current global economic environment could negatively impact our business, results of operations and financial condition.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  We recently announced a share repurchase program under which our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock.  In the nine months ended November 1, 2008, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  Although we are not obligated to repurchase any additional shares under this share repurchase program, to the extent we elect to repurchase shares or to the extent we have already spent our cash resources, the amount of cash we used or may use could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, ramp up, and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown; and

•	continuing impact and expenses related to our stock option review and its resolution.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $73.00 on December 10, 2007 to a low of $6.93 on November 21, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

On February 26, 2008, our Board of Directors approved a share repurchase program that authorized the repurchase of up to 2.0 million shares of our common stock.  On March 18, 2008, our Board of Directors amended the current program and increased the aggregate number of authorized shares by 3.0 million.  This share repurchase program shall expire in a year from the date of adoption.  As of November 1, 2008, 0.8 million authorized shares remained available for repurchase.  We did not repurchase any shares under this repurchase program for the three months ended November 1, 2008.

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
Date: December 11, 2008
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