Form 10-K
period 2009-01-31
SIGMA DESIGNS INC
filed 2009-04-02
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 31, 2009

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

Large accelerated filer  ☐           Accelerated filer  ☒           Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐               No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $433,890,122 based on the closing sale price of $17.21 per share on that date.  Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,604,647 shares of the Registrant’s Common Stock outstanding on March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Shareholders to be filed on or before May 29, 2009.

Sigma Designs, Inc.
2009 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our,” “our company,” “Sigma” or “the Company.”

This Form 10-K for the year ended January 31, 2009 contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

•	anticipated trends and challenges in our business and the markets in which we operate;

•	our expectations regarding our expenses and international sales;

•	plans for future products and services and for enhancements of existing products and services;

•	our plans relating to the VXP image processing and Z-wave technology that we recently acquired;

•	our research and development;

•	our ability to retain and attract employees;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	our anticipated growth strategies;

•	our intellectual property;

•	our ability to attract customers; and

•	sources of new revenue.

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

PART I

ITEM 1.          BUSINESS

Overview

We are a leading fabless provider of highly integrated circuits including system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four distinct technologies that we market as separate product lines: media processors, VXP video image processing, Ultra-wideband devices and Z-wave devices.  Each of these technologies also contributes to our fully integrated SoC offerings.

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including internet protocol TV, or IPTV, connected media player, high definition TVs, or HDTVs, and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a central processing unit, or CPU, and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation from which they can quickly develop feature-rich consumer entertainment products.

Our VXP video image processing product line provides a high performance silicon solution that enables studio-quality video output for professional and prosumer applications, such as audio video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.

Our Ultra-wideband, or UWB, devices product line provides a high bandwidth radio frequency, or RF, communication solution, based on the WiMedia standard, to enable home networking and connectivity of high definition video signals using wireless and coax mediums.

Our Z-wave devices product line provides a low-bitrate, low-power, low-cost RF communication solution that provides for ubiquitous home control of security, monitoring, and automation, or SMA.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped.  For set-top boxes in the IPTV market, we believe we are currently the only provider qualified to ship digital media processor SoCs based on the Microsoft IPTV platform.  Our SoC solutions are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally, including carriers in Asia, Europe and North America, such as AT&T, British Telecom, Deutsche Telekom and Freebox.  We work closely with these carriers and set-top box providers, as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.  Our media processor products are also used by consumer electronics providers, such as D-Link, Netgear, Panasonic, Pioneer, Sharp, Sony and Toshiba, in applications such as Blu-ray DVD players, HDTVs and portable media players.  Our VXP products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony and Panasonic.  Our UWB and Z-wave devices product lines target emerging markets and, while they are in production now, we have not yet experienced significant orders from our customers.

We have been providing video and audio solutions for over 15 years.  We began volume shipments in January 2006 of our SMP8630 series, our fourth generation SoC solution serving the IPTV, connected media player and HDTV markets and began initial shipments of our next generation SMP8650 series in January 2009.

We were incorporated in California in January 1982.  Our principal offices are located at 1778 McCarthy Blvd, Milpitas, California 95035, and our telephone number at that location is (408) 262-9003.  Our website is located at www.sigmadesigns.com; however, the information in, or that can be accessed through, our website is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov.  For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330, send an electronic message to SEC at publicinfo@sec.gov or by sending a fax to 1-202-777-1027.

Industry Background

The growth of the Internet, proliferation of rich multimedia content, advances in communications infrastructure, digital video and audio compression technologies and improvements in television displays have resulted in significant demand for the applications that we primarily target, which are IPTV, connected media player and HDTVs.

The IPTV market consists of consumer and commercial products that receive and distribute streaming video using IP.  IPTV is emerging as an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  The key challenge faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure is limited bandwidth.  This challenge is addressed by advancing video compression technologies along with advancing high speed communication technologies, which together bridge the gap required to deliver home high definition video service throughout the home.  Currently, IPTV set-top boxes use one of two platforms based on software developed by either Microsoft or various Linux providers, each of which offers certain advantages and disadvantages.

The connected media player market consists of Blu-ray players, digital media adapters and portable players.  Now that the Blu-ray format has become the standard technology used for high definition DVD players, Blu-ray DVD players are becoming increasingly popular among consumers.  This is driven primarily by the superior video and audio quality they provide relative to standard definition DVD players, the increasing availability of high definition prerecorded content, the proliferation of HDTVs enabling display of this content and the steadily declining prices of the Blu-ray DVD players and the HDTVs themselves.  We believe the demand for digital media adapters is continuing to gradually increase as these products are becoming easier for consumers to use and increased bandwidth within homes facilitates movie downloading.  Portable players remain popular in selected foreign markets, but have yet to gain popularity in the U.S.

The proliferation of HDTVs is being driven by consumer demand for higher quality video, increasing availability of higher definition content, improved television displays, declining prices and various mandates to shift from analog to digital broadcast worldwide.  This is creating an opportunity for SoC suppliers to provide technology that enables consumers to enjoy multi-format content on their HDTVs, including content from the Internet, stored video sources and Blu-ray players.

In addition to the growing popularity of HDTVs with consumers, we believe demand for improved video image processing continues to increase from both industrial customers and consumers focused on high-end products, or prosumers.  These industrial and prosumer customers are increasingly expecting high-definition content that looks perfect, DVD content that looks like high-definition, and online content that looks as enjoyable as possible.  As a result, we believe standalone and integrated video image processors are likely to be incorporated into an increasing number of video-centric products over time.

As consumers begin to demand more from their viewing experience, we believe the ability to deliver these technologies within the home will be critical to a successful solution.  Ultra-wideband technology is one of several competing wireless technologies designed to distribute high definition video and audio throughout the home.  We believe eventually that consumers will demand wireless functionality for high-end applications, such as high definition content made available to essentially all locations within the home via high speed two-way communications.

The home control and automation market continues to experience increasing consumer awareness and adoption, although current worldwide penetration rates remain low.  Much of the early adoption for this technology has come from usage in new home construction.  We believe potential deployment by an increasing number of larger system integrators and service providers in the future could drive a broader cycle of adoption.  The functionality provided by the low frequency, low power solutions in this market can offer consumers cost efficient ways to monitor and conserve energy usage, protect homes from theft and damage and improve the convenience of performing certain household activities.

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

Our Solutions

We provide SoC solutions that consist of highly integrated semiconductors and a rich suite of software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  Our real-time software is readily customizable by our customers and is interoperable with multiple standard operating systems.  As a result, we believe our SoC solutions enable consumer multimedia devices to be quickly brought to market.  We believe IPTV set-top box and connected media player designers and consumer device manufacturers select our SoC solutions because of the compelling nature of their performance and ease of integration.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and cost.

We believe our SoCs have been able to deliver industry-leading performance in video decoding, graphics acceleration and audio decoding, which allows our customers to offer consumers a high-quality viewing experience.  We surround this media processing functionality with a robust security management solution, an on-chip CPU, a high-speed memory interface and complementary system peripherals.  Our VXP line of video image processors complements this core capability with studio-quality video.  Currently, these devices can be used by our customers as either stand alone products or in combination with products that we sell into our other target markets, such as our SoCs for IPTV, connected media players and HDTV.  We plan to integrate our VXP technology into our other SoCs designed primarily for other target markets.  This SoC architecture with memory components establishes a complete hardware development platform for our target applications.  We also offer a suite of real-time software that reduces the complexity of our SoC architecture and enables our customers to quickly design consumer multimedia devices.  Our software includes an industry standard operating system, embedded software tools and development kits that enable our customers to easily port their software to run on our processors.

Our UWB products are designed to provide connectivity solutions between high definition video and audio sources, respectively, and HDTVs and speakers.  We believe these connectivity solutions give consumers additional connection choices with greater flexibility, and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations.  Our Z-Wave products are designed to offer consumers advanced automation and control functionality, such as energy management, security and environmental monitoring, within new and existing homes.

Our Strengths

We have internally developed the core technologies, expertise and capabilities necessary to provide a complete digital media processing SoC solution.  We believe we have the following strengths:

•
Strong Position within IPTV and Connected Media Player Markets.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market and a high quality provider of such SoCs in the connected media player market, in terms of units shipped.  For set-top boxes in the IPTV market, we believe we are currently the only provider qualified to ship digital media processing solutions based on the Microsoft IPTV platform.  We have built this position, in part, by being one of the first multimedia processing semiconductor providers to work extensively with IPTV set-top box manufacturers as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Through this process, we have gained valuable insight into the challenges of our customers and such carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven digital media processing solutions that our competitors cannot easily replicate.

•
Highly Integrated SoC Leveraged Across Multiple Consumer Applications.  We have developed a proprietary SoC architecture that allows us to integrate high-performance digital video and audio decoding and graphics processing with security management, memory control, a CPU and complementary peripheral interfaces.  Our SoCs can replace a number of single function semiconductors, which significantly improves performance and lowers power consumption and cost to our customers.  Furthermore, all of these functions can be performed synchronously at high processing speeds, typically up to 200 Megahertz.  Our ability to integrate these multiple functions into a single, high-speed semiconductor allows us to satisfy many different consumer multimedia entertainment applications with the same hardware platform.

•
Differentiated Software Development Capabilities.  As a result of our 15 years of experience in delivering video and audio solutions, we have developed expertise in real-time software that synchronizes and controls the playback of video and audio from a variety of sources.  This software translates the complex silicon architecture of our SoCs into a much simpler application programming interface.  Using this interface, our customers are able to program under industry standard operating systems, enabling them to easily customize our solutions and reduce their time to market.  The majority of our engineering personnel are dedicated to software development.

•
Multi-Standard Functionality.  Our SoC solutions are designed to support multiple industry standards that are used in the consumer applications we target.  For example, there are over a dozen different video and audio standards used in current consumer applications, including video standards, such as H.264, MPEG-4, MPEG-2, MPEG-1 and WMV9, and audio standards, such as Dolby, DTS and MP3.  Beyond this, there are a range of digital rights management security standards such as AES, RSA and MSDRM.  Additionally, there are two primary operating systems, Microsoft Windows CE and Linux, that each has its own middleware standards.  We support all of these standards.

•
Breadth and Depth of Relationships within the IPTV Ecosystem.  In order to provide a complete system-level solution for the IPTV market, we have developed strong relationships with industry leaders that form the ecosystem required to deliver an end-to-end solution, from content creation to content display.  The IPTV ecosystem consists of providers of middleware, encoders and security solutions.  For middleware and server software, interoperability with products provided by Alcatel, Microsoft and Siemens, among others, is required.  For encoders, providers such as Harmonic, Tandberg and Modulus Video (now part of Motorola) must design products that operate compatibly with digital media processors such as ours.  For security solutions, there are also a range of providers, including Microsoft, Nagra and NDS.  Our strong position in the IPTV market has enabled us to develop and maintain relationships with these providers and offer solutions that are interoperable with their products.

Our Strategy

Our objective is to be the leading provider of digital media processing SoCs for multiple consumer applications.  To achieve this objective, we expect to continue to pursue the following strategies:

•
Extend our Leadership Position in the IPTV Market.  We have achieved a significant share in the IPTV market by providing our customers with highly integrated digital media processor SoCs that are readily customizable.  In addition, our solutions work effectively across different platforms and standards in this market.  Furthermore, we intend to target some of the largest cable Multiple System Operators as a part of their anticipated technology transition to tru2way and IPTV delivery.  Tru2way is a trademark of CableLabs, which is used to describe the delivery of interactive digital cable services over the cable video network.  We intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in this end market in order to maintain our high market share in the IPTV market as well as extend our product strengths into the next generation of set top boxes for the cable industry.

•
Enhance our Software Development Advantage.  We believe our software provides a suite of capabilities that are not currently available from our competitors.  Our software is integrated and embedded into our customers' products during their product design stage.  As a result, once we are designed into our customers' product, we believe it is difficult for our competitors to displace us.  We intend to leverage our software development capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high-performance software development.

•
Increase Penetration in HDTVs.  We have successfully penetrated high-end HDTVs that, as a key feature, enable Internet connectivity and wired or wireless networking with media centers and other consumer electronics devices.  Our SoC solutions incorporate software that enables the interoperability of HDTVs with standards such as Intel's Viiv, Microsoft's Media Center Extender and the Digital Living Network Alliance.  We believe our software, which fully supports the various standards and technologies required to provide Internet connectivity and networking functionality, differentiates us from our competitors.  We intend to leverage our semiconductor and software expertise to develop additional SoC solutions targeted specifically towards HDTVs such that we are able to increase our penetration in the HDTV market as a whole.

•
Expand into Complementary Technologies and Products.  We will continue to evaluate opportunities to expand, whether through acquisition or internal development, into technologies and products that are complementary to the applications we target.  In December 2008, we acquired Zensys Holdings Corporation, a privately held company that developed the Z-wave brand of RF devices that have demonstrated significant penetration into the home control market.  We believe that the Z-wave home control products will enable us to offer another layer to our value proposition to telecommunications and cable operators, thus helping us to differentiate our complete solution as competition in the marketplace increases.  In February 2008, we acquired certain assets of the VXP Group from Gennum Corporation.  We intend to leverage the VXP image processing technology and skilled VXP design team to expand into the professional video market and add broadcast studio quality capability to our product offerings for high-volume consumer applications in set-top boxes for IPTV, connected media player and HDTVs.  In 2006, we acquired Blue7, a developer of advanced UWB technologies, in order to extend our product offerings into wireless solutions for the home entertainment environment.  We believe that the combination of wireless communication technologies with our existing media processing SoC solutions will enable us to increase the value we deliver to our customers.

•
Leverage Existing Partner and Customer Relationships.  We have developed partnerships with standards and platform defining entities like Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many IPTV set-top box and connected media player designers and consumer device manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customer’s product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Our Products

We offer semiconductors along with real-time software that together enable digital media processing solutions for consumer entertainment products.  We believe our line of digital media processor SoCs features industry leading performance and video/audio quality.  We complement our semiconductors with a suite of real-time software that enables synchronous processing of video, audio and graphics streams for a wide range of applications.  Our software is currently available under Microsoft WinCE and Linux operating systems with support for applications such as IP video streaming, video-on-demand, DVD navigation, personal-video-recording, multi-window video and terrestrial broadcast reception.  In addition, we provide reference platforms designed around our silicon and software as a convenient basis for customer development.

The following table sets forth the key performance features of, and target applications for, selected SoCs in our suite of products:

Product Series	Key Performance Features	Target Applications

SMP8650 High performance, fully integrated SoC - our second generation secure digital media processor aimed at the IPTV and set-top box market.	•	High-definition multi-stream video decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2	• IPTV set-top box • Cable set-top box • Digital media adapters

	•	Secure media processing with a wide variety of Digital Rights Management (DRM) and Conditional Access (CA)

	•	Programmable audio decoding with support for all audio formats

	•	High performance 2D graphics acceleration with alpha blending and scaling

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Increased CPU performance (500 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC)

SMP8640 High performance, fully integrated SoC - our second generation secure digital media processor aimed at the Blu-ray and set-top box market.	•	High-definition multi-stream video decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2	• IPTV set-top box • Cable set-top box • Blu-ray players/recorders

	•	Secure media processing with a wide variety of Digital Rights Management (DRM) and Conditional Access (CA)

	•	Programmable audio decoding with support for all audio formats

	•	High performance 2D graphics acceleration with alpha blending and scaling

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Increased CPU performance (667 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC, SD Card)

SMP8630 High definition, fully integrated, secure digital media processor SoC—our leading product for IPTV and Blu-ray player markets	•	High-definition multi-stream video decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2	• IPTV set-top box • Blu-ray players/recorders • HDTV

	•	Secure media processing with a wide variety of Digital Rights Management (DRM) and Conditional Access (CA)

	•	Programmable audio decoding with support for all audio formats

	•	High performance 2D graphics acceleration with alpha blending and scaling

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Integrated high performance CPU and system connectivity interfaces (Ethernet, USB, IDE, IR, IIC)

Product Series	Key Performance Features	Target Applications

EM8620L High definition digital media processor SoC—our mid-range product for multi-format applications	•	High-definition decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2	• IPTV set-top box • Digital media adapters • HDTV

	•	Selected DRM decryption support

	•	Programmable audio decoding with support for all formats

	•	2D graphics acceleration with alpha-blending and scaling

	•	Display output control including de-interlacing and NTSC/PAL

	•	Integrated CPU, Ethernet, and IDE

CoAir® UWB dual chip solution—for A/V streaming over ethernet and coax cable, currently in customer sampling phase	•	Based on the WiMedia® Alliance Multi-band OFDM (MBOA) PHY v1.1 and MAC v1.0 Specifications and is comprised of two devices: CoAir® RF IC (B7CW101) and CoAir® Baseband IC (B7CC401)	• IPTV set-top box • Blu-ray players/recorders • HDTV • Digital media adapters • PCs and peripherals

	•	Enables adding high-speed wireless, Ethernet, and coax access to the next generation of consumer electronics products

Windeo® UWB dual chip solution—for high bandwidth cable replacement applications, currently in customer sampling phase	•	Based on the WiMedia® Alliance Multi-band OFDM (MBOA) PHY v1.1 and MAC v1.0 Specifications and is comprised of two devices: Windeo® RF IC (B7CW101) and Windeo® Baseband IC (B7CW201)	• IPTV set-top box • Blu-ray players/recorders • HDTV • Digital media adapters • PCs and peripherals

	•	Enables adding high-speed wireless access to the next generation of consumer electronics products

GF9450 VXP® Studio broadcast quality 12 bit or 10 bit dual input and single or dual output image processor aimed at high end and professional markets.	•	Provides VXP® Visual Excellence image processing for up to 2k x 2k dual images with full processing on both image inputs and full picture in picture capability and for up to 4k x 2k single images	• High end HDTVs • Home Theatre • AV Receivers • Broadcast • Video Conferencing • Medical Monitors • Digital Cinema

	•	High quality motion and speed adaptive de-interlacing for progressive displays

	•	Advanced film mode detection and compensation

	•	Adaptive 2D and 3D noise reduction

	•	Compression artifact reduction for both Mosquito noise and block artifacts

	•	Adaptive detail enhancement with separate texture enhancement and control

	•	Adaptive contrast enhancement

	•	Frame rate conversion with full support for GENLOCK and frame-lock operation

	•	Comprehensive video and graphics standards support with automatic detection and adaptation

ZW0301 Z-wave single-chip Wireless controller	•	Enables adding Z-Wave® control and status capabilities to RF remote controls, set-top boxes, CE products, and home automation, home security monitoring and home energy management products.	• RF remote control • Home automation • Home security • Home monitoring • Home energy management

	•	Wireless mesh technology eliminates RF dead spots in the home

	•	Low power consumption for long battery life

	•	Seamless interoperability between multiple vendors and applications

	•	Integration of home, entertainment, security and energy management control

Our SoCs accounted for 99%, 98% and 95% of our net revenue for fiscal 2009, 2008 and 2007, respectively.

The VXP9450 and Z-Wave product series were added to our product suite as a result of the VXP and Zensys acquisitions completed in February 2008 and December 2008, respectively.

Complementing our semiconductor platforms, the following software elements perform the essential control and processing functions that are common to most consumer entertainment devices:

•
Multimedia Library:    This software forms the basis of the on-chip media processing control of our SoCs and is essential to the operation of our SoCs.  We provide this software in the form of a large suite of interactive library functions that together create the real-time control center for all video, graphics and audio activities.  It performs the following primary functions: video decoding, graphics acceleration, display output, audio decoding, transport demultiplexing and sample playback applications.

•
Security Management:    This software is designed to protect the application that incorporates our SoC and the digital content processed through the application from external attack.  It includes the following features: an XOS operating system that boots the system, controls the separate secure CPU, and provides a secure programming environment and X-task (security function) source code samples and tools to build customized security procedures, as well as sample keys and certificates.

•
Porting Adaptations:    This software is ported to one of our SoCs from a customer's general operating system and represents the customer's development environment.  It includes the following elements: operating system kernel, peripheral hardware drivers, such as Ethernet, USB and IDE and a bootloader that contains system initialization and related utilities.

These software elements, used with our hardware reference design boards, are packaged into the following application specific development kits for each of our target markets:

•	MicrosoftTV set-top box kit;

•	Linux-based IPTV set-top box kit;

•	Connected media player kit;

•	Digital media adapter kit;

•	Microsoft WinCE general development kit;

•	HDTV television kit; and

•	Portable media device kit.

As legacy products, we also offer a series of PC-based solutions, under the NetStream and REALmagic Xcard brand names, that are sold into the commercial streaming and PC add-in markets, respectively.

Customers

We sell our products principally to designers and manufacturers and to distributors who, in turn, sell to manufacturers.  Typically, when we sell to distributors, they typically have already received an order for our products directly from a manufacturer.  Our sales to our customers are typically accomplished on a purchase order basis.

For the year ended January 31, 2009, MTC Singapore and Cisco Systems, Inc. accounted for 21% and 22%, respectively, of our net revenue.  For fiscal 2008, MTC Singapore, Uniquest and Macnica accounted for 23%, 19% and 12%, respectively, of our net revenue.  For fiscal 2007, Freebox and Uniquest accounted for 20% and 17%, respectively, of our net revenue.  Our distributor customers, such as Macnica and Uniquest, in turn sell our products to multiple designers and manufacturers that produce our target applications devices.

A substantial portion of our product shipments are to customers outside of North America.  In fiscal 2009, 2008 and 2007, billings to customers outside of North America accounted for 94%, 95% and 89% of our net revenue, respectively.  Revenue from our customers in Asia accounted for 56%, 69% and 53% of our net revenue in fiscal 2009, 2008 and 2007, respectively.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world.  Members of our direct sales force are based in the United States, Hong Kong and Singapore.  Our sales are also supported by representatives, resellers and distributors in other key markets such as China, Japan and Korea.

Our sales cycle typically ranges from nine to eighteen months, but may last longer, and depends on a number of factors, including the technical capabilities of the customer, the customer's need for customization of our SoCs and the customer's evaluation and qualification process.  We generally plan the fabrication of our products based on customer forecasts.

For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and twelve weeks before our scheduled delivery dates and not subject to rescheduling within four weeks of scheduled delivery dates.

Competition

The market for digital media processors is highly competitive and is characterized by rapid technological change, evolving standards and decreasing average selling prices per unit.  We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, industry standards compatibility, software functionality, price, and marketing and distribution resources.

We believe our primary competitors include Broadcom, Conexant Systems, Mediatek, NEC, NXP Semiconductors, Panasonic, RealTek, and ST Microelectronics for our media processors; Amimon, SiBeam and Entropic for our UWB products; Zigbee for our Z-wave products; and Silicon Optix for our VXP products.  Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products.  We believe that other manufacturers are developing products that will compete directly with our products in the near future.

Research and Development

We focus our development efforts primarily on three areas: video/audio decoder technologies, secure media processing and fully integrated SoC solutions.  To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression, as well as wireless connectivity.  We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

We have invested, and expect that we will continue to invest, substantial resources to research and development of performance enhancements, cost reductions and additional features for future generations of Motion Picture Expert Group, or MPEG and other multimedia technologies.  During fiscal 2009, 2008 and 2007, our research and development expenses were $43.6 million, $31.4 million and $22.5 million, respectively.

We have assembled a large team of experienced engineers and technologists.  As of January 31, 2009, we had 216 research and development employees.  These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees, to protect our proprietary technologies and processes.

As of January 31, 2009, we held 68 issued patents and we had 32 patent applications pending for our technology.  The termination dates of these patents range from five to eighteen years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents will provide adequate protection for our competitive position.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

Manufacturing

We are a fabless semiconductor company and we do not own or operate a fabrication, packaging or testing facility.  We depend on third-party vendors to manufacture, package and test our products.  By outsourcing manufacturing, we are able to avoid the costs associated with owning and operating our own manufacturing facility.  This allows us to focus our efforts on the design and marketing of our products.

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to fulfill substantially all of our semiconductor manufacturing needs, including SoC manufacturing.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price.  Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.

Assembly and test

Once our products have been manufactured, we have them packaged and tested.  Our products are shipped from TSMC and our other third-party manufacturers to sort, assembly and test facilities where they are assembled into finished semiconductor packages and tested.  We outsource all packaging and testing of our products to third-party assembly and test facilities, primarily to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan.  Our products are designed to use low-cost, standard packages and to be tested with widely available test equipment.

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service to ensure customer satisfaction.  We also rely on in-depth simulation studies, design review and verification during our design phase, bench testing to perform design validation, product reliability qualification to verify the product’s quality and manufacturing testing when the products are in production.  To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  Both TSMC and ASE have been awarded ISO 9000 certificates.

Backlog

The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines and the introduction of any new lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of January 31, 2009, we had 326 full-time employees worldwide, including 216 in research and development, 43 in sales and marketing, 19 in operations and quality assurance, and 48 in finance and administration.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 1, 2009:

Name	Age	Position
Thinh Q. Tran	55	Chairman of the Board, President and Chief Executive Officer

Thomas E. Gay III	60	Chief Financial Officer and Secretary

David Lynch	53	Senior Vice President of Sales and Marketing

Jacques Martinella	53	Vice President of Engineering

Kenneth Lowe	53	Vice President of Strategic Marketing

Mr. Tran, one of our founders, has served as our President and Chief Executive Officer and as Chairman of our Board of Directors since February 1982.  Prior to joining us, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

Mr. Gay has served as our Chief Financial Officer and Secretary since June 2007.  From May 1998 to May 2007, Mr. Gay served as the Vice President of Finance and Administration and Chief Financial Officer of Catalyst Semiconductor, Inc., a memory and analog/mixed-signal semiconductor company.  Prior to joining Catalyst Semiconductor, Inc., Mr. Gay held positions at Wireless Access, Inc., a communications device manufacturing company, where he was Controller, and Sanmina Corporation, a contract manufacturer, where he was the Corporate Controller.

Mr. Lynch has served as our Senior Vice President of Sales and Marketing since September 2008, after joining us as Vice President and General Manager of our VXP Division in February 2008.  Prior to this, Mr. Lynch worked at Gennum Corporation, a semiconductor company, as Senior Vice President and General Manager of Image Processing from August 2007 to February 2008,  Senior Vice President and General Manager of the Video Products Division from February 2004 to August 2007 with the additional role of Chief Technology Officer added in January 2007,  VP and General Manager of Video Products Division from June 2000 to February 2004 and Vice President of Research and Development from April 1994 to June 2000.  From 1978 to 1994, Mr. Lynch worked for the semiconductor design group in Bell Northern Research in a variety of senior engineering management and staff positions.

Mr. Martinella has served as our Vice President of Engineering since December 1995.  Prior to his current position Mr. Martinella served as our Director of VLSI Engineering beginning in May 1994 when he joined us.  From June 1990 to April 1994, Mr. Martinella served in engineering and management positions at Weitek, a microchip manufacturer.  In addition, Mr. Martinella was an engineer at National Semiconductor, a semiconductor manufacturer, from June 1982 to June 1990.

Mr. Lowe has served as our Vice President of Strategic Marketing since December 2000.  He joined us in May 2000 as our Vice President of Marketing.  From August 1998 to May 2000, Mr. Lowe served as the Director of Multimedia Marketing for Cadence Design Systems, a design automation software company.  From 1996 to 1998, Mr. Lowe served as the Vice President of Marketing for Chrontel, Inc., a digital video semiconductor company.  Prior to 1996, Mr. Lowe held various marketing management positions at Sierra Semiconductor, Dataquest, Personal CAD Systems, Performix and Gould-Biomation.  In the late 1980's, Mr. Lowe served as our Product Marketing Director.

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

Risks Related to Our Business and Our Industry

If we do not successfully anticipate market needs and develop products and product enhancements in a timely manner that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenue will suffer.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and connected media player markets, to seek additional suppliers of SoCs for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

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

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product.  Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor.  As a result, if we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source, which usually means we would only be able to sell a limited amount of product to them.  Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs, and they can choose at any time to stop using our products, for example, if their own products are not commercially successful.  This may cause us to be unable to recoup our investments in the development of our products and cause our revenue to decline.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of time working with our customers to allocate a limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2009, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2009, we derived 94% of our revenue from customers outside of North America.  We also have significant international operations, including a significant newly established operation in Singapore, research and development facilities in France, Canada and Denmark and a sales and distribution facility in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirement, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

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

For fiscal 2009, MTC Singapore and Cisco accounted for 21% and 22%, respectively, of our net revenue.  For fiscal 2008, MTC Singapore, Uniquest and Macnica accounted for 23%, 19% and 12%, respectively, of our net revenue.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our net revenue and operating results depend upon the volume and timing of customer orders received during a given period and the percentage of each order that we are able to ship and recognize as net revenue during each period.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  For example, we experienced declines in orders from certain significant customers in the first two quarters of fiscal 2009 compared to the third and fourth quarters of fiscal 2008.  Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from significant customers, would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter, we may not be able to ship products to fill those orders during the same period in which we received the corresponding order which could have an adverse impact on our operating results for that period.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 31, 2009, we held 68 patents and these patents will expire within the next five to eighteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, connected media player, prosumer and industrial audio/video and HDTVs.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined in recent months, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss in fiscal 2006, and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008 and net income of $26.4 million in fiscal 2009.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2009, we may not continue to be profitable.  For example, our net income decreased from $70.2 million in fiscal 2008 to $26.4 million in fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage, in acquisitions of other businesses and technologies, which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, we completed the acquisition of Zensys Holding Corporation in December 2008, the acquisition of certain assets and 44 new employees from the VXP Group of Gennum Corporation in February 2008 and the acquisition of Blue7 Communications, or Blue7, in February 2006.  In the future, we may not be able to acquire, or successfully identify, companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations.  In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future.

We may experience difficulties in integrating acquired businesses.  Integrating acquired businesses involves a number of risks, including:

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

There could also be a number of secondary effects from the current uncertainty in global economic conditions, such as insolvency of suppliers resulting in product delays, an inability of our customers to obtain credit to finance purchases of our products or a desire of our customers to delay payment to us for the purchase of our products.  The effects, including those mentioned above, of the current global economic environment could negatively impact our business, results of operations and financial condition.

Our business may become subject to seasonality, which may cause our revenue to fluctuate.

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our semiconductor products into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced seasonality to date in sales of our products, due to the overall growth in demand for our semiconductor products, we may, in the future, experience lower sales in our first fiscal quarter and higher sales in our second fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets into which we sell our products.  As a result, our operating results may vary significantly from quarter to quarter.

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

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our SoCs and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

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

During fiscal 2009, we established a foreign operating subsidiary in Singapore.  We anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity related difficulties.  The short-term funding markets experienced credit issues during the second half of fiscal 2008 and continuing into fiscal 2009 and fiscal 2010 to-date, leading to liquidity issues and failed auctions in the auction rate securities (“ARS”) market.  If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at January 31, 2009 were ARS that we purchased for their par value, $43.0 million.  Subsequent to February 2008, all auctions involving ARS have failed due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that absent other solutions to the limited market for our ARS, it will redeem all these securities at par value upon our request after June 2010, there is a risk that their intention may not be achieved for reasons outside our control.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  In fiscal 2009, we announced a share repurchase program under which our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  The amount of cash we used for these repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We reported material weaknesses in our controls over financial reporting in fiscal 2005 through 2007.  If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

As of January 31, 2009, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined that our internal control over financial reporting was effective as of January 31, 2009.  However, prior to last fiscal year, we had ongoing material weaknesses in our internal control over financial reporting since the fiscal year ended January 31, 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted from ineffective internal controls over financial reporting for the year ended February 2, 2007.  In connection with our ongoing internal control review procedures, we identified certain deficiencies in our internal control over financial reporting.

Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline.  We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.  If we identify any material weaknesses in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected.  In addition, if we cannot maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the related restatement of our historical financial statements, which we completed in connection with the audit of our financial statements for fiscal 2007, exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  For more information regarding our recent litigation and related inquiries, please see the section entitled "Legal Proceedings" under Part I, Item 3.  We have provided the results of our internal review and investigation of our stock option practices to the SEC, and in that regard we have responded to informal requests for documents and additional information.  While we do not believe that the SEC inquiry is still active, we intend to continue to cooperate with the SEC and any other governmental agency that may become involved in this matter.  We cannot give any assurance regarding the outcomes from regulatory proceedings or government enforcement actions relating to our past stock option practices.  These matters could be time consuming, expensive and may distract management from the conduct of our business.  Furthermore, if we are subject to adverse findings in regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $49.62 on February 4, 2008 to a low of $6.93 on November 21, 2008 during fiscal 2009.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2012.  We also lease facilities for a sales office in Singapore and a warehouse and sales office in Hong Kong.  Additionally, we lease facilities for research and development in France, Canada and Denmark.

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

On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement which, when approved, resulted in the dismissal of both the Federal Action and the State Action.  On September 15, 2008, the Court entered an Order and Final Judgment approving the settlement and dismissing the Federal Action with prejudice.  Pursuant to the settlement agreement, after the Order and Final Judgment approving the settlement was entered in the Federal Action, Plaintiff requested that the State Action be dismissed with prejudice.  The Court granted this request on September 22, 2008.  All amounts due under the settlement were accrued as of February 2, 2008 and paid during the third quarter of fiscal 2009.

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

In May 2007, the IRS began an employment tax audit for calendar years 2004 and 2005.  The Company requested that calendar year 2006 also be included in this audit cycle, and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to its granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company recently settled this IRS employment tax audit.  The Company paid the amounts due to the IRS pursuant to that settlement in fiscal 2009.  The Company has also reported these IRS adjustments to the California Employment Development Department and has recently reached a settlement of the corresponding state tax and interest adjustments.  The Company paid the State tax amounts due under the settlement in March 2009, which were previously accrued.  The Company does not expect that any further tax amounts will be due under either settlement.

In August 2007, the IRS began an income tax audit of fiscal 2005.  This audit was concluded in fiscal 2009 and did not result in a material financial impact to our operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote by our shareholders during the fourth quarter of our fiscal year ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select under the trading symbol “SIGM”.  The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First fiscal quarter	$49.62	$15.31	$32.57	$23.12
Second fiscal quarter	26.10	13.57	34.00	24.15
Third fiscal quarter	20.60	8.81	60.65	29.30
Fourth fiscal quarter	11.85	6.93	73.00	35.00

As of March 13, 2009, we had approximately 176 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2.0 million shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The share repurchase program had a one-year term, and thus, terminated on March 17, 2009.  We purchased a cumulative total of approximately 4.2 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $85.9 million at an average price of $20.50 per share.  We did not repurchase any shares under this program for the quarter ended January 31, 2009.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, and the consolidated balance sheets data as of January 31, 2009 and February 2, 2008 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 28, 2006 and January 29, 2005 and the consolidated balance sheets data as of February 3, 2007, January 28, 2006 and January 29, 2005 are derived from consolidated financial statements which are not included herein.

Reclassifications have been made to prior year balances to conform to the current year presentation.  For a complete description of matters affecting the results in the tables below, see Note 1 to the “Notes to Consolidated Financial Statements” in Item 8.

	Fiscal Years Ended
(In thousands, except per share data)	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Net revenue	$209,160	$221,206	$91,218	$33,320	$31,398
Income (loss) from operations	25,619	57,301	5,857	(4,569)	(356)
Net income (loss)	26,423	70,209	6,244	(1,561)	(125)
Basic net income (loss) per share	$0.98	$2.73	$0.28	$(0.07)	$(0.01)
Diluted net income (loss) per share	$0.95	$2.46	$0.24	$(0.07)	$(0.01)

(In thousands)	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Consolidated Balance Sheets Data:					(Unaudited)
Working capital	$175,329	$263,178	$38,784	$27,826	$22,303
Total assets	330,947	379,466	76,084	40,357	35,553
Total shareholders' equity	305,250	345,592	52,972	30,677	27,781

The following table presents details of the total share-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations data above (in thousands):

	Fiscal Years Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Supplemental Data on Share-based Compensation
Expense:
Cost of revenue	$359	$559	$380	$84	$101
Research and development	5,294	3,577	2,815	650	595
Selling and marketing	2,115	1,005	825	353	344
General and administrative	4,905	2,068	1,246	495	436
	$12,673	$7,209	$5,266	$1,582	$1,476

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four distinct technologies that we market as separate product lines: media processors, VXP video image processing, Ultra-wideband devices and Z-wave devices.  Each of these technologies also contributes to our fully integrated SoC offerings.  We target five primary markets: IPTV, connected media players, prosumer and industrial audio/video, HDTV and wireless.

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content, including internet protocol TV, or IPTV, connected media player, high definition TVs, or HDTVs, and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a central processing unit, or CPU, and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We target the IPTV, connected media players and HDTV markets with our media processor products.

Our VXP video image processing product line provides a high performance silicon solution that enables studio-quality video output for professional and prosumer applications, such as audio video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  We target the prosumer and industrial audio/video market with our VXP image processing products.

Our Ultra-wideband, UWB, devices product line provides a high bandwidth radio frequency, or RF, communication solution, based on the WiMedia standard, to enable home networking and connectivity of high definition video signals using wireless and coax mediums.

Our Z-wave devices product line provides a low-bitrate, low-power, low-cost RF communication solution that provides for ubiquitous home control of security, monitoring, and automation, or SMA.  We target the wireless market with our UWB devices and Z-wave devices.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped.  For set-top boxes in the IPTV market, we believe we are currently the only provider qualified to ship digital media processor SoCs based on the Microsoft IPTV platform.  Our SoC solutions are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally, including carriers in Asia, Europe and North America, such as AT&T, British Telecom, Deutsche Telekom and Freebox.  We work closely with these carriers and set-top box providers, as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.  Our media processor products are also used by consumer electronics providers, such as D-Link, Linksys, Netgear, Panasonic, Pioneer, Sharp and Sony, in applications such as Blu-ray DVD players, HDTVs and connected media player.  Our VXP products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony and Panasonic.  Our UWB and Z-wave devices product lines target emerging markets and, while they are in production now, we have not yet experienced significant orders from our customers.

Our primary target markets are IPTV, connected media player, prosumer and industrial audio/video, HDTV and wireless.  The IPTV set-top box market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The connected media player market consists primarily of Blu-ray DVD players, digital media adapters and portable media devices that perform playback of digital media stored on optical or hard disk formats.  The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  The HDTV market consists of digital television sets offering high definition capability, including flat-panel and projection devices.  The UWB wireless market consists of wireless HDAV and speaker solutions and wireless home entertainment networking solutions over coax.  The Z-Wave wireless market consists of a wide variety of home control products such as thermostats, light switches and door locks.  We also sell products into other markets such as the PC-based add-in and connectivity devices markets.  We currently derive minor revenues from sales of our products into these other markets.

For fiscal 2009 and 2008, we derived 99% and 98%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions decreased $10.6 million, or 5%, in fiscal 2009 compared to fiscal 2008.  This decrease in our SoCs sales in fiscal 2009 was in part attributable to the overall slowdown in the IPTV market as a result of macroeconomic conditions.

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

Many of our target markets are characterized by intense price competition.  In addition, the semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  However, on occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices, volume order discounts, mix of product sales, our costs, the extent of development fees and provisions for inventory obsolescence.

Share Repurchase Program

On February 27, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized us to repurchase up to 2.0 million shares of our common stock.  On March 18, 2008, we announced that our Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The share repurchase program had a one-year term, and thus, terminated on March 17, 2009.  We purchased a cumulative total of approximately 4.2 million shares of our common stock pursuant to the repurchase program for an aggregate purchase price of $85.9 million at an average price of $20.50 per share.  The most recent repurchase was transacted on July 7, 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  We consider the accounting policies described below to be our critical accounting policies.  These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies.

Revenue recognition:  We derive our revenue primarily from three principal sources: product sales, product development contracts and service contracts.  We generally recognize revenue for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales to OEMs, distributors and end users are generally recognized upon shipment, as shipping terms are predominantly FOB shipping point, except that revenue is deferred when we cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that the associated revenue is recognized.

Product development agreements typically require that we provide customized software to support customer-specific designs; accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  We offer post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  Development costs related to product development agreements are classified as cost of revenue.

Revenue from service contracts consist of fees for providing engineering support services and are recognized ratably over the contract term as services are provided.  Expenses related to support service revenue are included in cost of revenue.

Income taxes: Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences.  Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability.  A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws and regulations applicable to the entity as enacted by the relevant tax authorities.

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

Valuation of inventories:  Inventories are stated at the lower of standard cost, which approximates an actual cost on a first-in, first-out basis or market value.  We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we will write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

Valuation of Goodwill and Intangible Assets:  We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”).  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.

Share-based compensation:  Upon adoption of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), as of January 29, 2006, we reassessed our equity compensation valuation method and related assumptions.  Our determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).  Option-pricing models have been developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense recognized in our consolidated statements of operations for fiscal 2007, 2008 and 2009 included a combination of payment awards granted prior to January 29, 2006 and payment awards granted subsequent to January 29, 2006.  For share-based payment awards granted prior to January 29, 2006, we attribute the value of share-based compensation, determined under SFAS 123R, to expense using the accelerated multiple-option approach.  Share-based compensation expense included in fiscal 2007, 2008 and 2009 includes the impact of estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.  The adoption of SFAS 123R requires us to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted.  We did not record this cumulative impact upon adoption, as the amount was insignificant.  Stock options granted in periods prior to January 29, 2006 were measured based on SFAS 123 requirements, whereas stock options granted subsequent to January 29, 2006 were measured based on SFAS 123R requirements.

Valuation of marketable securities:  Our marketable securities include auction rate securities, or ARS, corporate commercial paper and bonds and US agency notes.  We classify our marketable securities as available-for-sale and report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all our marketable securities for impairment and if these securities are reported to have a decline in fair value, use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

At January 31, 2009, we held nine auction rate securities with a cost and par value of $43.0 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At January 31, 2009, UBS provided an estimated value for the nine ARS of approximately $37.6 million, which reflects an unrealized loss of $5.4 million from our original purchase price.  Our management has not adopted UBS’ estimated value of our ARS for the reasons described below.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of January 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining possible liquidity risk and UBS default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

As a result of this judgment process and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the carrying value of our ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity, or capital resources associated with holding these securities.

At January 31, 2009, all of our ARS are classified as long-term marketable securities and as Level 3 assets in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS, the estimated cash flows over those estimated lives, and the estimated discount rates, applied to those cash flows, the estimated fair value of these investments could be significantly lower than the fair value we determined as of January 31, 2009.

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

Accounts receivable:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing our allowance for bad debt we review the customer's payment history and information regarding their credit worthiness.  In establishing our allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2009, 2008 and 2007, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.9 million, $0.6 million and $30,000, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Results of Operations

The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands):

	Years Ended
	January 31,	% of	February 2,	% of	February 3,	% of
	2009	Net Revenue	2008	Net Revenue	2007	Net Revenue
Net revenue	$209,160	100%	$221,206	100%	$91,218	100%
Cost of revenue	108,606	52%	108,408	49%	46,783	51%
Gross profit	100,554	48%	112,798	51%	44,435	49%
Operating expenses:
Research and development	43,558	21%	31,384	14%	22,515	25%
Sales and marketing	12,101	6%	10,226	5%	7,841	9%
General and administrative	17,705	8%	13,887	6%	8,222	9%
Acquired in-process research and development	1,571	1%	—	—	—	—
Total operating expenses	74,935	36%	55,497	25%	38,578	43%
Income from operations	25,619	12%	57,301	26%	5,857	6%
Interest income and other income, net	5,698	3%	5,782	3%	815	1%
Income before income taxes	31,317	15%	63,083	29%	6,672	7%
Provision for (benefit from) income taxes	4,894	2%	(7,126)	3%	428	—
Net income	$26,423	13%	$70,209	32%	$6,244	7%

Net revenue

Our net revenue for fiscal 2009 decreased approximately $12.0 million, or 5%, compared to fiscal 2008.  This decrease in revenue for fiscal 2009 was primarily due to an approximate 10% decline in average selling prices of our SoCs which was partially offset by an increase in SoC units shipped.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets during the year on purchases of our mature SMP8630 series SoC products.  This decline in average selling prices was not offset by the increase in SoC units shipped during fiscal 2009 compared to fiscal 2008 due to a reduction in inventory levels in our customers supply chains.  Our net revenue for fiscal 2008 increased approximately $130.0 million, or 143%, compared to fiscal 2007.  This increase in revenue for fiscal 2008 was primarily attributable to increased sales of our SoCs into the IPTV and connected media player markets.

Net revenue by target market

We sell our products into five primary markets, which are the IPTV market, the connected media player market, the prosumer and industrial audio/video market, the HDTV market and the wireless market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Years Ended
	January 31,	% of	February 2,	% of	February 3,	% of
	2009	Net Revenue	2008	Net Revenue	2007	Net Revenue
IPTV	$164,334	79%	$164,143	74%	$61,501	67%
Connected media players	30,069	14%	49,127	22%	24,698	27%
Prosumer and industrial audio/video	8,099	4%	—	—	—	—
HDTV	1,664	1%	3,633	2%	1,657	2%
Wireless	826	—	—	—	—	—
Other	4,168	2%	4,303	2%	3,362	4%
Net revenue	$209,160	100%	$221,206	100%	$91,218	100%

IPTV:  For fiscal 2009, revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market increased $0.2 million, or 0.1%, from fiscal 2008.  The relatively flat growth in 2009 was attributable to an overall slowdown in the IPTV market in the second half of fiscal 2009 as a result of the current economic downturn and adjustments to inventory levels at our customers and throughout the supply chain.  Our revenue from the IPTV market as a percentage of our total revenue for fiscal 2009 as compared to fiscal 2008 increased by 5%, primarily due to the decrease in SoCs shipped to our customers in the connected media player market.  For fiscal 2008, revenue from sales of our SoC solutions into the IPTV market increased $102.6 million, or 167% from fiscal 2007.  This increase was primarily attributable to the increased volume of SoCs shipped to our customers in the IPTV market incorporating our SoCs into their products, primarily our SMP8630 SoC series.  Our revenue from the IPTV market as a percentage of our total revenue for fiscal 2008 as compared to fiscal 2007 increased by 7% primarily due to expansion of the IPTV market and increased sales to existing customers as well as sales to new customers.  We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers and the changes in inventory levels at the contract manufacturers that supply them.

Connected media player:  For fiscal 2009, revenue from sales of our products to the connected media player market decreased $19.1 million, or 39%, from fiscal 2008.  This decrease was primarily attributable to a reduction in sales to customers who incorporate our SoCs into Blu-ray players as a result of increased competition.  For the same reason, our percentage of net revenue from sales into the connected media player market decreased 8% as a percentage of our total revenue.  For fiscal 2008, revenue from sales of our products to the connected media player market increased $24.4 million, or 99%, from fiscal 2007.  This increase was primarily attributable to increased sales volume of our customers’ products incorporating our SoCs, including an increase in Blu-ray and digital media adapter applications.  However, for this period our percentage of net revenue from sales into the connected media player market decreased 5% as a percentage of our total revenue, primarily due to a disproportionate increase in the sales of our products into the IPTV market.

Prosumer and industrial audio/video:  For fiscal 2009, net revenue from sales of our products into the prosumer and industrial audio/video market was $8.1 million.  We entered into this market through our acquisition of the VXP Group in February 2008.

HDTV:  For fiscal 2009, net revenue from sales of our products into the HDTV market decreased by $2.0 million, or 54%, and also decreased by 1% as a percentage of total net revenue from fiscal 2008.  This decrease was primarily attributable to a decline in sales of our SoCs to customers who incorporate our product as a result of increased competition.  For fiscal 2008, net revenue from sales of our products into the HDTV market increased by $2.0 million, or 119%, from fiscal 2007.  This increase was primarily attributable to an overall increase in demand for our HDTV applications.

Wireless:  For fiscal 2009, net revenue from sales of our products into the wireless market increased by $0.8 million, or 100%, from fiscal 2008.  This increase was the result of our entry into the wireless home automation market through our acquisition of Zensys Holdings Corporation in December 2008.  We expect net revenue from this market to increase in future periods as we expand sales of the Z-wave product line.

Other:  Our other markets consist of PC add-ins, development contracts, services and other ancillary markets.  For fiscal 2009, net revenue decreased $0.1 million, or 3%, from fiscal 2008.  The decrease is primarily due to lower engineering development for customization of our SoCs.  For fiscal 2008, net revenue increased $0.9 million, or 28% from fiscal 2007.  This increase was primarily attributable to an increase in engineering development for customization of our SoCs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent we derive net revenues from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Years Ended
	January 31,	% of	February 2,	% of	February 3,	% of
	2009	Net Revenue	2008	Net Revenue	2007	Net Revenue
SoCs	$207,096	99%	$216,703	98%	$86,984	95%
Other	2,064	1%	4,503	2%	4,234	5%
Net revenue	$209,160	100%	$221,206	100%	$91,218	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected media player, prosumer and industrial audio/video, HDTV and wireless consumer electronic markets.  The decrease of $9.6 million, or 4%, in net revenue from SoCs in fiscal 2009 as compared to fiscal 2008 was due primarily to an approximate 10% decline in average selling prices of our SoCs which was partially offset by an increase of SoC units shipped.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets during the year on purchases of our mature SoC products.  This decline in average selling prices was not offset by the increase in SoC units shipped during fiscal 2009 compared to fiscal 2008 due to a reduction in inventory levels in our customers supply chains.  The increase of $129.7 million, or 149%, in net revenue from SoCs in fiscal 2008 as compared to fiscal 2007 was due primarily to an increase in sales of our SoC solutions into newer generation IPTV products and Blu-ray players.

Other: We derive net revenue from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The decrease of $2.4 million, or 54%, in our net revenue from other products in fiscal 2009 from fiscal 2008 was due to a reduction in engineering development and service fees and development kits.  The slight increase in our net revenue from other products in fiscal 2008 from fiscal 2007 was due primarily to increases in sales of our engineering development kits related to our SoCs and increases in support services as a result of our increased SoC sales, partially offset by a decrease in sales of our board products as a result of decreased demand.  We anticipate our net revenue from board products will be relatively flat or decrease in future periods due to our strategic decision to focus on our SoC solutions.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Years Ended
	January 31,	% of	February 2,	% of	February 3,	% of
	2009	Net Revenue	2008	Net Revenue	2007	Net Revenue
Asia	$116,583	56%	$153,146	69%	$48,386	53%
Europe	80,067	38%	56,782	26%	33,109	36%
North America	12,464	6%	11,173	5%	9,607	11%
Other regions	46	*	105	*	116	*
Net revenue	$209,160	100%	$221,206	100%	$91,218	100%

*      The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $36.6 million, or 24%, in fiscal 2009 as compared to fiscal 2008.  The decrease in net revenue from Asia in both absolute dollars and as a percentage of our net revenue was primarily attributable to the decline in revenues from customers in Japan and Korea due to unit volume decline in Blu-ray DVD players and in Singapore due to a reduction in inventory levels in our customers in the supply chain related to IPTV during fiscal 2009.

Our net revenue in absolute dollars from Asia increased $104.8 million, or 217%, in fiscal 2008 as compared to fiscal 2007.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our net revenue was primarily attributable to our customers’ continued expansion of their products incorporating our SoCs.  Also, companies who incorporate our products into their finished goods and are located in other regions continued to move their production orders to large designers and manufacturers located in the Asia region which has led to a further shifting of our net revenue from other regions into the Asia region as many of our direct customers are large designers and manufacturers located in Asia.  We also continued to experience large volume orders from two distributors located in Asia.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for over 10% of net revenue:

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Singapore	21%	24%	*
China	12%	*	11%
Taiwan	10%	*	*
Korea	*	19%	17%
Japan	*	12%	*

*	Net revenue from this country was less than 10% of our net revenue.

Europe:  Our net revenue in absolute dollars from Europe for fiscal 2009 increased $23.3 million, or 41%, as compared to fiscal 2008.  The increase in our net revenue from Europe in both absolute dollars and as a percentage of our net revenue was primarily attributable to major deployments by our European customers in France using our SoCs in their IPTV set-top boxes.

Our net revenue in absolute dollars from Europe for fiscal 2008 increased $23.7 million, or 72%, as compared to fiscal 2007.  The increase in our net revenue from Europe in both absolute dollars and as a percentage of our net revenue in fiscal 2008 compared to fiscal 2007 was primarily due to major deployments by our European customers using our SoCs in their IPTV set-top boxes.

Our net revenue from Europe in any given period fluctuates depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our SoCs into their final products.

The following table sets forth the percentage of net revenue from countries in the Europe region that accounted for over 10% of net revenue:

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
France	15%	14%	29%
Netherlands	12%	*	*

*	Net revenue from this country was less than 10% of our net revenue.

North America:  Our net revenue in absolute dollars from North America increased $1.3 million, or 12%, for fiscal 2009 as compared to fiscal 2008.  The increase in our net revenue from North America in absolute dollars and as a percentage of our net revenue in fiscal 2009 was primarily attributable to increased demand for our SoC solutions for the prosumer and industrial audio/video markets as a result of our acquisition of the VXP product line in February 2008.  However, the overall trend has been for companies located in North America who incorporate our products into their finished products to move their production orders to large designers and manufacturers located in the Asia region.

Our net revenue in absolute dollars from North America increased $1.6 million, or 16%, for fiscal 2008 as compared to fiscal 2007.  The increase in absolute dollars was primarily attributable to increased demand for our SoC solutions for the IPTV market.  However, our net revenue from North America as a percentage of our net revenue declined from 11% in fiscal 2007 to 5% in fiscal 2008 as a result of the continuing trend of companies located in North America who incorporate our products into their finished products moving their production orders to large designers and manufacturers located in the Asia region.

Our revenue from North America in any given period fluctuates depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their final products.

In fiscal 2009, our net revenue generated outside North America was 94% of our net revenue as compared to 95% in fiscal 2008 and 89% in fiscal 2007.  We expect that net revenue outside of North America will continue to account for a significant portion of our net revenue.

Major Customers

The following table sets forth the major customers that accounted for over 10% of net revenue:

	Years Ended
	January 31,	February 2,	February 3,
Customer	2009	2008	2007
MTC Singapore	21%	23%	*
Cisco Systems **	22%	*	*
Uniquest Corp.	*	19%	17%
Macnica, Inc.	*	12%	*
Freebox SA	*	*	20%

*	Net revenue from customer was less than 10% of our net revenue.
**	Includes both direct sales and indirect sales made through subcontractors.

Gross Profit and Gross Margin

The following table sets forth gross profit and gross margin (in thousands):

	Years Ended
	January 31,	%	February 2,	%	February 3,
	2009	change	2008	change	2007
Gross profit	$100,554	-11%	$112,798	154%	44,435
Gross margin	48.1%		51.0%		48.7%

The decrease in gross profit in fiscal 2009 was due primarily to a 5% decrease in revenues as well as a 9.6% decline in our average selling prices per SoC unit which was only partially offset by a 1.9% decline in our average costs per SoC unit.  The significant increase in gross profit in fiscal 2008 was primarily due to increased sales of our SoCs used in the IPTV and connected media player markets.  Provisions for excess and obsolete inventory included in cost of net revenue were $2.1 million in fiscal 2009, $0.7 million in 2008 and $1.2 million in fiscal 2007.

The 2.9 percentage point decrease in gross margin in fiscal 2009 from fiscal 2008 was primarily due to a 9.6% decline in our average selling prices per SoC, which was only partially offset by a 1.9% decline in our average costs per SoC.  Our average cost per unit did not decline as fast as our average selling prices due to a buildup of die bank in the second quarter of fiscal 2009 that was not consumed as demand decreased due to a reduction in inventory levels in our customer’s supply chain.  Additionally, we experienced an aggregate increase of $1.5 million in amortization of acquired intangibles due to the VXP and Zensys acquisitions that were completed in fiscal 2009, a $1.4 million increase in write downs for excess and slow moving inventory and a $1.3 million increase in goldwire costs for material used in our SMP8630 series SoC assembly process.  The increase in gross margin in fiscal 2008 from fiscal 2007 was primarily related to the reduction of our product costs as we achieved increased unit production volumes and manufacturing efficiencies with our manufacturers.

Operating Expenses

The following table sets forth operating expenses and percent changes in operating expenses (in thousands):

	Years Ended
	January 31,	%	February 2,	%	February 3,
	2009	change	2008	change	2007
Research and development expenses	$43,558	39%	$31,384	39%	$22,515
Sales and marketing expenses	12,101	18%	10,226	30%	7,841
General and administrative expenses	17,705	27%	13,887	69%	8,222
Acquired in-process research and development	1,571	—	—	—	—
Total operating expenses	$74,935	35%	$55,497	44%	$38,578

Research and development expense:  Research and development expense increased by $12.2 million, or 39%, in fiscal 2009 compared to fiscal 2008.  This increase is primarily attributable to an increase of $9.5 million in compensation and benefit expense due to increased headcount and salaries, an increase of $1.7 million in share-based compensation expense, which was partially offset by $1.5 million in fiscal 2008 for compensation expense associated with research and development personnel as a result of the employee stock option tender offer, an increase of $0.8 million in rent and facilities costs as a result of new facilities in France and Canada, an increase of $0.6 million in travel and tradeshow costs to provide engineering support to marketing efforts, an increase of $0.6 million in depreciation and amortization due to purchase of equipment for infrastructure and to support product development and an increase of $0.3 million in recruiting fees in support of hiring additional personnel.  Research and development expense increased by approximately $8.9 million, or 39%, in fiscal 2008 compared to fiscal 2007.  The increase is primarily attributable to an increase of $3.4 million in license fees, consulting services, supplies and non-recurring engineering costs to develop our products, an increase of $2.9 million in compensation expense primarily as a result of increased headcount, an increase of $2.3 million in share-based compensation expense and an increase of $0.4 million in depreciation and amortization and rent expense.  The $2.3 million increase in share-based compensation expense includes $1.5 million in compensation expense associated with research and development personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008 in addition to an increase in headcount.  We anticipate research and development expense will continue to increase in absolute dollars.

Sales and marketing expense:  Sales and marketing expense increased by $1.9 million, or 18%, in fiscal 2009 compared to fiscal 2008.  This increase is primarily attributable to an increase of $0.4 million in compensation and benefit expenses which was primarily due to higher headcount from acquisitions of the VXP Group and Zensys Holdings Corporation, an increase of $1.1 million in share-based compensation expense which was primarily due to $0.7 million in acceleration of certain option grants and new grants for new hires and partially offset by $0.4 million in fiscal 2008 for  compensation expense associated with sales and marketing personnel as a result of the employee stock option tender offer, an increase of $0.5 million in increased tradeshow costs to promote our products and a $0.2 million increase in amortization of acquired intangibles as result of the VXP Group and Zensys Holdings Corporation acquisitions.  Sales and marketing expense increased by $2.4 million, or 30%, in fiscal 2008 compared to fiscal 2007.  The increase is primarily attributable to an increase of $1.2 million in compensation expense primarily as a result of increased headcount, variable selling costs, such as commissions, due to increased sales, an increase of $0.6 million in share-based compensation expense, an increase of $0.3 million in professional services, an increase of $0.1 million in travel and entertainment expenses and an increase of $0.1 million in depreciation and amortization and rent expense.  The $0.6 million increase in share-based compensation expense includes $0.4 million in compensation expense associated with sales and marketing personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008.  We anticipate that our sales and marketing expense will continue to increase in absolute dollars.

General and administrative expense: General and administrative expense in fiscal 2009 increased $3.8 million, or 27%, compared to fiscal 2008.  This increase is primarily attributable to an increase of $2.8 million in share-based compensation expense, which was partially offset by $0.3 million in fiscal 2008 for compensation expense associated with general and administrative personnel as a result of the employee stock option tender offer, an increase of $0.9 million in compensation and benefit expenses primarily as result of increased headcount due to the establishment of operations in Singapore and the acquisitions of the VXP Group and Zensys Holdings Corporation, an increase of $0.9 million in other professional fees primarily due to our Oracle implementation, an increase of $0.9 million in audit and tax fees primarily due to implementation costs of our international tax strategy, $0.5 million in insurance costs and an increase of $0.2 million in travel, entertainment and other expenses. These increases were partially offset by a decrease of $2.1 million in legal fees, which was higher in fiscal 2008 primarily due to the review of our historical stock option granting practices.  General and administrative expense in fiscal 2008 increased $5.7 million, or 69%, compared to fiscal 2007.  The increase is primarily attributable to increases of $1.3 million in compensation expense primarily as a result of increased headcount, an increase of $1.2 million in legal fees related to the review of our historical stock option granting practices of prior years, an increase of $1.2 million in share-based compensation expense, an increase of $1.4 million in professional fees related to audit, tax and other services and an increase of $0.4 million in depreciation and amortization, rent and other miscellaneous expenses.  The $1.2 million increase in share-based compensation expense includes $0.3 million in compensation expense associated with general and administrative personnel as a result of the employee stock option tender offer we initiated in the second quarter of fiscal 2008.  We expect our general and administrative expense will continue to increase in absolute dollars.

Acquired in-process research and development:  Acquired in-process research and development, or IPR&D, totaled $1.6 million in fiscal 2009 as a result of the VXP Group acquisition completed on February 8, 2008.  The amount of the purchase price allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Share-based compensation expense: The following table sets forth the total share-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Supplemental Data on Share-based Compensation
Expense:
Cost of revenue	$359	$559	$380	$84	$101
Research and development	5,294	3,577	2,815	650	595
Selling and marketing	2,115	1,005	825	353	344
General and administrative	4,905	2,068	1,246	495	436
	$12,673	$7,209	$5,266	$1,582	$1,476

Accounting for employee stock option grants will continue to have an adverse impact on our results of operations.  The amount of unearned share-based compensation currently estimated to be expensed in the period fiscal 2010 through 2012 related to unvested share-based payment awards at January 31, 2009 is $40.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 3.49 years.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Amortization of intangible assets

Amortization expense of $2.3 million and $0.8 million for acquired developed technology for fiscal 2009 and 2008, respectively, is classified as cost of sales.  Amortization expense of $0.5 million and $0.5 million for other purchased intangible assets for fiscal 2009 and 2008, respectively, is classified as research and development expense in our consolidated statements of operations.  Amortization expense of $0.1 million for other purchased intangible assets for fiscal 2009 is classified as sales and marketing expense and no amortization expense for fiscal 2008.  At January 31, 2009, the unamortized balance from purchased intangible assets was $17.5 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Gains on sale of long-term investment

During fiscal 2009, we sold our investment in Envivio, Inc., a privately held company, for approximately $0.3 million including a gain of approximately $39,000.  We recognized no gain on sales of long-term investments in fiscal 2008 or 2007.  We do not expect to sell any of our remaining long-term investments in the near future.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage increase over the previous fiscal year for fiscal 2009, 2008 and 2007 (in thousands):

	Years Ended
	January 31,	%	February 2,	%	February 3,
	2009	change	2008	change	2007
Interest and other income, net	$5,698	-1%	$5,782	609%	815

Our other income and expense primarily consisted of interest income from marketable securities, gains or losses on sales of marketable securities and foreign exchange transactions.  The decrease of $0.1 million, or 1%, in fiscal 2009 as compared to fiscal 2008 was due primarily to a decrease in our average interest rate achieved on our total cash, cash equivalents and marketable securities which was partially offset by an increase in our average cash, cash equivalents and marketable securities balances in fiscal 2009 compared to fiscal 2008.  The increase of $5.0 million, or 609%, in fiscal 2008 as compared to fiscal 2007 was due primarily to an increase in interest income earned on cash, cash equivalents and marketable securities, which increased significantly during fiscal 2008 as a result of cash generated from operations and our follow-on public offering of our common stock in October 2007 that raised $199 million.

Provision for (Benefit from) income taxes

We recorded a provision for income taxes of $4.9 million in fiscal 2009, a benefit from income taxes of $7.1 million in fiscal 2008 and a provision for income taxes of $0.4 million in 2006.  The fiscal 2009, 2008 and 2007 effective tax rate was approximately 16%, (11)% and 6%, respectively.  Our fiscal 2009 effective tax rate differs from the federal statutory rate of 35% primarily due to our international operations strategy, which resulted in a foreign tax differential benefit.  Our fiscal 2008 effective tax rate differs from the federal statutory rate of 35% primarily due to our use of net operating losses and the release of the valuation allowance, which provided an aggregate tax benefit of $(33.7) million.  Our fiscal 2007 effective tax rate differs from the federal statutory rate of 35% primarily due to our use of net operating losses.

Liquidity and Capital Resources

The following table sets forth the cash and cash equivalents and short-term marketable securities (in thousands):

	January 31,	February 2,
	2009	2008

Cash and cash equivalents	$90,845	$174,089
Short-term marketable securities	28,862	44,401
	$119,707	$218,490

As of January 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $119.7 million, which represents a decrease of $98.8 million from $218.5 million at February 2, 2008.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $85.9 million used for share repurchases, $28.5 million used for the acquisitions of VXP Group in February 2008 and Zensys Holdings Corporation in December 2008, purchases of $15.7 million for software, equipment and leasehold improvements, $15.3 million in purchases of long-term marketable securities and long-term investments of $3.0 million.  These uses of cash, cash equivalents and short-term marketable securities were partially offset by $42.8 million of cash generated from our operating activities and $4.6 million in net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan.

Our primary net cash inflows and outflows at the end of each fiscal year were as follows (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net cash (used in) provided by:
Operating activities	$42,831	$40,235	$8,492
Investing activities	(46,794)	(100,149)	(2,031)
Financing activities	(78,900)	209,384	1,013
Effect of foreign rate changes on cash and cash equivalents	(381)	206	112
Net (decrease) increase in cash and cash equivalents	$(83,244)	$149,676	$7,586

Cash flows from operating activities

Net cash provided by operating activities was $42.8 million for fiscal 2009.  The cash provided by our operating activities for fiscal 2009 was primarily due to net income of $26.4 million, non-cash operating expenses of $24.9 million, a $10.1 million decrease in accounts receivable, a $4.6 million increase in other long-term liabilities and a $0.4 million decrease in other assets.  These increases were partially offset by an $18.0 million decrease in accounts payable and accrued liabilities, a $5.5 million increase in inventories and a $0.1 million increase in prepaid expense.  The decrease in accounts payable and accrued liabilities was due primarily to lower inventory purchases and the timing of payments for tax liabilities and software licenses during the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.  The decrease in accounts receivable was primarily due to lower product revenues in the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.  The increase in inventories resulted from an increase in our die bank level at the end of the fiscal 2009 compared to the end of fiscal 2008.  At the end of fiscal 2008, our die bank level was low relative to the sales volume we were experiencing at that time due to rapidly increasing demand during fiscal 2008.  At the end of fiscal 2009 our die bank was somewhat elevated relative to our sales volume due to a strategic build up of certain wafers for some of our key customers.  The increase in other long-term liabilities is primarily due to higher deferred tax obligations which resulted in increased long-term income taxes payable and deferred tax liabilities  Non-cash charges included share-based compensation of $12.7 million, depreciation and amortization of $7.2 million, provision for sales returns, discounts and doubtful accounts of $0.9 million, provisions for excess and obsolete inventory of $2.1 million and acquired in-process research and development of $1.6 million in fiscal 2009.

Net cash provided by operating activities was $40.2 million for fiscal 2008.  The cash provided by our operating activities for fiscal 2008 was primarily due to net income of $70.2 million, non-cash expenses of $4.2 million and a $10.4 million increase in accounts payable and other accrued liabilities.  These amounts were partially offset by a $29.6 million increase in accounts receivable, a $10.9 million increase in inventories and a $4.5 million increase in prepaid expenses and other assets.  The increases in accounts receivables and inventories in 2008 were the result of the increase in our sales in the IPTV, high definition DVD and other media players, and HDTV markets.  Non-cash charges included share-based compensation of $7.2 million in fiscal 2008 offset by a reduction of deferred income taxes of $12.7 million.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flow from investing activities

Net cash used in our investing activities was $46.8 million for fiscal 2009, which was primarily due to net cash paid of $28.5 million in connection with the acquisitions of VXP Group and Zensys Holdings Corporation, purchases of software, equipment and leasehold improvements of $15.7 million and purchases of private equity investments for $3.0 million, partially offset by net sales and maturities of marketable securities and long-term investment of $0.4 million.

Net cash used in our investing activities was $100.1 million for fiscal 2008, primarily due to net purchases of marketable securities of $92.6 million and purchases of software, equipment and leasehold improvements of $7.6 million.

Cash flow from financing activities

Net cash used in financing activities was $78.9 million in fiscal 2009, which was the result of $85.9 million for the repurchase of 4.2 million shares of our common stock, partially offset by $4.6 million of proceeds from the exercise of employee stock options and stock purchase rights and $2.4 million of excess tax benefit from share-based compensation.

Net cash provided by financing activities was $209.4 million in fiscal 2008, which primarily consisted of $198.9 million of net proceeds from our follow-on offering, $10.5 million of proceeds from the exercise of employee stock options and $0.2 million excess tax benefit from share-based compensation.

Prior to fiscal 2007, our primary sources of funds were proceeds from the sale of our common stock.  In certain periods, cash generated from operations has been a source of funds.  While we generated cash from operations for fiscal 2009, 2008 and 2007, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months, and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.

At January 31, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $43.0 million, which are all classified as long-term marketable securities.  Our marketable securities consist primarily of auction rate securities, corporate commercial paper and bonds and US agency notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At January 31, 2009, UBS provided an estimated value for the nine ARS of approximately $37.6 million, which reflects an unrealized loss of $5.4 million from our original cost.  Our management has not adopted UBS’ estimated value of our ARS for the reasons described below.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of January 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.  As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.

Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining possible liquidity risk and UBS default risk to be significant enough to justify a reduction in their carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

As a result of this judgment process and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the carrying value of our ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity, or capital resources associated with holding these securities.

Contractual Obligations and Commitments

We do not have guaranteed price or quantity commitments from any of our suppliers.  We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders.  Additionally, we generally acquire products for sale to our OEM customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than 12 weeks are typically cancelable without penalty from such OEM customers.  We currently place non-cancelable orders to purchase semiconductor wafers and other materials from our suppliers on an eight to twelve week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of January 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	1 year or less	1 - 3 years	4 - 5 years	thereafter	Total
Operating leases	$1,629	$3,023	$1,900	$2,482	9,034
Non-cancelable purchase orders	10,863	—	—	—	10,863
	$12,492	$3,023	$1,900	$2,482	$19,897

In March 2008, we entered into a new lease agreement for a facility of approximately 5,500 square feet in Paris, France.  The facility is used for our French research and development operations and the lease will expire in March 2017.  Additionally, in June 2008, we entered into a new lease agreement for a facility of approximately 15,000 square feet in Ontario, Canada.  The facility is used for our Canadian research and development operations and the lease will expire in June 2013.  The base rent for the facilities in France and Canada will remain flat over the life of the leases, with free rent for the initial two and three months, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which we have chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we did not elect to adopt the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires related acquisition costs to be expensed in the period incurred and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 31, 2009.  We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it consummates after the effective date of January 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt this pronouncement in our first quarter of fiscal 2010 and do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We are currently evaluating the financial impact of FSP 157-2 on our financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

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

Interest rate sensitivity:  At January 31, 2009 we held money market funds of $59.2 million, short-term marketable securities of $28.9 million and long-term marketable securities of $72.5 million.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

At January 31, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $43.0 million, which are all classified as long-term marketable securities.  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.

As a result, we have reviewed the prospectuses for each of the nine ARS in the Company’s investment portfolio as of January 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining window of possible lack of liquidity to be of sufficient risk to justify a reduction in their carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

As a result of this judgment process and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the carrying value of our ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity, or capital resources associated with holding these securities.

Foreign currency exchange rate sensitivity:  The Canadian dollar, Danish kroner and Euro are the primary financial currencies of our subsidiaries in Canada, Denmark and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain certain cash balances denominated in the Hong Kong dollar, Canadian dollar, Euro, Danish kroner and Singapore dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at January 31, 2009, the fair value of these foreign currency amounts would decline by an insignificant amount.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sigma Designs, Inc.
Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries ("the Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 31, 2009.  We have also audited the Company's internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective February 4, 2007.

ARMANINO McKENNA LLP
San Ramon, California
April 1, 2009

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 31,	February 2,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$90,845	$174,089
Short-term marketable securities	28,862	44,401
Accounts receivable, net of allowances of $534 in 2009 and $252 in 2008	30,719	40,205
Inventories	36,058	26,283
Deferred tax assets	1,417	5,155
Prepaid expenses and other current assets	5,909	5,547
Total current assets	193,810	295,680

Long-term marketable securities	72,523	57,242
Software, equipment and leasehold improvements, net	21,124	8,783
Goodwill	9,928	5,020
Intangible assets, net	17,520	4,303
Deferred tax assets, net of current portion	12,824	7,513
Long-term investments	3,000	263
Other non-current assets	218	662
Total assets	$330,947	$379,466

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,655	$18,484
Accrued liabilities	12,826	14,018
Total current liabilities	18,481	32,502

Other long-term liabilities	5,801	1,372
Long term deferred tax liabilities	1,415	—
Total liabilities	25,697	33,874

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized;
30,756,848 issued and 26,564,536 outstanding at January 31, 2009 and 30,031,060 shares issued and outstanding at February 2, 2008	360,908	341,194
Treasury stock, at cost, 4,192,312 shares at January 31, 2009 and no shares at February 2, 2008	(85,941)	—
Accumulated other comprehensive income	273	811
Retained earnings	30,010	3,587
Total shareholders' equity	305,250	345,592

Total liabilities and shareholders' equity	$330,947	$379,466

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net revenue	$209,160	$221,206	$91,218
Cost of revenue	108,606	108,408	46,783
Gross profit	100,554	112,798	44,435

Operating expenses:
Research and development	43,558	31,384	22,515
Sales and marketing	12,101	10,226	7,841
General and administrative	17,705	13,887	8,222
Acquired in-process research and development	1,571	—	—
Total operating expenses	74,935	55,497	38,578
Income from operations	25,619	57,301	5,857

Interest and other income, net	5,698	5,782	815
Income before income taxes	31,317	63,083	6,672
Provision for (benefit from) income taxes	4,894	(7,126)	428
Net income	$26,423	$70,209	$6,244

Net income per share:
Basic	$0.98	$2.73	$0.28
Diluted	$0.95	$2.46	$0.24

Shares used in computing net income per share:
Basic	26,892	25,683	22,683
Diluted	27,705	28,550	25,670

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except shares)

							Accumulated Other
	Common Stock		Treasury Stock				Comprehensive Income		Retained
						Shareholder	Unrealized	Accumulated	Earnings	Total	Total
					Deferred	Notes	Gain/	Translation	(Accumulated	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Receivable	(Loss)	Adjustment	Deficit)	Equity	Income
Balance, January 28, 2006	21,945,874	$107,700	—	$—	$(4,303)	$(58)	$(19)	$223	$(72,866)	$30,677
Net income	—	—	—	—	—	—	—	—	6,244	6,244	$6,244
Unrealized gains on marketable securities	—	—	—	—	—	—	35	—	—	35	35
Currency translation adjustment	—	—	—	—	—	—	—	112	—	112	112
Total comprehensive income											6,391
Reversal of APB 25 deferred share-based compensation upon the adoption of FAS 123R	—	(4,303)	—	—	4,303	—	—	—	—	—
Share-based compensation expense	—	6,059	—	—	—	—	—	—	—	6,059
Issuance of common stock for Blue7 acquisition	583,870	8,189	—	—	—	—	—	—	—	8,189
Non-employee share-based compensation	—	317	—	—	—	—	—	—	—	317
Tax benefit from stock options	—	123	—	—	—	—	—	—	—	123
Net proceeds from common stock issued under share plans	374,186	1,216	—	—	—	—	—	—	—	1,216
Balance, February 3, 2007	22,903,930	119,301	—	—	—	(58)	16	335	(66,622)	52,972
Net income	—	—	—	—	—	—	—	—	70,209	70,209	70,209
Unrealized gains on marketable securities	—	—	—	—	—	—	254	—	—	254	254
Currency translation adjustment	—	—	—	—	—	—	—	206	—	206	206
Total comprehensive income											70,669
Shareholder receivable written off	—	—	—	—	—	29	—	—	—	29
Repayment of shareholder note receivable	—	—	—	—	—	29	—	—	—	29
Share-based compensation expense	—	6,777	—	—	—	—	—	—	—	6,777
Non-employee share-based compensation	—	432	—	—	—	—	—	—	—	432
Tax benefit from stock options	—	5,266	—	—	—	—	—	—	—	5,266
Net proceeds from common stock issued under share plans	2,527,130	10,524	—	—	—	—	—	—	—	10,524
Net proceeds from common stock issued in follow-on offering, net of offering costs	4,600,000	198,894	—	—	—	—	—	—	—	198,894
Balance, February 2, 2008	30,031,060	341,194	—	—	—	—	270	541	3,587	345,592
Net income	—	—	—	—	—	—	—	—	26,423	26,423	26,423
Unrealized loss on marketable securities	—	—	—	—	—	—	(157)	—	—	(157)	(157)
Currency translation adjustment	—	—	—	—	—	—	—	(381)	—	(381)	(381)
Total comprehensive income											$25,885
Share-based compensation expense	—	12,617	—	—	—	—	—	—	—	12,617
Non-employee share-based compensation	—	56	—	—	—	—	—	—	—	56
Tax benefit from stock options	—	2,440	—	—	—	—	—	—	—	2,440
Net proceeds from common stock issued under share plans	725,788	4,601	—	—	—	—	—	—	—	4,601
Repurchase of common stock shares	—	—	(4,192,312)	(85,941)	—	—	—	—	—	(85,941)
Balance, January 31, 2009	30,756,848	$360,908	(4,192,312)	$(85,941)	$—	$—	$113	$160	$30,010	$305,250

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Cash flows from operating activities:
Net income	$26,423	$70,209	$6,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,214	3,375	2,352
Acquired in-process research and development	1,571	—	—
Share-based compensation	12,673	7,209	5,266
Shareholder note receivable written off	—	29	—
Provision for excess and obsolete inventory	2,055	669	1,224
Provision for sales returns, discounts and doubtful accounts	948	619	30
Deferred income taxes	610	(12,668)	—
Losses on disposal of software, equipment and leasehold improvements	2	12	10
Gains on sale of long-term investments	(39)	(31)	—
Investment impairment charges	—	—	19
Tax benefit from employee stock option plan	2,440	5,264	123
Excess tax benefit from share-based compensation	(2,440)	(179)	—
Accretion of contributed leasehold improvements	(150)	(130)	(81)
Changes in operating assets and liabilities:
Accounts receivable	10,079	(29,593)	(6,310)
Inventories	(5,513)	(10,949)	(13,397)
Prepaid expenses and other current assets	(108)	(4,194)	45
Other non-current assets	443	(284)	—
Accounts payable	(13,535)	4,762	9,517
Accrued liabilities	(4,421)	5,626	3,450
Other long-term liabilities	4,579	489	—
Net cash provided by operating activities	42,831	40,235	8,492

Cash flows from investing activities:
Purchase of marketable securities	(108,318)	(194,254)	(22,234)
Sales and maturities of marketable securities	108,421	101,656	23,003
Purchases of software, equipment and leasehold improvements	(15,691)	(7,582)	(3,014)
Net cash received (paid) in connection with acquisitions	(28,508)	—	147
Purchase of long-term investments	(3,000)	—	—
Recovery of long-term investment loss	—	31	—
Net proceeds from liquidation of long-term investment	302	—	—
Other	—	—	67
Net cash used in investing activities	(46,794)	(100,149)	(2,031)

Cash flows from financing activities:
Repurchase of common stock shares	(85,941)	—	—
Repayment of bank borrowings	—	(242)	(203)
Net proceeds from exercise of employee stock options and stock purchase rights	4,601	10,524	1,216
Excess tax benefit on share-based compensation	2,440	179	—
Repayment of shareholder note receivable	—	29	—
Proceeds from issuance of common stock, net of offering costs	—	198,894	—
Net cash provided by (used in) financing activities	(78,900)	209,384	1,013

Effect of foreign exchange rate changes on cash and cash equivalents	(381)	206	112
Increase (decrease) in cash and cash equivalents	(83,244)	149,676	7,586

Cash and cash equivalents at beginning of period	174,089	24,413	16,827
Cash and cash equivalents at end of period	$90,845	$174,089	$24,413

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$10	$30
Cash paid for income taxes	$200	$388	$171
Issuance of common stock and assumption of stock options related to business acquisition	$—	$—	$11,414

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and nature of operations:  Sigma Designs, Inc. (the “Company”) specializes in integrated system-on-chip solutions (“SoC”) for the IPTV, connected media player, prosumer and industrial audio/video, HDTV, wireless and other markets.  The Company sells its products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Accounting period:  The Company follows a 52 or 53 week fiscal reporting calendar ending on the Saturday closest to January 31 each year.  The Company’s most recent fiscal year ended on January 31, 2009 and included 52 weeks.  The fiscal years ended February 2, 2008 and February 3, 2007 included 52 weeks and 53 weeks, respectively.  The Company’s next fiscal year, ending on January 30, 2010, will include 52 weeks.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to income taxes, warranty obligations and litigation and settlement costs, the collectability of accounts receivable, the valuation of inventory on a lower of cost or market basis, the valuation of share-based compensation, expected future cash flows and useful lives of investments, goodwill, intangible assets and other long-lived assets.  The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results may differ materially from management’s estimates.

Fair value of financial instruments:  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short- and long-term marketable securities, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.  Pursuant to Statement of Financial Accounting Standard (“SFAS”), SFAS No. 157, Fair Value Measurements (“SFAS 157”), the fair value of cash equivalents and certain marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company holds nine auction rate securities (“ARS”) and the fair value of ARS is determined based on “Level 3” inputs, which is valued through a discounted cash flow using significant assumptions as to the expected future interest income from those securities which is not observable in the market.

Cash and cash equivalents:  The Company considers all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short- and long-term marketable securities:  Short-term marketable securities represent highly liquid debt instruments with a remaining maturity date at acquisition date of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  The Company’s marketable securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity.  Any gains and losses on the sale of marketable securities are determined on a specific identification basis.

Accounts receivable:  The Company defers recognition of revenue and the related receivable when it cannot estimate whether collectability is reasonably assured at the time products and services are delivered to its customer.  The Company also provides allowances for bad debt and sales returns.  In establishing the allowance for bad debt management reviews the customer's payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, management makes estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of its products.  In fiscal 2009, 2008 and 2007, the Company recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.9 million, $0.6 million and $30,000, respectively.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

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

As a result of this inventory valuation review, the Company charged approximately $2.1 million, $0.7 million and $1.2 million to cost of revenue for fiscal 2009, 2008 and 2007, respectively.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (one to five years) or the lease term if shorter.  The allowance for leasehold improvements received from the landlord for improvements to the Company’s current facility is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

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

The Company reviews goodwill and intangible assets with indefinite lives annually for impairment and whether events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  An impairment charge is recorded if the carrying value exceeds the assets’ fair value.  Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases its fair value estimates on assumptions it believes to be reasonable.  Actual future results may differ from those estimates.

Revenue recognition: The Company derives its revenue primarily from three principal sources: product sales, product development contracts and service contracts.  The Company recognizes revenue for product sales and service contracts in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales to original equipment manufacturers (“OEM”), distributors and end users is generally recognized upon shipment, as shipping terms are predominantly FOB shipping point, except that revenue is deferred when management cannot reasonably estimate the amount of returns or where collectability is not assured.  In those situations, revenue is recognized when collection subsequently becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that the associated revenue is recognized.

Product development agreements typically require that the Company provide customized software to support customer-specific designs; accordingly, this revenue is accounted for under the AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  The Company offers post-contract customer support (“PCS”) on a contractual basis for additional fees, typically with a one year term.  In instances where software is bundled with the PCS, vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement and, therefore, revenue and related costs are deferred until all elements, except PCS, are delivered.  The total fee is then recognized ratably over the PCS term (typically one year) after the software is delivered.  The Company classifies development costs related to product development agreements as cost of revenue.  Product development revenue was approximately $0.3 million, $1.0 million and $0.6 million for fiscal 2009, 2008 and 2007, respectively.

Revenue from service contracts consist of fees for providing engineering support services and are recognized ratably over the contract term as services are provided.  Expenses related to support service revenue are included in cost of revenue.  Support service revenue was $18,000, $0.9 million and $0.3 million for fiscal 2009, 2008 and 2007, respectively.

Foreign currency:  The functional currency of the Company’s foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Where the local currency is the functional currency, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Transaction gains and losses, which are included in interest and other income, net, in the accompanying consolidated statements of operations have not been significant for all years presented.

Concentration of credit risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, long-term investments and accounts receivable.  The majority of the Company’s cash, cash equivalents and short-term and long-term marketable securities are on deposit with eleven financial institutions.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company reviews its accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in its allowance for doubtful accounts

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.  The income tax provision (benefit) for fiscal 2009, 2008 and 2007 was $4.9 million, $(7.1) million and $0.4 million, respectively.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on February 4, 2007, the beginning of its fiscal 2008.  The total amount of unrecognized tax benefits as of January 31, 2009 was $10.9 million.

Share-based compensation:  The Company applies SFAS No.123R, Share-Based Payment (“SFAS 123R”), to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations.

Share-based compensation expense recognized in periods after January 28, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s consolidated statements of operations for periods after the adoption of SFAS 123R includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2009 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording employee share-based compensation expense on the consolidated statements of operations for fiscal 2009, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Share-based compensation expense by type of award:
Stock options	$11,954	$6,358	$4,842
Employee stock purchase plan	663	419	107
Total share-based compensation expense	12,617	6,777	4,949
Tax effect of share-based compensation expense	(3,754)	(1,597)	(317)
Net effect on net income	$8,863	$5,180	$4,632

Effect on net income per share:
Basic	$0.33	$0.20	$0.20
Diluted	$0.32	$0.18	$0.18

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

Research and development costs: Costs incurred in the research and development of the Company’s products are expensed as incurred.  Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers.

Recent accounting pronouncements:  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings.  It also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company did not elect to adopt the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires related acquisition costs to be expensed in the period incurred and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  Accordingly, any business combinations that the Company engaged in were recorded and disclosed according to SFAS 141 until January 31, 2009.  The Company expects SFAS No. 141R will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it consummates after the effective date of January 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt this pronouncement in its first quarter of fiscal 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the financial impact of FSP 157-2 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on its consolidated financial statements.

2.	Change in accounting policy

Effective for the second quarter of fiscal 2009, the Company changed its method of accounting for valuing the portion of its inventory known as tested wafers or die bank.  Previously, the expense associated with yield loss from the initial testing of wafers was expensed to cost of revenue until the wafers were moved into the next stage of production.  Historically, the Company had absorbed the value of rejected die only when the wafers were moved into work in process (“WIP”).  Now, the Company accounts for the yield loss from the initial testing by immediately absorbing the cost of the rejected die as they are tested.

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

The Company has accounted for this change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  This statement requires that all elective accounting changes be made on a retrospective basis.  Accordingly, the Company retrospectively adjusted its unaudited condensed statement of operations for the three months ended May 3, 2008 and the unaudited consolidated balance sheet as of May 3, 2008 to reflect the results of absorbing the yield loss associated with the sorted wafers in inventory and the direct tax effect of this adjustment.  Prior to the first quarter of fiscal 2009, the Company did not maintain a material level of die bank within its inventory.  Therefore, the Company has determined that no material retrospective adjustments were necessary for periods before fiscal 2009.

The following table sets forth the retrospective adjustments to the results as of and for the quarter ended May 3, 2008:

Unaudited Condensed Consolidated Balance Sheet
(in thousands)

	May 3, 2008
	As Previously Reported	Adjustment	Adjusted

Inventories	$34,541	$2,387	$36,928

Total current assets	217,012	2,387	219,399

Total assets	309,836	2,387	312,223

Accrued liabilities and other	13,369	472	13,841

Total current liabilities	30,873	472	31,345

Total liabilities	32,631	472	33,103

Total shareholders’ equity	277,205	1,915	279,120

Total liabilities and shareholders’ equity	$309,836	$2,387	$312,223

Unaudited Condensed Consolidated Statement of Income
(in thousands, except per share data)

	Three Months Ended
	May 3, 2008
	As Previously Reported	Adjustment	Adjusted

Cost of revenue	$31,249	$(2,387)	$28,862
Gross profit	25,633	2,387	28,020

Net income from operations	4,097	2,387	6,484
Net income before income taxes	6,265	2,387	8,652
Provision for income taxes	1,598	472	2,070
Net income	$4,667	$1,915	$6,582

Basic net income per share	$0.16	$0.07	$0.23
Diluted net income per share	$0.16	$0.06	$0.22

3.	Share Repurchase Program

On February 27, 2008, the Company announced that its Board of Directors had approved a share repurchase program that authorized the Company to repurchase up to 2.0 million shares of its common stock.  On March 18, 2008, the Company announced that its Board of Directors had approved an increase of 3.0 million additional shares to the program, resulting in a total amount authorized to be repurchased under the share repurchase program of 5.0 million shares.  The share repurchase program had a one-year term, and thus, terminated on March 17, 2009.  Share repurchases under the authorizations were as follows (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Total Cost of Repurchase	Average Price Paid per Share	Maximum Number of Share that Could Be Purchased under the Plan
Authorization of 2 million shares - February 26, 2008	—	$—	$—	2,000,000
Additional authorization of 3 million shares - March 18, 2008	—	—	—	5,000,000
Quarter Ending May 3, 2008	3,836,025	80,593	21.01	1,163,975
Quarter Ending August 2, 2008	356,287	5,348	15.01	807,688
Quarter Ending November 1, 2008	—	—	—	807,688
Quarter Ending January 31, 2009	—	—	—	807,688
Total	4,192,312	$85,941	$20.50

4.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	January 31, 2009			February 2, 2008
	Book	Net unrealized	Fair	Book	Net unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Money market funds	$59,213	$—	$59,213	$165,719	$—	$165,719
Corporate commercial paper	15,728	33	15,761	33,354	35	33,389
Corporate bonds	26,529	52	26,581	17,177	180	17,357
US agency discount notes	16,015	28	16,043	4,926	25	4,951
US agency non-callable	—	—	—	7,000	30	7,030
Auction rate securities	43,000	—	43,000	43,900	—	43,900
Total cash equivalents and marketable securities	$160,485	$113	$160,598	$272,076	$270	$272,346

Cash on hand held in the United States			1,650			2,257
Cash on hand held overseas			29,982			1,129
Total cash on hand			31,632			3,386
Total cash, cash equivalents and marketable securities			$192,230			$275,732

Reported as:
Cash and cash equivalents			$90,845			$174,089
Short-term marketable securities			28,862			44,401
Long-term marketable securities			72,523			57,242
			$192,230			$275,732

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	January 31, 2009		February 2, 2008
	Book	Fair	Book	Fair
(In thousands)	Value	Value	Value	Value
Due in 1 year or less	$88,046	$88,075	$214,959	$215,104
Due in greater than 1 year	72,439	72,523	57,117	57,242
Total	$160,485	$160,598	$272,076	$272,346

The Company’s marketable securities include primarily auction rate securities (“ARS”), corporate commercial paper and bonds and US agency notes.  The Company classifies its marketable securities as available-for-sale and reports them at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income.  The Company monitors all of its marketable securities for impairment and if these securities are reported to have had a decline in fair value, uses significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, its ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  The Company would recognize an impairment charge if a decline in the fair value of its marketable securities is judged to be other-than-temporary.

At January 31, 2009, the Company held nine auction rate securities with a cost and par value of $43.0 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of the Compnay's ARS has been determined by the frequent auction periods, generally every 7 to 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by the Company have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  Management cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, the Company’s cash investment advisor, UBS, acknowledged the Company’s acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in the Company’s portfolio could be redeemed at par value.  The offer to redeem will be at the Company’s option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from the Company at par value at any time.  Additionally, the proposed solution by UBS to the lack of liquidity of the Company’s ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At January 31, 2009, UBS provided an estimated value for the nine ARS of approximately $37.6 million, which reflects an unrealized loss of $5.4 million from the Company’s original cost.  Management has not adopted UBS’ estimated value of the Company’s ARS for the reasons described below.

Management has reviewed the prospectuses for each of the nine ARS in the Company’s investment portfolio as of January 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, management reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon its ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that management expects considerable liquidity from the Company’s other assets, foresees continuing positive cash flow and has accepted the Company’s investment advisor’s offer to purchase all of the Company’s ARS at par value in June 2010, it does not consider the remaining possible liquidity risk and UBS’ default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that management considered was the rate of return evidenced by the interest received.  Management used a discounted cash flow calculation that reached a valuation that was similar to other of its recent investments with comparably high credit ratings.

As a result of this judgment process and in accordance with the various accounting pronouncements in this area, management reached the conclusion that the $43.0 million carrying value of the Company’s nine ARS has not been impaired and that it has no expectation of any material adverse impact on the Company’s future results of operations, liquidity or capital resources associated with holding these securities.

5.	Fair values of assets and liabilities

On February 3, 2008, the Company adopted SFAS 157.  The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to remove certain leasing transactions from its scope.  In February 2008 the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies how management’s internal assumptions should be considered in measuring fair value when (i) observable data are not present, (ii) observable market information from an inactive market should be taken into account, and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

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

Determination of Fair Value

The Company’s cash equivalents and marketable securities, with the exception of ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with a high credit ratings and an ongoing trading market.  These ARS holdings are classified within Level 3 as the Company valued the ARS through a discounted cash flow model which requires making a significant assumption as to the expected future interest income from those securities which is not observable in the market.  During fiscal 2009 and 2008, the Company recorded no impairment loss relating to the value of ARS, nor any realized gains or losses.

The table below presents the balances of the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$59,213	$59,213	$—	$—
Corporate commercial paper	15,761	15,761	—	—
Corporate bonds	26,581	26,581	—	—
US agency discount notes	16,043	16,043	—	—
Auction rate securities	43,000	—	—	43,000
Total cash equivalents and marketable securities	$160,598	$117,598	$—	$43,000

The Company’s ARS, which are measured at fair value on a reoccurring basis using significant unobservable inputs (Level 3), had no activity in fiscal 2009.

6.	Inventories

Inventories consist of the following (in thousands):

	January 31,	February 2,
	2009	2008
Wafers and other purchased materials	$22,325	$12,838
Work-in-process	2,869	2,735
Finished goods	10,864	10,710
Total	$36,058	$26,283

7.	Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	January 31,	February 2,
	2009	2008
Software	$17,831	$5,688
Equipment	7,688	5,531
Office equipment and furniture	3,034	1,981
Leasehold improvements	2,241	1,036
Total	$30,794	$14,236
Accumulated depreciation and amortization	(9,670)	(5,453)
Total	$21,124	$8,783

Software equipment and leasehold improvement depreciation and amortization expense for fiscal 2009, 2008 and 2007 was $4.2 million, $2.2 million and $1.1 million, respectively.

8.	Acquisition

Fiscal 2009 Acquisitions

On December 19, 2008, the Company acquired Zensys Holdings Corporation (“Zensys”), a wireless start-up company for $13.2 million in cash including transaction costs.  Zensys Holdings Corporation, based in Fremont, California, is a developer of single-chip RF solutions called Z-Wave®  As part of the acquisition, twenty eight employees joined the Company and Zensys has a research and development office in Denmark.

In connection with the Zensys acquisition, the Company obtained a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  In accordance with SFAS 141, the total purchase price was allocated to Zensys’ net tangible and intangible assets based upon fair values as of December 19, 2008.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The purchase price in the transaction was allocated as follows (in thousands):

		Estimated
	Amount	Useful Life
Cash consideration	$13,017
Transaction costs	213
Total consideration	$13,230

Net tangible assets	$4,266
Identifiable intangible assets:
Developed technology	5,110	9 years
Trademarks	1,180	10 years
Goodwill	2,674
Total consideration	$13,230

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

In connection with the VXP acquisition, the Company obtained a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141.  In accordance with SFAS 141, the total purchase price was allocated to VXP’s net tangible and intangible assets based upon fair values as of February 8, 2008.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  Approximately $0.1 million of the goodwill is deductible for tax purposes.  The purchase price in the transaction was allocated as follows (in thousands):

		Estimated
	Amount	Useful Life
Cash consideration	$18,200
Transaction costs	376
Total consideration	$18,576

Net tangible assets	$4,555
Identifiable intangible assets:
Developed technology	8,504	2 to 7 years
In process research and development	1,571	N/A
Customer relationships	1,123	7 years
Trademarks	298	5 years
Software license	291	8 years
Goodwill	2,234
Total consideration	$18,576

Fiscal 2007 Acquisition

On February 16, 2006, the Company completed the acquisition of Blue7 for $11.9 million.  Blue7's results of operations are included in the Company’s statement of operations from the acquisition date.  Prior to the acquisition, the Company held approximately 17% of the outstanding shares of Blue7 and provided loans totaling $900,000 to Blue7.  Blue7 focuses on the development of advanced wireless technologies and Ultra-Wideband (UWB) semiconductor products.  In connection with the Blue7 acquisition, the Company obtained a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141.  In accordance with SFAS 141, the total purchase price was allocated to Blue7’s net tangible and intangible assets based upon fair values as of February 16, 2006.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The purchase price in the transaction was allocated as follows (in thousands)

		Estimated
	Amount	Useful Life
Value of Sigma stock issued	$8,190
Fair value of vested stock options assumed	1,091
Retirement of notes receivable	400
Retirement of interest receivable	25
Investment in Blue7 prior to the acquisition	1,000
Notes receivable converted to Blue7 preferred shares prior to the acquisition	500
Cash acquired from acquisition	(147)
Transaction costs	804
Total consideration	$11,863

Net tangible assets	$104
Identifiable intangible assets:
Developed technology	5,300	7 years
Noncompete agreements	1,400	3 years
Licensing agreements	39	6 to 15 months
Goodwill	5,020
Total consideration	$11,863

9.	Goodwill and Intangible assets

Goodwill

Goodwill as of January 31, 2009 totaled $9.9 million.  Goodwill attributable to the Zensys Holdings Corporation acquisition on December 19, 2008 was approximately $2.7 million, goodwill attributable to the VXP Group acquisition on February 8, 2008 was approximately $2.2 million, and the remaining goodwill balance of approximately $5.0 million was attributable to the fiscal 2007 Blue7 acquisition.

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of January 31, 2009 (in thousands, except for years):

		Accumulated		Estimated
	Cost	Amortization	Net	Useful Life
Developed technology	$18,914	$(3,788)	$15,126	2 to 9 years
Trademarks	1,478	(69)	1,409	5 to 10 years
Noncompete agreements	1,400	(1,381)	19	3 years
Customer relationships	1,123	(157)	966	7 years
	$22,915	$(5,395)	$17,520

Amortization expense related to acquired intangible assets was $3.0 million, $1.2 million and $1.2 million for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.  As of January 31, 2009, the Company expects the amortization expense in future periods to be as shown below (in thousands):

	Developed	Noncompete	Customer
Fiscal year	Technology	Agreements	Relationships	Trademarks	Total
2010	2,848	$19	$160	178	$3,205
2011	2,693	—	160	178	3,031
2012	2,689	—	160	178	3,027
2013	2,689	—	160	178	3,027
2014	1,964	—	160	119	2,243
Thereafter	2,243	—	166	578	2,987
	$15,126	$19	$966	$1,409	$17,520

10.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,	February 2,
	2009	2008
Accrued salaries, commissions and benefits	$3,584	$2,223
Accrued rebates	3,230	483
Accrued warranty	1,330	1,564
Accrued license fees	1,193	2,629
Customer deposits	1,033	214
Accrued payroll taxes	840	2,823
Accrued royalties	473	690
Deferred revenues	251	215
Income taxes payable	248	—
Accrued attorney's fees	—	2,250
Other accrued liabilities	644	927
Total	$12,826	$14,018

11.	Product warranty

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

Details of the change in accrued warranty for fiscal 2009, 2008 and 2007 are as follows (in thousands):

	Balance			Balance
Fiscal years	Beginning of Period	Additions	Deductions	End of Period
2009	$1,564	$1,293	$(1,527)	$1,330
2008	556	1,828	(820)	1,564
2007	289	599	(332)	556

12.	Commitments and Contingencies

Commitments

Leases

The Company’s primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  The Company also leases facilities in Canada, Denmark, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
2010	$1,629
2011	1,488
2012	1,535
2013	1,248
2014	652
Thereafter	2,482
Total minimum lease payments	$9,034

Rent expense, recorded on a straight line base, was $1.5 million, $1.1 million and $0.7 million for fiscal 2009, 2008 and 2007, respectively.  In prior years, the Company had sublease income, which was not significant.

Purchase commitments

The Company currently places non-cancelable orders to purchase semiconductor products from its suppliers on an eight to twelve week lead-time basis.  As of January 31, 2009, the total amount of outstanding non-cancelable purchase orders was approximately $10.9 million.

Indemnifications

The Company’s standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to the Company’s intellectual property.  The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  To date, the Company has not incurred or accrued any costs related to any claims under such indemnification provisions.

Royalties

The Company pays royalties for the right to sell certain products under various license agreements.  During fiscal 2009, 2008 and 2007, the Company recorded royalty expense of $2.0 million, $2.3 million and $1.3 million, respectively, which was recorded to cost of revenue.

401(k) tax deferred savings plan

The Company maintains a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which was $15,500 in calendar year 2008.  Employees age 50 or over may elect to contribute an additional $5,000.  In January 2008, the Company implemented a matching contribution program whereby it matches employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.5 million and $46,000 for fiscal 2009 and 2008, respectively.

Group Registered Retirement Savings Plan

The Company maintains a Group Registered Retirement Savings Plan (“GRRSP”) for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (“RRSP”), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which was $20,000 Canadian in calendar year 2008.  In April 2008, the Company implemented a matching contribution program under the GRRSP whereby it matches employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $69,000 for fiscal 2009.

Retirement Pension Plan

The Company maintains a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  In December 2008, the Company implemented a contribution program whereby it will contribute 3.0% of its employee’s annual salary and my elect to terminate future contributions at its option at any time.  The Company’s matching contribution to the Retirement Pension Plan totaled $11,000 for fiscal 2009.

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

On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement which, when approved, resulted in the dismissal of both the Federal Action and the State Action.  On September 15, 2008, the Court entered an Order and Final Judgment approving the settlement and dismissing the Federal Action with prejudice.  Pursuant to the settlement agreement, after the Order and Final Judgment approving the settlement was entered in the Federal Action, Plaintiff requested that the State Action be dismissed with prejudice.  The Court granted this request on September 22, 2008.  All amounts due under the settlement were accrued as of February 2, 2008 and paid during the third quarter of fiscal 2009.

In January 2007, the Company also filed a motion to dismiss or stay the State Action in favor of the earlier filed Federal Action.  The defendant directors and officers joined in that motion.  Pursuant to a joint stipulation, the Court ordered that the State Action be stayed in favor of the earlier-filed Federal Action.  Thereafter, as stated above, the parties to the Federal Action reached an agreement to settle that action.  On May 28, 2008, the parties to both the Federal Action and the State Action executed a definitive settlement agreement.  Pursuant to the settlement agreement, after the Order and Final Judgment approving the settlement was entered in the Federal Action, Plaintiff requested that the State Action be dismissed with prejudice.  The Court granted this request on September 22, 2008.  All amounts due under the settlement were accrued as of February 2, 2008 and paid during the third quarter of fiscal 2009.

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

In May 2007, the IRS began an employment tax audit for calendar years 2004 and 2005.  The Company requested that calendar year 2006 also be included in this audit cycle, and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to the Company’s granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company recently settled this IRS employment tax audit.  The Company paid the amounts due to the IRS pursuant to that settlement in fiscal 2009.  The Company has also reported these IRS adjustments to the California Employment Development Department and has recently reached a settlement of the corresponding state tax and interest adjustments.  The Company paid the State tax amounts due under the settlement in March 2009, which were previously accrued.  The Company does not expect that any further tax amounts will be due under either settlement.

In August 2007, the IRS began an income tax audit of the Company’s fiscal 2005.  This audit was concluded in fiscal 2009 and did not result in a material financial impact to the Company’s operations or financial condition.

13.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Diluted net income per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for fiscal 2009, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Numerator:
Net income, as reported	$26,423	$70,209	$6,244
Denominator:
Weighted average common shares outstanding - basic	26,892	25,683	22,683
Effect of dilutive securities:
Escrowed shares related to Blue7 acquisition	—	—	94
Stock options	813	2,867	2,893
Shares used in computation - diluted	27,705	28,550	25,670
Net income per share:
Basic	$0.98	$2.73	$0.28
Diluted	$0.95	$2.46	$0.24

A summary of the excluded potentially dilutive securities as of the end of each fiscal year follows (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Stock options excluded because exercise price in excess of average stock price	2,079	362	489

14.	Stock option plans

2003 Director stock option plan

During fiscal 2004, the Company adopted the 2003 Director Stock Option Plan (the “2003 Director Plan”) to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005.  A total of 207,500 shares of common stock are currently reserved for issuance under the 2003 Director Plan of which 97,500 have been granted as of January 31, 2009.

2001 Employee stock option plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Option Plan (the “2001 Option Plan”) and reserved 500,000 shares of the Company’s common stock for issuance under the plan, with automatic annual increases on the first day of the Company’s fiscal year equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the Company’s outstanding common stock on such date, or (iii) a lesser number of shares as determined by the Board of Directors, commencing February 1, 2002.  Generally, the plan provides for the granting of options to purchase shares of common stock at the fair market value on the date of grant.  Options granted under the plan generally become exercisable over a five-year period and expire no more than ten years from the date of grant (all options outstanding at January 31, 2009 expire ten years from date of grant).  The 2001 plan replaced the predecessor 1994 Option Plan which expired in fiscal 2005.  As of January 31, 2009, the Company had reserved a total of 6.3 million shares of common stock for issuance under this plan of which 6.3 million had been granted.  Effective February 1, 2009, the shares reserved for future issuance under the 2001 Option Plan were automatically increased by 1.0 million shares in accordance with the term of the Plan.

The total stock option activities and balances of the Company’s stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, January 28, 2006	4,885,217	$4.75
Granted (Weighted average fair value of $9.58)	1,092,837	10.51
Cancelled	(173,783)	8.14
Exercised	(337,909)	2.74

Balance, February 3, 2007	5,466,362	$5.92
Granted (Weighted average fair value of $29.23)	1,204,900	45.44
Cancelled	(249,177)	20.47
Exercised	(2,480,266)	3.82

Balance, February 2, 2008	3,941,819	$16.78	$7.34	$125
Granted (Weighted average fair value of $10.08)	1,290,960	15.52
Cancelled	(203,030)	25.01
Exercised	(571,992)	5.50

Balance, January 31, 2009	4,457,757	$17.50	$7.46	$5,479

Ending Vested and Expected to Vest	4,253,850	$17.40	$7.41	$5,444
Ending Exercisable	1,858,501	$14.02	$5.95	$4,859

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.22 as of January 31, 2009, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised during fiscal 2009, 2008 and 2007 equaled $12.5 million, $85.9 million and $3.7 million, respectively.  The total fair value of options, which vested during fiscal 2009, 2008 and 2007 equaled $14.0 million, $5.2 million and $5.5 million, respectively.  At January 31, 2009, 64,178 shares were available under these plans for future grants.

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at January 31, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at January 31, 2009	Weighted Average Exercise Price Per Share
$0.95	$3.50	478,060	3.37	$2.58	458,540	$2.56
$4.25	$7.89	510,267	5.05	$7.01	412,416	$7.05
$7.99	$9.89	292,931	7.63	$9.57	47,498	$9.40
$10.87	$10.87	794,000	9.76	$10.87	—	$—
$11.06	$11.06	536,582	7.57	$11.06	245,759	$11.06
$11.40	$15.91	478,035	6.71	$12.39	285,112	$12.30
$18.26	$28.63	461,982	8.48	$24.09	115,300	$25.34
$31.57	$31.57	161,500	8.50	$31.57	46,589	$31.57
$41.58	$41.58	100,000	9.03	$41.58	100,000	$41.58
$45.83	$45.83	644,400	8.76	$45.83	147,287	$45.83
$0.95	$45.83	4,457,757	7.46	$17.50	1,858,501	$14.02

As of January 31, 2009, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $40.6 million and will be recognized over an estimated weighted average amortization period of 3.49 years.  The amortization period is based on the expected vesting term of the options.

Preferred stock rights plan

On May 28, 2004, the Company’s Board of Directors adopted a Preferred Stock Rights Plan.  Under the plan, the Company declared a dividend of one Preferred Share Purchase Right (“the Rights”) for each share of common share held by shareholders of record as of the close of business on June 18, 2004.  Each Right initially entitles shareholders to purchase a fractional share of the Company’s preferred stock at $58 per share.  However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.  If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the shareholder rights plan remains in place, then, unless the Rights are redeemed by the Company for $0.001 per right, the Rights will become exercisable by all right holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the Right’s then-current exercise price.  Absent the aforementioned triggering events, the Rights will expire on June 18, 2014.  The Rights may have the effect of deterring or delaying a change in control of the Company.

Employee stock purchase plan

During fiscal 2002, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) and reserved 100,000 shares of the Company’s common stock for issuance under the plan, with an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the Company’s outstanding common stock on such date, or (iii) a lesser number of shares as determined by the Board of Directors.  Under this plan, eligible employees may authorize payroll deductions of up to 10% of their regular base salaries to purchase common stock at 85% of the fair market value at the beginning or end of each six-month offering period.  During fiscal 2009, 2008 and 2007, 153,796, 46,864 and 36,277 shares of the Company’s common stock were purchased at an average price of $9.48, $22.28 and $8.02 per share, respectively.  As of January 31, 2009, the Company had reserved a total of 0.8 million shares of common stock for issuance under this plan of which 0.7 million had been granted.  Effective February 1, 2009, an additional 300,000 shares were available for issuance under the 2001 Purchase Plan pursuant to the automatic annual increase provision in the Plan.

Valuation of share-based compensation

The fair value of share-based compensation awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB No. 107, Share-Based Payment (“SAB 107”) and its prior period pro-forma disclosures of net earnings, including share-based compensation expense (determined under a fair value method as prescribed by SFAS 123).  The weighted-average estimated values of employee stock options granted during fiscal 2009, 2008 and 2007 were $10.08, $29.23 and $9.58 per share, respectively.  The weighted-average estimated fair value of employee stock purchase plan shares issued during fiscal 2009, 2008 and 2007 were $4.69, $11.52 and $5.93, per share, respectively.  The fair value of each option granted and employee stock purchase plan share issued was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	January 31,	February 2,	February 3,
Stock options	2009	2008	2007
Expected volatility	68.11%	68.39%	69.98%
Risk-free interest rate	2.46%	3.79%	4.77%
Expected term (in years)	5.95	6.04	5.90
Dividend yield	None	None	None

	Years Ended
	January 31,	February 2,	February 3,
Employee stock purchase plan	2009	2008	2007
Expected volatility	89.90%	60.10%	54.55%
Risk-free interest rate	1.05%	4.44%	4.66%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	None	None	None

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

Non-employee related share-based compensation expenses

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services (“EITF 96-18”), the Company recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model for fiscal 2009 includes the following weighted average assumptions; expected stock price volatility of 69%, expected term of 6.39 years, dividend yield of zero percent and risk-free interest rates of 3.14%.  Total non-employee share-based compensation recorded during fiscal 2009, 2008 and 2007 was $56,000, $432,000 and $317,000, respectively.

15.	Income taxes

Income before provision for income taxes consisted of the following (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
United States	$9,380	$61,953	$6,135
International	21,937	1,130	537
Total	$31,317	$63,083	$6,672

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Current
Federal	$3,441	$5,410	$314
State	478	34	64
Foreign	365	58	50
Total current	$4,284	$5,502	$428

Deferred
Federal	966	(9,195)	—
State	(356)	(3,427)	—
Foreign	—	(6)	—
Total deferred	610	(12,628)	—
Total provision (benefit)	$4,894	$(7,126)	$428

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended
	January 31,	February 2,
	2009	2008
Deferred tax assets:
Net operating losses carry forwards	$11,165	$943
Allowance, reserve and other	1,729	4,864
Depreciation	371	515
Tax credits	4,623	4,914
Share-based compensation	6,073	3,053
Total gross deferred tax assets	23,961	14,289
Valuation allowance	(8,429)	—
Total net deferred tax assets	15,532	14,289
Deferred tax liabilities:
Acquired intangibles	(2,706)	(1,621)
Total net deferred tax assets	$12,826	$12,668

SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.”  Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards.  As of January 31, 2009, net operating loss carry forwards amounted to approximately $63.0 million and $12.0 million for federal and California tax purpose, which will begin to expire in 2010 through 2013.  The Company also had federal and state research credit carryovers of $9.8 million and $8.9 million respectively.  If not utilized, the federal credits begin to expire in 2010.  The state research credit has no expiration.  Of the total net operating loss carryover, $54.7 million federal and $8.0 million state losses will be recorded as a paid-in capital when utilized in the future.  The Company also has $43.0 million foreign operating loss carryforwards through its recent acquisition of a foreign operation.  The valuation allowance increased by $8.4 million in fiscal 2009 due to management’s assessment that the foreign net operating loss carryforward is not more likely than not to be realized.  The valuation allowance decreased by $33.7 million in fiscal 2008 due to the recognition of the deferred tax assets.

Net operating losses and tax credit carry forwards as of January 31, 2009 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$54,698	Thru 2028
Net operating losses, state	8,018	Thru 2018
Tax credits, federal	9,791	Thru 2029
Tax credits, state	8,851	Indefinite

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

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Computed at federal statutory rate of 35%	$10,961	$22,091	$2,336
State taxes provision (benefit), net of federal benefit	(72)	(3,405)	42
Difference between statutory rate and foreign effective tax rate	(5,810)	(287)	(109)
Expenses not deductible for tax purposes	30	673	235
Share based compensation expense	617	637	554
Change in valuation allowance, federal effect only	—	(25,031)	(1,505)
Tax credits	(876)	(1,804)	(1,125)
Other	44	—	—
Total	$4,894	$(7,126)	$428

Included in the balance of unrecognized tax benefits at January 31, 2009 are $10.9 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.  During the twelve months ended January 31, 2009, the Company added $6.7 million of unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 2, 2008	$4,229
Additions based on tax positions related to the current year	6,220
Additions for tax positions of prior years	576
Reductions for tax positions of prior year	(76)
Balance at January 31, 2009	$10,949

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes.  In fiscal 2009, the Company recorded $0.1 million of such interest and penalty expense and as of January 31, 2009, the balance of such accrued interest and penalty was $0.1 million.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

In May 2007, the IRS began an employment tax audit for calendar years 2004 and 2005.  The Company requested that calendar year 2006 also be included in this audit cycle, and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to the Company's granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  The Company recently settled this IRS employment tax audit.  The Company paid the amounts due to the IRS pursuant to that settlement in fiscal 2009.  The Company has also reported these IRS adjustments to the California Employment Development Department and has recently reached a settlement of the corresponding state tax and interest adjustments.  The Company paid the State tax amounts due under the settlement on or about March 6, 2009.  The Company does not expect that any further tax amounts will be due under either settlement.

In August 2007, the IRS began an income tax audit of fiscal 2005.  This audit was concluded in fiscal 2009 and did not result in a material financial impact to the Company's operations or financial condition.

The Company’s tax filings for the fiscal years from 1994 to 2009 remain open in various taxing jurisdictions.  The Company does not anticipate that its unrecognized tax benefit would change significantly in the coming 12 month period.

At January 31, 2009, undistributed earnings of the Company’s foreign operations totaling $25.7 million were considered to be permanently reinvested.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is management’s intention to utilize those earnings in the foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

16.	Significant customers

Major customers that accounted for over 10% of the Company’s net revenue are as follows:

	Years Ended
	January 31,	February 2,	February 3,
Customer	2009	2008	2007
MTC Singapore	21%	23%	*
Cisco Systems **	22%	*	*
Uniquest Corp.	*	19%	17%
Macnica, Inc.	*	12%	*
Freebox SA	*	*	20%

*	Net revenue from customer was less than 10% of the Company’s net revenue.
**	Includes both direct sales and indirect sales made through subcontractors.

No domestic customers accounted for more than 10% of total accounts receivable at January 31, 2009, February 2, 2008 and February 3, 2007.  Four international customers accounted for 28%, 20%, 10% and 10% of total accounts receivable at January 31, 2009.  Three international customers accounted for 46%, 15% and 14% of total accounts receivable at February 2, 2008.

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

During June 2005, the Company loaned $0.5 million to Blue7, a California corporation, in which the Company had invested $1.0 million for an approximate 17% ownership interest.  One of the Company’s board members had invested $0.1 million for a 2% ownership interest during fiscal 2005.  In November 2005 and January 2006, the Company loaned an additional $0.3 million and $0.2 million, respectively, to Blue7.  During fiscal 2007, the total loan balance of $0.9 million was forgiven and accounted for as part of the Blue7 acquisition cost.  Also, related to the Blue7 acquisition in fiscal 2007, 2,645 shares of stock options were granted to a Blue7 consultant who was one of the Company’s board members.  During fiscal 2008, 1,984 of these shares were exercised and the remaining 661 shares were cancelled.

During the fourth quarter of fiscal 2009, the Company liquidated its investment in Envivio, Inc., in which the Company had invested capital of $0.3 million for an ownership fraction of less than 1% ownership interest.  In addition, three of the Company’s board members have liquidated their investments in this same firm, which had aggregated to an ownership fraction of less than 1% ownership interest.  The Company’s Chairman and Chief Executive Officer, Thinh Tran, resigned as a member of Envivio’s Board of Directors.

18.	Segment and geographical information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment.  The Company’s operating segment consists of its geographically based entities in the United States, Hong Kong and Singapore.  The Company’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income.

The following table sets forth net revenue attributed to each product group (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
SoCs	$207,096	$216,703	$86,984
Other	2,064	4,503	4,234
Net revenue	$209,160	$221,206	$91,218

The following table sets forth net revenue attributable to each target market (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
IPTV	$164,334	$164,143	$61,501
Connected media players	30,069	49,127	24,698
Prosumer and industrial audio/video	8,099	—	—
HDTV	1,664	3,633	1,657
Wireless	826	—	—
Other	4,168	4,303	3,362
Net revenue	$209,160	$221,206	$91,218

The following table sets forth net revenue to each geographic region based on the invoiced location of customer (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Asia	$116,583	$153,146	$48,386
Europe	80,067	56,782	33,109
North America	12,464	11,173	9,607
Other regions	46	105	116
Net revenue	$209,160	$221,206	$91,218

The following table sets forth net revenue to each significant country based on the invoiced location of customer (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Singapore	$43,450	$52,529	$7,403
France	31,004	31,448	26,836
Netherlands	24,819	4,389	81
China	24,583	16,597	9,767
Taiwan	21,736	10,863	4,368
Japan	11,030	26,754	7,286
United States	10,620	11,163	9,498
Korea	10,437	42,941	15,616
Rest of the world	31,481	24,522	10,363
Net revenue	$209,160	$221,206	$91,218

*	Net revenue is attributable to countries based on invoiced location of customer.

The following table set forth long-lived assets, which consist primarily of software, equipment and leasehold improvements and other non-current assets, by geographic regions based on the location of the asset (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
United States	$18,487	$8,827	$1,721
All other countries	2,855	618	461
Total long-lived assets	$21,342	$9,445	$2,182

The following tables set forth customers accounting for 10% or more of Company’s net revenue (in thousands):

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
MTC Singapore	21%	23%	*
Cisco Systems **	22%	*	*
Uniquest Corporporation	*	19%	17%
Macnica, Inc.	*	12%	*
Freebox SA	*	*	20%

*	Net revenue from customer was less than 10% of net revenue.
**	Includes both direct sales and indirect sales made through subcontractors.

19.	Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of the Company’s most recent eight fiscal quarters (in thousands, except per share amounts):

	Quarters Ended
	January 31,	November 1,	August, 2,	May 3,		February 2,	November 3,	August 4,	May 5,
	2009	2008	2008	2008		2008	2007	2007	2007
Net revenue	$47,306	$46,760	$58,212	$56,882		$76,398	$66,244	$42,548	$36,016
Gross profit	21,354	21,659	29,521	28,020	(1)	37,453	35,227	22,308	17,810
Income from operations	2,819	3,589	12,727	6,484	(1)	20,852	22,413	8,796	5,240
Net income	6,579	3,671	9,591	6,582	(1)	35,302	20,950	8,588	5,369
Net income per share:
Basic	$0.25	$0.14	$0.36	$0.23	(1)	$1.19	$0.80	$0.36	$0.23
Diluted	$0.24	$0.14	$0.35	$0.22	(1)	$1.12	$0.72	$0.32	$0.20

(1)
The amounts included in the first quarter of fiscal 2009 reflect the Company’s change in method of accounting for valuing the portion of its inventory known as tested wafers or die bank.  The Company has accounted for this change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 requires that all elective accounting changes be made on a retrospective basis.  Prior to the first quarter of fiscal 2009, the Company did not maintain a material level of die bank within its inventory.  Therefore, the Company has determined that no material retrospective adjustments were necessary for periods before fiscal 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of January 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

Armanino McKenna LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of January 31, 2009.  Armanino McKenna LLP has issued an attestation report with an unqualified opinion.  This attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

ITEM 9B.	OTHER MATTERS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation,” and “Director Compensation,” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 9, 2009.  We are incorporating the information contained in those sections here by reference.

ITEM 11.	EXECUTIVE COMPENSATION

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation,” and “Director Compensation,” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 9,, 2009.  We are incorporating the information contained in those sections here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 9, 2009.  We are incorporating the information contained in that section here by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

You will find this information in the sections captioned “Certain Relationships and Related Transactions,” and “Corporate Governance and Other Matters,” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 9, 2009.  We are incorporating the information contained in those sections here by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the sections captioned “Report of the Audit Committee” and Proposal for Ratification of Selection of Independent Auditors,” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 9, 2009.  We are incorporating the information contained in those sections here by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	77

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 2nd day of April 2009.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	April 2, 2009

/s/ Thomas E. Gay III Thomas E. Gay III	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 2, 2009

/s/ William J. Almon William J. Almon	Director	April 2, 2009

/s/ Julien Nguyen Julien Nguyen	Director	April 2, 2009

/s/ Lung C. Tsai Lung C. Tsai	Director	April 2, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions:
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Classification	Year	Expenses	Deductions:	Year
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal year
2009	$252	$948	$666	$534
2008	601	619	968	252
2007	1,491	30	920	601

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Bylaws of the Company, as amended.	Incorporated by reference to exhibit 3.6 filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock dated June 4, 2004.	Incorporated by reference to exhibit 3.6 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.8	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
Incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed on June 8, 2004.

10.1*	Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.2*	1994 Director Stock Option Plan and form of Director Option Agreement.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

10.5	Industrial Lease by and between AMB Property, L.P. and the Company dated February 22, 2007	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Form S-8 filed on July 11, 2003.

10.7	Loan and Security Agreement, dated as of August 12, 2005, by and between the Registrant and United Commercial Bank.	Incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed on September 8, 2005.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith as page E-1.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith as page 74.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-2.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith as page E-3.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-4.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as page E-5.

*	Indicates management contract or compensatory plan or arrangement.