Form 10-K/A
period 2009-01-31
SIGMA DESIGNS INC
filed 2009-05-29
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

 (Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 31, 2009

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐           Accelerated filer  ☒           Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐               No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 1, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $433,890,122 based on the closing sale price of $17.21 per share on that date.  Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,604,647 shares of the Registrant’s Common Stock outstanding on March 13, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, originally filed on April 2, 2009 (the “Original Filing”). This Amendment reflects the addition of the information required by Part III of the report.  The reference on the cover of the Original Filing to the incorporation by reference of the Registrant’s definitive proxy statement into Part III of the Report is hereby amended to delete that reference. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as otherwise stated herein, no other information contained in the Original Filing is amended hereby.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our executive officers, directors and other key employees as of May 18, 2009:

Name	Age	Position(s) with the Company
Thinh Q. Tran	55	President, Chief Executive Officer and Director
Thomas E. Gay III	60	Chief Financial Officer and Secretary
David Lynch	53	Senior Vice President of Sales and Marketing
Jacques Martinella	53	Vice President of Engineering
Kenneth Lowe	53	Vice President of Strategic Marketing
William J. Almon (1)(2)(3)	76	Director
Julien Nguyen (1)(2)(3)	52	Director
Lung C. Tsai (1)(2)(3)	61	Director
 ___________________
(1)           Member of the Audit Committee.
(2)           Member of the Compensation Committee.
(3)           Member of the Nominating and Corporate Governance Committee.

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

Mr. Almon has served as one of our directors since April 1994.  Mr. Almon served as the President, Chief Executive Officer and Chairman of the Board of Grandis, Inc., a solid-state memory company, from May 2002 to June 2006.  Prior to that, Mr. Almon was Managing Director of Netfish Technology from 1999 to May 2001 when it was acquired by Iona Technologies PLC.  He was Chairman of the Board of Internet Image, an internet software company, from January 1999 to December 1999, when it merged with Intraware, Inc.  In May 1994, Mr. Almon founded and served as Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks.  From December 1989 until February 1993, Mr. Almon served as President and Chief Operating Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices.  Mr. Almon retired from IBM in 1987 after 30 years of service, most recently as Vice President Low End Storage.

Mr. Nguyen has served as one of our directors since May 2000.  Since March 2005, Mr. Nguyen has served as the Managing Partner of Concept Ventures, an early stage venture capital fund.  In May 2001, Mr. Nguyen founded Applied Materials Ventures, a corporate venture fund, and served as its Managing Partner until March 2005.  In January 1999, Mr. Nguyen co-founded Ezlogin, a developer of personalization infrastructure tools for internet sites and wireless carriers and served as its Chairman from January 1999 to June 2000.  From June 1996 to September 1998, Mr. Nguyen founded Novita Communications and served as its Chief Executive Officer.  Novita, a Java-based communications software company, was acquired by PlanetWeb in 1998.  From February 1995 to October 1996, Mr. Nguyen served as our Co-Chairman and Chief Technical Officer.  From August 1993 until January 1995, he served as our Vice President, Engineering and Chief Technical Officer.  From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive of E-Motions, which was acquired by Sigma in 1993.  Prior to founding E-Motions, Mr. Nguyen worked at Radius Inc. as Director of Product Development.

Mr. Tsai has served as one of our directors since June 2003.  He is one of the co-founders of MechanicNet Group, Inc., a software company serving the automotive aftermarket industry, and has served as its Chairman and Chief Executive Officer since 1999.  Prior to MechanicNet Group, Inc., Mr. Tsai co-founded Internet Image, a Java solutions company for online software deployment and served as its Chief Executive Officer from 1993 until its acquisition by Intraware, Inc. in 1999.  Previously, Mr. Tsai co-founded and served as Vice President of Operations and Vice President of Sales & Marketing for Destiny Technology Corp., a laser printer controller firmware development company from 1987 to 1993.  Prior to Destiny Technology Corp, Mr. Tsai served as Vice President of System Development for Mellon Bank and Bank of America.

There are no family relationships among any of our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2009, except that Jacques Martinella filed one form 4 late to report the acquisition of 334 shares upon exercise of a stock option and subsequent sale of these shares and David Lynch and Trinh Tran each filed one form 4 late to report the grant of 100,000 options.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct, which is applicable to our directors, officers and employees.  The Code of Business Ethics and Conduct is available on the Company’s website at http://www.sigmadesigns.com—“Investors”—“Governance”.  The Company will disclose any amendment to the Code or waiver of a provision of the Code applicable to an officer or director, including the name of the officer to whom the waiver was granted, on the Company’s website at http://www.sigmadesigns.com—“Investors”—“Governance.”

Audit Committee

The Audit Committee currently consists of Messrs. Almon, Nguyen and Tsai, each of whom is a non-management member of our Board of Directors.  Mr. Almon is our audit committee financial expert as currently defined under Securities and Exchange Commission rules.  The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, Sigma's independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagement of such auditors, including the audit engagement letter, and review Sigma's accounting policies and its systems of internal accounting controls.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.  The Audit Committee held nine meetings in fiscal 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how we compensate our Chief Executive Officer, Chief Financial Officer and our top three highest paid other executive officers as of January 31, 2009, who we refer to collectively as our named executive officers.  In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2009 and 2010.

The Compensation Committee of our Board of Directors, which we refer to as the Committee in this section, administers the compensation program for our named executive officers, with the assistance of our Chief Executive Officer and an independent compensation consultant.

Our Executive Compensation Philosophy and Objectives

We are engaged in a dynamic and competitive industry and currently face a very challenging economic environment.  Our success depends upon our talented employees and the leadership provided by our named executive officers is a key factor in our success.  The Committee has designed our executive compensation program to achieve the following objectives:

•
Attract and retain highly qualified talent.  We compete for talented executives with leading technology companies worldwide along with both technology start-ups and established businesses.  Our compensation programs allow us to attract and retain dynamic, experienced people who are motivated by the challenges and opportunities of growing our business.

•	Align the interests of our executives with stockholders. We believe our programs should reward our executive officers for contributions to increase our shareholder value.

•
Manage resources efficiently.  Employee compensation is a significant expense for us.  We strive to manage our compensation programs to balance our need to reward and retain executives with preserving stockholder value.

Components of Compensation

In an effort to meet these objectives, our executive compensation program consists of the following components:

•
Base salary.  The Committee believes that base salary should provide executives with a predictable income sufficient to attract and retain strong talent in a competitive marketplace.  We generally set executive base salaries at levels that we believe enable us to hire and retain individuals in a competitive environment.

•
Equity Awards.  The Committee believes that long-term equity incentives, such as stock options that vest over a period of time, focus executives on increasing long-term shareholder value and are key retention devices for executives through use of multi-year vesting periods.

•
Discretionary Cash Bonus Awards.  Our Committee has historically awarded cash bonuses on occasion in recognition of strong company performance or to reward significant individual contributions.  Historically, our Committee has retained the discretion to determine individual cash bonus awards after the completion of a fiscal year.

•	General Benefits. We provide generally competitive benefits packages, such as medical, life and disability insurance, to our executives on the same terms as our other employees.

The Committee views these components of executive compensation as related, but does not believe that compensation should be derived entirely from one component, or that significant compensation from one component should necessarily reduce compensation from other components.  The Committee has not adopted a formal or informal policy for allocating compensation between long-term and current compensation or between cash and non-cash compensation.

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee with the assistance of our Chief Executive Officer.  In fiscal 2009, the Committee retained an independent compensation consultant, Compensation Resources, Inc., or CRI, to assist with the compensation-determination process for all executive officers, including our Chief Executive Officer, and to conduct a comparative study of our executive compensation policies, practices and procedures relative to other publicly traded companies.  CRI worked with the Committee to gather and analyze third-party data about our peer companies’ compensation practices and provided feedback regarding proposed compensation decisions.  The Committee also engaged CRI to assist in its review of the compensation of our non-employee directors.

The Committee typically reviews our executive officers’ compensation on an annual basis.  The Committee has historically met to review compensation for our Chief Executive Officer at the beginning of each fiscal year and again as part of its typical review of compensation of all our executive officers toward the end of the fiscal year.  In light of the critical functions and leadership role of our Chief Executive Officer, who is our founder and has served as our Chief Executive Officer since our inception over 25 years ago, the Committee believes our Chief Executive Officer should be our mostly highly compensated officer and has typically reviewed his compensation twice a year to ensure we are providing a competitive compensation package consistent with our overall business performance.  In connection with its review of the compensation of our Chief Executive Officer that occurs at the start of a fiscal year, the Committee reviews our prior year performance, our Chief Executive Officer’s contributions to that performance and other relevant factors, such as compensation paid to chief executive officers of our peer companies.

In making its compensation decisions in fiscal 2009, the Committee engaged in a multi-faceted review process.  At the outset, the Committee worked directly with CRI to conduct a market assessment of our executives’ base salaries, total cash compensation (base salary plus cash bonuses), long-term incentive compensation (the three-year average of all equity-based awards) and total compensation (total cash compensation, long-term incentive compensation plus all other compensation).  The market assessment consisted of a review of compensation information from a select group of peer companies and utilized information from the following surveys: (i) Radford Executive Survey 2008; (ii) 2008 Executive Comp Survey; (iii) 2008 Executive Assessor; (iv) 2008 Benchmark Database Executive Survey; (v) 2008 ChiPs Executive & Sr. Management Total Compensation Survey; and (vi) 2007-2008 Survey Report on Top Management Compensation.

The Committee, with the assistance of CRI, developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) geographic location; (iii) annual revenue of between one-half to two times our annual revenue; and (iv) a number of employees comparable to our workforce.  Based on these criteria, the following forty-two companies were selected to form our peer group:

Actel Corp.	Advanced Energy Inds Inc.	Anadigics Inc.
Applied Micro Circuits Corp.	Asyst Technologies Inc.	Atheros Communications, Inc.
Atmi Inc.	Axcelis Technologies Inc.	Cabot Microelectronics Corp.
Cirrus Logic Inc.	Cohu Inc.	Diodes Inc.
DSP Group Inc.	Emcore Corp.	Formfactor Inc.
Hittie Microwave Corp.	Integrated Silicon Solution Inc.	Ixys Corp.
Lattice Semiconductor Corp.	Mattson Technology Inc.	Micrel Inc.
Microsemi Corp.	Mindspeed Technologies, Inc.	Monolithic Power Systems, Inc.
Photronics Inc.	PMC Sierra Inc.	Power Integrations Inc.
Rambus Inc.	Rudolph Technologies Inc.	Semitool Inc.
Semtech Corp.	Silicon Image Inc.	Silicon Laboratories Inc.
Silicon Storage Technology	SiRF Technology Holdings Inc.	Standard Microsystems Corp
Tessera Technologies Inc.	Trident Microsystems Inc.	Triquent Semiconductor Inc.
Ultra Clean Holdings Inc.	Veeco Instruments Inc.	Zoran Corp.

To determine a market consensus of the various compensation elements for a particular executive position, CRI used the average of various measures, including the mean and median of the information.  In general, the Committee has established general guidelines, which provide that executives’ base salaries should be within ten percentage points higher or lower than the market consensus, and total cash compensation, long-term incentive compensation and total compensation should be within twenty percentage points higher or lower than market consensus.  However, the Committee may approve compensation of individual executives above or below these general guidelines based upon the executive’s performance, position and experience, evaluation of total compensation, as well as external factors affecting our business and market generally.

In setting compensation levels for our executive officers, the Committee considers a number of factors other than the Committee’s general guidelines in making its decision, including the recommendations of our Chief Executive Officer, as described below, internal pay fairness, each executive’s scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives among other factors, and uses the market data simply as a general reference point.

As part of its review process, the Committee also meets separately with our Chief Executive Officer to discuss executive compensation.  Our chief executive officer reviews with the Committee the individual performance of each executive and the leadership demonstrated by the executive during the prior period.  Although there are no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviews the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible.  The type of contributions can vary depending on the officer and the business department.  For example, in its evaluation of our Chief Financial Officer in fiscal 2009, the Committee noted his contributions to the improvements in our internal control over financial reporting.  Our Chief Executive Officer makes recommendations to the Committee for the base salary, cash bonus awards and equity awards for our executive officers, other than for himself.  These recommendations are not determinative but are taken into account by the Committee in making its compensation decisions.  Our Chief Executive Officer also provides the Committee a self-evaluation of his performance and contributions made to our overall performance.  In 2009, the Committee took into account this self-evaluation, but then worked directly with CRI to make decisions for our chief executive officer’s compensation separately and without his participation.

Our Compensation Program Decisions

Base Salary

In February 2008, the Committee met to review the base salary of our Chief Executive Officer.  In connection with its review, the Committee reviewed our performance in fiscal 2008, our Chief Executive Officer’s contributions to that performance and other relevant factors, such as compensation paid to chief executive officers of our peer companies.  The Committee increased the base salary of our Chief Executive Officer from $420,000 to $550,000 effective as of the start of fiscal 2009, primarily in light of our increase in revenues, profitability and shareholder value and the successful completion of our follow-on public offering in fiscal 2008

In October 2008, the Committee commenced its evaluation of compensation for all of our executive officers, including our Chief Executive Officer.  The Committee determined that no change was necessary to the base salary of our Chief Executive Officer.  In making this determination, the Committee noted our Chief Executive Officer’s base salary was above our general guidelines for base salaries.  However, the Committee considered that a reduction on our Chief Executive Officer’s base salary was not necessary because his total compensation was within the Committee’s general guidelines.  In addition, the Committee views the base salary of our Chief Executive Officer differently than our other executive officers as a result of his critical role and leadership across all apects of our business.  The Committee believes our Chief Executive Officer’s base salary, which is above our general guidelines for base salaries, reflects his unique contributions to our business.

The Committee determined it was important to recognize the talent of our other executives with increases in base salary.  With respect to our Chief Financial Officer, the Committee determined that his fiscal 2008 base salary was more than 10% below market consensus; and therefore, fell below the general guidelines of the Committee.  The Committee determined to increase our Chief Financial Officer’s base salary by 6% primarily in light of this market information and his individual performance.  Altough our Chief Financial Officer’s revised base salary continued to be below the market consensus, the six percent pay increase caused his base salary to fall within the general guidelines of the Committee.  In light of the Committee’s review of the VP, Engineering’s performance and contributions, internal pay equity considerations and our general guidelines, the Committee determined to raise our VP of Engineering’s base salary by 6%, which continued to be within the Committee’s general guidelines.  The Committee determined to increase our VP of Strategic Marketing’s base salary by 6%, which continued to be below the general guidelines.  However, the Committee took into account internal pay equity and the total compensation received by the VP of Strategic Marketing, including higher than market consensus long-term incentive compensation, in deciding not to increase his salary to be within the general guidelines of the Committee.  In review of the base salary of our Senior VP of Sales & Marketing, the Committee noted that his base salary was significantly below the market consensus.  This was due, in part, to the fact that our Senior VP of Sales & Marketing was transitioning into that role after having been with us for a period of time in a different role.  The Committee determined to increase his base salary by 33%, which continued to be below the Committee’s general guidelines for base salary.  However, the Committee believed the base salary amount was appropriate in light of the significant increase, as a percentage of prior base salary, along with the fact that our Senior VP of Sales & Marketing was continuing to transition into his new role.

Equity Awards

Our equity-based incentive program for the entire company, including executive officers, currently consists of stock option grants and our employee stock purchase program.  In determining the number of options to be granted to executive officers, the Committee takes into account the market data discussed above, internal pay fairness, the individual’s position and scope of responsibility, the vesting period (and thus, retention value) remaining on the executive’s existing options, the executive’s ability to affect profitability and stockholder value, the individual’s historic and recent job performance and the value of stock options in relation to other elements of total compensation.

In fiscal 2008, the Committee granted annual retention stock option awards to each of our executive officers, except for our senior vice president, worldwide sales who was on an extended sabbatical, as a form of long-term incentive awards.  These stock options vest in accordance with our standard schedule, which provides for vesting over five years at the rate of twenty percent of the shares on the date that is one year after the vesting commencement date specified in the grants and 1/60th of the shares each month thereafter.  In February 2008, the Committee granted our chief executive officer an option to purchase 100,000 shares of common stock in recognition of his performance in fiscal 2008.  This option was fully vested and exercisable on February 11, 2008.

In connection with the annual review of our executive officer compensation in fiscal 2009, the Committee granted stock options to our executive officers as outlined in the Fiscal 2009 Grants of Plan-Based Awards Table below that vest in accordance with our standard schedule described above.  However, as a result of the limited number of shares available for grant under our incentive plan at the time of the Committee’s annual review of executive compensation in late fiscal 2009, the Committee granted only half of the equity award it determined should be awarded to our Chief Executive Officer at that time.  In February 2009, the Committee met again to determine whether our Chief Executive Officer should be awarded an additional option grant and determined to award the remaining amount it had previously determined should be awarded now that there were sufficient shares available for grant under our incentive plan.

Discretionary Cash Bonus Awards

The Committee, from time to time, may award discretionary cash bonuses to our executive officers.  The Committee has not historically adopted a cash incentive plan with specified performance criteria so that it could maintain flexibility to award cash bonuses when extraordinary company or individual performance or other special circumstances warrant such an award.

In early fiscal 2009, the Committee awarded our Chief Executive Officer a cash bonus of $100,000 for our performance in fiscal 2008 and his individual contributions and leadership.  In connection with the annual evaluation of executive compensation that occurred later in fiscal 2009, however, the Committee determined not to award any discretionary cash bonuses to our other executives.  By that time in the year, the Committee was aware of the potential economic challenges that we might face from a slowdown in the macroeconomic environment, generally, and the impact such a slowdown would have on our business, specifically.  The Committee did not feel it was appropriate to award our executives discretionary cash bonuses under those circumstances.  In addition, the Committee believed all of the executive officers’ total compensation, after taking into account the adjustments to base salary and long-term incentive awards and other equity holdings, were within the Committee’s general guidelines for total compensation.

General Benefits

In addition to the compensation opportunities we describe above, we also provide our executive officers and other employees benefits such as medical insurance, life and disability insurance and our 401(k) Savings/Retirement Plan, in each case on the same basis as other employees.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Section 162(m) of the Internal Revenue Code provides that public companies cannot deduct non-performance based compensation paid to certain named executive officers in excess of $1 million per year.  These officers include any employee who, as of the close of the taxable year, is the principal executive officer, and any employee whose total compensation for the taxable year is required to be reported to shareholders under the Securities Exchange Act of 1934 by reason of such employee being among the three highest compensated officers for that taxable year, other than the principal executive officer or the principal financial officer.  The Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one of the many factors considered in determining appropriate levels or modes of compensation.

Fiscal 2009 Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2009 by our Chief Executive Officer, Chief Financial Officer and our top three highest paid other executive officers as of January 31, 2009, who we refer to collectively as our “named executive officers.”

FISCAL 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
Thinh Q. Tran	2009	547,500		—		2,924,490	—	23,021	(2)	3,495,011
President and Chief Executive Officer	2008	420,538		100,000		740,456	—	21,583	(3)	1,282,577
	2007	350,000		35,000		709,639	—	10,000	(4)	1,104,639

Thomas E. Gay III	2009	258,827		—		446,048	—	8,256	(5)	713,131
Chief Financial Officer and Secretary	2008	165,385	(6)	25,000	(7)	295,674	—	433	(8)	486,492
	2007	—		—		—	—	—		—

David Lynch	2009	180,945	(9)	—		181,014	—	48,138	(10)	410,097
Senior Vice President, Worldwide Sales	2008	—		—		—	—	—		—
	2007	—		—		—	—	—		—

Jacques Martinella	2009	258,827		—		267,166	—	6,289	(11)	532,282
Vice President, Engineering	2008	242,008		—		161,322	—	962	(8)	404,292
	2007	223,549		—		148,048	—	—		371,597

Kenneth Lowe	2009	207,062		—		234,347	—	4,980	(12)	446,389
Vice President, Strategic Marketing	2008	192,597		—		139,029	—	308	(8)	331,934
	2007	177,844		—		126,176	—	—		304,020
______________

(1)
Amounts listed in this column represent the compensation expense of option awards recognized by the Company, before forfeitures, under FAS 123R for the corresponding fiscal year, rather than amounts paid to or realized by the named individual, and includes expense recognized in the corresponding fiscal year for awards granted prior to such year.  Please refer to the footnotes to our consolidated financial statements in our 2008 Annual Report on Form 10-K and 2007 Annual Report on Form 10-K for the underlying assumptions for this expense.  There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by us.

(2)
Represents $15,000 paid for annual retainer for services on the Board of Directors, $6,007 for 401K match and $2,014 for group term life insurance.  As of October 28, 2008, Mr. Tran was no longer paid additional compensation for serving on the board of directors.

(3)	Represents $20,000 paid for annual retainer for services on the Board of Directors and $1,583 for 401K match.
(4)	Represents $10,000 paid for annual retainer for services on the Board of Directors and no 401K match was paid in fiscal 2007.
(5)	Represents $5,164 paid for 401K match and $3,092 for group term life insurance.
(6)	Mr. Gay joined us as our Chief Financial Officer on June 1, 2007.
(7)	Represents amount paid as sign on bonus in connection with Mr. Gay’s acceptance of employment with us.
(8)	Represents amount paid as 401K match.
(9)	Mr. Lynch became our Senior Vice President on September 1, 2008.
(10)	Represents $3,947 paid for Registered Retirement Savings Plan match and $290 for group term life insurance.
(11)	Represents $5,212 paid for 401K match and $1,078 for group term life insurance.
(12)	Represents $3,903 paid for 401K match and $1,078 for group term life insurance.

Fiscal 2009 Grants of Plan-Based Awards Table

The following table shows information regarding stock option awards we granted to the named executive officers during the year ended January 31, 2009.  The options granted to our named executive officers in fiscal 2009 were granted under our 2001 Stock Plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	(#)(1)	($/Sh)	(2)
Thinh Q. Tran	11/3/2008	—	—	—	87,500	$10.87	$581,884
President and Chief Executive Officer	2/11/2008	—	—	—	100,000	$41.58	$2,716,220

Thomas E. Gay III.	11/3/2008	—	—	—	30,000	$10.87	$199,503
Chief Financial Officer and Secretary

David Lynch	11/3/2008	—	—	—	100,000	$10.87	$665,010
Senior Vice President, Worldwide Sales

Jacques Martinella	11/3/2008	—	—	—	30,000	$10.87	$199,503
Vice President, Engineering

Kenneth Lowe	11/3/2008	—	—	—	20,000	$10.87	$133,002
Vice President, Strategic Marketing
______________
(1)
All options listed are exercisable as to 20% of the shares on the first anniversary of the grant date, with the remaining shares vesting ratably each month thereafter over the following four years, except for Mr. Tran’s .grant on February 11, 2009 that vested in full on the date of grant.  The option has a term of ten years, subject to earlier termination in certain events relating to termination of employment.

(2)
The grant date fair value was determined under FAS 123R for financial reporting purposes. Please refer to the footnotes to our consolidated financial statements in our 2009 Annual Report on Form 10-K for the underlying assumptions for this expense.  There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by us.

Outstanding Equity Awards At Fiscal Year-End 2009

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of January 31, 2009:

	Number of		Number of Securities
	Securities Underlying		Underlying
	Unexercised Options		Unexercised Options
	(#)		(#)		Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Price ($)	Date (1)
Thinh Q. Tran	45,833		—		$3.50	5/31/2010
President and Chief Executive Officer	31,667		—		$1.25	11/7/2011
	40,986		—		$1.69	10/18/2012
	44,000		—		$3.40	2/20/2013
	2,500	(2)	17,500	(2)	$5.43	3/15/2010
	2,500	(3)	52,500	(3)	$9.89	(9)
	58,000	(4)	62,000	(4)	$11.06	8/25/2016
	100,000	(5)	—		$41.58	2/11/2018
	—		87,500	(6)	$10.87	11/3/2018

Thomas E. Gay, III	38,000	(7)	82,000	(7)	$28.63	6/1/2017
Chief Financial Officer	—		30,000	(6)	$10.87	11/3/2018

David Lynch	—		100,000	(6)	$10.87	11/3/2018
Senior Vice President, Worldwide Sales

Jacques Martinella	20,000		—		$5.75	11/1/2009
Vice President, Engineering	22,916		—		$3.50	5/31/2010
	1,000		—		$1.69	10/18/2012
	9,166		—		$3.40	2/20/2013
	500	(2)	3,500	(2)	$5.43	3/15/2010
	6,500	(3)	10,500	(3)	$9.89	(10)
	14,499	(4)	15,501	(4)	$11.06	8/25/2016
	5,133	(8)	16,867	(8)	$45.83	11/5/2017
	—		30,000	(6)	$10.87	11/3/2018

Kenneth Lowe	10,000		—		$3.50	5/31/2010
Vice President, Strategic Marketing	834		—		$3.40	3/15/2009
	5,417	(2)	2,917	(2)	$5.43	(11)
	5,416	(3)	8,751	(3)	$9.89	(12)
	12,082	(4)	12,918	(4)	$11.06	8/25/2016
	4,666	(8)	15,334	(8)	$45.83	11/5/2017
	—		20,000	(6)	$10.87	11/3/2018
______________

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.
(2)	Exercisable as to 20% of the shares on the first anniversary of 8/9/04, with the remaining shares vesting ratably each month thereafter over the following four years.
(3)	Exercisable as to 20% of the shares on the first anniversary of 10/28/05, with the remaining shares vesting ratably each month thereafter over the following four years.
(4)	Exercisable as to 20% of the shares on the first anniversary of 8/25/06, with the remaining shares vesting ratably each month thereafter over the following four years.
(5)	The option was fully vested and fully exercisable on the date of grant, February 11, 2008.
(6)	Exercisable as to 20% of the shares on the first anniversary of 11/3/08, with the remaining shares vesting ratably each month thereafter over the following four years.
(7)	Exercisable as to 20% of the shares on the first anniversary of 6/1/07, with the remaining shares vesting ratably each month thereafter over the following four years.
(8)	Exercisable as to 20% of the shares on the first anniversary of 11/5/07, with the remaining shares vesting ratably each month thereafter over the following four years.
(9)	30,000 shares underlying this option expire on 3/15/10. 25,000 shares underlying this option expire on 3/15/11.
(10)	6,000 shares underlying this option expire on 3/15/09. 6,000 shares underlying this option expire on 3/15/10. 5,000 shares underlying this option expire on 3/15/11.
(11)	5,000 shares underlying this option expire on 3/15/09. 3,334 shares underlying this option expire on 3/15/10.
(12)	5,000 shares underlying this option expire on 3/15/09. 5,000 shares underlying this option expire on 3/15/10. 4,167 shares underlying this option expire on 3/15/11.

Fiscal 2009 Option Exercises and Stock Vested

The following table sets forth the number of shares acquired pursuant to the exercise of options by our named executive officers during fiscal 2009 and the aggregate dollar amount realized by our named executive officers upon exercise of the option:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Thinh Q. Tran	221,240	6,477,005
President and Chief Executive Officer

Thomas E. Gay III.	—	—
Chief Financial Officer and Secretary

David Lynch	—	—
Senior Vice President, Worldwide Sales

Jacques Martinella	29,168	808,166
Vice President, Engineering

Kenneth Lowe	6,833	105,747
Vice President, Strategic Marketing

(1)
The aggregate dollar value realized upon the exercise of an option represents the difference between the market price of the underlying shares on the date of exercise as measured by the closing price on The NASDAQ Global Market and the exercise price of the option, multiplied by the number of shares exercised.

Potential Payment upon Change of Control

Acceleration of Outstanding Option Awards

Our 2001 Stock Option Plan provides that in the event of a merger or the sale of substantially all of our assets (a “Change of Control Event”), each option outstanding under the 2001 Stock Option Plan that is not assumed or an equivalent option substituted by the successor corporation will fully vest and become exercisable.  The table below shows the number of options that would have vested immediately assuming a Change of Control Event occurred on January 31, 2009:

Name	Number of Options

Thinh Q. Tran	219,500
President and Chief Executive Officer

Thomas E. Gay, III	112,000
Chief Financial Officer

David Lynch	100,000
Senior Vice President, Worldwide Sales

Jacques Martinella	76,368
Vice President, Engineering

Kenneth Lowe	59,920
Vice President of Strategic Marketing

Offer Letter with Kenneth Lowe

Pursuant to the terms of our offer letter with Kenneth Lowe, Mr. Lowe is entitled receive his monthly base salary for a period of twelve weeks following his termination if he is terminated without cause.  The offer letter defines cause to mean termination for any of the following reasons:  (i) engaging in misconduct which is demonstrably injurious to us, (ii) conviction of a crime, (iii) an act of fraud or misappropriation of our property, (iv) a material breach of the offer letter or our proprietary rights agreement, or (v) serving as an employee or consultant for another person or entity during employment with us.  Termination without cause is defined as termination for any reason other than cause.  If Mr. Lowe had been terminated without cause on January 31, 2009, he would have been entitled to receive his gross salary of $8,154, minus any deductions, on a biweekly basis for six pay periods for a total of $48,923.

Fiscal 2009 Director Compensation

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2009:

Director	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
William J. Almon	$25,000	$68,229	$93,229
Julien Nguyen	25,000	56,400	81,400
Lung C. Tsai	25,000	$68,229	93,229

______________
(1)
The amounts listed under “Fees Earned or Paid in Cash” is based on actual payments made to our non-employee directors, which consisted of the standard board retainer fee of $20,000 per year, which was increased effective at the beginning of our last fiscal quarter in fiscal 2009 to an annual retainer of $40,000 per year (paid quarterly).

(2)
Amounts in this column represent the compensation cost of stock option awards recognized during fiscal 2009 for the stock option awards granted.  The stock option awards granted prior to fiscal 2008 have been accounted for using the intrinsic value measurement provisions of APB No. 25 and the stock option awards granted in fiscal 2008 have been calculated in accordance with SFAS No. 123R  (“SFAS 123R”) using the Black-Scholes option pricing model which utilizes certain assumptions outlined in the footnotes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

(3)
The grant date fair value of each stock option award reflected in this column, computed in accordance with SFAS 123R, was as follows: Mr. Almon $347,342, Mr. Nguyen $312,762 and Mr. Tsai $341,711.  The following number of option awards were held by each director and outstanding as of January 31, 2009: Mr. Almon 10,000 shares, Mr. Nguyen 26,875 shares and Mr. Tsai 30,000 shares.

At the beginning of fiscal 2009, each of our directors, including our Chief Executive Officer who serves as a director, received an annual cash retainer fee of $20,000 for services as a director.  This cash retainer was paid on a quarterly basis in equal installments.  Pursuant to the terms of our 2003 Director Stock Option Plan, our non-employee directors were also automatically granted options to purchase 5,000 shares on June 2, 2008, each at an exercise price of $18.26 per share, the closing per share price of our common stock as quoted on The Nasdaq Global Market on the date of grant.  Under the terms of our 2003 Director Stock Option Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of our Common Stock on June 1st of each year.  To be eligible for this grant, a non-employee director must have served on the Board for at least six months as of June 1 of that year and remain a member of the Board of Directors on June 1st.  The option term is ten years and shall be exercisable only while the non-employee director remains a director of the Company.  The exercise price per share shall be 100% of the fair market value per share on the date of grant of the option.  The option becomes fully exercisable upon the first anniversary from its date of grant.

In connection with its annual review of executive officer compensation in October 2008, the Compensation Committee retained Compensation Resources, Inc., an independent compensation consultant, to assist with an evaluation of the compensation of our directors.  As a result of this evaluation, the annual cash retainer was increased from $20,000 to $40,000 per year, to be paid quarterly.  The increase was effective for the fourth quarter of fiscal 2009.  The Committee also determined that our Chief Executive Officer would no longer be eligible to receive any separate compensation for his services on our board of directors, but rather his service on the board would be taken into account during the review of his compensation as an executive officer.  Our directors do not receive any additional cash compensation for services on the committees of the board, nor do they receive additional cash compensation for attendance at meetings.

During its review in October 2008, the Compensation Committee also determined to award to non-employee directors an additional option to purchase 5,000 shares, which award will occur automatically on June 1st of every year, or if June 1st is not a business day, on the first business day following June 1st.  This option grant shall be made under our 2001 Stock Plan, and is in addition to the automatic grant described above pursuant to our 2003 Director Stock Option Plan.  To be eligible for this additional grant, a non-employee director must have served as a director for at least six months and remain a director on such date.  The additional option grant shall have an exercise price equal to the closing price of our common stock on The Nasdaq Global Market on the date of grant and shall vest in full on the first anniversary of the date of grant.

Compensation Committee

The current members of the Compensation Committee are Messrs. Almon, Nguyen and Tsai, each of whom is a non-management member of our Board of Directors.  We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.  The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning Sigma’s executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers.  The Compensation Committee held six meetings in fiscal 2009.  Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis” on page 3.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2009 one of our officers or employees.  None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

William J. Almon
Julien Nguyen
Lung C. Tsai

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of May 1, 2009, as to shares of Common Stock beneficially owned by:  (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers named under “Executive Compensation—Summary Compensation Table” (the “named executive officers”) and (iv) all directors and named executive officers of the Company as a group.  Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.  Unless otherwise indicated below, the address of each beneficial owner listed on the table is c/o Sigma Designs, Inc., 1778 McCarthy Blvd., Milpitas, California 95035.  The percentage of Common Stock beneficially owned is based on 26,605,877 shares outstanding as of May 1, 2009.  In addition, shares issuable pursuant to options or other convertible securities which may be acquired within 60 days of May 1, 2009 are deemed to be issued and outstanding and have been treated as outstanding in calculating determining the beneficial ownership and percentage ownership of those persons possessing such interest, but not for any other individuals.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned

5% Shareholder
Morgan Stanley (2)	2,177,833	8.2%
Royce & Associates, LLC (3)	2,781,696	10.5%

Named Executive Officers, Directors and Nominees for Director

Thinh Q. Tran (4)	869,279	3.3%
Thomas E. Gay III (5)	51,000	*
David Lynch	—	*
Jacques Martinella (6)	106,264	*
Kenneth Lowe (7)	35,498	*
William J. Almon (8)	98,297	*
Julien Nguyen (9)	28,475	*
Lung C. Tsai (10)	30,000	*
All directors and executive officers as a group (8 persons) (11)	1,218,813	4.6%
________________

*	Represents less than 1% of our Common Stock.
(1)
The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)
Based on information contained in the Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on February 17, 2009.  The address of Morgan Stanley is 1585 Broadway New York, NY 10036.

(3)
Based on information contained in the Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on January 30, 2009.  1414 Avenue of the Americas, New York, NY 10019

(4)
Includes 360,486 shares issuable upon exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter; and 480,293 shares of Common Stock held by Thinh Q Tran’s family trust and 28,500 shares of Common Stock held by his three children’s trusts (9,500 shares each).  Mr. Tran disclaims beneficial ownership of Common Stock held by these trusts.

(5)	Includes 50,000 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter.
(6)	Includes 82,548 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter.
(7)	Includes 35,498 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter.
(8)	Includes 10,000 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter.
(9)	Includes 26,875 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2008 or within sixty (60) days thereafter.
(10)	Includes 30,000 shares issuable upon the exercise of outstanding options which were exercisable at May 1, 2009 or within sixty (60) days thereafter.
(11)	Includes 627,073 shares issuable upon the exercise of outstanding options held by eight officers and directors which were exercisable at May 1, 2009 or within sixty (60) days thereafter.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)(2)(3)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	4,457,757	$17.50	164,810
Equity Compensation Plans not approved by security holders	—	—	—
Totals	4,457,757	$17.50	164,810
______________
(1)
The 2001 Stock Plan contains a provision that automatically increases the number of shares reserved for issuance on the first day of the Company’s fiscal year of each succeeding year by the lesser of (i) 1,000,000 shares, (ii) 4% of our outstanding Common Stock on the first day of the fiscal year or (iii) the number of shares determined by the board of directors.  On February 1, 2009, the number of securities remaining available for future issuance under equity compensation plans increased by 1,000,000 shares.

(2)
The 2001 Employee Stock Purchase Plan contains a provision that automatically increases the number of shares reserved for issuance on the first day of the Company’s fiscal year of each succeeding year by the lesser of (i) 500,000 shares, (ii) 2% of our outstanding Common Stock on the first day of the fiscal year or (iii) the number of shares determined by the board of directors.  On February 1, 2009, the number of securities remaining available for future issuance under 2001 Employee Stock Purchase Plan increased by 300,000 shares.

(3)	The 2003 Director Stock Option Plan was adopted to replace the predecessor 1994 Director Stock Option Plan which expired in fiscal 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

It is the Company’s policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company.  This policy is included in the Company’s Code of Business Ethics and Conduct.  The Company conducts a review of all related party transactions for potential conflict of interest situations on an ongoing basis.  The Company’s Audit Committee must approve any waiver of the Code of Ethics for Senior Executives, including related party transactions.  All waivers to the Code of Business Ethics and Conduct must be approved by the Company’s Board of Directors or a committee of the Board of Directors responsible for corporate governance.

Director Independence

The Board of Directors has determined that each of Messrs. Almon, Nguyen and Tsai is an “independent director” within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino McKenna LLP for each of our last two fiscal years.

	2009	2008
Audit fees (1)	2,519,000	2,076,000
Audit-related fees (2)	—	301,000
Tax fees (3)	357,000	299,000
Total	2,876,000	2,676,000
______________
(1)
Audit fees represent fees for professional services provided in connection with their audit of the Company’s consolidated financial statements, their audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, reviews of the consolidated financial statements included in its quarterly reports on Form 10-Q and related statutory and regulatory filings.

(2)	The audit-related fees as of the year ended February 2, 2008 were for services related to Company’s registration statement on Form S-1, that are not included in the “audit fees”.
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm.  In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm.  Under this policy, the Audit Committee must pre-approve all audit and audit related services.  All of the services in fiscal 2008 and 2009 were pre-approved by the Audit Committee.  The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit

The following documents are filed as part of this report:

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 29th day of May 2009.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10 K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinn Q. Tran
Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 29, 2009

/s/ Thomas E. Gay III
Thomas E. Gay III	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 29, 2009

/s/ William J. Almon
William J. Almon	Director	May 29, 2009

/s/ Julien Nguyen
Julien Nguyen	Director	May 29, 2009

/s/ Lung C. Tsai
Lung C. Tsai	Director	May 29, 2009