Form 10-Q
period 2009-05-02
SIGMA DESIGNS INC
filed 2009-06-11
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 29, 2009, the Company had 26,607,877 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	May 2, 2009	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$124,662	$90,845
Short-term marketable securities	19,129	28,862
Accounts receivable, net	20,989	30,719
Inventories	29,806	36,058
Deferred tax assets	1,417	1,417
Prepaid expenses and other current assets	5,016	5,909
Total current assets	201,019	193,810

Long-term marketable securities	77,491	72,523
Software, equipment and leasehold improvements, net	20,968	21,124
Goodwill	9,913	9,928
Intangible assets, net	16,393	17,520
Deferred tax assets, net of current portion	9,080	12,824
Long-term investments	3,501	3,000
Other non-current assets	246	218
Total assets	$338,611	$330,947

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,899	$5,655
Accrued liabilities	11,876	12,826
Total current liabilities	21,775	18,481

Other long-term liabilities	6,026	5,801
Long-term deferred tax liabilities	1,350	1,415
Total liabilities	29,151	25,697

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	362,561	360,908
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	87	273
Retained earnings	32,753	30,010
Total shareholders' equity	309,460	305,250

Total liabilities and shareholders' equity	$338,611	$330,947

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net revenue	$51,243	$56,882
Cost of revenue	26,856	28,862
Gross profit	24,387	28,020

Operating expenses:
Research and development	11,517	10,856
Sales and marketing	3,211	2,641
General and administrative	3,131	6,468
Acquired in-process research and development	—	1,571
Total operating expenses	17,859	21,536
Income from operations	6,528	6,484

Interest and other income, net	778	2,168
Income before income taxes	7,306	8,652
Provision for income taxes	4,563	2,070
Net income	$2,743	$6,582

Net income per share:
Basic	$0.10	$0.23
Diluted	$0.10	$0.22

Shares used in computing net income per share:
Basic	26,592	28,296
Diluted	27,196	29,483

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 2,	May 3,
	2009	2008
Cash flows from operating activities:
Net income	$2,743	$6,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,258	1,680
Acquired in-process research and development	—	1,571
Share-based compensation	1,158	4,754
Provision for excess and obsolete inventory	—	781
Provision (release) for sales returns, discounts and doubtful accounts	99	(222)
Deferred income taxes	3,648	587
Loss on disposal of software, equipment and leasehold improvements	—	1
Tax benefit from employee stock option plan	179	875
Excess tax benefit from share-based compensation	(179)	(875)
Accretion of contributed leasehold improvements	(42)	(31)
Goodwill adjustment	15	—
Changes in operating assets and liabilities:
Accounts receivable	9,631	7,583
Inventories	6,252	(8,008)
Prepaid expenses and other current assets	893	92
Other non-current assets	(27)	(232)
Accounts payable	4,244	(1,210)
Accrued liabilities	(952)	(422)
Other long-term liabilities	267	418
Net cash provided by operating activities	30,187	13,924

Cash flows from investing activities:
Purchase of marketable securities	(18,984)	(24,205)
Sales and maturities of marketable securities	23,773	28,116
Purchases of software, equipment and leasehold improvements	(1,386)	(3,161)
Net cash paid in connection with acquisitions	—	(18,576)
Purchase of long-term investments	(524)	—
Net cash provided by (used in) investing activities	2,879	(17,826)

Cash flows from financing activities:
Repurchase of common shares	—	(80,593)
Net proceeds from exercise of employee stock options and stock purchase rights	316	2,049
Excess tax benefit from share-based compensation	179	875
Net cash provided by (used in) financing activities	495	(77,669)

Effect of foreign exchange rate changes on cash and cash equivalents	256	117
Increase (decrease) in cash and cash equivalents	33,817	(81,454)

Cash and cash equivalents at beginning of period	90,845	174,089
Cash and cash equivalents at end of period	$124,662	$92,635

Supplemental disclosure of cash flow information:

Cash paid for interest	$75	$—
Cash paid for income taxes	$172	$—

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma”, “we”, “our” and “us”) specializes in integrated system-on-chip solutions (“SoC”) for the IPTV, connected media player, prosumer and industrial audio/video, HDTV, wireless and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  They do not include all disclosures  required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2009 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at May 2, 2009 and January 31, 2009, the consolidated results of our operations for the three months ended May 2, 2009 and May 3, 2008, and the consolidated cash flows for the three months ended May 2, 2009 and May 3, 2008.  The results of operations for the three months ended May 3, 2009 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The first quarter of fiscal 2010 ended on May 2, 2009.  The first quarter of fiscal 2009 ended on May 3, 2008.

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

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For the three months ended May 2, 2009, we recorded a net increase of $0.5 million in unrecognized tax benefits.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized.  As a result, we recorded a $3.6 million charge to reduce our previously recognized California deferred tax assets.  The income tax provision for the three months ended May 2, 2009 and May 3, 2008 was $4.6 million and $2.1 million, respectively.

Recent accounting pronouncements:  In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurement (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of FSP 157-4 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of this FSP will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  FSP 115-2 and FSP 124-2, amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and FSP 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of these FSP’s will have on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 shall be effective for interim and annual reporting periods ending after June 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 165 will have on our condensed consolidated financial statements.

2.	Change in accounting policy

Effective for the second quarter of fiscal 2009, we changed our method of accounting for valuing the portion of our inventory known as tested wafers or die bank.  Previously, the expense associated with yield loss from the initial testing of wafers was expensed to cost of revenue until the wafers were moved into the next stage of production.  Historically, we have absorbed the value of rejected die only when the wafers were moved into work in process (“WIP”).  Now, we account for the yield loss from the initial testing by immediately absorbing the cost of the rejected die as they are tested.

In the second quarter of fiscal 2009, we significantly upgraded our enterprise resource planning (ERP) system, which provided better tools to more accurately track and value our die bank.  In addition, in light of our rapid growth in fiscal 2008, our die bank segment of inventory had not been significant in any single period until the first quarter of fiscal 2009.  As a result of increased significance of the die bank inventory, which we currently anticipate will continue, combined with an improved ERP system, we believe that absorbing the yield loss into our inventory consistently throughout the manufacturing process is preferable to the prior accounting method.  In making this determination, we also considered the accounting practices of other fabless semiconductor companies and the added clarity and ease of understanding that such a change would have on our reported results for investors provided by the additional cost component.

We accounted for this change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  This statement requires that all elective accounting changes be made on a retrospective basis.  Accordingly, we retrospectively adjusted our unaudited condensed statement of operations for the three months ended May 3, 2008 and the unaudited consolidated balance sheet as of May 3, 2008 to reflect the results of absorbing the yield loss associated with the sorted wafers in inventory and the direct tax effect of this adjustment.  Prior to the first quarter of fiscal 2009, we did not maintain a material level of die bank within our inventory.  Therefore, we have determined that no material retrospective adjustments were necessary for periods before fiscal 2009.

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

Unaudited Condensed Consolidated Statement of Income
(in thousands, except per share data)

	Three Months Ended
	May 3, 2008
	As Previously Reported	Adjustment	Adjusted

Cost of revenue	$31,249	$(2,387)	$28,862
Gross profit	25,633	2,387	28,020

Income from operations	4,097	2,387	6,484
Income before income taxes	6,265	2,387	8,652
Provision for income taxes	1,598	472	2,070
Net income	$4,667	$1,915	$6,582

Basic net income per share	$0.16	$0.07	$0.23
Diluted net income per share	$0.16	$0.06	$0.22

3.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 2, 2009			January 31, 2009
	Book	Net unrealized	Fair	Book	Net unrealized	Fair
	Value	Gain(Loss)	Value	Value	Gain	Value
Money market funds	$100,401	$—	$100,401	$59,213	$—	$59,213
Corporate commercial paper	4,908	92	5,000	15,728	33	15,761
Corporate bonds	34,232	(137)	34,095	26,529	52	26,581
US agency discount notes	14,559	(34)	14,525	16,015	28	16,043
Auction rate securities	43,000	—	43,000	43,000	—	43,000
Total cash equivalents and marketable securities	$197,100	$(79)	$197,021	$160,485	$113	$160,598

Cash on hand held in the United States			923			1,650
Cash on hand held overseas			23,338			29,982
Total cash on hand			24,261			31,632
Total cash, cash equivalents and marketable securities			$221,282			$192,230

Reported as:
Cash and cash equivalents			$124,662			$90,845
Short-term marketable securities			19,129			28,862
Long-term marketable securities			77,491			72,523
			$221,282			$192,230

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	May 2, 2009		January 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$119,610	$119,530	$88,046	$88,075
Due in greater than 1 year	77,490	77,491	72,439	72,523
Total	$197,100	$197,021	$160,485	$160,598

Our marketable securities include primarily auction rate securities (“ARS”), corporate commercial paper and bonds and US agency notes.  We classify our marketable securities as available-for-sale and report them at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

At May 2, 2009, we held nine auction rate securities with a cost and par value of $43.0 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At May 2, 2009, UBS provided an estimated value for the nine ARS of approximately $37.6 million, which reflects an unrealized loss of $5.4 million from our original cost.  We have not adopted UBS’ estimated value of our ARS for the reasons described below.  As a result of our review and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the $43.0 million carrying value of our nine ARS has not been impaired and that it has no expectation of any material adverse impact on our future results of operations, liquidity or capital resources associated with holding these securities.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of May 2, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon its ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining possible liquidity risk and UBS’ default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

4.	Fair values of assets and liabilities

SFAS 157 and subsequent FASB Staff Positions define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price)” and also, establishes a framework for measuring fair value and expands fair value measurement disclosure.

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

•
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Determination of fair value

Our cash equivalents and marketable securities, with the exception of ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with a high credit ratings and an ongoing trading market.  Our ARS holdings are classified within Level 3 as we have valued the ARS through a discounted cash flow model which requires making a significant assumption as to UBS’ offer to redeem all of the ARS at par value in June 2010 and future interest income from those securities which is not observable in the market.  During the three months ended May 2, 2009, we recorded no impairment loss relating to the value of ARS.  There were no realized gain or losses recorded for these ARS in the three months ended May 2, 2009.

The table below presents the balances of our assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$100,401	$100,401	$—	$—
Corporate commercial paper	5,000	5,000	—	—
Corporate bonds	34,095	34,095	—	—
US agency discount notes	14,525	14,525	—	—
Auction rate securities	43,000	—	—	43,000
Total cash equivalents and marketable securities	$197,021	$154,021	$—	$43,000

5.	Inventories

Inventories consist of the following (in thousands):

	May 2, 2009	January 31, 2009
Wafers and other purchased materials	$16,686	$22,325
Work-in-process	2,513	2,869
Finished goods	10,607	10,864
Total	$29,806	$36,058

6.	Goodwill and intangible assets

Goodwill

The following table sets forth the activity related to the carrying value of goodwill during the three months ended May 2, 2009 (in thousands):

Three Months Ended
May 2, 2009
Beginning balance	$9,928
Purchase price adjustment	(15)
Ending balance	$9,913

Intangible assets

The change in the gross amount of the acquired intangible assets from January 31, 2009 to May 2, 2009 was as follow (in thousands):

	January 31, 2009	Cumulative Translation Adjustments	May 2, 2009
Developed technology	$18,914	$(244)	$18,670
Trademarks	1,478	(52)	1,426
Noncompete agreements	1,400	—	1,400
Customer relationships	1,123	—	1,123
	$22,915	$(296)	$22,619

Acquired intangible assets, subject to amortization, were as follows as of May 2, 2009 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Estimated Useful Life
Developed technology	$18,670	$4,511	$14,159	2 to 9 years
Trademarks	1,426	118	1,308	5 to 10 years
Noncompete agreements	1,400	1,400	—	3 years
Customer relationships	1,123	197	926	7 years
	$22,619	$6,226	$16,393

Amortization expense related to acquired intangible assets was $0.8 million and $0.7 million for the three months ended May 2, 2009 and May 3, 2008, respectively.  As of May 2, 2009, we expect the amortization expense in future periods to be as shown below (in thousands):

	Developed		Customer
Fiscal year	Technology	Trademarks	Relationships	Total
Reminder of 2010	$2,136	$133	$120	$2,389
2011	2,693	178	160	3,031
2012	2,689	178	160	3,027
2013	2,689	178	160	3,027
2014	1,964	119	160	2,243
Thereafter	1,988	522	166	2,676
	$14,159	$1,308	$926	$16,393

7.	Product warranty

In general, we sell our products with a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the condensed consolidated balance sheets.

Details of the change in accrued warranty as of May 2, 2009 and May 3, 2008 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
May 2, 2009	$1,330	$150	$(180)	$1,300
May 3, 2008	1,564	212	(71)	1,705

8.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2010	$1,285
2011	1,550
2012	1,556
2013	1,269
2014	673
Thereafter	2,562
Total minimum lease payments	$8,895

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to 12 week lead-time basis.  As of May 2, 2009, the total amount of outstanding non-cancelable purchase orders was approximately $12.0 million.

Indemnifications

Our standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to our intellectual property.  The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  To date, we have not incurred or accrued any costs related to any claims under such indemnification provisions.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During three months ended May 2, 2009 and May 3, 2008, we recorded royalty expense of $0.6 million and $0.5 million, respectively, which was recorded to cost of revenue.

Contingencies

Litigation

In May 2007, the IRS began an employment tax audit for calendar years 2004 and 2005.  We requested that calendar year 2006 also be included in this audit cycle, and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  We settled the IRS employment tax audit and paid the amounts due to the IRS pursuant to that settlement in fiscal 2009.  We also reported these IRS adjustments to the California Employment Development Department and reached a settlement of the corresponding state tax and interest adjustments.  We paid the State tax amounts due under the settlement in March 2009, which were previously accrued.  We do not expect that any further tax amounts will be due under either settlement.

9.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Diluted net income per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three months ended May 2, 2009 and May 3, 2008 (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2009	May 3, 2008
Numerator:
Net income, as reported	$2,743	$6,582
Denominator:
Weighted average common shares outstanding - basic	26,592	28,296
Effect of dilutive securities:
Stock options	604	1,187
Shares used in computation - diluted	$27,196	$29,483
Net income per share:
Basic	$0.10	$0.23
Diluted	$0.10	$0.22

A summary of the excluded potentially dilutive securities for the three months ended May 2, 2009 and May 3, 2008 are as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Stock options excluded because exercise price is in excess of average stock price	3,020	1,309

10.	Stock option plans and employee benefits

Stock option plans

We have adopted stock option plans that provide for the grant of stock option awards to employees, directors and consultants, which are designed to reward employees, directors and consultants for their long-term contributions to us and provide an incentive for them to remain with us.  As of May 2, 2009, we have two stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”) and the 2001 Employee Stock Option Plan (the “2001 Option Plan”).  As of May 2, 2009, 110,000 shares and 840,256 shares were available for future grants under the 2003 Director Plan and the 2001 Option Plan, respectively.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, January 31, 2009	4,457,757	$17.50
Granted	264,500	11.09
Cancelled	(150,578)	36.42
Exercised	(41,341)	7.63

Balance, May 2, 2009	4,530,338	$16.59	7.36	$12,963

Ending Vested and Expected to Vest	4,276,084	$16.51	7.28	$12,519
Ending Exercisable	1,973,884	$14.17	5.80	$8,621

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.13 as of May 2, 2009, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.2 million and $10.7 million for the three months ended May 2, 2009 and May 3, 2008, respectively, determined as of the date of option exercise.  The total fair value of options, which vested during the three months ended May 2, 2009 and May 3, 2008 was $2.4 million and $3.6 million, respectively.

The options outstanding and currently exercisable at May 2, 2009 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding at May 2, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at May 2, 2009	Weighted Average Exercise Price Per Share
$0.95	$3.50	470,326	3.09	$2.57	459,094	$2.56
$4.25	$7.89	496,567	4.79	$7.04	436,243	$7.07
$7.99	$9.89	264,931	7.59	$9.56	44,415	$9.34
$10.87	$10.87	790,500	9.51	$10.87	—	$—
$11.06	$11.06	533,282	7.32	$11.06	268,859	$11.06
$11.09	$11.40	588,823	7.96	$11.26	209,344	$11.40
$11.69	$28.63	580,759	7.82	$21.73	250,942	$20.61
$31.57	$31.57	161,500	8.25	$31.57	54,964	$31.57
$41.58	$41.58	100,000	8.78	$41.58	100,000	$41.58
$45.83	$45.83	543,650	8.50	$45.83	150,023	$45.83
$0.95	$45.83	4,530,338	7.36	$16.59	1,973,884	$14.17

As of May 2, 2009, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $35.8 million and will be recognized over an estimated weighted average amortization period of 3.47 years.  The amortization period is based on the expected vesting term of the options.

Employee stock purchase plan

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of May 2, 2009, 400,632 shares under the 2001 Purchase Plan remain available for future purchase.

Valuation and expense of share-based compensation

The fair value of share-based compensation awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The weighted-average estimated values of employee stock options granted during the three months ended May 2, 2009 and May 3, 2008 was $6.71 and $18.71 per share, respectively.  The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the employee stock purchase plan during the three months ended May 2, 2009 and May 3, 2008 was $3.93 and $17.45, per share, respectively.  The fair value of each option and employee stock purchase right grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	May 2, 2009		May 3, 2008
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	65.81%	86.68%	71.12%	60.21%
Risk-free interest rate	2.34%	0.36%	3.33%	3.49%
Expected term (in years)	5.91	0.49	5.66	0.50
Dividend yield	None	None	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected term life of purchase rights is the period of time remaining in the then current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

The following table set forth the share-based compensation expense for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Cost of revenue	$85	$83
Research and development expenses	1,258	1,411
Sales and marketing expenses	299	358
General and administrative expenses	(484)	2,902
Total share-based compensation	$1,158	$4,754

Non-employee related share-based compensation expense

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services (“EITF 96-18”), we recorded share-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model applied to non-employee equity awards includes assumptions regarding expected stock price volatility of 65.97%, risk-free interest rates of 2.45%, expected term of options of 5.69 years and dividend yields of zero percent for the three months ended May 2, 2009.  Total non-employee share-based compensation recorded during the three months ended May 2, 2009 and May 3, 2008 was $7,000 and $17,000, respectively.

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $15,500 in calendar year 2009.  Employees age 50 or over may elect to contribute an additional $5,000.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.2 million and $0.2 million for the three months ended May 2, 2009 and May 3, 2008, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan (GRRSP) for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (RRSP), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 Canadian in calendar year 2009.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $21,000 and $11,000 for the three months ended May 2, 2009 and May 3, 2008, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  In December 2008, we implemented a contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $21,000 for the three months ended May 2, 2009.

11.	Significant customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 2, 2009	May 3, 2008
Cisco Systems, Inc. **	*	16%
MTC Singapore	19%	15%
Cowin Worldwide Corporation	18%	—
Macnica, Inc.	*	11%
Freebox SA	*	11%

*	Net revenue from customer was less than 10% of our net revenue.
**
For the three months ended May 2, 2009, Cisco Systems, Inc. transitioned its ordering process with us to multiple third-party contract manufacturers, none of which individually represented 10% or more of our net revenue.

Five international customers accounted for 21%, 18%, 14%, 12% and 11%, respectively, of total accounts receivable at May 2, 2009.  Four international customers accounted for 20%, 13%, 10% and 10%, respectively, of total accounts receivable at January 31, 2009.

12.	Segment and geographical information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Hong Kong and Singapore.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income.

The following table sets forth net revenue for each geographic region based on the invoiced location of customer (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Asia	$37,994	$31,125
Europe	11,781	22,076
North America	1,464	3,656
Other regions	4	25
Net revenue	$51,243	$56,882

The following table sets forth net revenue for each significant country based on the invoiced location of customer (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Taiwan	$15,658	$3,042
Singapore	9,596	8,531
China	9,547	5,508
France	7,675	9,514
Korea	2,286	5,362
Japan	506	7,054
Netherlands	(7)	7,429
Rest of the world	5,982	10,442
Net revenue	$51,243	$56,882

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

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four distinct technologies that we market as separate product lines: media processors, VXP video image processing, Ultra-wideband devices and Z-Wave devices.  Each of these technologies also contributes to our fully integrated SoC offerings.  We target five primary markets: internet protocol TV, or IPTV, connected media players, prosumer and industrial audio/video, high definition TV, or HDTV, and wireless.

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content including IPTV, connected media players, HDTVs, and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a central processing unit, or CPU, and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We target the IPTV, connected media players and HDTV markets with our media processor products.

Our VXP video image processing product line provides a high performance silicon solution that enables studio-quality video output for professional and prosumer applications such as audio video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  We target the prosumer and industrial audio/video markets with our VXP image processing products.

Our Ultra-wideband, or UWB, devices product line provides a high bandwidth radio frequency, or RF, communication solution based on the WiMedia standard to enable home networking and connectivity of high definition video signals using wireless and coax mediums.

Our Z-Wave devices product line provides a low-bitrate, low-power, low-cost RF communication solution that provides for ubiquitous home control of security, monitoring, and automation, or SMA.  We target the wireless market with our UWB devices and Z-Wave devices.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped.  For set-top boxes in the IPTV market, we believe we are currently the only provider qualified to ship digital media processor SoCs based on the Microsoft IPTV platform.  Our SoC solutions are used by leading IPTV set-top box providers such as Cisco Systems/Scientific Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, British Telecom, Deutsche Telekom and Freebox.  We work closely with these carriers and set-top box providers as well as with systems software providers such as Microsoft to design solutions that address the carriers' specific requirements regarding features and performance.  Our media processor products are also used by consumer electronics providers such as D-Link, Linksys, Netgear, Panasonic, Pioneer, Sharp and Sony in applications such as Blu-ray DVD players, HDTVs and connected media players.  Our VXP products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony and Panasonic.  Our UWB and Z-Wave devices product lines target emerging markets and, while they are in production now, we have not yet experienced significant orders from our customers.

Our primary target markets are IPTV, connected media player, prosumer and industrial audio/video, HDTV and wireless.  The IPTV set-top box market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The connected media player market consists primarily of Blu-ray DVD players, digital media adapters and portable media devices that perform playback of digital media stored on optical or hard disk formats.  The prosumer and industrial audio/video markets consist of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  The HDTV market consists of digital television sets offering high definition capability including flat-panel and projection devices.  The wireless market consists of UWB wireless HDAV and speaker solutions and wireless home entertainment networking solutions over coax and a wide variety of home control products such as thermostats, light switches and door locks that we acquired in connection with our Z-Wave acquisition..  We also sell products into other markets such as the PC-based add-in and connectivity devices markets.  We currently derive minor revenues from sales of our products into these other markets.

For each of the three months ended May 2, 2009 and May 3, 2008, we derived 99% of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions decreased $5.3 million, or 10%, in the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to an approximate 7.1% decline in the average selling prices of our SoCs.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets on purchases of our mature SoC products.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenue based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory which could negatively impact our gross margins in a particular period.

The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  Many of our target markets are characterized by intense price competition.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices, volume order discounts, mix of product sales and customers, our costs, the extent of development fees and provisions for inventory obsolescence.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009 reflect the more significant judgments and estimates used in preparation of our financial statements.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands):

	Three Months Ended
		% of		% of
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue
Net revenue	$51,243	100%	$56,882	100%
Cost of revenue	26,856	52%	28,862	51%
Gross profit	24,387	48%	28,020	49%
Operating expenses:
Research and development	11,517	22%	10,856	19%
Sales and marketing	3,211	6%	2,641	5%
General and administrative	3,131	6%	6,468	11%
Acquired in-process research and development	—	—	1,571	3%
Total operating expenses	17,859	34%	21,536	38%
Income from operations	6,528	14%	6,484	11%
Interest income and other income, net	778	2%	2,168	4%
Income before income taxes	7,306	16%	8,652	15%
Provision for income taxes	4,563	9%	2,070	4%
Net income	$2,743	7%	$6,582	11%

Net revenue

Our net revenue for the three months ended May 2, 2009 decreased approximately $5.6 million, or 10%, as compared to the corresponding period in the prior fiscal year.  This decrease was primarily due to an approximate 7.1% decline in average selling prices of our SoCs and an approximate 2.6% decline in units sold.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets on purchases of our mature SMP8630 series SoC products.

Net revenue by target market

We sell our products into five primary target markets, which are the IPTV market, the connected media player market, the prosumer and industrial audio/video market, the HDTV market and the wireless market.  We also sell our products, to a lesser extent, into several other markets, such as the PC-based add-in market, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Three Months Ended
		% of		% of
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue
IPTV	$34,416	67%	$43,010	76%
Connected media players	13,253	26%	11,654	20%
Prosumer and industrial audio/video	1,537	3%	1,099	2%
Wireless	672	1%	22	*
HDTV	515	1%	436	1%
Other	850	2%	661	1%
Net revenue	$51,243	100%	$56,882	100%

*	This target market provided less than 1% of our net revenue in these periods

IPTV:  For the three months ended May 2, 2009, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $8.6 million, or 20%, from the corresponding period in the prior fiscal year.  The decline was attributable to an overall slowdown in the IPTV market beginning in the second half of fiscal 2009 as a result of the economic downturn and adjustments to inventory levels at our customers and throughout the supply chain.  Our revenue from the IPTV market as a percentage of our total revenue for the three months ended May 2, 2009 as compared to the corresponding period in the prior fiscal year decreased by 9%, primarily due to the increase in SoCs shipped to our customers in the connected media player market.  We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers and the changes in inventory levels at the contract manufacturers that supply them.

Connected media players:  For the three months ended May 2, 2009, net revenue from sales of our products to the connected media players market increased $1.6 million, or 14%, from the corresponding period in the prior fiscal year.  This increase was primarily the result of a successful product launch with a new customer, who began to incorporate our SMP8630 SoC, into its connected media player product starting in the fourth quarter of fiscal 2009.  For the same reason, our percentage of net revenue from sales into the connected media players market increased 6% as a percentage of our total revenue.

Prosumer and industrial audio/video:  For the three months ended May 2, 2009, net revenue from sales of our products into the prosumer and industrial audio/video market increased $0.4 million, or 40%, from the corresponding period in the prior fiscal year.  This increase is primarily attributable to an increase in demand for our products.  We entered into this market through our acquisition of the VXP Group in February 2008.  Our percentage of net revenue from sales into the prosumer and industrial audio/video market increased 1% as a percentage of our total revenue primarily due to our continued effort to expand into this market following the acquisition of the VXP Group.

Wireless:  For the three months ended May 2, 2009, net revenue from sales of our products into the wireless market increased $0.7 million, or 2,955%, from the corresponding period in the prior fiscal year.  This increase was the result of the timing of our entry into the wireless home automation market through our acquisition of Zensys Holdings Corporation (“Zensys”) in December 2008.  We expect our net revenue from this market to increase in future periods as we expand sales of the Z-Wave product line.  For the same reason, our percentage of net revenue from sales into the wireless market increased 1% as a percentage of our total revenue.

HDTV:  For the three months ended May 2, 2009, net revenue from sales of our products into the HDTV market increased $0.1 million, or 18%, from the corresponding period in the prior fiscal year.

Other:  Our other markets consist of PC add-ins, development contracts, services and other ancillary markets.  For the three months ended May 2, 2009, net revenue increased $0.2 million, or 29%, from the corresponding period in the prior fiscal year.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a much lesser extent we derive net revenues from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Three Months Ended
		% of		% of
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue
SoCs	$50,802	99%	$56,141	99%
Other	441	1%	741	1%
Net revenue	$51,243	100%	$56,882	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected media player, prosumer and industrial audio/video, wireless and HDTV consumer electronic markets.  The decrease of $5.3 million, or 10%, in net revenue from SoCs for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year was due primarily to an approximate 7.1% decline in average selling prices of our SoCs and an approximate 2.6% decline in units sold.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets on purchases of our mature SoC products.

Other:  We derive revenue from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The decrease in our net revenue from other products of $0.3 million, or 41%, for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year was due to a reduction in nonrecurring engineering fees and sales of development kits.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Three Months Ended
		% of		% of
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue
Asia	$37,994	74%	$31,125	55%
Europe	11,781	23%	22,076	39%
North America	1,464	3%	3,656	6%
Other regions	4	*	25	*
Net revenue	$51,243	100%	$56,882	100%

*	These regions provided less than 1% of our net revenue in these periods

Asia:  Our net revenue in absolute dollars from Asia increased $6.9 million, or 22%, for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 19% as a percentage of our net revenue for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our net revenue was primarily attributable to the increase in revenue from Taiwan and China.  The increase in Taiwan was the result of a successful product launch with a new customer who began to incorporate our SMP8630 series, into its products starting in the fourth quarter of fiscal 2009.  The increase in China is primarily due to a company who incorporates our products into their finished goods moving their production orders from a contract manufacturer located in Europe to a contract manufacturer in China.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 2, 2009	May 3, 2008
Taiwan	31%	*
Singapore	19%	15%
China	19%	10%
Japan	*	12%

*	Net revenue from this country was less than 10% of our net revenue

Europe:  Our net revenue in absolute dollars from Europe decreased $10.3 million, or 47%, for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Europe decreased 16% as a percentage of our net revenue for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from Europe in both absolute dollars and as a percentage of our net revenue was primarily attributable to a company who incorporates our products into their finished goods moving their production orders to a manufacturer located in Asia.

The following table sets forth the percentage of net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 2, 2009	May 3, 2008
France	15%	17%
Netherlands	*	13%

*	Net revenue from this country was less than 10% of our net revenue

North America:  Our net revenue in absolute dollars from North America decreased $2.2 million, or 60%, for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable companies who incorporate our products into their finished goods placing their orders through manufacturers located outside of North America.

For the three months ended May 2, 2009, our net revenue generated outside North America was 97% of our net revenue as compared to 94% in the corresponding period in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	May 2, 2009	May 3, 2008
Cisco Systems, Inc. **	*	16%
MTC Singapore	19%	15%
Cowin Worldwide Corporation	18%	—
Macnica, Inc.	*	11%
Freebox SA	*	11%

*	Net revenue from customer was less than 10% of our net revenue.
**
For the three months ended May 2, 2009, Cisco Systems, Inc. transitioned its ordering process with us tomultiple third-party contract manufacturers, none of which individually represented 10% or more of our net revenue.

Gross Profit and Gross Margin

The following table sets forth gross profit and gross margin (in thousands):

	Three Months Ended
		%
	May 2, 2009	change	May 3, 2008
Gross profit	$24,387	-13%	$28,020
Gross margin	47.6%		49.3%

The $3.6 million decrease in gross profit, or 1.7 percentage point decrease in gross margin, for the three months ended May 2, 2009 compared to the corresponding period in the prior fiscal year was due primarily to an 7.1% decline in our average selling prices per SoC, which was only partially offset by a 4.7% decline in our average costs per SoC unit.  The decline in our average cost per SoC unit was primarily due to overall cost reductions from our suppliers as well as improved yields on our highest volume products.  Additionally, for the three months ended May 2, 2009 we experienced an increase in amortization of acquired intangibles of $0.2 million due to the Zensys acquisition that was completed in December 2008.  For the three months ended May 2, 2008, we recorded a charge of $0.8 million representing a provision for excess inventories.

Research and development expense

Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including share-based compensation expense.  Development and design costs consist primarily of costs related to engineering design tools, mask and prototyping costs, testing and subcontracting costs.  In addition, we incur other costs related to facilities and equipment expense, among other items.

The following table set forth details of research and development expense for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$6,960	14%	$6,222	11%	$738	12%
Share-based compensation	1,258	2%	1,411	2%	(153)	-11%
Development and design costs	1,354	3%	1,567	3%	(213)	-14%
Acquired in-process research and development	—	—	1,571	3%	(1,571)	-100%
Other	1,945	4%	1,656	3%	289	17%
Research and development	$11,517	22%	$12,427	22%	$(910)	-7%

The increase in compensation and benefits are primarily attributable to an overall increase in headcount, including personnel from our acquisition of Zensys and as a result of annual salary increases.  The decrease in share-based compensation expenses is primarily due to the increase in our forfeiture rate of stock options, which is an assumption based on our historical experience and impacts the timing of recognition of our share-based compensation expense.  In the three months ended May 2, 2009, development and design costs decreased due to reduced prototyping costs, license fees and subcontracting costs.  Development and design costs vary from period to period depending on the timing of development and tape-outs of new products.

Acquired in-process research and development, or IPR&D, for the three months ended May 3, 2008 totaled $1.6 million as a result of the VXP acquisition completed on February 8, 2008.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.  IPR&D is a one-time expense related to the VXP acquisition recognized during the quarter in which we closed the VXP acquisition.

Sales and marketing expenses

Selling and marketing expense consists primarily of personnel-related expenses, including share-based compensation expense, facilities expenses and marketing expenses.

The following table set forth details of sales and marketing expense for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,823	4%	$1,491	3%	$332	22%
External commissions	480	1%	290	1%	190	66%
Share-based compensation	299	1%	358	1%	(59)	-16%
Other	609	1%	502	1%	107	21%
Sales and marketing	$3,211	6%	$2,641	5%	$570	22%

The increase in compensation and benefits are primarily attributable to an overall increase in headcount, including personnel from our acquisition of Zensys and as a result of annual salary increases.  Commissions paid to our external sales representatives increased as a result of a new customer, who began to incorporate our SoC solutions, primarily our SMP8630 SoC series, into their products starting in the fourth quarter of fiscal 2009.  The decrease in share-based compensation expenses is due to the increase in our forfeiture rate of stock options, which is an assumption based on our historical experience and impacts the timing of recognition of our share-based compensation expense.

General and administrative expenses

General and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and accounting fees, other professional fees, facilities expenses and communications expenses.

The following table set forth details of general and administrative expense for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	May 2, 2009	Net Revenue	May 3, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,201	2%	$1,012	2%	$189	19%
Share-based compensation	(484)	-1%	2,902	5%	(3,386)	-117%
Legal and accounting fees	1,804	4%	2,173	4%	(369)	-17%
Other	610	1%	381	1%	229	60%
General and administrative	$3,131	6%	$6,468	11%	$(3,337)	-52%

The increase in compensation and benefits are primarily attributable to an overall increase in headcount, including personnel from our acquisition of Zensys and as a result of annual salary increases.  The decrease in share-based compensation expenses is primarily due to the charge of $2.4 million during the three months ended May 2, 2008 for an option granted and fully vested in that quarter.  The remaining decrease is primarily due to a specific option cancellation and the increase in our forfeiture rate of stock options, which is an assumption based on our historical experience which impacted the timing of recognition of our share-based compensation expense during the three months ended May 2, 2009.  The decrease in legal and accounting fees for the three months ended May 2, 2009 is primarily due to a decline in legal and accounting fees related to the implementation of our international tax strategy in first quarter of fiscal 2009 and a decrease in audit and audit-related expenses for the three months ended May 2, 2009.  The increase in the other expenses is primarily attributable to costs related to supporting and enhancing our ERP system during the three months ended May 2, 2009.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Cost of revenue	$85	$83
Research and development expenses	1,258	1,411
Sales and marketing expenses	299	358
General and administrative expenses	(484)	2,902
Total share-based compensation	$1,158	$4,754

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Amortization of intangible assets:  Amortization expense of $0.7 million and $0.5 million for acquired developed technology for the three months ended May 2, 2009 and May 3, 2008, respectively, is classified as cost of sales.  Amortization expense of $20,000 and $0.1 million for acquired noncompete agreements for the three months ended May 2, 2009 and May 3, 2008, respectively, is classified as research and development expense.  Amortization expense of $0.1 million and $50,000 for other purchased intangible assets for the three months ended May 2, 2009 and May 3, 2008, respectively, is classified as sales and marketing expense.  At May 3, 2009, the unamortized balance from purchased intangible assets was $16.4 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Interest and other income, net

Interest and other income, net, consists primarily of interest earned on cash equivalents and marketable securities balances, foreign currency transactions and other income.

The following table sets forth net interest and other income and the percent change in interest and other income, net (in thousands):

	Three Months Ended
		%
	May 2, 2009	change	May 3, 2008
Interest and other income, net	$778	-64%	$2,168

The decrease of $1.4 million, or 64%, for the three months ended May 2, 2009 compared with the corresponding period in the prior fiscal year was due primarily to a decrease in overall interest rates on our marketable securities portfolio and in particular the interest rate yield for our auction rate securities, or ARS.  The net amount of foreign currencies gains and losses and other income during the periods presented was not significant.

Provision for income taxes

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore not more likely than not to be realized.  As a result, we recorded a $3.6 million charge in the three months ended May 2, 2009 to reduce our previously recognized California deferred tax assets.

We recorded a provision for income taxes of $4.6 million, which includes the $3.6 million valuation allowance against California deferred tax assets for the three months ended May 2, 2009.  For the three months ended May 3, 2008, we recorded provision for income taxes of $2.1 million.  The effective tax rate for the three months ended May 2, 2009 was approximately 62%.  The effective tax rate impact from the valuation allowance was partially offset by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in millions):

	May 2, 2009	January 31, 2009

Cash and cash equivalents	$124,662	$90,845
Short-term marketable securities	19,129	28,862
	$143,791	$119,707

As of May 2, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $143.8 million, which represents an increase of $24.1 million from $119.7 million at January 31, 2009.  The increase in cash and cash equivalents and short-term marketable securities was primarily due to $30.2 million of cash generated from our operating activities, which was partially offset by net purchases of long-term marketable securities of $5.0 million and purchases of $1.4 million for software and equipment and leasehold improvements.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net cash provided by (used in):
Operating activities	$30,187	$13,924
Investing activities	2,879	(17,826)
Financing activities	495	(77,669)
Effect of foreign rate changes on cash and cash equivalents	256	117
Net increase (decrease) in cash and cash equivalents	$33,817	$(81,454)

Cash flows from operating activities

Net cash provided by operating activities was $30.2 million for the three months ended May 2, 2009.  The cash provided by our operating activities for the three months ended May 2, 2009 was primarily due to net income of $2.7 million, non-cash expenses of $7.1 million, a $9.6 million decrease in accounts receivable, a $6.3 million decrease in inventories, a $4.2 million increase in accounts payable, a $0.9 million decrease in prepaid expenses and other current assets and a $0.3 million increase in other long-term liabilities.  These amounts were partially offset by a $1.0 million decrease in accrued liabilities.  Non-cash expenses included in net income in the three months ended May 2, 2009 consisted primarily of $3.6 million in deferred income taxes, $2.3 million in depreciation and amortization and $1.2 million in share-based compensation expense.

The decrease in accounts receivable was primarily the result of timing of product shipments during the first quarter of fiscal 2009 which resulted in a decrease in our days sales outstanding to 37.3 days at May 2, 2009 compared to 59.3 days at January 31, 2009.  The decrease in inventories was the result of successful efforts to reduce our die bank as well as increased demand.  Our annualized rate of inventory turns increased to 3.3 for the quarter ended May 2, 2009 compared to 2.6 for the quarter ended January 31, 2009.  The increases in accounts payable, accrued liabilities and other long-term liabilities were primarily due to the timing of payments for inventories, commissions, rebates, tax liabilities, software licenses and the final payment to settle the employment audit related to our historical stock option grant practices.  The decrease in prepaid expenses and other assets was primarily due to the receipt of a research and development credit refund and timing of certain payments.

Net cash provided by operating activities was $13.9 million for the three months ended May 3, 2008.  The cash provided by our operating activities for the three months ended May 3, 2008 was primarily due to net income of $6.6 million, non-cash charges of $9.1 million and a decrease in accounts receivable of $7.6 million which was partially offset by an increase in inventory of $8.0 million, a decrease in accounts payable of $1.2 million and a decrease in accrued liabilities of $0.4 million.  The decrease in accounts receivable for the three months ended May 3, 2008 was a result of decreased billings due to decreased product shipments during the quarter and was partially offset by the heavier weighting of shipments to the last month of the quarter.  The inventory increase for the three months ended May 3, 2008 was due to the acquisition of VXP inventories and the overall decrease in inventory turns due to decreased shipments.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $2.9 million for the three months ended May 2, 2009 which was primarily due to net sales or maturity of marketable securities of $4.8 million, offset by purchases of software, equipment and leasehold improvements of $1.4 million and a private equity investment for $0.5 million.

Net cash used in our investing activities was $17.8 million for the three months ended May 3, 2008 which was primarily due to cash paid in connection with the acquisition of the VXP Group for $18.6 million and purchases of software, equipment and leasehold improvements of $3.2 million, offset by net sales or maturity of marketable securities of $3.9 million.

Cash flows from financing activities

Net cash provided by financing activities was $0.5 million in the three months ended May 2, 2009, which was due to $0.3 million of proceeds from the exercise of employee stock options and $0.2 million of excess tax benefit from share-based compensation.

Net cash used in financing activities was $77.7 million in the three months ended May 3, 2008, which was the result of purchases of 3.8 million shares of our common stock for $80.6 million, partially offset by $2.0 million of proceeds from the exercise of employee stock options and stock purchases and $0.9 million of excess tax benefit from share-based compensation.

Prior to fiscal 2007, our primary sources of funds were proceeds from the sale of our common stock.  In certain periods, cash generated from operations has been a source of funds.  While we generated cash from operations for fiscal 2009, 2008 and 2007 and in the first quarter of fiscal 2010, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.

Our marketable securities consist primarily of auction rate securities, corporate commercial paper and bonds and US agency notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

At May 2, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $43.0 million, which are all classified as long-term marketable securities.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At May 2, 2009, UBS provided an estimated value for the nine ARS of approximately $37.6 million, which reflects an unrealized loss of $5.4 million from our original cost.  For the reasons described below, we have not adopted UBS’ estimated value of our ARS.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of May 2, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.  As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.

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

Contractual obligations and commitments

We do not have guaranteed price or quantity commitments from any of our suppliers.  We generally maintain products for distribution through corporate markets based on forecasts rather than firm purchase orders.  Additionally, we generally acquire products for sale to our OEM customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than 12 weeks are typically cancelable without penalty from such OEM customers.  We currently place non-cancelable orders to purchase semiconductor wafers and other materials from our suppliers on an eight to 12 week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of May 2, 2009 (in thousands):

	Payments Due by Period
	1 year	1 - 3	4 - 5
Contractual Obligations	or less	years	years	thereafter	Total
Operating leases	$1,285	$3,106	$1,942	$2,562	$8,895
Non-cancelable purchase orders	11,950	—	—	—	11,950
	$13,235	$3,106	$1,942	$2,562	$20,845

Recent accounting pronouncements

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of FSP 157-4 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of this FSP will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  FSP 115-2 and FSP 124-2, amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and FSP 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of these FSP’s will have on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 shall be effective for interim and annual reporting periods ending after June 15, 2009.  We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 165 will have on our condensed consolidated financial statements.

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

Interest Rate Sensitivity:  As of May 2, 2009 and January 31, 2009, we held approximately $221.3 million and $192.2 million, respectively, of cash, cash equivalents, short-term marketable securities and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

At May 2, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $43.0 million, which are all classified as long-term marketable securities.  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.

As a result, we have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of May 2, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

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

Foreign Currency Exchange Rate Sensitivity:  The Canadian dollar, Danish krone and Euro are the primary financial currencies of our subsidiaries in Canada, Denmark and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain certain cash balances denominated in the Hong Kong dollar, Canadian dollar, Euro, Danish krone and Singapore dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at May 2, 2009 or January 31, 2009, the fair value of these foreign currency amounts would decline by an insignificant amount.

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

As of May 2, 2009, the end of the period covered by this quarter report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 2, 2009.

During the first quarter ended May 2, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business.  We expect that the number and significance of these matters will increase as our business expands.  In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows.  Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all.  Were an unfavorable outcome to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

In May 2007, the IRS began an employment tax audit for calendar years 2004 and 2005.  Management requested that calendar year 2006 also be included in this audit cycle and the IRS agreed.  The focus of the IRS employment tax audit related to tax issues connected to our granting stock options with exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's measurement date for financial reporting purposes.  We settled this IRS employment tax audit and paid the amounts due to the IRS pursuant to that settlement in fiscal 2009.  We also reported these IRS adjustments to the California Employment Development Department and reached a settlement of the corresponding state tax and interest adjustments.  We paid the State tax amounts due under the settlement in March 2009, which were previously accrued.  We do not expect that any further tax amounts will be due under either settlement.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and connected media player markets, to seek additional suppliers of SoCs for inclusion in their products which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we recently implemented a new enterprise resource management system.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

To remain competitive, we need to continue to transition our SoCs to increasingly smaller sizes while maintaining or increasing functionality, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our SoCs.  The smaller SoC size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

If our third-party manufacturers do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed, which in turn would harm our operating results and financial performance.

The fabrication of semiconductors is a complex and technically demanding process.  Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be stopped or suspended.  Although we work closely with our third-party manufacturers to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities.  When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers' demand.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems or force us to sell our products at lower gross margins and therefore harm our financial results.

If we fail to achieve initial design wins for our products, we may be unable to recoup our investments in our products and revenue could decline.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product.  Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor.  As a result, if we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source which usually means we would only be able to sell a limited amount of product to them.  Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs and they can choose at any time to stop using our products, for example, if their own products are not commercially successful.  This may cause us to be unable to recoup our investments in the development of our products and cause our revenue to decline.

We base orders for inventory on our forecasts of our customers' demand and, if our forecasts are inaccurate, our financial condition and liquidity would suffer.

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

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For three months ended May 2, 2009, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introductions of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introductions of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the three months ended May 2, 2009, we derived 97% of our revenue from customers outside of North America.  We also have significant international operations, including a significant operations center in Singapore, research and development facilities in France, Canada and Denmark and a sales and distribution facility in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirement, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factor, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

The complexity of our products could result in unforeseen delays or expenses and in undetected defects which could damage our reputation with current or prospective customers, adversely affect the market acceptance of new products and result in warranty claims.

Highly complex products, such as those that we offer, frequently contain defects, particularly when they are first introduced or as new versions are released.  Our SoCs contain highly sophisticated silicon technology and complex software.  In the past we have experienced, and may in the future experience, defects in our products, both with our SoCs and the related software products we offer.  If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products which could harm our ability to retain existing customers and attract new customers.  In addition, these defects could interrupt or delay sales or shipment of our products to our customers.  Manufacturing defects may not be detected by the testing processes performed by our subcontractors.  If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product recalls, harm our reputation and cause a decline in our net revenue, income from operations and gross margins.

In addition, our agreements with some customers contain warranty provisions which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period, and other limitations to our liability.  However, any contractual limitations to our liability may be unenforceable in a particular jurisdiction.  We do not have insurance coverage for any warranty or product liability claims, and a successful claim could require us to pay substantial damages.  A successful warranty or product liability claim against us, or a requirement that we participate in a product recall could have adverse effects on our business results.

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

For the three months ended May 2, 2009, MTC Singapore and Cowin Worldwide Corporation accounted for 19% and 18%, respectively, of our net revenue.  For three months ended May 3, 2008, Cisco Systems, Inc., MTC Singapore, Macnica and Freebox SA accounted for 16%, 15%, 11% and 11%, respectively, of our net revenue.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of May 2, 2009, we held 74 patents and these patents will expire within the next five to eighteen years.  These patents cover portions of the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009 and net income of $2.7 million in the first quarter of fiscal 2010.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in our fiscal year 2009 and the first quarter of fiscal 2010, we may not continue to be profitable.  For example, our net income decreased from $70.2 million in fiscal 2008 to $26.4 million in fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, we completed the acquisition of Zensys Holding Corporation in December 2008, the acquisition of certain assets and 44 new employees from the VXP Group of Gennum Corporation in February 2008 and the acquisition of Blue7 Communications, or Blue7, in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

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

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products and other related matters.  Consequently, demand for our products could be different from our expectations due to factors including:

•	changes in business and economic conditions including conditions in the credit market that could affect consumer confidence;

•	customer acceptance of our products and those of our competitors;

•	changes in customer order patterns including order cancellations; and

•	changes in the level of inventory our customers are willing to hold.

There could also be a number of secondary effects from the current uncertainty in global economic conditions such as insolvency of suppliers resulting in product delays, an inability of our customers to obtain credit to finance purchases of our products or a desire of our customers to delay payment to us for the purchase of our products.  The effects, including those mentioned above, of the current global economic environment could negatively impact our business, results of operations and financial condition.

Our business may become subject to seasonality, which may cause our revenue to fluctuate.

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our semiconductor products into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced seasonality to date in sales of our products due to the overall growth in demand for our semiconductor products, we may, in the future, experience lower sales in our first fiscal quarter and higher sales in our second fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets into which we sell our products.  As a result, our operating results may vary significantly from quarter to quarter.

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns.  These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices.  These factors have caused, and could again cause, substantial fluctuations in our net revenue and in our operating results.  Any downturns in the semiconductor industry may be severe and prolonged and any failure of this industry to fully recover from downturns could harm our business.  The semiconductor industry also periodically experiences increased demand and production capacity constraints which may affect our ability to ship products.  Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry which could cause our stock price to decline.

Our sales cycle can be lengthy which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV market.  After we have delivered a product to a customer, the customer will usually test and evaluate our product with its service provider customer prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our SoCs and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those clients, decreasing the capacity available to us.

If we fail to effectively manage our relationships with TSMC and ASE, if we are unable to secure sufficient capacity at our third-party manufacturers' facilities or if any of them should experience delays, disruptions or technical or quality control problems in our manufacturing operations or if we had to change or add additional third-party manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed, our relationships with our customers would suffer and our market share and operating results would suffer. If our third-party manufacturers' pricing for the products and services they provide increases and we are unable to pass along such increases to our customers, our operating results would be adversely affected.  Also, the addition of manufacturing locations or additional third-party subcontractors would increase the complexity of our supply chain management.  Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries such as quarantines or closures of manufacturing facilities due to the outbreak of viruses such as SARS, avian flu or any similar outbreaks.  Each of these factors could harm our business and financial results.

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our SoC products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

We use a single wafer foundry to manufacture substantially all of our products and a single source to assemble and test substantially all of our products which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our SoC requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements which would be time consuming and costly.  In order to bring these new foundries on-line, we and our customers would need to qualify their facilities which process could take as long as several months.  Once qualified, these new foundries would then require an additional number of months to actually begin producing SoCs to meet our needs, by which time our perceived need for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors.  Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

As a global company, we are subject to taxation in Singapore, the United States and various other countries.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

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

During the first quarter of fiscal 2010, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized.  As a result, we recorded a $3.6 million charge to reduce our previously recognized California deferred tax assets.  Our income tax provision for the three months ended May 2, 2009 and May 3, 2009 was $4.6 million and $2.1 million, respectively.

During fiscal 2009, we established a foreign operating subsidiary in Singapore.  We anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

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

Included in our marketable securities portfolio at May 2, 2009 were ARS that we purchased for their par value, $43.0 million.  Subsequent to February 2008, all auctions involving the ARS in our investment portfolio have failed due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that absent other solutions to the limited market for our ARS, it will redeem all these securities at par value upon our request after June 2010, there is a risk that their intention may not be achieved for reasons outside our control.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation.  Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve.  Such costs, which include investigation and defense, the diversion of our management’s attention and resources, and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline.  We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.  If we identify any material weaknesses in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected.  In addition, if we cannot maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information which could cause the market price of our common stock to decline.

The review of our historical stock option granting practices and the restatement of our prior financial statements may result in additional litigation, regulatory proceedings and government enforcement actions which could harm our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products; and

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown.

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

Our stock price has demonstrated volatility and continued volatility in the stock market may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $15.88 on March 5, 2009 to a low of $9.59 on February 3, 2009 during the three months ended May 2, 2009.  During fiscal 2009, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $49.62 on February 4, 2008 to a low of $6.93 on November 21, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business.  If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline.  If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our stock price or trading volume to decline.

Provisions in our organizational documents, our shareholders rights agreement and California law could delay or prevent a change in control of our company that our shareholders may consider favorable.

Our articles of incorporation and bylaws contain provisions that could limit the price that investors might be willing to pay in the future for shares of our common stock.  Our Board of Directors can authorize the issuance of preferred stock that can be created and issued by our Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future.  The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares.  In addition, our Board of Directors has adopted a rights plan that provides each share of our common stock with an associated right to purchase from us one one-thousandth share of Series D participating preferred stock at a purchase price of $58.00 in cash, subject to adjustment in the manner set forth in the rights agreement.  The rights have anti-takeover effects in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in our company on terms not approved by our Board of Directors.  In addition, provisions of California law could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

ITEM 2.  UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

None.

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
Date: June 11, 2009
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