Form 10-Q
period 2009-08-01
SIGMA DESIGNS INC
filed 2009-09-10
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009
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

As of September 2, 2009, the Company had 26,767,031 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	August 1, 2009	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$128,048	$90,845
Short-term marketable securities	64,169	28,862
Accounts receivable, net	25,161	30,719
Inventories	21,870	36,058
Deferred tax assets	1,417	1,417
Prepaid expenses and other current assets	8,565	5,909
Total current assets	249,230	193,810

Long-term marketable securities	36,631	72,523
Software, equipment and leasehold improvements, net	20,157	21,124
Goodwill	9,913	9,928
Intangible assets, net	15,957	17,520
Deferred tax assets, net of current portion	9,364	12,824
Long-term investments	3,525	3,000
Other non-current assets	271	218
Total assets	$345,048	$330,947

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,907	$5,655
Accrued liabilities	10,828	12,826
Total current liabilities	19,735	18,481

Other long-term liabilities	4,882	5,801
Long-term deferred tax liabilities	1,594	1,415
Total liabilities	26,211	25,697

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	366,017	360,908
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,208	273
Retained earnings	37,553	30,010
Total shareholders' equity	318,837	305,250

Total liabilities and shareholders' equity	$345,048	$330,947

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net revenue	$51,283	$58,212	$102,526	$115,094
Cost of revenue	28,033	28,691	54,889	57,553
Gross profit	23,250	29,521	47,637	57,541

Operating expenses:
Research and development	11,717	10,377	23,234	21,233
Sales and marketing	3,482	2,783	6,693	5,424
General and administrative	3,622	3,634	6,753	10,102
Acquired in-process research and development	—	—	—	1,571
Total operating expenses	18,821	16,794	36,680	38,330
Income from operations	4,429	12,727	10,957	19,211

Interest and other income, net	268	1,064	1,046	3,232
Income before income taxes	4,697	13,791	12,003	22,443
Provision for (benefit from) income taxes	(103)	4,200	4,460	6,270
Net income	$4,800	$9,591	$7,543	$16,173

Net income per share:
Basic	$0.18	$0.36	$0.28	$0.59
Diluted	$0.18	$0.35	$0.28	$0.57

Shares used in computing net income per share:
Basic	26,671	26,488	26,631	27,392
Diluted	27,396	27,347	27,295	28,415

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$7,543	$16,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,511	3,572
Acquired in-process research and development	—	1,571
Share-based compensation	3,341	7,157
Provision for excess and obsolete inventory	51	1,142
Provision for sales returns, discounts and doubtful accounts	186	783
Deferred income taxes	3,648	1,726
Loss on disposal of software, equipment and leasehold improvements	—	1
Tax benefit from employee stock option plan	179	—
Excess tax benefit from share-based compensation	(179)	—
Accretion of contributed leasehold improvements	(85)	(62)
Goodwill adjustment	15	—
Changes in operating assets and liabilities:
Accounts receivable	5,452	691
Inventories	14,340	(16,772)
Prepaid expenses and other current assets	546	(1,199)
Other non-current assets	(28)	(276)
Accounts payable	3,273	(4,178)
Accrued liabilities	(2,108)	(2,892)
Other long-term liabilities	(879)	502
Net cash provided by operating activities	39,806	7,939

Cash flows from investing activities:
Purchase of marketable securities	(42,224)	(63,291)
Sales and maturities of marketable securities	42,953	60,736
Purchases of software, equipment and leasehold improvements	(1,984)	(6,500)
Net cash paid in connection with acquisitions	—	(18,576)
Purchases of long-term investments	(524)	—
Purchase of convertible note receivable	(3,000)	—
Net cash used in investing activities	(4,779)	(27,631)

Cash flows from financing activities:
Repurchase of common shares	—	(85,941)
Net proceeds from exercises of employee stock options and stock purchase rights	1,542	2,975
Excess tax benefit from share-based compensation	179	4,194
Net cash provided by (used in) financing activities	1,721	(78,772)

Effect of foreign exchange rate changes on cash and cash equivalents	455	137
Increase (decrease) in cash and cash equivalents	37,203	(98,327)

Cash and cash equivalents at beginning of period	90,845	174,089
Cash and cash equivalents at end of period	$128,048	$75,762

Supplemental disclosure of cash flow information:

Cash paid for interest	$75	$—
Cash paid for income taxes	$531	$4

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma”, “we”, “our” and “us”) specializes in integrated system-on-chip solutions (“SoC”) for the IPTV, connected media player, prosumer and industrial audio/video, connected home technologies and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2009 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at August 1, 2009 and January 31, 2009, the consolidated results of our operations for the three months and six months ended August 1, 2009 and August 2, 2008, and the consolidated cash flows for the six months ended August 1, 2009 and August 2, 2008.  The results of operations for the three months and six months ended August 1, 2009 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2010 ended on August 1, 2009.  The second quarter of fiscal 2009 ended on August 2, 2008.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretations of FASB Statement No. 109 (“FIN 48”), the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For the three months ended August 1, 2009, there was an increase of $0.5 million in unrecognized tax benefits.  For the six months ended August 1, 2009, we recorded a net increase of $1.0 million in unrecognized tax benefits.

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

The income tax benefit for the three months ended August 1, 2009 was $0.1 million and the income tax provision for the six months ended August 1, 2009 was $4.5 million.  The income tax provision for the three months and six months ended August 2, 2008 was $4.2 million and $6.3 million, respectively.

Recent accounting pronouncements:

During the second quarter of fiscal year 2010, we adopted the following accounting standards:

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, guidance on how to determine the fair value of assets and liabilities when the volume and level of trading activity for the asset/liability has significantly decreased..  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes the method for determining when an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings.  FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  We adopted these three accounting standards as of the beginning of our second quarter of fiscal 2010.  There was no material impact on our consolidated financial statements upon adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted SFAS 165 as of the beginning of our second quarter of fiscal 2010.  We evaluated for subsequent events through September 10, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”).  This standard establishes only two levels of GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal year 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	August 1, 2009			January 31, 2009
	Book	Net unrealized	Fair	Book	Net unrealized	Fair
	Value	Gain(Loss)	Value	Value	Gain	Value
Money market funds	$84,289	$—	$84,289	$59,213	$—	$59,213
Auction rate securities	42,875	—	42,875	43,000	—	43,000
Corporate bonds	42,365	242	42,607	26,529	52	26,581
US agency discount notes	13,802	13	13,815	16,015	28	16,043
Municipal bonds and notes	1,500	3	1,503	15,728	33	15,761
Total cash equivalents and marketable securities	$184,831	$258	$185,089	$160,485	$113	$160,598

Cash on hand held in the United States			1,554			1,650
Cash on hand held overseas			42,205			29,982
Total cash on hand			43,759			31,632
Total cash, cash equivalents and marketable securities			$228,848			$192,230

Reported as:
Cash and cash equivalents			$128,048			$90,845
Short-term marketable securities			64,169			28,862
Long-term marketable securities			36,631			72,523
			$228,848			$192,230

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are shown below (in thousands).  Actual maturities may differ from contractual maturities.

	August 1, 2009		January 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$148,320	$148,458	$88,046	$88,075
Due in greater than 1 year	36,511	36,631	72,439	72,523
Total	$184,831	$185,089	$160,485	$160,598

Our marketable securities include primarily auction rate securities (“ARS”), corporate commercial paper and bonds and US agency notes.  We classify our marketable securities as available-for-sale and report them at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all of our marketable securities for impairment and, if these securities are reported to have had a decline in fair value, use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Included in our marketable securities portfolio at August 1, 2009 were ARS that we purchased at par value of $43.0 million and during our second quarter of fiscal 2010, the issuer of the one of these ARS redeemed a limited portion in the amount of $0.1 million from us.  As a result, as of August 1, 2009 we held nine auction rate securities with a par value of $42.9 million.  Subsequent to August 1, 2009, the issuer of one of these ARS redeemed additional portions from us in the amount of $0.1 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold failed.  The result of a failed auction is that these ARS continue to pay interest in accordance with their terms at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, we accepted an offer from our cash investment advisor, UBS, for a comprehensive settlement agreement in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the solution by UBS to the lack of liquidity of our ARS includes a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At August 1, 2009, UBS provided an estimated value for the nine ARS of approximately $37.2 million, which reflects an unrealized loss of $5.7 million from our carry value.  We have not adopted UBS’ estimated value of our ARS for the reasons described below.  As a result of our review and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the $42.9 million carrying value of our nine ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity or capital resources associated with holding these securities.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of August 1, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining liquidity risk and UBS’ default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

3.	Fair values of assets and liabilities

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

Determination of fair value

Our cash equivalents and marketable securities, with the exception of our ARS and convertible note receivable, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with a high credit ratings and an ongoing trading market.

Our ARS holdings are classified within Level 3. We have valued the ARS through a discounted cash flow model which requires making a significant assumption as to the expectation of UBS’s offer to redeem all of the ARS at par value in June 2010 and future interest income from those securities which is not observable in the market. During the six months ended August 1, 2009, we recorded no impairment loss relating to the value of ARS and realized no gains or losses recorded for these ARS. In August 2009, we purchased a convertible note receivable from a privately-held venture capital funded technology company with a face value which is equal to its cost of $3.0 million, is convertible into the issuer’s preferred stock under certain circumstances and bears interest at rate of 9% per annum with a maturity date of November 30, 2009. We also purchased shares of preferred stock in this issuer at a cost of $2.0 million during the fourth quarter of fiscal 2009. Three of our directors hold equity interests in the issuer of the convertible note receivable and one of these directors is also a director of the issuer of the convertible note. In the aggregate, these equity interests do not rise to the level of a material or a controlling interest in the issuer. Our board of directors appointed one of our independent directors who has no interest in the issuer to evaluate each investment in this issuer and recommend appropriate action to our board of directors. All investment transactions with this issuer were approved and recommended by this independent director and made as a result of a negotiation process. This convertible note receivable and all of our investments in privately-held companies are classified within Level 3. We have valued our convertible note receivable and investments in privately-held companies at cost as the inputs are unobservable and significant to the fair value measurements.

The table below presents the balances of our financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$84,289	$84,289	$—	$—
Auction rate securities	42,875	—	—	42,875
Corporate bonds	42,607	42,607	—	—
US agency discount notes	13,815	13,815	—	—
Municipal bonds and notes	1,503	1,503	—	—
Total cash equivalent and marketable securities	$185,089	$142,214	$—	$42,875
Convertible note receivable	3,000	—	—	3,000
Equity investments in privately-held companies	3,525	—	—	3,525
Total financial instruments measured and recorded at fair value	$191,614	$142,214	$—	$49,400

The table below presents the balances of our assets measured at fair value on a recurring basis on our consolidated condensed balance sheets (in thousands):

	Fair Value Measurement at Reporting Date
Assets	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Cash and cash eqivalents	$84,289	$84,289	$—	$—
Short-term marketable securities	64,169	21,294	—	42,875
Long-term marketable securities	36,631	36,631	—	—
Prepaid expenses and other current assets	3,000	—	—	3,000
Long-term investments	3,525	—	—	3,525
Total assets measured and recorded at fair value	$191,614	$142,214	$—	$49,400

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Beginning Balance at February 1, 2009	$46,501
Total realized gains or losses included in net income	—
Total unrealized gain and translation adjustments included in other comprehensive income	24
Purchases, sales and settlements, net	2,875
Ending balance at August 1, 2009	$49,400

The total amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

4.	Inventories

Inventories consist of the following (in thousands):

	August 1, 2009	January 31, 2009
Wafers and other purchased materials	$12,149	$22,325
Work-in-process	2,006	2,869
Finished goods	7,715	10,864
Total	$21,870	$36,058

5.	Intangible assets

The change in the gross amount of the acquired intangible assets from January 31, 2009 to August 1, 2009 was as follows (in thousands):

	January 31, 2009	Cumulative Translation Adjustments	August 1, 2009
Developed technology	$18,914	$66	$18,980
Trademarks	1,478	19	1,497
Noncompete agreements	1,400	—	1,400
Customer relationships	1,123	—	1,123
	$22,915	$85	$23,000

Acquired intangible assets, subject to amortization, were as follows as of August 1, 2009 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Estimated Useful Life
Developed technology	$18,980	$5,241	$13,739	2 to 9 years
Trademarks	1,497	165	1,332	5 to 10 years
Noncompete agreements	1,400	1,400	—	3 years
Customer relationships	1,123	237	886	7 years
	$23,000	$7,043	$15,957

Amortization expense related to acquired intangible assets was $0.8 million and $1.6 million for the three and six months ended August 1, 2009, respectively, and $0.7 million and $1.4 million for the three and six months ended August 2, 2008, respectively.  As of August 1, 2009, we expect the amortization expense in future periods to be as shown below (in thousands):

	Developed		Customer
Fiscal year	Technology	Trademarks	Relationships	Total
Reminder of 2010	$1,424	$89	$80	$1,593
2011	2,693	178	160	3,031
2012	2,689	178	160	3,027
2013	2,689	178	160	3,027
2014	1,964	119	160	2,243
Thereafter	2,280	590	166	3,036
	$13,739	$1,332	$886	$15,957

6.	Product warranty

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

Details of the change in accrued warranty as of August 1, 2009 and August 2, 2008 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
August 1, 2009	$1,300	$91	$(141)	$1,250
August 2, 2008	1,705	178	(293)	1,590

Six Months Ended
August 1, 2009	$1,330	$242	$(322)	$1,250
August 2, 2008	1,564	534	(508)	1,590

7.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong and Singapore under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2010	$950
2011	1,752
2012	1,757
2013	1,398
2014	731
Thereafter	2,792
Total minimum lease payments	$9,380

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of August 1, 2009, the total amount of outstanding non-cancelable purchase orders was approximately $12.5 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and six months ended August 1, 2009, we recorded royalty expense of $0.6 million and $1.2 million, respectively, and $0.5 million and $1.0 million for the three and six months ended August 2, 2008, respectively, which was recorded to cost of revenue.

Contingencies

Litigation

We are not currently a party to any material legal proceedings.  From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business.  We expect that the number and significance of these matters will increase as our business expands.  In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows.  Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all.  If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

8.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding (excluding shares subject to repurchase).  Diluted net income per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Numerator:
Net income, as reported	$4,800	$9,591	$7,543	$16,173
Denominator:
Weighted average common shares outstanding - basic	26,671	26,488	26,631	27,392
Effect of dilutive securities:
Stock options	725	859	664	1,023
Shares used in computation - diluted	$27,396	$27,347	$27,295	$28,415
Net income per share:
Basic	$0.18	$0.36	$0.28	$0.59
Diluted	$0.18	$0.35	$0.28	$0.57

A summary of the excluded potentially dilutive securities for the three and six months ended August 1, 2009 and August 2, 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock options excluded because exercise price is in excess of average stock price	2,601	1,554	2,811	1,431

9.	Stock option plans and employee benefits

Stock option plans

We have adopted stock option plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of August 1, 2009, we have three stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”) and the 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.

The exchange program began on August 24, 2009 and is expected to expire on September 22, 2009.  Under the exchange program, eligible employees are permitted to exchange outstanding stock options granted under our 2001 Option Plan prior to June 2008 and with exercise prices equal to or greater than $20.25 per share for a lesser number of stock options that will be granted following the expiration of the exchange program at a ratio of 1 share in the replacement option for every 1.5 shares exchanged from eligible options.  Our directors and executive officers are not eligible to participate in the option exchange program.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, other stock-related awards and performance awards that may be settled in cash, stock, or other property.  There are 2,900,000 shares of common stock reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock that were subject to stock awards outstanding under the 2001 Plan but terminate prior to exercise and would otherwise be returned to the share reserves under our 2001 Plan will become available for issuance under the 2009 Incentive Plan.  Our 2009 Incentive Plan also allows for an indeterminate number of additional shares of common stock (and related preferred stock purchase rights) to be offered or sold pursuant to the above-named plan that may be issued as a result of the anti-dilution and other adjustment provisions therein by reason of certain corporate transactions or events, including any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of our outstanding shares of common stock.

As of August 1, 2009, 2,900,000 shares were available for future grants under the 2009 Incentive Plan.  As of August 1, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants except to the extent we grant new shares under the exchange program from the 2001 Plan.  These plans will continue to govern all outstanding options that we originally granted from the Plans.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)

Balance, January 31, 2009	4,457,757	$17.50
Granted	264,500	11.09
Cancelled	(150,578)	36.42
Exercised	(41,341)	7.63

Balance, May 2, 2009	4,530,338	$16.59
Granted	143,500	14.60
Cancelled	(41,511)	37.24
Exercised	(60,637)	6.45

Balance, August 1, 2009	4,571,690	$16.49	7.23	$22,281

Ending Vested and Expected to Vest	4,275,720	$16.45	7.14	$21,156
Ending Exercisable	2,093,500	$14.71	5.74	$13,281

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $16.18 as of August 1, 2009, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.5 million and $0.6 million for the three months ended August 1, 2009 and August 2, 2008, respectively, determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.7 million and $11.3 million for the six months ended August 1, 2009 and August 2, 2008, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the three months ended August 1, 2009 and August 2, 2008 was $2.4 million and $2.3 million, respectively.  The total fair value of options which vested during the six months ended August 1, 2009 and August 2, 2008 was $4.8 million and $5.8 million, respectively.

The options outstanding and currently exercisable at August 1, 2009 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at August 1, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at August 1, 2009	Weighted Average Exercise Price Per Share
$0.95	$3.50	458,848	2.78	$2.56	453,246	$2.56
$4.25	$7.99	459,024	4.72	$7.10	433,975	$7.12
$8.85	$9.89	245,365	7.30	$9.60	58,034	$9.56
$10.87	$10.87	790,500	9.26	$10.87	—	$—
$11.06	$11.06	531,232	7.07	$11.06	293,208	$11.06
$11.09	$11.40	581,423	7.70	$11.26	226,081	$11.40
$11.69	$23.45	548,165	8.13	$17.63	201,428	$17.32
$25.70	$31.57	341,733	7.87	$29.74	151,985	$29.51
$41.58	$41.58	100,000	8.53	$41.58	100,000	$41.58
$45.83	$45.83	515,400	8.26	$45.83	175,543	$45.83
$0.95	$45.83	4,571,697	7.23	$16.47	2,093,507	$14.71

As of August 1, 2009, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $33.7 million and will be recognized over an estimated weighted average amortization period of 3.39 years.  The amortization period is based on the expected vesting term of the options.

Employee stock purchase plan

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of August 1, 2009, 303,440 shares under the 2001 Purchase Plan remain available for future purchase.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 1, 2009		August 2, 2008
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	60.13%	62.60%	67.36%	95.06%
Risk-free interest rate	2.81%	0.33%	3.38%	2.17%
Expected term (in years)	5.91	0.50	5.95	0.50
Dividend yield	None	None	None	None
Weighted avg. fair value at grant date	$8.17	$5.35	$12.48	$5.92

	Six Months Ended
	August 1, 2009		August 2, 2008
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	64.16%	62.60%	70.35%	95.06%
Risk-free interest rate	2.48%	0.33%	3.34%	2.17%
Expected term (in years)	5.91	0.50	5.72	0.50
Dividend yield	None	None	None	None
Weighted avg. fair value at grant date	$7.13	$5.35	$17.43	$5.92

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

The following table set forth the share-based compensation expense for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of revenue	$80	$92	$165	$175
Research and development expenses	1,197	1,241	2,455	2,652
Sales and marketing expenses	419	382	718	740
General and administrative expenses	487	689	3	3,591
Total share-based compensation	$2,183	$2,404	$3,341	$7,158

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2009.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.3 million for the three and six months ended August 1, 2009, respectively.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.3 million for the three and six months ended August 2008, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan (“GRRSP”) for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (“RRSP”), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 Canadian in calendar year 2009.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $20,000 and $41,000 for the three and six months ended August 1, 2009, respectively.  The matching contributions to the GRRSP totaled $15,000 and $26,000 for the three and six months ended August 2, 2008, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  In December 2008, we implemented a contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $25,000 and $49,000 for the three and six months ended August 1, 2009, respectively.

10.	Significant customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
Customer	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
MTC Singapore	26%	29%	23%	22%
Gemtek Electronics Compontents, LTD	17%	*	13%	*
Cisco Systems, Inc. **	*	31%	*	23%

*	Net revenue from customer was less than 10% of our net revenue.
**	Starting in the third quarter of fiscal 2009, Cisco Systems, Inc. began processing its orders with us through multiple third-party contract manufacturers.

Four international customers accounted for 26%, 18%, 13% and 10%, respectively, of total accounts receivable at August 1, 2009.  Four international customers accounted for 20%, 13%, 10% and 10%, respectively, of total accounts receivable at January 31, 2009.

11.	Segment and geographical information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Hong Kong and Singapore.  Our chief operating decision-maker reviews consolidated financial information accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income or expense such as depreciation and amortization, gross margin or net income.

The following table sets forth net revenue for each geographic region based on the invoiced location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Asia	$38,097	$29,514	$76,091	$60,640
Europe	11,674	25,677	23,454	47,752
North America	1,499	3,008	2,963	6,664
Other regions	13	13	18	38
Net revenue	$51,283	$58,212	$102,526	$115,094

The following table sets forth net revenue for each significant country based on the invoiced location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Singapore	$13,573	$17,005	$23,170	$25,535
China	13,187	4,785	22,734	10,293
France	8,945	4,309	16,619	13,824
Taiwan	6,781	2,341	22,439	5,383
Korea	2,496	1,646	4,781	7,008
Japan	490	2,380	999	9,434
Netherlands	—	14,318	(7)	21,746
Rest of the world	5,811	11,428	11,791	21,871
Net revenue	$51,283	$58,212	$102,526	$115,094

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

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple high-growth, consumer applications that process digital video and audio content including IPTV, connected media players and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding, a central processing unit, or CPU, and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.  We target the IPTV and connected media players markets with our media processor products.

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

Our Z-Wave devices product line provides a low-bitrate, low-power, low-cost RF communication solution that provides an interoperable or connected home security, monitoring and automation solution, or SMA.  We target the connected home technologies market with our UWB devices and Z-Wave devices.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped.  For set-top boxes in the IPTV market, we believe we are currently the only provider qualified to ship digital media processor SoCs based on the Microsoft IPTV platform.  Our SoC solutions are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, British Telecom, Deutsche Telekom and Freebox.  We work closely with these carriers and set-top box providers as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.  Our media processor products are also used by consumer electronics providers, such as D-Link, Linksys, Netgear, Panasonic, Pioneer, Sharp and Sony, in applications such as Blu-ray DVD players, digital media adaptors (DMAs), HDTVs and other connected media player devices.  Our VXP products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony and Panasonic.  Our UWB and Z-Wave devices target our connected home technologies market.  We expect to commence shipping a limited quantity of UWB devices in the second half of our fiscal 2010.

Our primary target markets are IPTV, connected media player, prosumer and industrial audio/video and connected home technologies.  The IPTV set-top box market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The connected media player market consists primarily of Blu-ray DVD players, digital media adapters and portable media devices that perform playback of digital media stored on optical or hard disk formats.  The prosumer and industrial audio/video markets consist of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  Our connected home technologies market includes UWB wireless high definition audio/video, or HDAV, and speaker solutions and wireless home entertainment networking solutions over coax and a wide variety of home control products such as thermostats, light switches and door locks.  We also sell products into other markets such as the HDTV, PC-based add-in and connectivity devices markets.  We currently derive minor revenues from sales of our products into these other markets.

For each of the six months ended August 1, 2009 and August 2, 2008, we derived 99% and 99%, respectively, of our net revenue from our SoC solutions.  Our SoC solutions primarily consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions decreased $12.1 million, or 11%, in the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to an approximate 10% decline in the average selling prices of our SoCs.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume sales targets on purchases of our SoC products.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenue based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory which could negatively impact our gross margins in a particular period and future revenues.

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

In July 2009, our shareholders approved our 2009 Incentive Plan and a one-time stock option exchange program.  We commenced the exchange program on August 24, 2009 and expect it to expire on September 22, 2009.  Under the exchange program, eligible employees are permitted to exchange outstanding stock options granted under our 2001 Plan prior to June 2008 with exercise prices equal to or greater than $20.25 per share for a lesser number of stock options that will be granted following the expiration of the exchange program at a ratio of 1 share in the replacement option for every 1.5 shares exchanged from eligible options.  Our directors and executive officers are not eligible to participate in the Exchange Program.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009 reflect the more significant judgments and estimates used in preparation of our annual and interim financial statements.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
Net revenue	$51,283	100%	$58,212	100%	$102,526	100%	$115,094	100%
Cost of revenue	28,033	55%	28,691	49%	54,889	54%	57,553	50%
Gross profit	23,250	45%	29,521	51%	47,637	46%	57,541	50%
Operating expenses:
Research and development	11,717	23%	10,377	18%	23,234	23%	21,233	18%
Sales and marketing	3,482	7%	2,783	5%	6,693	7%	5,424	5%
General and administrative	3,622	7%	3,634	6%	6,753	7%	10,102	9%
Acquired in-process research and development	—	—	—	—	—	—	1,571	1%
Total operating expenses	18,821	37%	16,794	29%	36,680	37%	38,330	33%
Income from operations	4,429	8%	12,727	22%	10,957	9%	19,211	17%
Interest income and other income, net	268	1%	1,064	2%	1,046	1%	3,232	3%
Income before income taxes	4,697	9%	13,791	24%	12,003	10%	22,443	20%
Provision for (benefit from) income taxes	(103)	-	4,200	7%	4,460	4%	6,270	5%
Net income	$4,800	9%	$9,591	17%	$7,543	6%	$16,173	15%

Net revenue

Our net revenue for the three months ended August 1, 2009 decreased approximately $6.9 million, or 12%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily due to an approximate 12.5% decline in average selling prices of our SoCs and an approximate 0.8% decline in units sold.  Our net revenue for the six months ended August 1, 2009 decreased approximately $12.6 million, or 11%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily due to an approximate 9.8% decline in average selling prices of our SoCs and an approximate 1.7% decline in units sold.  The decline in average selling prices for the three and six months ended August 1, 2009 was primarily the result of shipments to our larger customers, who achieved cumulative volume sales targets on purchases of our SMP8630 series SoC products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV market, the connected media player market, the prosumer and industrial audio/video market and the connected home technologies market.  We also sell our products, to a lesser extent, into several other markets, such as the HDTV and PC-based add-in markets, which we refer to collectively as our other market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands):

	Three Months Ended				Six Months Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
IPTV	$43,119	84%	$49,359	85%	$77,535	76%	$92,304	80%
Connected media players	5,546	11%	5,739	10%	19,585	19%	17,674	15%
Prosumer and industrial audio/video	1,618	3%	2,732	5%	3,155	3%	3,830	3%
Connected home technologies	976	2%	—	*	1,648	2%	—	*
Other	24	*	382	*	603	*	1,286	2%
Net revenue	$51,283	100%	$58,212	100%	$102,526	100%	$115,094	100%

*	This target market provided less than 1% of our net revenue in these periods

IPTV:  For the three months ended August 1, 2009, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $6.2 million, or 13%, from the corresponding period in the prior fiscal year.  The decline was attributable to an overall slowdown in the IPTV market beginning in the second half of fiscal 2009 as a result of the economic downturn and certain customers achieving cumulative volume discount targets on purchases of our SMP8630 series SoC products which contributed to a decrease in our average selling prices.  Our revenue from the IPTV market as a percentage of our total net revenue for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year decreased by 1%.

For the six months ended August 1, 2009, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $14.8 million, or 16%, from the corresponding period in the prior fiscal year.  The decline was attributable to an overall slowdown in the IPTV market beginning in the second half of fiscal 2009 as a result of the economic downturn and certain customers achieving cumulative volume discount targets on purchases of our SMP8630 series SoC products which contributed to a decrease in our average selling prices.  Our revenue from the IPTV market as a percentage of our total net revenue for the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year decreased by 4%, primarily due to the increase in SoCs shipped to our customers in the connected media player market and connected home technologies markets.

We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected media players:  For the three months ended August 1, 2009, net revenue from sales of our products to the connected media players market decreased $0.2 million, or 3%, from the corresponding period in the prior fiscal year.  The decline was attributable to lower sales of our SoCs to customers who incorporate our SoCs into the Blu-ray DVD players.  Our revenue from the connected media players market as a percentage of our total net revenue for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year increased 1%.

For the six months ended August 1, 2009, net revenue from sales of our products to the connected media players market increased $1.9 million, or 11%, from the corresponding period in the prior fiscal year.  This increase was primarily the result of a significant order in our first quarter of fiscal 2010 as a result of a product launch with a customer who recently began to incorporate our SMP8630 SoC into its connected media player product.  For the same reason, our percentage of net revenue from sales into the connected media players market increased 4% as a percentage of our total net revenue.

Prosumer and industrial audio/video:  For the three and six months ended August 1, 2009, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $1.1 million, or 41% and $0.7 million, or 18%, respectively, from the corresponding periods in the prior fiscal year.  The decline was attributable to an overall slowdown in the prosumer and industrial audio/video market in the three and six months ended August 1, 2009 as a result of the global economic downturn.  Our revenue from the prosumer and industrial audio/video market for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year decreased by 2% as a percentage of our total net revenue and was unchanged for the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.

Connected home technologies:  We previously referred to our connected home technologies target market as our wireless target market.  With the addition of the Z-Wave wireless controls product line, we believe the connected home technologies market more accurately describes the target market rather than referring to it as the wireless market.  For the three and six months ended August 1, 2009, net revenue from sales of our products into the connected home technologies market increased $1.0 million and $1.6 million, respectively, from the corresponding periods in the prior fiscal year.  These increases were the result of our entry into the wireless home automation market through our acquisition of Zensys Holdings Corporation (“Zensys”) in December 2008.  For the same reason, our percentage of net revenue from sales into the connected home technologies market increased to 2% and 2% as a percentage of our total net revenue for the three and six months ended August 1, 2009, respectively.  We expect our net revenue from this market to increase in future periods as we expand sales of the Z-Wave product line and as we begin shipping UWB products in the second half of this fiscal year.

Other:  Our other markets consist of HDTV, PC add-in boards, development kits, development contracts, services and other ancillary markets.  For the three and six months ended August 1, 2009, net revenue decreased $0.4 million, or 94% and $0.7 million, or 53%, respectively, from the corresponding periods in the prior fiscal year.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a much lesser extent, we derive net revenues from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands):

	Three Months Ended				Six Months Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
SoCs	$51,078	100%	$57,813	99%	$101,880	99%	$113,991	99%
Other	205	*	399	1%	646	1%	1,103	1%
Net revenue	$51,283	100%	$58,212	100%	$102,526	100%	$115,094	100%

*	This target market provided less than 1% of our net revenue in these periods

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected media player, prosumer and industrial audio/video and connected home technologies consumer electronic markets.  The decrease of $6.7 million, or 12%, in net revenue from SoCs for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year was due primarily to an approximate 12.5% decline in average selling prices of our SoCs and an approximate 0.8% decline in units sold.  The decline was attributable to an overall slowdown in the IPTV market beginning in the second half of fiscal 2009 as a result of the economic downturn and certain customers achieving cumulative volume sales targets on purchases of our SMP8630 series SoC products.

The decrease of $12.1 million, or 11%, in net revenue from SoCs for the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year was due primarily to an approximate 9.8% decline in average selling prices of our SoCs and an approximate 1.7% decline in units sold.  The decline was attributable to an overall slowdown in the IPTV market beginning in the second half of fiscal 2009 as a result of the economic downturn and certain customers achieving cumulative volume sales targets on purchases of our SMP8630 series SoC products.

Other:  We derive revenue from other products and services, including engineering support services for both hardware and software, engineering development for customization of SoCs and other accessories.  The decrease in our net revenue from other products of $0.2 million, or 49%, and $0.5 million, or 41%, for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year was due to a reduction in nonrecurring engineering fees and decreased sales of development kits.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of net revenue represented by each geographic region based on the invoicing location of each customer (in thousands):

	Three Months Ended				Six Months Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
Asia	$38,097	74%	$29,514	51%	$76,091	74%	$60,640	53%
Europe	11,674	23%	25,677	44%	23,454	23%	47,752	41%
North America	1,499	3%	3,008	5%	2,963	3%	6,664	6%
Other regions	13	*	13	*	18	*	38	*
Net revenue	$51,283	100%	$58,212	100%	$102,526	100%	$115,094	100%

*	These regions provided less than 1% of our net revenue in these periods

Asia:  Our net revenue in absolute dollars from Asia increased $8.6 million, or 29%, for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 23% as a percentage of our net revenue for the three months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our net revenue was primarily attributable to an increase in revenue from Taiwan and China which is primarily due to a customer shifting their production orders from a contract manufacturer located in Europe to contract manufacturers in those countries.  This increase in both absolute dollars and as a percentage of our net revenue was partially offset by a decline in the average selling prices of our SoCs.

  Our net revenue in absolute dollars from Asia increased $15.5 million, or 25%, for the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 21% as a percentage of our net revenue for the six months ended August 1, 2009 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our net revenue was primarily attributable to an increase in revenue from Taiwan and China which was due to a customer shifting their production orders from a contract manufacturer located in Europe to contract manufacturers in those countries.  In addition, net revenue from Taiwan increased due to a significant order in our first quarter of fiscal 2010 as a result of a product launch by customer who recently began to incorporate our SMP8630 series into its products.  This increase in both absolute dollars and as a percentage of our net revenue was partially offset by a decline in the average selling prices of our SoCs.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Singapore	26%	29%	23%	22%
China	26%	*	22%	*
Taiwan	13%	*	22%	*

*	Net revenue from this country was less than 10% of our net revenue

Europe:  Our net revenue in absolute dollars from Europe decreased $14.0 million, or 55% and $24.3 million, or 51%, for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenue from Europe decreased 21% and 18% as a percentage of our net revenue for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease in our net revenue from Europe in both absolute dollars and as a percentage of our net revenue was primarily attributable to a single customer who incorporates our products into their finished goods moving their production orders to contract manufacturers located in Asia starting third quarter of fiscal 2009.

The following table sets forth the percentage of net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
France	17%	*	16%	12%
Netherlands	*	25%	*	19%

*	Net revenue from this country was less than 10% of our net revenue

North America:  Our net revenue in absolute dollars from North America decreased $1.5 million, or 50%, and $3.7 million, or 56%, for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenue from North America decreased 2% and 3% as a percentage of our net revenue for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable to customers who incorporate our products into their finished goods placing their orders through contract manufacturers located outside of North America.

For each of the three and six months ended August 1, 2009, our net revenue generated outside North America was 97% and 97% of our net revenue, respectively, compared to 95% and 94%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

Customer	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
MTC Singapore	26%	29%	23%	22%
Gemtek Electronics Compontents, LTD	17%	*	13%	*
Cisco Systems, Inc. **	*	31%	*	23%

*	Net revenue from customer was less than 10% of our net revenue.
**	Starting in the third quarter of fiscal 2009, Cisco Systems, Inc. began processing its orders with us through multiple third-party contract manufacturers.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands):

	Three Months Ended			Six Months Ended
		%			%
	August 1, 2009	change	August 2, 2008	August 1, 2009	change	August 2, 2008
Gross profit	$23,250	-21%	$29,521	$47,637	-17%	$57,541
Gross margin	45.3%		50.7%	46.5%		50.0%

The $6.3 million and $9.9 million decreases in gross profit, or 5.4 percentage point and 3.5 percentage point decrease in gross margin, for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year was due primarily to a 12.5% and a 9.8% decline in our average selling prices per SoC, respectively, which was partially offset by a 10.0% and a 7.4% decline in our average costs per SoC unit, respectively.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume discount targets on purchases of our SMP8630 series SoC products.  The decline in our average cost per SoC unit was primarily due to overall cost reductions from our suppliers as well as improved yields on our highest volume products.  In addition, our operations overhead increased $0.5 million, or 36%, and $1.1 million, or 47%, for the three and six months ended August 1, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  This increase is due to an increase in compensation and benefits as a result of an overall increase in headcount, including personnel added from our acquisition of Zensys in December 2008 and an increase in amortization of acquired intangibles associated with the Zensys acquisition.

Research and development expense

Research and development expense consists primarily of compensation and benefit costs in connection with our employees engaged in research, design and development activities, including share-based compensation expense.  Development and design costs consist primarily of costs related to engineering design tools, mask and prototyping costs, testing and subcontracting costs.  In addition, we incur costs for facilities and equipment and other items.

The following table set forth details of research and development expense for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$7,079	14%	$5,961	10%	$1,118	19%
Development and design costs	1,480	3%	1,194	2%	286	24%
Share-based compensation	1,197	2%	1,241	2%	(44)	-4%
Depreciation and amortization	1,274	2%	1,237	2%	37	3%
Other	687	1%	744	1%	(57)	-8%
Research and development	$11,717	22%	$10,377	17%	$1,340	13%

	Six Months Ended		Six Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$13,897	14%	$12,015	10%	$1,882	16%
Development and design costs	2,795	3%	2,642	2%	153	6%
Depreciation and amortization	2,562	3%	2,391	2%	171	7%
Share-based compensation	2,455	2%	2,652	2%	(197)	-7%
Acquired in-process research and development	—	0%	1,571	1%	(1,571)	-100%
Other	1,525	1%	1,533	1%	(8)	-1%
Research and development	$23,234	23%	$22,804	18%	$430	2%

For the three and six months ended August 1, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel added from our acquisition of Zensys in December 2008.  Development and design costs increased primarily due to increased costs for development wafers and tape-outs of new products.  Development and design costs vary from period to period depending on the timing of development and tape-outs of new products.  The decrease in share-based compensation expense is primarily due to an increase in employee attrition and was partially offset by increases due to higher headcount.  Depreciation and amortization expenses increased primarily due to the amortization of intangible assets acquired in our acquisition of Zensys in December 2008.

Acquired in-process research and development, or IPR&D, for the six months ended August 2, 2008 totaled $1.6 million as a result of the VXP acquisition completed on February 8, 2008.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.  IPR&D was a one-time expense recognized during the quarter in which we closed the VXP acquisition.

Sales and marketing expense

Selling and marketing expense consists primarily of compensation and benefit costs, including sales commissions and share-based compensation expense and external commissions, facilities expenses and marketing expenses.

The following table set forth details of sales and marketing expense for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,783	3%	$1,486	3%	$297	20%
Share-based compensation	419	1%	382	1%	37	10%
External commissions	323	1%	324	1%	(1)	0%
Trade shows, travel and entertainment	315	1%	142	0%	173	122%
Other	642	1%	449	1%	193	43%
Sales and marketing	$3,482	7%	$2,783	6%	$699	25%

	Six Months Ended		Six Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$3,445	3%	$2,868	2%	$577	20%
Share-based compensation	718	1%	740	1%	(22)	-3%
External commissions	803	1%	619	1%	184	30%
Trade shows, travel and entertainment	579	1%	333	0%	246	74%
Other	1,148	1%	864	1%	284	33%
Sales and marketing	$6,693	7%	$5,424	5%	$1,269	23%

For the three months ended August 1, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel added through our acquisition of Zensys in December 2008.  The increase in share-based compensation expense is due to an increase in headcount partially offset by an increase in stock option forfeitures caused by employee attrition.  Trade show expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  Travel and entertainment expenses increased primarily due to an overall increase in headcount.  Other expenses increased primarily due to increased costs related to outside service fees, rent and facilities costs and increased amortization expense related to our acquisition of Zensys.

For the six months ended August 1, 2009, compensation and benefits increased primarily due to an overall increase in headcount including personnel from our acquisition of Zensys in December 2008.  The decrease in share-based compensation expense is primarily due to an increase in employee attrition and was partially offset by an increase in headcount.  Commissions paid to our external sales representatives increased due to a significant order in our first quarter of fiscal 2010 from a customer who began to incorporate our SMP8630 series, into its products.  Trade show expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  Travel and entertainment expenses increased primarily due to an overall increase in headcount.  Other expenses increased primarily due to increased costs related to outside service fees and rent and facilities costs and increased amortization from intangible assets acquired in our acquisition of Zensys.

General and administrative expense

General and administrative expense consists primarily of compensation and benefit costs, including share-based compensation expense, legal and accounting fees, other professional fees and facilities expenses.

The following table set forth details of general and administrative expense for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Three Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,222	2%	$1,021	2%	$201	20%
Legal and accounting fees	719	1%	804	1%	(85)	-11%
Share-based compensation	487	1%	689	1%	(202)	-29%
Outside service fees	402	1%	502	1%	(100)	-20%
Other	792	2%	618	1%	174	28%
General and administrative	$3,622	7%	$3,634	6%	$(12)	0%

	Six Months Ended		Six Months Ended
		% of		% of	Increase	%
	August 1, 2009	Net Revenue	August 2, 2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$2,370	2%	$1,995	2%	$375	19%
Legal and accounting fees	2,105	2%	2,675	2%	(570)	-21%
Share-based compensation	3	0%	3,591	3%	(3,588)	-100%
Outside service fees	819	1%	804	1%	15	2%
Other	1,456	1%	1,037	1%	419	40%
General and administrative	$6,753	7%	$10,102	9%	$(3,349)	-33%

For the three months ended August 1, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel from our acquisition of Zensys in December 2008.  The decrease in legal and accounting fees is primarily due to the completion of substantial work related to our international tax strategy in the second quarter of fiscal 2009 and a decrease in audit and internal control expenses resulting from efforts to improve efficiency.  The decrease in share-based compensation expense is primarily due to a specific option cancellation and an increase in stock option forfeitures from employee attrition.  Outside services fees decreased primarily due to decreased temporary professional services.

For the six months ended August 1, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel from our acquisition of Zensys in December 2008.  The decrease in legal and accounting fees is primarily due to fees incurred for the implementation of our international tax strategy in the first and second quarter of fiscal 2009 and a decrease in audit and internal control expenses.  The decrease in share-based compensation expense is primarily due to the charge of $2.4 million during the three months ended May 2, 2008 for an option granted and fully vested in the first quarter of fiscal 2009.  The remaining decrease is primarily due to a specific option cancellation and the increase in stock option forfeitures as a result of employee attrition.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of revenue	$80	$92	$165	$175
Research and development expenses	1,197	1,241	2,455	2,652
Sales and marketing expenses	419	382	718	740
General and administrative expenses	487	689	3	3,591
Total share-based compensation	$2,183	$2,404	$3,341	$7,158

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees.

Amortization of intangible assets:  Amortization expense of $0.7 million and $1.4 million for acquired developed technology for the three and six months ended August 1, 2009, respectively, and $0.6 million and $1.1 million, for the corresponding periods of the prior year, is classified as cost of sales.  Amortization expense of zero and $19,000 for acquired noncompete agreements for the three and six months ended August 1, 2009, respectively, and $0.1 million and $0.2 million, for the corresponding periods of the prior year, is classified as research and development expense.  An acquired noncompete agreement was fully amortized in first quarter of fiscal 2010.  Amortization expense of $80,000 and $170,000 for other purchased intangible assets for the three and six months ended August 1, 2009, respectively, and $50,000 and $100,000, for the corresponding periods of the prior year, is classified as sales and marketing expense.  At August 1, 2009, the unamortized balance from purchased intangible assets was $16.0 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Interest and other income, net

Interest and other income, net, consists primarily of interest earned on cash equivalents and marketable securities balances, realized and unrealized gains or losses from foreign currency transactions and other income.

The following table sets forth interest and other income, net and the percent change in interest and other income, net (in thousands):

	Three Months Ended			Six Months Ended
		%			%
	August 1, 2009	change	August 2, 2008	August 1, 2009	change	August 2, 2008
Interest and other income, net	$268	-75%	$1,064	$1,046	-68%	$3,232

The decrease of $0.8 million, or 75% and $2.2 million, or 68%, for the three and six months ended August 1, 2009, respectively, compared with the corresponding periods in the prior fiscal year was due primarily to a decrease in overall interest rates earned on our marketable securities portfolio and in particular the interest rate yield for our auction rate securities, or ARS, and was further reduced by foreign exchange losses.  Additionally, our foreign exchange exposure, primarily in the Canadian dollar, Danish krone and Euro, has increased compared to the corresponding periods in the prior fiscal year as a result of our expansion into these international locations and increased volatility of the US dollar in relation to the Canadian dollar, Danish krone and Euro.

Provision for income taxes

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore no longer more likely than not to be realized.  As a result of this change, we recorded a $3.6 million charge in the first quarter of fiscal 2010 to reduce our previously recognized California deferred tax assets.

We recorded an income tax benefit of $0.1 million for the three months ended August 1, 2009.  The income tax benefit for the three months ended August 1, 2009 is the result of the reduced effective tax rate.  For the six months ended August 1, 2009, we recorded a provision for income tax of $4.5 million.  For the three and six months ended August 2, 2008, we recorded provision for income taxes of $4.2 million and $6.3 million, respectively.  The effective tax rate for the six months ended August 1, 2009 was approximately 37%.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	August 1, 2009	January 31, 2009
Cash and cash equivalents	$128,048	$90,845
Short-term marketable securities	64,169	28,862
	$192,217	$119,707

As of August 1, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $192.2 million, which represents an increase of $72.5 million from $119.7 million at January 31, 2009.  The increase in cash and cash equivalents and short-term marketable securities was primarily due to $39.5 million of cash generated from our operating activities and reclassification of our auction rate securities of $42.9 million from long-term marketable securities to short-term marketable securities, which was partially offset by our investment of $3.0 million in a privately-held technology company in exchange for a convertible note receivable and purchases of $2.0 million for software and equipment and leasehold improvements.  In October 2008, we accepted an offer from our cash investment advisor, UBS, of a comprehensive settlement agreement, in which all the ARS currently held in our UBS portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  As a result of this offer, we expect to sell all of our auction rate securities to UBS within twelve months.  Accordingly, as of August 1, 2009, we have classified our auction rate securities as short-term marketable securities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	August 1, 2009	August 2, 2008
Net cash provided by (used in):
Operating activities	$39,806	$7,939
Investing activities	(4,779)	(27,631)
Financing activities	1,721	(78,772)
Effect of foreign rate changes on cash and cash equivalents	455	137
Net increase (decrease) in cash and cash equivalents	$37,203	$(98,327)

Cash flows from operating activities

Net cash provided by operating activities of $39.8 million for the six months ended August 1, 2009 was primarily due to net income of $7.5 million, non-cash expenses of $11.7 million, a $14.3 million decrease in inventories, a $5.5 million decrease in accounts receivable and a $3.3 million increase in accounts payable.  These amounts were partially offset by a $2.1 million decrease in accrued liabilities and a $0.9 million decrease in other long-term liabilities.  Non-cash expenses included in net income in the six months ended August 1, 2009 consisted primarily of $4.5 million in depreciation and amortization, $3.6 million in deferred income taxes and $3.3 million in share-based compensation expense.

The decrease in inventories was the result of continued efforts to reduce the level of our die bank.  Our annualized rate of inventory turns increased to 4.3 for the quarter ended August 1, 2009 compared to 2.6 for the quarter ended January 31, 2009.  The decrease in accounts receivable was primarily the result of improved timing of product shipments during the second quarter of fiscal 2009 which resulted in a decrease in our days sales outstanding to 45 days at August 1, 2009 compared to 59 days at January 31, 2009.  The increase in accounts payable was primarily due to increased purchases of inventory.  The decreases in accrued liabilities and other long-term liabilities were primarily due to the timing of payments for and amortization of accrued liabilities.

Net cash provided by operating activities of $7.9 million for the six months ended August 2, 2008 was primarily due to net income of $16.2 million, non-cash charges of $15.9 million, a $0.7 million decrease in accounts receivable and a $0.5 million increase of other long-term liabilities.  These amounts were partially offset by a $16.8 million increase in inventory, a $7.1 million decrease in accounts payable and other accrued liabilities and a $1.5 million increase in prepaid expenses and other assets.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $4.8 million for the six months ended August 1, 2009 which was primarily due to our investment in a privately-held technology company in exchange for a convertible note receivable for $3.0 million, purchases of software, equipment and leasehold improvements of $2.0 million and a private equity investment for $0.5 million, offset by a net reduction of our marketable securities by $0.7 million.

Net cash used in investing activities was $27.6 million for the six months ended August 2, 2008 which was primarily due to cash paid in connection with the acquisition of the VXP Group for $18.6 million and purchases of software, equipment, leasehold improvements of $6.5 million and net purchases of our marketable securities of $2.6 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.7 million in the six months ended August 1, 2009, which was due to $1.5 million of proceeds from exercises of employee stock options and employee stock purchases and $0.2 million of excess tax benefit from share-based compensation.

Net cash used in financing activities was $78.8 million in the six months ended August 2, 2008, which was the result of purchases of 4.2 million shares of our common stock for $85.9 million, partially offset by $4.2 million of excess tax benefit from share-based compensation and $3.0 million of proceeds from exercises of employee stock options and employee stock purchases.

While we have generated cash from operations for fiscal 2009, 2008 and 2007 and in the first six months of fiscal 2010, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products and any use of our cash to acquire other companies or technologies.

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

Included in our marketable securities portfolio at August 1, 2009 were ARS that we purchased at par value of $43.0 million and during the second quarter of fiscal 2010 the issuer of the one of these ARS redeemed a limited portion in the amount of $0.1 million from us.  As a result, as of August 1, 2009, we held nine ARS with a par value of $42.9 million and these are all classified as short-term marketable securities.  Subsequent to August 1, 2009, the issuer of one of these ARS redeemed additional portions from us in the amount of $0.1 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, we accepted an offer from our cash investment advisor, UBS, of a comprehensive settlement agreement, in which all the ARS currently held in UBS our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the agreed solution by UBS to the lack of liquidity of our ARS includes a commitment through June 2010 to loan us an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At August 1, 2009, UBS provided an estimated value for the nine ARS of approximately $37.2 million, which reflects an unrealized loss of $5.7 million from our carrying value.  For the reasons described below, we have not adopted UBS’ estimated value of our ARS.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of August 1, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.  As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.

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

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than 12 weeks are typically cancelable without penalty from our customers.  We currently place non-cancelable orders to purchase semiconductor wafers and other materials from our suppliers on an eight to 12 week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of August 1, 2009 (in thousands):

	Payments Due by Period
	1 year	1 - 3	4 - 5
Contractual Obligations	or less	years	years	thereafter	Total
Operating leases	$950	3,509	2,129	$2,792	$9,380
Non-cancelable purchase orders	12,535	—	—	—	12,535
	$13,485	3,509	2,129	$2,792	$21,915

Recent accounting pronouncements:

During the second quarter of fiscal year 2010, we adopted the following accounting standards:

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, guidance on how to determine the fair value of assets and liabilities when the volume and level of trading activity for the asset/liability has significantly decreased.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes the method for determining when an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings.  FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  We adopted these three accounting standards as of the beginning of our second quarter of fiscal 2010.  There was no material impact on our consolidated financial statements upon adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted SFAS 165 as of the beginning of our second quarter of fiscal 2010.  We evaluated for subsequent events through September 10, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements Not Yet Adopted:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”).  This standard establishes only two levels of GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal year 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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

Interest Rate Sensitivity:  As of August 1, 2009 and January 31, 2009, we held approximately $228.8 million and $192.2 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

At August 1, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $42.9 million, which are all classified as short-term marketable securities.  Historically, the fair value of our ARS has been determined by frequent auction periods, generally 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.

As a result of the auction failures, we have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of August 1, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

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

Foreign Currency Exchange Rate Sensitivity:  The Canadian dollar, Danish krone and Euro are the primary financial currencies of our subsidiaries in Canada, Denmark and France, respectively.  We do not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain certain cash balances and a long-term investment denominated in the Hong Kong dollar, Canadian dollar, Euro, Danish krone, Singapore dollar and Japanese yen.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at August 1, 2009 or January 31, 2009, the fair value of these foreign currency amounts would decline by $0.5 million.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of August 1, 2009, the end of the period covered by this quarterly report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 1, 2009.

During the second quarter ended August 1, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceeds.  From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business.  We expect that the number and significance of these matters will increase as our business expands.  In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows.  Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all.  If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

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

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in 2008.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For the six months ended August 1, 2009, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introductions of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introductions of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the six months ended August 1, 2009, we derived 97% of our revenue from customers outside of North America.  We also have significant international operations, including a significant operations center in Singapore, research and development facilities in France, Canada and Denmark and a sales and distribution facility in Hong Kong.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirement, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

In addition, our agreements with most of our customers contain warranty provisions which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period, and other limitations to our liability.  However, any contractual limitations to our liability may be unenforceable in a particular jurisdiction.  We do not have insurance coverage for any warranty or product liability claims and a successful claim could require us to pay substantial damages.  A successful warranty or product liability claim against us, or a requirement that we participate in a product recall could have adverse effects on our business results.

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

For the six months ended August 1, 2009, MTC Singapore and Gemtek Electronics Compontents, LTD accounted for 23% and 13%, respectively, of our net revenue.  For the six months ended August 2, 2008, Cisco Systems, Inc. and MTC Singapore accounted for 23% and 22%, respectively, of our net revenue.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of August 1, 2009, we held 76 patents and these patents will expire within the next five to eighteen years.  These patents cover portions of the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, connected media players, prosumer and industrial audio/video and connected home technologies.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined in recent months, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss in fiscal 2006, and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009 and net income of $7.5 million in the first half of fiscal 2010.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in our fiscal year 2009 and the first two quarters of fiscal 2010, we may not continue to be profitable.  For example, our net income decreased from $70.2 million in fiscal 2008 to $26.4 million in fiscal 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, we completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets and 44 new employees from the VXP Group of Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations.  We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future.  In addition, in order to complete acquisitions, we may issue equity securities and incur debt, which would result in dilution to our existing shareholders and could negatively impact profitability.

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

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider customer prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

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

During the first quarter of fiscal 2010, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized.  As a result, we recorded a $3.6 million charge in the first quarter of fiscal 2010 to reduce our previously recognized California deferred tax assets.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity related difficulties.  Beginning mid 2007, global short-term funding markets have experienced credit issues, leading to liquidity issues and failed auctions in the ARS market.  If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at August 1, 2009 were ARS that we purchased for their par value, $43.0 million, and during second quarter of fiscal 2010, an issuer of the one of these ARS redeemed a limited portion in the amount of $0.1 million from us.  As a result, as of August 1, 2009, we held nine auction rate securities with a par value of $42.9 million.  Subsequent to August 1, 2009, the issuer of one of these ARS redeemed additional portions from us in the amount of $0.1 million.  Subsequent to February 2008, all auctions involving the ARS in our investment portfolio have failed due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that, absent other solutions to the limited market for our ARS, it will redeem all these securities at par value upon our request after June 2010, there is a risk that their intention may not be achieved for reasons outside our control.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense.  None of our officers or key employees is bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  The amount of cash we used for these repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We reported material weaknesses in our controls over financial reporting in fiscal 2005 through 2007.  If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

As of January 31, 2009, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting.  Based on this assessment, our management determined that our internal control over financial reporting was effective as of January 31, 2009.  However, prior to fiscal 2008, we had ongoing material weaknesses in our internal control over financial reporting since fiscal 2005, the first year in which we were required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Further, in September 2006, we announced that our historical financial statements should no longer be relied upon as a result of our preliminary determination of an internal review relating to our practices in administering stock option grants.  We continued to have material weaknesses in our internal control over financial reporting, which resulted from ineffective internal controls over financial reporting for the year ended February 2, 2007.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	new product introductions by us and our competitors;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002;

•	expenses related to implementing and maintaining our enterprise resource management system and other information technologies;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the loss of one or more significant customers;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	inventory obsolescence;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	availability of third-party manufacturing capacity for production of certain products; and

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009 during the six months ended August 1, 2009.  During fiscal 2009, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $49.62 on February 4, 2008 to a low of $6.93 on November 21, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on July 29, 2009, our shareholders voted on and approved four proposals as follows:

1.
Our shareholders elected four directors to serve until our next annual meeting of shareholders or until their successors are duly elected and qualified.  The four directors so elected and the voting results with respect thereto were as follows:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Thinh Q. Tran	19,050,618	4,161,689	86,516	—
William J. Almon	18,838,733	4,373,574	298,401	—
Julien Nguyen	15,958,881	7,253,426	3,178,253	—
Lung C. Tsai	18,810,691	4,401,616	326,443	—

2.	Our shareholders approved the 2009 Stock Incentive Plan. The results were as follows:

For:	7,302,273
Against:	5,370,740
Abstained:	138,195
Broker Non-Votes:	—

3.	Our shareholders approved a one-time stock option exchange program for employees (excluding executive officers and directors. The results were as follows:

For:	19,633,921
Against:	3,384,350
Abstained:	194,036
Broker Non-Votes:	—

4.	Our shareholders ratified the appointment of Armanino McKenna LLP as our independent registered public accounting firm for our fiscal year ending January 30, 2010. The results were as follows:

For:	22,658,014
Against:	368,387
Abstained:	185,906
Broker Non-Votes:	—

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
Date: September 10, 2009
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