Form 10-Q
period 2009-10-31
SIGMA DESIGNS INC
filed 2009-12-10
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32207

Sigma Designs, Inc.
(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1778 McCarthy Boulevard,
Milpitas, California 95035
(Address of principal executive offices including Zip Code)
(408) 262-9003
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑

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

As of December 2, 2009, the Company had 30,734,258 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 31, 2009	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$142,707	$90,845
Short-term marketable securities	60,355	28,862
Accounts receivable, net	17,902	30,719
Inventories	23,142	36,058
Deferred tax assets	1,478	1,417
Prepaid expenses and other current assets	8,488	5,909
Total current assets	254,072	193,810

Long-term marketable securities	32,201	72,523
Software, equipment and leasehold improvements, net	21,448	21,124
Goodwill	9,913	9,928
Intangible assets, net	15,435	17,520
Deferred tax assets, net of current portion	10,791	12,824
Long-term investments	3,550	3,000
Other non-current assets	338	218
Total assets	$347,748	$330,947

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,420	$5,655
Accrued liabilities	11,747	12,826
Total current liabilities	22,167	18,481

Other long-term liabilities	5,031	5,801
Long-term deferred tax liabilities	1,669	1,415
Total liabilities	28,867	25,697

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	367,868	360,908
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,699	273
Retained earnings	35,255	30,010
Total shareholders' equity	318,881	305,250

Total liabilities and shareholders' equity	$347,748	$330,947

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net revenue	$35,464	$46,760	$137,990	$161,854
Cost of revenue	19,396	25,101	74,285	82,654
Gross profit	16,068	21,659	63,705	79,200

Operating expenses:
Research and development	11,727	11,131	34,961	32,364
Sales and marketing	3,488	3,102	10,181	8,526
General and administrative	5,467	3,837	12,220	13,939
Acquired in-process research and development	—	—	—	1,571
Total operating expenses	20,682	18,070	57,362	56,400
Income (loss) from operations	(4,614)	3,589	6,343	22,800

Interest and other income, net	564	1,150	1,610	4,382
Income (loss) before income taxes	(4,050)	4,739	7,953	27,182
Provision for (benefit from) income taxes	(1,752)	1,068	2,708	7,338
Net income (loss)	$(2,298)	$3,671	$5,245	$19,844

Net income (loss) per share:
Basic	$(0.09)	$0.14	$0.20	$0.73
Diluted	$(0.09)	$0.14	$0.19	$0.71

Shares used in computing net income (loss) per share:
Basic	26,782	26,351	26,681	27,045
Diluted	26,782	27,084	27,354	27,971

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$5,245	$19,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,816	5,631
Acquired in-process research and development	—	1,571
Share-based compensation	5,552	9,935
Provision for excess and obsolete inventory	137	1,844
Provision for sales returns, discounts and doubtful accounts	486	2,425
Deferred income taxes	2,268	1,546
Loss on disposal of software, equipment and leasehold improvements	114	1
Tax benefit from employee stock option plan	(346)	4,459
Excess tax benefit from share-based compensation	(179)	(4,459)
Accretion of contributed leasehold improvements	(128)	(93)
Goodwill adjustment	15	—
Changes in operating assets and liabilities:
Accounts receivable	12,426	13,502
Inventories	12,982	(17,562)
Prepaid expenses and other current assets	669	(886)
Other non-current assets	(120)	(108)
Accounts payable	4,733	(5,612)
Accrued liabilities	(1,232)	(4,616)
Other long-term liabilities	(691)	2,265
Net cash provided by operating activities	48,747	29,687

Cash flows from investing activities:
Purchase of marketable securities	(52,889)	(85,135)
Sales and maturities of marketable securities	61,894	79,736
Purchases of software, equipment and leasehold improvements	(4,883)	(10,520)
Net cash paid in connection with acquisitions	—	(18,576)
Purchases of long-term investments	(524)	—
Other	—	—
Net cash provided by (used in) investing activities	598	(34,495)

Cash flows from financing activities:
Repayment of bank borrowings
Net proceeds from exercises of employee stock options and stock purchase rights	1,754	3,260
Proceeds from issuance of common stock, net of offering costs
Net cash provided by (used in) financing activities	1,933	(78,222)

Effect of foreign exchange rate changes on cash and cash equivalents	584	(277)
Increase (decrease) in cash and cash equivalents	51,862	(83,307)

Cash and cash equivalents at beginning of period	90,845	174,089
Cash and cash equivalents at end of period	$142,707	$90,782

Supplemental disclosure of cash flow information:

Cash paid for interest	$75	$—
Cash paid for income taxes	$609	$104

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our” and “us”) specializes in integrated system-on-chip solutions (“SoC”) for the IPTV, connected media player, prosumer and industrial audio/video, connected home technologies and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2009 included in our Annual Report on Form 10-K and 10-K/A.

During the third quarter of fiscal year 2010, we adopted the Accounting Standards Codification, or ASC, issued by the Financial Accounting Standards Board ("FASB").  This standard established only two levels of Generally Accepted Accounting Principles, or GAAP, authoritative and nonauthoritative.  The ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative.  This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of fiscal year 2010.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 31, 2009 and January 31, 2009, the consolidated results of our operations for the three months and nine months ended October 31, 2009 and November 1, 2008, and the consolidated cash flows for the nine months ended October 31, 2009 and November 1, 2008.  The results of operations for the three months and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2010 ended on October 31, 2009.  The third quarter of fiscal 2009 ended on November 1, 2008.

We have performed an evaluation of subsequent events through December 10, 2009, which is the date the financial statements were issued.

Income taxes:  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Income taxes are accounted for under an asset and liability approach in accordance with ASC 740, Accounting for Income Taxes, (formerly, Statement of Financial Accounting Standard,  “SFAS” No. 109).  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under ASC 740, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (formerly, the FASB issued Interpretation No. 48, “FIN 48”), the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For the three months ended October 31, 2009, there was an increase of $0.4 million in unrecognized tax benefits.  For the nine months ended October 31, 2009, we recorded a net increase of $1.4 million in unrecognized tax benefits.

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

The income tax benefit for the three months ended October 31, 2009 was $1.8 million and the income tax provision for the nine months ended October 31, 2009 was $2.7 million.  The income tax provision for the three months and nine months ended November 1, 2008 was $1.1 million and $7.3 million, respectively.

Recent accounting pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) -- Measuring Liabilities at Fair Value ("ASU 2009-05").  ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, to provide further guidance on how to measure the fair value of a liability.  It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning in our fiscal fourth quarter of 2010.  We do not expect the adoption of this standard update to have a material impact on our consolidated financial statements.

In September 2009, the FASB reached a consensus on ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14").  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence, or VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  The residual method of allocating arrangement consideration has been eliminated.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 31, 2009			January 31, 2009
	Book	Net unrealized	Fair	Book	Net unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Money market funds	$115,456	$—	$115,456	$59,213	$—	$59,213
Auction rate securities	42,625	—	42,625	43,000	—	43,000
Corporate bonds	35,578	245	35,823	26,529	52	26,581
US agency discount notes	12,563	37	12,600	16,015	28	16,043
Municipal bonds and notes	1,500	7	1,507	15,728	33	15,761
Total cash equivalents and marketable securities	$207,722	$289	$208,011	$160,485	$113	$160,598

Cash on hand held in the United States			11,006			1,709
Cash on hand held overseas			16,246			29,923
Total cash on hand			27,252			31,632
Total cash, cash equivalents and marketable securities			$235,263			$192,230

Reported as:
Cash and cash equivalents			$142,707			$90,845
Short-term marketable securities			60,355			28,862
Long-term marketable securities			32,201			72,523
			$235,263			$192,230

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are as follows (in thousands).  Actual maturities may differ from contractual maturities.

	October 31, 2009		January 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$175,708	$175,810	$88,046	$88,075
Due in greater than 1 year	32,014	32,201	72,439	72,523
Total	$207,722	$208,011	$160,485	$160,598

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

Included in our marketable securities portfolio at October 31, 2009 were nine ARS that we purchased at par value of $43.0 million and during our second and third quarter of fiscal 2010, the issuer of the one of these ARS redeemed a limited portion in the amount of $0.1 million and $0.3 million, respectively, from us.  As a result, as of October 31, 2009 we held nine auction rate securities with a par value of $42.6 million.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold failed.  The result of a failed auction is that these ARS continue to pay interest in accordance with their terms as adjusted at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, we accepted an offer from our cash investment advisor, UBS, for a comprehensive settlement agreement in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the solution by UBS to the lack of liquidity of our ARS includes a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At October 31, 2009, UBS provided an estimated value for the nine ARS of approximately $37.3 million, which reflects an unrealized loss of $5.3 million from our carrying value.  We have not adopted UBS’ estimated value of our ARS for the reasons described below.  As a result of our review and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the $42.6 million carrying value of our nine ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity or capital resources associated with holding these securities.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of October 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments has been in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow from operations and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining liquidity risk and UBS’ default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

3.	Fair values of assets and liabilities

ASC 820, Fair Value Measurements (formerly, SFAS 157), define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price)” and also, establishes a framework for measuring fair value and expands fair value measurement disclosure.

Fair value hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

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

Our ARS holdings are classified within Level 3.  We have valued the ARS through a discounted cash flow model which requires making a significant assumption as to the expectation of UBS’s offer to redeem all of the ARS at par value in June 2010 and future interest income from those securities which is not observable in the market.  During the nine months ended October 31, 2009, we recorded no impairment loss relating to the value of ARS and recorded no realized gains or losses for these ARS.  In August 2009, we purchased a convertible note receivable from a privately-held venture capital funded technology company with a face value which is equal to its cost of $3.0 million, is convertible into the issuer’s preferred stock under certain circumstances and bears interest at a rate of 9% per annum with a maturity date of November 30, 2009.  At October 31, 2009 the convertible note receivable was valued at $3.1 equaling its cost plus accrued interest.  We also purchased shares of preferred stock in this issuer at a cost of $2.0 million during the fourth quarter of fiscal 2009.  Three of our directors hold equity interests in the issuer of the convertible note receivable and one of these directors is also a director of the issuer of the convertible note.  In the aggregate, these equity interests do not rise to the level of a material or a controlling interest in the issuer.  Our board of directors appointed one of our independent directors who has no interest in the issuer to evaluate each investment in this issuer and recommend appropriate action to our board of directors.  All investment transactions with this issuer were approved and recommended by this independent director and made as a result of a negotiation process.  This convertible note receivable and all of our investments in privately-held companies are classified within Level 3.  We have valued our convertible note receivable and investments in privately-held companies at cost, plus accrued interest in the case of the convertible note receivable, as the inputs are unobservable and significant to the fair value measurements.

The table below presents the balances of our financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$115,456	$115,456	$—	$—
Auction rate securities	42,625	—	—	42,625
Corporate bonds	35,823	35,823	—	—
US agency discount notes	12,600	12,600	—	—
Municipal bonds and notes	1,507	1,507	—	—
Total cash equivalent and marketable securities	$208,011	$165,386	$—	$42,625
Convertible note receivable	3,068	—	—	3,068
Equity investments in privately-held companies	3,550	—	—	3,550
Total financial instruments measured and recorded at fair value	$214,629	$165,386	$—	$49,243

The table below presents the balances of our assets measured at fair value on a recurring basis on our consolidated condensed balance sheets (in thousands):

	Fair Value Measurement at Reporting Date
Assets	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Cash eqivalents	$115,456	$115,456	$—	$—
Short-term marketable securities	60,354	17,729	—	42,625
Long-term marketable securities	32,201	32,201	—	—
Prepaid expenses and other current assets	3,068	—	—	3,068
Long-term investments	3,550	—	—	3,550
Total assets measured and recorded at fair value	$214,629	$165,386	$—	$49,243

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Beginning Balance at February 1, 2009	$46,501
Total realized gains or losses included in net income	—
Total unrealized gain and translation adjustments included in other comprehensive income	49
Purchases, sales and settlements, net	2,693
Ending balance at October 31, 2009	$49,243

The total amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

4.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2009	January 31, 2009
Wafers and other purchased materials	$13,021	$22,325
Work-in-process	2,871	2,869
Finished goods	7,250	10,864
Total	$23,142	$36,058

5.	Intangible assets

The change in the gross amount of the acquired intangible assets from January 31, 2009 to October 31, 2009 was as follows (in thousands):

	January 31, 2009	Cumulative Translation Adjustments	October 31, 2009
Developed technology	$18,914	$310	$19,224
Trademarks	1,478	76	1,554
Noncompete agreements	1,400	—	1,400
Customer relationships	1,123	—	1,123
	$22,915	$386	$23,301

Acquired intangible assets, subject to amortization, were as follows as of October 31, 2009 (in thousands, except for estimated useful life):

	Gross Value	Accumulated Amortization	Net Value	Estimated Useful Life
Developed technology	$19,224	$5,975	$13,249	2 to 9 years
Trademarks	1,554	214	1,340	5 to 10 years
Noncompete agreements	1,400	1,400	—	3 years
Customer relationships	1,123	277	846	7 years
	$23,301	$7,866	$15,435

Amortization expense related to acquired intangible assets was $0.8 million and $2.5 million for the three and nine months ended October 31, 2009, respectively, and $0.7 million and $2.2 million for the three and nine months ended November 1, 2008, respectively.  As of October 31, 2009, we expect the amortization expense in future periods to be as follows (in thousands):

	Developed		Customer
Fiscal year	Technology	Trademarks	Relationships	Total
Reminder of 2010	$712	$44	$40	$796
2011	2,693	178	160	3,031
2012	2,689	178	160	3,027
2013	2,689	178	160	3,027
2014	1,964	119	161	2,244
Thereafter	2,502	643	165	3,310
	$13,249	$1,340	$846	$15,435

6.	Product warranty

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

Details of the change in accrued warranty as of October 31, 2009 and November 1, 2008 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
October 31, 2009	$1,250	$123	$(198)	$1,175
November 1, 2008	1,590	641	(581)	1,650

Nine Months Ended
October 31, 2009	$1,330	$365	$(520)	$1,175
November 1, 2008	1,564	1,175	(1,089)	1,650

7.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  As of October 31, 2009, we also lease facilities in Canada, Denmark, France, Hong Kong, Singapore and Japan under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of fiscal 2010	$523
2011	1,938
2012	1,825
2013	1,419
2014	749
Thereafter	2,851
Total minimum lease payments	$9,305

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 31, 2009, the total amount of outstanding non-cancelable purchase orders was approximately $9.8 million.

Indemnifications

Our standard terms and conditions of sale include a patent infringement indemnification provision for claims from third parties related to our intellectual property.  The terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with ASC 30, Accounting for Contingencies (formerly, SFAS 5).  To date, we have incurred minimal costs related to claims under such indemnification provisions.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and nine months ended October 31, 2009, we recorded royalty expense of $0.4 million and $1.6 million, respectively, and $0.6 million and $1.6 million for the three and nine months ended November 1, 2008, respectively, which was recorded to cost of revenue.

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

Basic net income (loss)  per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income (loss) per share computed for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Numerator:
Net income (loss), as reported	$(2,298)	$3,671	$5,245	$19,844
Denominator:
Weighted average common shares outstanding - basic	26,782	26,351	26,681	27,045
Effect of dilutive securities:
Stock options	-	733	673	926
Shares used in computation - diluted	26,782	27,084	27,354	27,971
Net income (loss) per share:
Basic	$(0.09)	$0.14	$0.20	$0.73
Diluted	$(0.09)	$0.14	$0.19	$0.71

A summary of the excluded potentially dilutive securities for the three and nine months ended October 31, 2009 and November 1, 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock options excluded because of the effect of including would be anti-dilutive	690	—	—	—
Stock options excluded because exercise price is in excess of average stock price	2,638	1,987	2,753	1,617

9.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of October 31, 2009, we have three stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”) and the 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.

The exchange program began on August 24, 2009 and concluded on September 22, 2009.  Under the exchange program, eligible employees were permitted to exchange outstanding stock options granted under our 2001 Option Plan prior to June 2008 with exercise prices equal to or greater than $20.25 per share for a lesser number of stock options that were granted following the expiration of the exchange program at a ratio of 1 share in the replacement option for every 1.5 shares exchanged from eligible options.  Our directors and executive officers were not eligible to participate in the option exchange program.  As a result, on September 22, 2009, pursuant to the terms of the exchange program, we accepted for exchange and cancelled options to purchase an aggregate of 663,737 shares of our common stock under the 2001 Option Plan.  On September 23, 2009, we issued replacement options to purchase an aggregate of 442,550 shares of our common stock in exchange for the options tendered under our 2001 Option Plan.  These replacement options have a strike price of $15.25 with a 5 year vesting schedule and 8-year term, each commencing on September 23, 3009.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, other stock-related awards and performance awards that may be settled in cash, stock or other property.  There are 2,900,000 shares of common stock reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock that were subject to stock awards outstanding under the 2001 Plan but terminate prior to exercise and would otherwise be returned to the share reserves under our 2001Option Plan will become available for issuance under the 2009 Incentive Plan.

As of October 31, 2009, 2,820,000 shares were available for future grants under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Option Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

    The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)
Balance, January 31, 2009	4,457,757	$17.50
Granted	264,500	11.09
Cancelled	(150,578)	36.42
Exercised	(41,341)	7.63

Balance, May 2, 2009	4,530,338	$16.59
Granted	143,500	14.60
Cancelled	(41,511)	37.24
Exercised	(60,637)	6.45

Balance, August 1, 2009	4,571,690	$16.50
Granted	522,550	15.47
Cancelled	(676,194)	39.90
Exercised	(37,192)	5.69

Balance, October 31, 2009	4,380,854	$12.85	6.99	$8,785,363

Ending Vested and Expected to Vest	4,079,107	$12.81	6.89	$8,548,199
Ending Exercisable	1,962,721	$11.75	5.34	$6,979,495

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $12.01 as of October 31, 2009, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.3 million and $0.9 million for the three months ended October 31, 2009 and November 1, 2008, respectively, determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $1.0 million and $12.2 million for the nine months ended October 31, 2009 and November 1, 2008, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the three months ended October 31, 2009 and November 1, 2008 was $1.3 million and $2.4 million, respectively.  The total fair value of options which vested during the nine months ended October 31, 2009 and November 1, 2008 was $3.9 million and $8.2 million, respectively.

The options outstanding and currently exercisable at October 31, 2009 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at October 31, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at October 31, 2009	Weighted Average Exercise Price Per Share
$0.95	$3.50	453,698	2.53	$2.56	451,851	$2.56
$4.25	$8.89	447,608	4.75	$7.26	435,496	$7.23
$9.35	$9.89	225,931	7.17	$9.66	69,023	$9.78
$10.87	$10.87	790,500	9.01	$10.87	8316	11
$11.06	$11.06	531,232	6.82	$11.06	325,609	$11.06
$11.09	$11.40	578,606	7.45	$11.26	246,884	$11.40
$11.69	$13.88	136,250	7.47	$13.25	57,792	$12.75
$15.25	$15.25	442,550	7.90	$15.25	0	$-
$15.32	$28.63	563,913	7.97	$20.65	219,720	$21.92
$31.57	$45.83	210,566	7.98	$40.49	148,030	$40.76
$0.95	$45.83	4,380,854	6.99	$12.85	1,962,721	$11.75

As of October 31, 2009, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $42.6 million and will be recognized over an estimated weighted average amortization period of 3.65 years.  The amortization period is based on the expected remaining vesting term of the options.

Employee stock purchase plan

        Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of October 31, 2009, 303,440 shares under the 2001 Purchase Plan remain available for future purchase.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	October 31, 2009		November 1, 2008
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	58.08%	62.60%	67.86%	95.06%
Risk-free interest rate	2.61%	0.33%	3.03%	2.17%
Expected term (in years)	5.91	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted avg. fair value at grant date	$9.29	$5.35	$13.70	$5.92

	Nine Months Ended
	October 31, 2009		November 1, 2008
	Stock Options	Stock Purchase Plan	Stock Options	Stock Purchase Plan
Expected volatility	63.08%	62.60%	70.07%	95.06%
Risk-free interest rate	2.50%	0.33%	3.31%	2.17%
Expected term (in years)	5.91	0.50	5.74	0.50
Dividend yield	None	None	None	None
Weighted avg. fair value at grant date	$7.51	$5.35	$17.02	$5.92

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

The following table set forth the share-based compensation expense for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of revenue	$89	$87	$254	$261
Research and development expenses	1,178	1,239	3,633	3,892
Sales and marketing expenses	384	796	1,102	1,536
General and administrative expenses	560	655	563	4,246
Total share-based compensation	$2,211	$2,777	$5,552	$9,935

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan ("401(k) Plan") for the benefit of qualified employees who are U.S. based.  Under the 401(k) Plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2009.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.5 million for the three and nine months ended October 31, 2009, respectively.  The matching contributions to the 401(k) Plan totaled $0.1 million and $0.4 million for the three and nine months ended November 1, 2008, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan (“GRRSP”) for the benefit of qualified employees who are based in Canada.  Under the Registered Retirement Savings Plan (“RRSP”), Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $20,000 Canadian in calendar year 2009.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $24,000 and $65,000 for the three and nine months ended October 31, 2009, respectively.  The matching contributions to the GRRSP totaled $25,000 and $51,000 for the three and nine months ended November 1, 2008, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  In December 2008, we implemented a contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $31,000 and $80,000 for the three and nine months ended October 31, 2009, respectively.

10.	Significant customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
Customer	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Unihan Corporation	15%	*	10%	*
MTC Singapore	11%	17%	20%	21%
Cowin Worldwide Corporation	11%	*	10%	*
Gemtek Electronics Compontents, LTD	*	*	11%	*
Cisco Systems, Inc. **	*	12%	*	20%
Netgem	*	11%	*	*

*	Net revenue from customer was less than 10% of our total net revenue in these periods.
**	Starting in the third quarter of fiscal 2009, Cisco Systems, Inc. began processing its orders with us through multiple third-party contract manufacturers.

Five international customers accounted for 17%, 17%, 16%, 16% and 10%, each of total accounts receivable at October 31, 2009.  Four international customers accounted for 20%, 13%, 10% and 10%, each of total accounts receivable at January 31, 2009.

11.	Segment and geographical information

ASC 280, Disclosures about Segments of an Enterprise and Related Information (formerly, SFAS No. 131), provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

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

The following table sets forth net revenue for each geographic region based on the invoiced location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Asia	$27,510	$26,287	$103,601	$86,927
Europe	5,430	16,881	28,884	64,634
North America	2,515	3,584	5,478	10,248
Other regions	9	8	27	45
Net revenue	$35,464	$46,760	$137,990	$161,854

The following table sets forth net revenue for each significant country based on the invoiced location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Taiwan	$12,592	$7,487	$35,031	$12,870
China	6,535	6,178	29,269	16,470
France	5,156	7,586	21,775	21,410
Singapore	3,970	7,949	27,140	33,484
Korea	2,511	1,901	7,292	8,909
Japan	357	1,212	1,356	10,646
Belgium	27	2,649	57	8,230
Netherlands	9	3,067	2	24,813
Hungary	-	2,661	5,340	7,437
Rest of the world	4,307	6,070	10,728	17,585
Net revenue	$35,464	$46,760	$137,990	$161,854

12.	Subsequent event

On November 10, 2009, we purchased all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd.  ("CopperGate") pursuant to an Acquisition Agreement dated October 12, 2009, as amended by the First Amendment to Acquisition Agreement dated November 10, 2009.  Under the terms of the Agreement, we paid approximately $116.0 million in cash, which includes approximately $25.0 million of cash and cash equivalents of CopperGate at the closing and of which approximately $11.6 million will be held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares will be held in escrow for a period of 18 months.  At the closing, we also assumed all unvested CopperGate options and, as a result, will issue unvested options to purchase an aggregate of 574,881 shares of our common stock, which options will vest over time following the closing.  Under the terms of the Agreement, we also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones are achieved over a specified period of time.

CopperGate is a provider of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coax, phone and power.  CopperGate solutions are deployed by service providers enabling the delivery of HDTV, VoIP and fast Internet services.  CopperGate is headquartered in Tel Aviv, Israel with offices in the U.S. and Taiwan.

The results of CopperGate will be consolidated in our financial results as of November 10, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “expect,” “might,” “will,” “intend,” “should,” “could,” and “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, among other things, statements regarding our capital resources and needs, including the adequacy of our current cash reserves, revenue, our anticipated benefits from the acquisition of CopperGate, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four separate product lines: media processors, home entertainment networking solutions, video image processors and home automation solutions.  Each of these product lines also contributes to our fully integrated SoC offerings.

On November 10, 2009, we acquired CopperGate Communications Ltd.  CopperGate is a leading provider of home entertainment networking technology consisting of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coax, phone and power.  CopperGate solutions are deployed by service providers such as AT&T enabling the delivery of HDTV, VoIP and fast Internet services.  With the CopperGate acquisition, we are now a leading supplier of home entertainment and broadband access semiconductors with over 30 service providers globally in deployment.  Our HomePNA technology is one of the most broadly deployed solutions for IPTV amongst service providers.

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple consumer applications that process digital video and audio content including IPTV, connected media players and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to quickly develop feature-rich consumer entertainment products.

Our home entertainment networking product line consists of our CopperGate silicon based modem and Ultra-wideband, or UWB, products.  Our CopperGate products enable IP communication across phone lines, coax cables and power lines in order to enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver IPTV solutions and other media-rich applications such as HDTV, VoIP and fast Internet throughout the home.  Our UWB product line provides a high bandwidth radio frequency, or RF, communication solution based on the WiMedia standard to enable home networking and connectivity of high definition video signals using wireless and coax mediums.

Our home automation product line consists of our Z-Wave products.  Our Z-Wave products utilizes a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable or connected home security, monitoring and automation solution, or SMA.

We target the connected home technologies market with our CopperGate, Z-Wave and UWB products.  The financial results of CopperGate will be included in our consolidated financial statements beginning in our fourth quarter of fiscal 2010.  To date, we have not generated revenue from our UWB products.

Our video image processor product line consists of our VXP products.  Our VXP products provide a high performance silicon solution that enables studio-quality video output for professional and prosumer applications such as audio video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  We target the prosumer and industrial audio/video markets with our image processor products.

We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped.  Our digital media processor SoC solutions are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific-Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our SoC solutions are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Deutsche Telekom and Freebox.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.  Our media processor products are also used by consumer electronics providers, such as Netgear, Sharp, Sony and Western Digital, in applications such as digital media adaptors (DMAs), Blu-ray DVD players, HDTVs and other connected media player devices.  Our CopperGate products primarily consist of home entertainment networking communications SoCs which are used by leading IPTV set-top box and residential gateway providers, such as 2Wire, Cisco Systems/Scientific-Atlanta and Motorola.  These solutions are deployed by telecommunications carriers globally, but primarily in North America, such as AT&T, Telus and Bell Aliant.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony and Panasonic.  Our Z-Wave home automation products are used by leading industry participants such as Danfoss, Leviton, Schlage and Trane.

Our primary target markets are IPTV, connected home technologies, connected media player and, prosumer and industrial audio/video.  The IPTV set-top box market consists of consumer and commercial products that distribute and receive streaming video using internet protocol, or IP.  The connected home technologies market is served by our home entertainment networking and home automation product lines.  Our home entertainment networking products are used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters.  Our home automation products are used in a wide variety of home control products such as thermostats, light switches and door locks.  Our UWB products target wireless high definition audio/video, or HDAV, speaker solutions and wireless home entertainment networking solutions over coax applications.  The connected media player market consists primarily of digital media adapters, portable media devices and Blu-ray DVD players that perform playback of digital media stored on optical or hard disk formats.  The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  We also sell products into other markets such as the HDTV, PC-based add-in and connectivity markets.  We derive minor net revenue from sales of our products into these other markets.

For each of the nine months ended October 31, 2009 and November 1, 2008, we derived 99% of our net revenue from our SoC solutions.  Our SoC solutions primarily consist of highly integrated semiconductors and software that process digital video and audio content.  Our net revenue from sales of our SoC solutions decreased $24.1 million, or 15%, in the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to an approximate 10% decline in the average selling prices of our SoCs and approximately 5% decline in units sold.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume pricing discounts on purchases of our SoC products.

We do not enter into long-term commitment contracts with our customers and receive substantially all of our net revenue based on purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory which could negatively impact our future revenues and gross margins in a particular period.

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

In July 2009, our shareholders approved our 2009 Incentive Plan and a one-time stock option exchange program.  The exchange program began on August 24, 2009 and concluded on September 22, 2009.  Under the exchange program, eligible employees were permitted to exchange outstanding stock options granted under our 2001 Option Plan prior to June 2008 and with exercise prices equal to or greater than $20.25 per share for a lesser number of stock options that were granted following the expiration of the exchange program at a ratio of 1 share in the replacement option for every 1.5 shares exchanged from eligible options.  Our directors and executive officers were not eligible to participate in the option exchange program.  As a result, on September 22, 2009, pursuant to the terms of the exchange program, we accepted for exchange and cancelled options to purchase an aggregate of 663,737 shares of our common stock under the 2001 Option Plan. The incremental impact to our share-based compensation is approximately $0.4 million, which will be expensed over the remaining expected term.  On September 23, 2009, we issued replacement options to purchase an aggregate of 442,550 shares of our common stock in exchange for the options tendered under our 2001 Option Plan.  These replacement options have a strike price of $15.25 with a 5-year vesting schedule and 8-year term, each commencing on September 23, 2009.

On November 10, 2009, we purchased all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd. pursuant to an Acquisition Agreement dated October 12, 2009, as amended by the First Amendment to Acquisition Agreement dated November 10, 2009.  Under the terms of the Agreement, we paid approximately $116.0 million in cash, which includes approximately $25.0 million of cash and cash equivalents of CopperGate at the closing and of which approximately $11.6 million will be held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares will be held in escrow for a period of 18 months.  At the closing, we also assumed all unvested CopperGate options and, as a result, will issue unvested options to purchase an aggregate of approximately 574,881 shares of our common stock, which options will vest over time following the closing.  Under the terms of the Agreement, we also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones are achieved over a specified period of time.  Our ability to integrate CopperGate successfully into our business and operations could be costly and time-consuming.  The integration process may disrupt our business and, if implemented ineffectively, preclude us from realizing the anticipated benefits of the acquisition.  CopperGate is headquartered in Tel Aviv, Israel with offices in the U.S. and Taiwan.

We believe this transaction will enhance the breadth of our technology so that we can extend our position as a world-class provider of complete home entertainment chipset solutions for all forms of media processing and communications.  CopperGate is a leading provider of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coax, phone and power.  CopperGate solutions are deployed by service providers enabling the delivery of HDTV, VoIP and fast Internet services and our companies have highly complementary technology platforms that form a portfolio of end to end solutions.  In addition, we believe this transaction further strengthens our competitive position and expands our footprint with key customers, as well as enabling cross selling opportunities.

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

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
Net revenue	$35,464	100%	$46,760	100%	$137,990	100%	$161,854	100%
Cost of revenue	19,396	55%	25,101	54%	74,285	54%	82,654	51%
Gross profit	16,068	45%	21,659	46%	63,705	46%	79,200	49%
Operating expenses:
Research and development	11,727	33%	11,131	24%	34,961	25%	32,364	20%
Sales and marketing	3,488	10%	3,102	7%	10,181	7%	8,526	5%
General and administrative	5,467	15%	3,837	8%	12,220	9%	13,939	9%
Acquired in-process research and development	—	—	—	—	—	—	1,571	1%
Total operating expenses	20,682	58%	18,070	39%	57,362	41%	56,400	35%
Income (loss) from operations	(4,614)	(13)%	3,589	8%	6,343	5%	22,800	14%
Interest income and other income, net	564	2%	1,150	2%	1,610	1%	4,382	3%
Income (loss) before income taxes	(4,050)	(11)%	4,739	10%	7,953	6%	27,182	17%
Provision for (benefit from) income taxes	(1,752)	(5)%	1,068	2%	2,708	2%	7,338	5%
Net income (loss)	$(2,298)	(6)%	$3,671	8%	$5,245	4%	$19,844	12%

Net revenue

Our net revenue for the three months ended October 31, 2009 decreased $11.3 million, or 24%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily due to an 11% decline in average selling prices of our SoCs and a 14% decline in units sold.  Our net revenue for the nine months ended October 31, 2009 decreased $23.9 million, or 15%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily due to a 10% decline in average selling prices of our SoCs and a 5% decline in units sold.  The decline in average selling prices for the three and nine months ended October 31, 2009 was primarily the result of shipments to our larger customers, who achieved cumulative volume pricing discounts on purchases of our products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV market, the connected media player market, the prosumer and industrial audio/video market and the connected home technologies market.  We also sell our products, to a lesser extent, into several other markets, such as the HDTV and PC-based add-in markets, which we refer to collectively as our other market.  We expect net revenue from sales into the connected home technologies market to increase in absolute dollars and as a percentage of total net revenue in future periods as we begin to sell new products acquired in connection with the acquisition of CopperGate into this target market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
IPTV	$22,480	63%	$35,708	77%	$100,015	72%	$127,892	79%
Connected media players	9,928	28%	7,621	16%	28,600	21%	23,357	14%
Prosumer and industrial audio/video	1,756	5%	2,035	4%	4,911	4%	5,863	4%
Connected home technologies	1,118	3%	384	1%	2,766	2%	870	1%
Other	182	1%	1,012	2%	1,698	1%	3,872	2%
Net revenue	$35,464	100%	$46,760	100%	$137,990	100%	$161,854	100%

IPTV:  For the three months ended October 31, 2009, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $13.2 million, or 37%, from the corresponding period in the prior fiscal year.  The decline was attributable to certain factors affecting our IPTV demand in the third fiscal quarter of 2010 including  continued weakness in the IPTV market that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn, the impact of declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a decrease in units shipped due to the timing of product deployments by a major telecommunication service provider.  As a result of these factors and as well as the increased revenue in our connected media player and connected home technologies markets, our revenue from the IPTV market as a percentage of our total net revenue decreased 14% for the three months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.

For the nine months ended October 31, 2009, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $27.9 million, or 22%, from the corresponding period in the prior fiscal year.  The decline was attributable to certain factors affecting the IPTV demand including continued weakness in our IPTV market that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn, the impact of declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a decrease due to the timing of product deployments by a major telecommunication service provider.  As a result of these factors and as well as the increased revenue in our connected media player and connected home technologies markets, our revenue from the IPTV market as a percentage of our total net revenue decreased by 7% for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.

We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected media players:  For the three and nine months ended October 31, 2009, net revenue from sales of our products to the connected media players market increased $2.3 million, or 30%, and $5.2 million, or 22%, from the corresponding periods in the prior fiscal year, respectively.  The increase was primarily attributable to higher sales of our SoCs to customers who incorporate our SoCs into digital media adapters.  For the same reason, our revenue from the connected media players market as a percentage of our total net revenue for the three and nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year increased 12% and 7%, respectively.

Prosumer and industrial audio/video:  For the three and nine months ended October 31, 2009, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $0.3 million, or 14%, and $1.0 million, or 16%, respectively, from the corresponding periods in the prior fiscal year.  The decline was attributable to an overall slowdown in the prosumer and industrial audio/video market in the three and nine months ended October 31, 2009 as a result of the global economic downturn.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue increased by 1% for the three months ended October 31, 2009 compared to the corresponding period in the prior fiscal year and was unchanged for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.

Connected home technologies:  Prior to the second quarter of fiscal 2010, we referred to our connected home technologies target market as our wireless target market.  We believe the connected home technologies market addressed by our Z-Wave and UWB product lines more accurately describes our target market.  For the three and nine months ended October 31, 2009, net revenue from sales of our products into the connected home technologies market increased $0.7 million and $1.9 million, respectively, from the corresponding periods in the prior fiscal year.  These increases were the result of our entry into the wireless home automation market through our acquisition of Zensys Holdings Corporation in December 2008.  For the same reason, our percentage of net revenue from sales into the connected home technologies market increased to 3% and 2% as a percentage of our total net revenue for the three and nine months ended October 31, 2009, respectively.  We expect our net revenue from this market to increase in both absolute dollars and as a percentage of net revenue as we expand sales of our Z-Wave product line and add sales from our CopperGate product line.

Other:  Our other markets consist of HDTV, PC add-in boards, development kits, development contracts, services and other ancillary markets.  For the three and nine months ended October 31, 2009, net revenue decreased $0.8 million, or 82%, and $2.2 million, or 56%, respectively, compared to the corresponding periods in the prior fiscal year.

Net revenue by product group

Our primary product group consists of our SoC solutions.  We also derive a minimal portion of our net revenues from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
SoCs	$35,042	99%	$46,035	98%	$136,926	99%	$160,981	99%
Other	422	1%	725	2%	1,064	1%	873	1%
Net revenue	$35,464	100%	$46,760	100%	$137,990	100%	$161,854	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected media player, prosumer and industrial audio/video and connected home technologies consumer electronic markets.  The decrease of $11.0 million, or 24%, in net revenue from SoCs for the three months ended October 31, 2009 compared to the corresponding period in the prior fiscal year was due primarily to an 11% decline in average selling prices of our SoCs and a 14% decline in units sold.  The decline was attributable to certain factors affecting our IPTV demand in the third fiscal quarter of 2010 including continued weakness in the IPTV market that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn, the impact of declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a decrease in units shipped due to the timing of product deployments by a major telecommunication service provider.

The decrease of $24.1 million, or 15%, in net revenue from SoCs for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year was due primarily to a 10% decline in average selling prices of our SoCs and a 5% decline in units sold.  The decline was attributable to certain factors affecting our IPTV demand in the third fiscal quarter of 2010 including continued weakness in the IPTV market that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn, the impact of declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a decrease in units shipped due to the timing of product deployments by a major telecommunication service provider.

Other:  We derive revenue from other products and services, including engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The decrease in our net revenue from other products of $0.3 million, or 42%, for the three months ended October 31, 2009 compared to the corresponding periods in the prior fiscal year was primarily due to a reduction in nonrecurring engineering fees.  The increase in our net revenue from other products of $0.2 million, or 22% for the nine months ended October 31, 2009 compared to the corresponding periods in the prior fiscal year was primarily due to increased sales of software development kits.

Net revenue by geographic region

The following table sets forth our net revenue by geographic region and the percentage of total net revenue represented by each geographic region based on the invoicing location of each customer (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Net Revenue	2008	Net Revenue	2009	Net Revenue	2008	Net Revenue
Asia	$27,510	78%	$26,287	56%	$103,601	75%	$86,927	54%
Europe	5,430	15%	16,881	36%	28,884	21%	64,634	40%
North America	2,515	7%	3,584	8%	5,478	4%	10,248	6%
Other regions	9	*	8	*	27	*	45	*
Net revenue	$35,464	100%	$46,760	100%	$137,990	100%	$161,854	100%

*	These regions provided less than 1% of our net revenue in these periods.

Asia:  Our net revenue in absolute dollars from Asia increased $1.2 million, or 5%, for the three months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 22% as a percentage of our total net revenue for the three months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an increase in revenue from Taiwan which is primarily due to a customer ramping production of their DMA product and another customer shifting its production orders from a contract manufacturer located in Europe to contract manufacturers in Asia.  These increases were partially offset by lower sales to a customer in Singapore and an overall decline in the average selling prices of our SoCs.

  Our net revenue in absolute dollars from Asia increased $16.7 million, or 19%, for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 21% as a percentage of our total net revenue for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an increase in revenue from customers in Taiwan and China which was primarily attributable to a significant customer shifting their production orders from a contract manufacturer located in Europe to contract manufacturers in those countries.  In addition, net revenue from Taiwan increased due to a customer ramping production of their DMA product.  This increase in both absolute dollars and as a percentage of our total net revenue was partially offset by a decline in the average selling prices of our SoCs.

The following table sets forth the percentage of total net revenue from countries in the Asia region that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Singapore	11%	17%	20%	21%
China	18%	13%	21%	10%
Taiwan	36%	16%	25%	*

*	Net revenue from this country was less than 10% of our total net revenue in these periods.

Europe:  Our net revenue in absolute dollars from Europe decreased $11.5 million, or 68%, and $35.8 million, or 55%, for the three and nine months ended October 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenue from Europe decreased 21% and 19% as a percentage of our total net revenue for the three and nine months ended October 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease in our net revenue from Europe in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an IPTV customer who incorporates our products into their finished goods moving their production orders to contract manufacturers located in Asia starting in the third quarter of fiscal 2009 and also to IPTV customers whose demand declined including  continued weakness in the IPTV market that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn, the impact declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a decrease in units shipped due to the timing of product deployments by a major telecommunication service provider.

The following table sets forth the percentage of total net revenue from countries in Europe that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
France	15%	16%	16%	13%
Netherlands	*	*	*	15%

*	Net revenue from this country was less than 10% of our total net revenue in these periods.

North America:  Our net revenue in absolute dollars from North America decreased $1.1 million, or 30%, and $4.8 million, or 47%, for the three and nine months ended October 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenue from North America decreased 1% and 2% as a percentage of our net revenue for the three and nine months ended October 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable to customers who incorporate our products into their finished goods placing their orders through contract manufacturers located outside of North America and to a decline in sales to our prosumer/audio video target market due to the overall slowdown that we have experienced since the beginning of the second half of fiscal 2009 as a result of the general economic downturn.

For each of the three and nine months ended October 31, 2009, our net revenue generated outside North America was 93% and 96% of our net revenue, respectively, compared to 92% and 94%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
Customer	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Unihan Corporation	15%	*	10%	*
MTC Singapore	11%	17%	20%	21%
Cowin Worldwide Corporation	11%	*	10%	*
Gemtek Electronics Compontents, LTD	*	*	11%	*
Cisco Systems, Inc. **	*	12%	*	20%
Netgem	*	11%	*	*

*	Net revenue from customer was less than 10% of our total net revenue in these periods.
**	Starting in the third quarter of fiscal 2009, Cisco Systems, Inc. began processing its orders with us through multiple third-party contract manufacturers.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31,	%	November 1,	October 31,	%	November 1,
	2009	change	2008	2009	change	2008
Gross profit	$16,068	-26%	$21,659	$63,705	-20%	$79,200
Gross margin	45.3%		46.3%	46.2%		48.9%

The $5.6 million and $15.5 million decreases in gross profit, or 1.0 percentage point and 2.7 percentage point decrease in gross margin, for the three and nine months ended October 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year was due primarily to an 11% and a 10% decline in our average selling prices per SoC during the three and nine months ended October 31, 2009, respectively, which was partially offset by a 10% and a 8% decline in our average costs per SoC unit, respectively.  The decline in average selling prices was primarily the result of certain customers achieving cumulative volume pricing discounts on purchases of our products.  The decline in our average cost per SoC unit was primarily due to overall cost reductions from our suppliers as well as improved yields on our highest volume products.  In addition, operations overhead increased $1.0 million, or 26%, for the nine months ended October 31, 2009 compared to the corresponding period in the prior fiscal year.  This increase was due to an increase in compensation and benefits as a result of an overall increase in headcount, including personnel added from our acquisition of Zensys in December 2008 and an increase in amortization of acquired intangibles associated with the Zensys acquisition.

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

The following table sets forth details of research and development expense for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$7,219	20%	$5,911	13%	$1,308	22%
Share-based compensation	1,178	3%	1,239	3%	(61)	-5%
Depreciation and amortization	1,145	3%	1,347	3%	(202)	-15%
Development and design costs	1,330	4%	1,793	4%	(463)	-26%
Other	855	2%	841	2%	14	2%
Research and development	$11,727	33%	$11,131	24%	$596	5%

	Nine Months Ended		Nine Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$21,116	15%	$17,927	11%	$3,189	18%
Depreciation and amortization	3,702	3%	3,739	2%	(37)	-1%
Share-based compensation	3,633	3%	3,892	2%	(259)	-7%
Development and design costs	4,125	3%	4,435	3%	(310)	-7%
Acquired in-process research and development	—	0%	1,571	1%	(1,571)	-100%
Other	2,385	2%	2,371	1%	14	1%
Research and development	$34,961	25%	$33,935	21%	$1,026	3%

For the three and nine months ended October 31, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel added from our acquisition of Zensys in December 2008.  The decrease in share-based compensation expense is primarily due to a decrease in the average value per share of stock options granted and was partially offset by increases due to higher headcount.  For the three and nine months ended October 31, 2009, depreciation and amortization expenses decreased primarily due to completion of amortization of the non-compete agreement in connection with our acquisition of Blue7.  For the three and nine  months ended October 31, 2009, development and design costs decreased primarily due to decreased costs for tape-out and test samples of new products.  Development and design costs vary from period to period depending on the timing of development and tape-out of new products

Acquired in-process research and development, or IPR&D, for the nine months ended November 1, 2008 totaled $1.6 million as a result of the VXP acquisition completed on February 8, 2008.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.  IPR&D was a one-time expense recognized during the quarter in which we closed the VXP acquisition.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefit costs, including commissions to our direct sales force, and share-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following table set forth details of sales and marketing expense for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,825	5%	$1,280	3%	$545	43%
Share-based compensation	384	1%	796	2%	(412)	-52%
Trade shows, travel and entertainment	493	1%	243	1%	250	103%
External commissions	316	1%	538	1%	(222)	-41%
Other	470	1%	245	1%	225	92%
Sales and marketing	$3,488	10%	$3,102	7%	$386	12%

	Nine Months Ended		Nine Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$5,270	4%	$4,149	3%	$1,121	27%
External commissions	1,119	1%	759	0%	360	47%
Share-based compensation	1,102	1%	1,536	1%	(434)	-28%
Trade shows, travel and entertainment	1,072	1%	575	0%	497	86%
Other	1,618	1%	1,507	1%	111	7%
Sales and marketing	$10,181	7%	$8,526	5%	$1,655	19%

For the three months ended October 31, 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel added through our acquisition of Zensys in December 2008.  The decrease in share-based compensation expense is due to a $0.3 million charge in the third quarter of fiscal 2009 for acceleration of an option that occurred during that period.  Trade show, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines and due to an overall increase in headcount attending trade shows.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expenses increased primarily due to increased costs related to outside service fees, rent and facilities costs and increased amortization expense related to our acquisition of Zensys.

For the nine months ended October 31, 2009, compensation and benefits increased primarily due to an overall increase in headcount including personnel added through our acquisition of Zensys in December 2008 which was partially offset by a decrease in internal commissions due to lower net revenues.  The decrease in share-based compensation expense is primarily due to a $0.3 million charge in the third quarter of fiscal 2009 for the acceleration of an option that occurred during that period.  Commissions paid to our external sales representatives increased due to a significant order in our first quarter of fiscal 2010 from a customer who began to incorporate our SMP8630 series into its products.  Trade show expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  Travel and entertainment expenses increased primarily due to an overall increase in headcount attending trade shows.

General and administrative expense

General and administrative expense consists primarily of compensation and benefit costs, including share-based compensation expense, legal and accounting fees, other professional fees and facilities expenses.

The following table set forth details of general and administrative expense for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$1,270	4%	$1,039	2%	$231	22%
Legal and accounting fees	1,762	5%	994	2%	768	77%
Share-based compensation	560	2%	655	1%	(95)	-15%
Outside service fees	1,110	3%	604	1%	506	84%
Other	765	2%	545	1%	220	40%
General and administrative	$5,467	15%	$3,837	8%	$1,630	42%

	Nine Months Ended		Nine Months Ended
	October 31,	% of	November 1,	% of	Increase	%
	2009	Net Revenue	2008	Net Revenue	(Decrease)	Change
Compensation and benefits	$3,640	3%	$3,034	2%	$606	20%
Legal and accounting fees	3,867	3%	3,669	2%	198	5%
Share-based compensation	563	0%	4,246	3%	(3,683)	-87%
Outside service fees	1,929	1%	1,408	1%	521	37%
Other	2,221	2%	1,582	1%	639	40%
General and administrative	$12,220	9%	$13,939	9%	$(1,719)	-12%

For the three months ended October 31, 2009, compensation and benefits increased primarily due to an overall increase in headcount.  The increase in legal and accounting fees is primarily due to $0.7 million of legal fees related to the acquisition of CopperGate.  Outside services fees increased primarily due to $0.8 million of fees related to the acquisition of CopperGate.

For the nine months ended October 31, 2009, compensation and benefits increased primarily due to an overall increase in headcount.  The increase in legal and accounting fees is primarily due to $0.7 million of legal fees related to the acquisition of CopperGate which was partially offset by a decrease in audit and internal control consulting expenses resulting from efforts to improve efficiency.  Additionally, in the  first and second quarter of fiscal 2009 we had higher legal and accounting fees as result of the implementation of our international tax strategy.  The decrease in share-based compensation expense is primarily due to a charge of $2.4 million during the first quarter of fiscal 2009 for an option granted and fully vested during that period a $1.1 million reduction due to an option cancellation recorded in the first quarter of fiscal 2010.  Outside services fees increased primarily due to $0.8 million of fees related to the acquisition of CopperGate.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of revenue	$89	$87	$254	$261
Research and development expenses	1,178	1,239	3,633	3,892
Sales and marketing expenses	384	796	1,102	1,536
General and administrative expenses	560	655	563	4,246
Total share-based compensation	$2,211	$2,777	$5,552	$9,935

Accounting for employee stock options grants will continue to have an adverse impact on our results of operations.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees. The decrease in share-based compensation expense for the comparative three month periods is primarily due to a charge of $0.3 million for the acceleration of an option in the third quarter of fiscal 2009. The decrease in share-based compensation expense for the comparative nine month periods is primarily due to the charge of $2.4 million during the first quarter of fiscal 2009 for an option granted and fully vested during that period anda$1.1 million reduction due to a specific option cancellation recorded in the first quarter of fiscal 2010.

Amortization of intangible assets:  Amortization expense of $0.7 million and $2.1 million for acquired developed technology for the three and nine months ended October 31, 2009, respectively, and $0.6 million and $1.7 million, for the corresponding periods of the prior year, is classified as cost of sales.  Amortization expense of zero and $19,000 for acquired noncompete agreements for the three and nine months ended October 31, 2009, respectively, and $0.1 million and $0.4 million, for the corresponding periods of the prior year, is classified as research and development expense.  An acquired noncompete agreement was fully amortized in first quarter of fiscal 2010.  Amortization expense of $84,000 and $258,000 for other purchased intangible assets for the three and nine months ended October 31, 2009, respectively, and $59,000 and $160,000, for the corresponding periods of the prior year, is classified as sales and marketing expense.  At October 31, 2009, the unamortized balance from purchased intangible assets was $15.4 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets, subject to amortization, were as follows as of October 31, 2009 (in thousands, except for estimated useful life):

	Gross Value	Accumulated Amortization	Net Value	Estimated Useful Life
Developed technology	$19,224	$5,975	$13,249	2 to 9 years
Trademarks	1,554	214	1,340	5 to 10 years
Noncompete agreements	1,400	1,400	—	3 years
Customer relationships	1,123	277	846	7 years
	$23,301	$7,866	$15,435

Interest and other income, net

Interest and other income, net, consists primarily of interest earned on cash equivalents and marketable securities balances, realized and unrealized gains or losses from foreign currency transactions and other income.

The following table sets forth interest and other income, net and the percent change in interest and other income, net (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
		%			%
	October 31, 2009	change	November 1, 2008	October 31, 2009	change	November 1, 2008
Interest and other income, net	$564	-51%	$1,150	$1,610	-63%	$4,382

The decrease of $0.6 million, or 51%, and $2.8 million, or 63%, for the three and nine months ended October 31, 2009, respectively, compared with the corresponding periods in the prior fiscal year was due primarily to a decrease in overall interest rates earned on our marketable securities portfolio and in particular the interest rate yield for our auction rate securities, or ARS, and was further reduced by foreign exchange losses.  Additionally, our foreign exchange exposure, primarily in the Canadian dollar, Danish krone and Euro, has increased compared to the corresponding periods in the prior fiscal year as a result of our expansion into international locations and increased volatility of the US dollar in relation to those currencies.  We expect our foreign exchange exposure to increase in future periods as a result of increased exposure to Israeli shekels as a result of our acquisition of CopperGate.

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

We recorded an income tax benefit of $1.8 million for the three months ended October 31, 2009.  The income tax benefit for the three months ended October 31, 2009 is the result of the reduced effective tax rate due to higher foreign rate benefits realized in low tax jurisdictions.  For the nine months ended October 31, 2009, we recorded a provision for income tax of $2.7 million.  For the three and nine months ended November 1, 2008, we recorded provisions for income taxes of $1.1 million and $7.3 million, respectively.  The effective tax rate for the nine months ended October 31, 2009 was approximately 34%.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	October 31, 2009	January 31, 2009

Cash and cash equivalents	$142,707	$90,845
Short-term marketable securities	60,355	28,862
	$203,062	$119,707

As of October 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $203.1 million, which represents an increase of $83.4 million from $119.7 million at January 31, 2009.  The increase in cash and cash equivalents and short-term marketable securities was primarily due to $48.7 million of cash generated from our operating activities and reclassification of our auction rate securities of $42.6 million from long-term marketable securities to short-term marketable securities, which was partially offset by our investment of $3.0 million in a privately-held technology company in exchange for a convertible note receivable and purchases of $4.9 million for software and equipment and leasehold improvements.  In October 2008, we accepted an offer from our cash investment advisor, UBS, of a comprehensive settlement agreement, in which all the ARS currently held in our UBS portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  As a result of this offer, we expect to sell all of our auction rate securities to UBS within nine months.  Accordingly, we have classified our auction rate securities as short-term marketable securities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 31, 2009	November 1, 2008
Net cash provided by (used in):
Operating activities	$48,747	$29,687
Investing activities	598	(34,495)
Financing activities	1,933	(78,222)
Effect of foreign rate changes on cash and cash equivalents	584	(277)
Net increase (decrease) in cash and cash equivalents	$51,862	$(83,307)

Cash flows from operating activities

Net cash provided by operating activities of $48.7 million for the nine months ended October 31, 2009 was primarily due to net income of $5.2 million, non-cash expenses of $14.7 million, a $13.0 million decrease in inventories, a $12.4 million decrease in accounts receivable and a $4.7 million increase in accounts payable.  These amounts were partially offset by a $1.2 million decrease in accrued liabilities.  Non-cash expenses included in net income in the nine months ended October 31, 2009 consisted primarily of $6.8 million in depreciation and amortization, $5.6 million in share-based compensation expense and $2.3 million in deferred income taxes.

The decrease in inventories was the result of successful efforts to reduce the level of our die bank and resulted in an increase in our annualized rate of inventory turns to 3.4 for the quarter ended October 31, 2009 compared to 2.6 for the quarter ended January 31, 2009.  The decrease in accounts receivable was primarily the result of decreased billings due to decreased product shipments during the third quarter of fiscal 2010.  Our days sales outstanding improved to 46 days at October 31, 2009 compared to 59 days at January 31, 2009, primarily due to timing of shipments and customer mix.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The decrease in accrued liabilities was primarily due to the timing of payments for employee compensation.

Net cash provided by operating activities was $29.7 million for the nine months ended November 1, 2008.  The cash provided by our operating activities for the nine months ended November 1, 2008 was primarily due to net income of $19.8 million, non-cash expenses of $22.9 million, a $13.5 million decrease in accounts receivable and a $2.3 million increase in other long-term liabilities.  These amounts were partially offset by a $17.6 million increase in inventories, a $10.2 million decrease in accounts payable and other accrued liabilities and a $1.0 million increase in prepaid expenses and other assets.  The increase in inventory for the nine months ended November 1, 2008 was due primarily to strategic purchases of raw materials.  The decrease in accounts payable and accrued liabilities was due primarily to the timing of payments for inventories, tax liabilities and software licenses.  The increase in prepaid expenses and other assets was primarily due to purchases of production mask sets to be used in manufacturing our products.  The decrease in accounts receivable for the nine months ended November 1, 2008 was primarily the result of decreased billings due to decreased product shipments during the third quarter of fiscal 2009, which was substantially offset by increased sales to customers with payment terms greater than net 30 days.  Non-cash charges included share-based compensation of $9.9 million in the nine months ended November 1, 2008.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $0.6 million for the nine months ended October 31, 2009 which was primarily due to a net reduction of our marketable securities by $9.0 million which was primarily offset by purchases of software, equipment and leasehold improvements of $4.9 million, our investment in a privately-held technology company in exchange for a convertible note receivable for $3.0 million, and a private equity investment of $0.5 million.

Net cash used in our investing activities was $34.5 million for the nine months ended November 1, 2008 which was primarily due to cash paid in connection with the acquisition of the VXP Group for $18.6 million, purchases of software, equipment and leasehold improvements of $10.5 million and net purchases of marketable securities of $5.4 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.9 million in the nine months ended October 31, 2009, which was due to $1.7 million of proceeds from exercises of employee stock options and employee stock purchases and $0.2 million of excess tax benefit from share-based compensation.

Net cash used in financing activities was $78.2 million in the nine months ended November 1, 2008, which was the result of $85.9 million paid for the purchase of 4.2 million shares of our common stock, partially offset by $4.5 million of excess tax benefit from share-based compensation and $3.3 million of proceeds from the exercise of employee stock options.

While we have generated cash from operations for fiscal 2009, 2008 and 2007 and in the first nine months of fiscal 2010, it is possible that our operations will consume cash in future periods.  On November 10, 2009, we purchased all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd for approximately $116.0 million in cash, which includes approximately $25.0 million of cash and cash equivalents of CopperGate at the closing and of which approximately $11.6 million will be held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares will be held in escrow for a period of 18 months.  At the closing, we also assumed all unvested CopperGate options and, as a result, will issue unvested options to purchase an aggregate of approximately 574,881 shares of our common stock, which options will vest over time following the closing.  We also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones are achieved over a specified period of time.  As of October 31, 2009, we had incurred approximately $1.8 million of expenses associated with this transaction and expect to incur approximately an additional $2.0 million of expenses in the fourth quarter of fiscal 2010.

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

Our marketable securities consist primarily of auction rate securities (“ARS”), corporate commercial paper and bonds and US agency notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Included in our marketable securities portfolio at October 31, 2009 were nine ARS that we purchased at par value of $43.0 million and during the second and third quarters of fiscal 2010, the issuer of the one of these ARS redeemed a limited portion in the amount of $0.1 million and $0.3 million, respectively, from us.  As a result, as of October 31, 2009, we held nine ARS with a par value of $42.6 million and these are all classified as short-term marketable securities.  ARS are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities that we hold have failed.  The result of the failed auctions is that these ARS will continue to pay interest in accordance with their terms at each respective auction date.  However, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, we accepted an offer from our cash investment advisor, UBS, of a comprehensive settlement agreement, in which all the ARS currently held in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning in June 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time through June 2012.  Additionally, the agreed solution by UBS to the lack of liquidity of our ARS includes a commitment through June 2010 to loan us an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At October 31, 2009, UBS provided an estimated value for the nine ARS of approximately $37.3 million, which reflects an unrealized loss of $5.3 million from our carrying value.  For the reasons described below, we have not adopted UBS’ estimated value of our ARS.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of October 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments has been in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.  As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.

Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow from operations and have accepted our investment advisor’s offer to purchase all of our ARS at par value in June 2010, we do not consider the remaining possible liquidity risk and UBS default risk to be significant enough to justify a reduction in their carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 31, 2009 (in thousands):

	Payments Due by Period
	Fiscal	Fiscal	Fiscal	Fiscal 2015
Contractual Obligations	2010	2011 - 2012	2013 - 2014	and Thereafter	Total
Operating leases	$523	$3,763	$2,168	$2,851	$9,305
Non-cancelable purchase orders	9,767	—	—	—	9,767
	$10,290	$3,763	$2,168	$2,851	$19,072

Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted:

During the third quarter of fiscal year 2010, we adopted Accounting Standards Codification, or ASC, issued by the FASB.  This standard established only two levels of GAAP, authoritative and nonauthoritative.  The ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative.  This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of fiscal year 2010.  As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted:

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) -- Measuring Liabilities at Fair Value ("ASU 2009-05").  ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, to provide further guidance on how to measure the fair value of a liability.  It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning our fiscal fourth quarter of 2010.  We do not expect the adoption of this standard update to have a material impact on our consolidated financial statements.

In September 2009 the FASB reached a consensus on ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14.  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence, or VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  The residual method of allocating arrangement consideration has been eliminated.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

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

Interest Rate Sensitivity:  As of October 31, 2009 and January 31, 2009, we held approximately $235.3 million and $192.2 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these money market funds and marketable securities would not have a significant impact on our net income and cash flows.

At October 31, 2009, we held nine auction rate securities, or ARS, with a cost and par value of $42.6 million, which are all classified as short-term marketable securities.  Historically, the fair value of our ARS has been determined by frequent auction periods, generally 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of the failed auctions is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.

As a result of the auction failures, we have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of October 31, 2009 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

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

Foreign Currency Exchange Rate Sensitivity:  The Canadian dollar, Danish krone and Euro are the primary financial currencies of our subsidiaries in Canada, Denmark and France, respectively.  As of October 31, 2009, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, we do maintain certain cash balances and a long-term investment denominated in the Hong Kong dollar, Canadian dollar, Euro, Danish krone, Singapore dollar and Japanese yen.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at October 31, 2009, the fair value of these foreign currency amounts would decline by $0.4 million.  We expect our foreign exchange exposure to increase in future periods as a result of our acquisition of CopperGate and the payment of expenses in Israeli shekels.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of October 31, 2009, the end of the period covered by this quarterly report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2009.

During the third quarter ended October 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  Most of our products compete with ones offered by  large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV and connected media player markets, to seek additional suppliers of SoCs for inclusion in their products which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

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

For the nine months ended October 31, 2009, MTC Singapore, Gemtek Electronics Components, LTD, Unihan Corporation and Cowin Worldwide Corporation accounted for 20%, 11%, 10% and 10%, respectively, of our net revenue.  For the nine months ended November 1, 2008, MTC Singapore and Cisco Systems, Inc. accounted for 21% and 20%, respectively, of our net revenue.

Our business also depends on demand for our SoC solutions from the companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our SoC solutions.  These companies use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our SoCs and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our SoC solutions.  For example, a significant number of our SoCs are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our recent acquisition of CopperGate.  A significant percentage of the SoC solutions sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our SoC solution have had significant fluctuations in demand which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our SoC solutions, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For the nine months ended October 31, 2009, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introductions of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introductions of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights.  We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights.  From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights.  Any of the foregoing events or claims could result in litigation.  Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements.  Because we do not yet have a large portfolio of issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

We may not be able to realize all of the anticipated benefits of our acquisition of CopperGate if we fail to integrate CopperGate successfully, which could reduce our profitability.

Our ability to realize the anticipated benefits of our acquisition of CopperGate will depend, in part, on our ability to integrate the business of CopperGate successfully and efficiently with our business.  The combination of two independent companies is a complex, costly and time-consuming process.  The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us.  If we are not successful in this integration, our financial results could be adversely impacted.  Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees and diversion of management’s attention and may cause our stock price to decline.  The difficulties of combining the operations of the two companies include, among others:

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	addressing differences in the business cultures;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from our other operations;

•	coordinating and combining international operations relationships and facilities and eliminating duplicative operations;

•	retaining key employees and maintaining employee moral;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;

•	unanticipated issues in integrating information, communications and other systems; and

•	preserving important strategic and customer relationships.

In addition, even if CopperGate’s operations are integrated successfully with ours, we may not realize the full potential benefits of the transaction, including the leveraging of manufacturing know-how and combined wafer sourcing, further SoC integration and combined research and development that are expected.  Such benefits may not be achieved within the anticipated time frame, or at all.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of October 31, 2009, we held 76 patents and these patents will expire within the next five to eighteen years.  These patents cover portions of the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not resume, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV, connected media players, prosumer and industrial audio/video and connected home technologies.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market has been negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined in recent months, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss in fiscal 2006 and the three months ended October 31, 2009, and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported a net loss of $1.6 million in fiscal 2006 and a net loss of $2.3 million for the three months ended October 31, 2009, net income of $6.2 million in fiscal 2007, net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009 and net income of $5.2 million in the first three quarters of fiscal 2010.  To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in our fiscal year 2009 and the first two quarters of fiscal 2010, we were not profitable in the third quarter of fiscal 2010.  In addition, our net income decreased from $19.8 million for the nine months ended November 1, 2008 to $5.2 million for the nine months ended October 31, 2009.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert management's attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in November 2009, we completed the acquisition of CopperGate Communications Ltd, an Israeli company.  As a result, we added substantial operations in Israel, including 124 employees located in Israel and an additional 17 employees located outside of Israel.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets and 44 new employees of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert management's attention from the operation of our business causing our financial results to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the nine months ended October 31, 2009, we derived 96% of our revenue from customers outside of North America.  We also have significant international operations, including a significant operations center in Singapore, research and development facilities in France, Canada and Denmark and a sales and distribution facility in Hong Kong.  In November 2009, we completed the acquisition of CopperGate Communications Ltd., and as a result, added substantial operations in Israel.  As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirements, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism, war and continued unrest in many regions and other factors, which could have a material impact on our international revenue and global operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not currently engage in any substantial hedging activities to reduce our exposure to exchange rate risks.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

Our sales cycle can be lengthy which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider customer prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three to more than nine months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our SoCs and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and Faraday Technology Company, or Faraday, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those clients, decreasing the capacity available to us.

If we fail to effectively manage our relationships with TSMC, ASE, Faraday and AST, if we are unable to secure sufficient capacity at our third-party manufacturers' facilities or if any of them should experience delays, disruptions or technical or quality control problems in our manufacturing operations or if we had to change or add additional third-party manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed, our relationships with our customers would suffer and our market share and operating results would suffer. If our third-party manufacturers' pricing for the products and services they provide increases and we are unable to pass along such increases to our customers, our operating results would be adversely affected.  Also, the addition of manufacturing locations or additional third-party subcontractors would increase the complexity of our supply chain management.  Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries such as quarantines or closures of manufacturing facilities due to the outbreak of viruses such as swine flu, SARS, avian flu or any similar outbreaks.  Each of these factors could harm our business and financial results.

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in 2008.  We must integrate the operations of CopperGate into our enterprise resource management system, which could be costly and time consuming.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

Included in our marketable securities portfolio at October 31, 2009 were nine ARS that we purchased for their par value, $43.0 million, and during fiscal 2010, an issuer of the one of these ARS redeemed a limited portion in the amount of $0.4 million from us.  As a result, as of October 31, 2009, we held nine auction rate securities with a par value of $42.6 million.  Subsequent to February 2008, all auctions involving the ARS in our investment portfolio have failed due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that, absent other solutions to the limited market for our ARS, it will redeem all these securities at par value upon our request after June 2010, there is a risk that their intention may not be achieved for reasons outside our control.

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

We believe that our existing cash and cash equivalents, and short-term and long-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  In November 2009, we used approximately $116.0 million in cash (which includes approximately $25 million of CopperGate cash) in connection with our acquisition of CopperGate.  The amount of cash we used for these repurchases and the acquisition of CopperGate could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

     As a result of our acquisition of CopperGate, we have engineering facilities, corporate and sales support operations and, as of November 10, 2009, we had 124 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

     In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East.  Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained.  Any losses or damages incurred by us could have a material adverse effect on our business.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

As a global company, we are subject to taxation in Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•	changes in the valuation of our deferred tax assets;

•
increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development, write-offs of expenses related to acquisitions and impairment of goodwill in connection with acquisitions;

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

The income tax benefits in Israel to which we are currently entitled from our approved enterprise program may be reduced or eliminated by the Israeli government in the future and also require us to satisfy specified conditions. If they are reduced or if we fail to satisfy these conditions, we may be required to pay increased taxes and would likely be denied these benefits in the future.

 The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved enterprise” status to certain product development programs at our facility in Tel Aviv. Our taxable income from these approved enterprise programs is exempt from tax for a period of two years and will be subject to a reduced tax for an additional eight years thereafter, depending on the percentage of our share capital held by non-Israelis. The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs. Our approved program and the resulting tax benefits may not continue in the future at their current levels or at any level. The termination or reduction of these tax benefits would likely increase our tax liability. Additionally, the benefits available to an approved enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval. If we fail to comply with these conditions, in whole or in part, or fail to get approval in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future. The current maximum enterprise tax rate in Israel is 26%.

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

As we add significant operations in locations other than our headquarters, our controls must be effectively extended to those locations which involves additional attention from management and expense to implement proper controls and monitor their effectiveness.  For example, we added significant operations in Israel as a result of our acquisition of CopperGate in November 2009.  We must integrate CopperGate’s operations and its substantial number of employees into our operations and transition their enterprise systems into our existing systems.  We plan to utilize the one-year phase-in period for operations of a material acquisition under applicable internal control over financial reporting regulations.  Until we have fully integrated CopperGate into our internal control over financial reporting, we may identify material weaknesses relating to CopperGate’s controls that existed at the time of the acquisition and we may not be able effectively integrate CopperGate’s internal control into our internal control framework, either of which could cause us to identify material weaknesses in our internal control over financial reporting in future periods.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009 during the nine months ended October 31, 2009.  During fiscal 2009, the high and low selling prices per share of our common stock on the Nasdaq Global Market ranged from a high of $49.62 on February 4, 2008 to a low of $6.93 on November 21, 2008.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

The following exhibits are filed herewith:

2.1
Acquisition Agreement, dated as of October 12, 2009, by and among Sigma Designs, Inc., CopperGate Communications Ltd., Carmel V.C. 2 Ltd. and Tamir Fishman Ventures Management II Ltd., as the Holder Representatives, and the Selling Shareholders  (incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on October 14, 2009).

2.2
First Amendment to Acquisition Agreement, dated as of November 10, 2009, by and among Sigma Designs, Inc., Carmel V.C. 2 Ltd. and Tamir Fishman Ventures Management II Ltd. as the Holder Representatives (incorporated by reference to exhibit 2.2 filed with the Current Report on Form 8-K on November 12, 2009).

10.1	Sigma Designs, Inc. 2009 Equity Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 4, 2009).

10.2	Form of Notice of Stock Option Grant and Agreement (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 4, 2009).

10.3	Form of Notice of Restricted Stock Award and Agreement (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K on August 4, 2009).

10.4	Form of Voting and Support Agreement (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on October 14, 2009).

10.5	CopperGate Communications, Ltd. 2003 Share Option Plan (incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 on November 13, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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
Date: December 10, 2009
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Acquisition Agreement, dated as of October 12, 2009, by and among Sigma Designs, Inc., CopperGate Communications Ltd., Carmel V.C. 2 Ltd. and Tamir Fishman Ventures Management II Ltd., as the Holder Representatives, and the Selling Shareholders (incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on October 14, 2009).

2.2
First Amendment to Acquisition Agreement, dated as of November 10, 2009, by and among Sigma Designs, Inc., Carmel V.C. 2 Ltd. and Tamir Fishman Ventures Management II Ltd. as the Holder Representatives (incorporated by reference to exhibit 2.2 filed with the Current Report on Form 8-K on November 12, 2009).

10.1	Sigma Designs, Inc. 2009 Equity Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 4, 2009).

10.2	Form of Notice of Stock Option Grant and Agreement (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 4, 2009).

10.3	Form of Notice of Restricted Stock Award and Agreement (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K on August 4, 2009).

10.4	Form of Voting and Support Agreement (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on October 14, 2009).

10.5	CopperGate Communications, Ltd. 2003 Share Option Plan (incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 on November 13, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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