Form 10-Q/A
period 2009-10-31
SIGMA DESIGNS INC
filed 2009-12-14
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

SIGMA DESIGNS, INC.
TABLE OF CONTENTS

		Page No.

EXPLANATORY NOTE		3

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2009 and January 31, 2009	4

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended October 31, 2009 and November 1, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2009 and November 1, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

PART II.	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

Exhibit index		23

EXPLANATORY NOTE

We are filing this Form 10-Q/A to correct certain clerical errors in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2009 and November 1, 2008, which we are correcting to be as follows:

1.	Under cash flows from investing activities, we deleted:

Nine Months Ended
	October 31, 2009	November 1, 2008
Other	-	-

Under cash flow from investing activities, we added:

Purchase of convertible note receivable	(3,000)	-

2.	Under cash flow from financing activities, we deleted:

Nine Months Ended
	October 31, 2009	November 1, 2008
Repayment of bank borrowings	-	-
Proceeds from issuance of common stock, net of offering costs	-	-

Under cash flow from financing activities, we added:

Repurchase of common shares	-	(85,941)
Excess tax benefit from share-based compensation	179	4,459

The above corrections do not change the net cash provided by (used in) investing activities and financing activities.

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

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$5,245	$19,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,816	5,631
Acquired in-process research and development	—	1,571
Share-based compensation	5,552	9,935
Provision for excess and obsolete inventory	137	1,844
Provision for sales returns, discounts and doubtful accounts	486	2,425
Deferred income taxes	2,268	1,546
Loss on disposal of software, equipment and leasehold improvements	114	1
Tax benefit from employee stock option plan	(346)	4,459
Excess tax benefit from share-based compensation	(179)	(4,459)
Accretion of contributed leasehold improvements	(128)	(93)
Goodwill adjustment	15	—
Changes in operating assets and liabilities:
Accounts receivable	12,426	13,502
Inventories	12,982	(17,562)
Prepaid expenses and other current assets	669	(886)
Other non-current assets	(120)	(108)
Accounts payable	4,733	(5,612)
Accrued liabilities	(1,232)	(4,616)
Other long-term liabilities	(691)	2,265
Net cash provided by operating activities	48,747	29,687

Cash flows from investing activities:
Purchase of marketable securities	(52,889)	(85,135)
Sales and maturities of marketable securities	61,894	79,736
Purchases of software, equipment and leasehold improvements	(4,883)	(10,520)
Net cash paid in connection with acquisitions	—	(18,576)
Purchases of long-term investments	(524)	—
Purchases of convertible note receivable	(3,000)	—
Net cash provided by (used in) investing activities	598	(34,495)

Cash flows from financing activities:
Repurchase of common shares	—	(85,941)
Net proceeds from exercises of employee stock options and stock purchase rights	1,754	3,260
Excess tax benefit from share-based compensation	179	4,459
Net cash provided by (used in) financing activities	1,933	(78,222)

Effect of foreign exchange rate changes on cash and cash equivalents	584	(277)
Increase (decrease) in cash and cash equivalents	51,862	(83,307)

Cash and cash equivalents at beginning of period	90,845	174,089
Cash and cash equivalents at end of period	$142,707	$90,782

Supplemental disclosure of cash flow information:

Cash paid for interest	$75	$—
Cash paid for income taxes	$609	$104

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with our quarterly report filed on December 10, 2009 and our audited consolidated financial statements and notes thereto for the year ended January 31, 2009 included in our Annual Report on Form 10-K and 10-K/A.

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

The options outstanding and currently exercisable at October 31, 2009 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at October 31, 2009	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at October 31, 2009	Weighted Average Exercise Price Per Share
$0.95	$3.50	453,698	2.53	$2.56	451,851	$2.56
$4.25	$8.89	447,608	4.75	$7.26	435,496	$7.23
$9.35	$9.89	225,931	7.17	$9.66	69,023	$9.78
$10.87	$10.87	790,500	9.01	$10.87	8,316	10.87
$11.06	$11.06	531,232	6.82	$11.06	325,609	$11.06
$11.09	$11.40	578,606	7.45	$11.26	246,884	$11.40
$11.69	$13.88	136,250	7.47	$13.25	57,792	$12.75
$15.25	$15.25	442,550	7.90	$15.25	0	$-
$15.32	$28.63	563,913	7.97	$20.65	219,720	$21.92
$31.57	$45.83	210,566	7.98	$40.49	148,030	$40.76
$0.95	$45.83	4,380,854	6.99	$12.85	1,962,721	$11.75

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

PART II.  OTHER INFORMATION

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
Date: December 14, 2009
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