Form 10-Q
period 2010-05-01
SIGMA DESIGNS INC
filed 2010-06-09
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010
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

As of June 1, 2010, the Company had 31,107,489 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	May 1, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$82,782	$81,947
Short-term marketable securities	51,926	51,176
Restricted cash	1,583	1,500
Accounts receivable, net	34,407	36,127
Inventories	17,890	18,187
Deferred tax assets	2,247	2,235
Prepaid expenses and other current assets	9,599	8,925
Total current assets	200,434	200,097

Long-term marketable securities	19,645	13,257
Software, equipment and leasehold improvements, net	28,866	23,810
Goodwill	44,910	44,910
Intangible assets, net	120,982	125,568
Deferred tax assets, net of current portion	11,599	11,575
Long-term investments	4,000	4,000
Other non-current assets	685	680
Total assets	$431,121	$423,897

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,452	$10,943
Accrued liabilities	22,488	23,164
Total current liabilities	35,940	34,107

Other long-term liabilities	12,985	12,528
Long-term deferred tax liabilities	8,440	8,440
Total liabilities	57,365	55,075

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	425,337	421,109
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	781	1,189
Retained earnings	33,579	32,465
Total shareholders' equity	373,756	368,822

Total liabilities and shareholders' equity	$431,121	$423,897

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net revenue	$65,179	$51,243
Cost of revenue	33,028	26,856
Gross profit	32,151	24,387

Operating expenses:
Research and development	18,758	11,517
Sales and marketing	7,322	3,211
General and administrative	4,935	3,131
Total operating expenses	31,015	17,859
Income from operations	1,136	6,528

Interest and other income, net	724	778
Income before income taxes	1,860	7,306
Provision for income taxes	746	4,563
Net income	$1,114	$2,743

Net income per share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

Share used in computing net income per share:
Basic	30,995	26,592
Diluted	31,586	27,196

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$1,114	$2,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,704	2,258
Share-based compensation	3,124	1,158
Provision for sales returns and discounts	32	99
Deferred income taxes	(67)	3,648
Loss on disposal of equipment	14	—
Tax benefit from employee stock option plan	—	179
Excess tax benefit from share-based compensation	—	(179)
Accretion of contributed leasehold improvements	(44)	(42)
Goodwill adjustment	—	15
Changes in operating assets and liabilities:
Accounts receivable	1,686	9,631
Inventories	297	6,252
Prepaid expenses and other current assets	(729)	893
Other non-current assets	(6)	(27)
Accounts payable	2,506	4,244
Accrued liabilities	(801)	(952)
Other long-term liabilities	501	267
Net cash provided by operating activities	14,331	30,187

Cash flows from investing activities:
Restricted cash	(83)	—
Purchases of marketable securities	(18,015)	(18,984)
Sales and maturities of marketable securities	10,811	23,773
Purchases of software, equipment and leasehold improvements	(7,153)	(1,386)
Purchases of long-term investments	—	(524)
Net cash provided by (used in) investing activities	(14,440)	2,879

Cash flows from financing activities:
Net proceeds from exercises of employee stock options	1,104	316
Excess tax benefit from share-based compensation	—	179
Net cash provided by financing activities	1,104	495

Effect of foreign exchange rate changes on cash and cash equivalents	(160)	256
Increase in cash and cash equivalents	835	33,817

Cash and cash equivalents at beginning of period	81,947	90,845
Cash and cash equivalents at end of period	$82,782	$124,662

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$75
Cash paid for income taxes	$551	$172

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our” and “us”) specializes in integrated system-on-chip, or SoC solutions for the internet protocol television, or IPTV, connected home technologies, connected media player, prosumer and industrial audio/video, and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 30, 2010 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at May 1, 2010 and January 30, 2010, the consolidated results of our operations for the three months ended May 1, 2010 and May 2, 2009, and the consolidated cash flows for the three months ended May 1, 2010 and May 2, 2009.  The results of operations for the three months ended May 1, 2010 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The first quarter of fiscal 2011 ended on May 1, 2010.  The first quarter of fiscal 2010 ended on May 2, 2009.

Use of Estimates:  The preparation of the condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Income taxes:  Income taxes are accounted for under an asset and liability approach in accordance with Accounting Standard Codification, or ASC 740, Income Taxes (formerly Statement of Financial Accounting Standard, or SFAS 109, Accounting for Income Taxes).  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under ASC 740, Income Taxes (formerly FASB Interpretation No. 48, or FIN48, Accounting for Uncertainty in Income Tax), the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For the three months ended May 1, 2010, there was an increase of $0.6 million in unrecognized tax benefits.

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

Recent accounting pronouncements:  There have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2.            Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 1, 2010			January 30, 2010
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Money market funds	$31,013	$—	$31,013	$32,911	$—	$32,911
Auction rate securities	37,650	—	37,650	40,750	—	40,750
Corporate bonds	27,973	107	28,080	17,143	195	17,338
US agency discount notes	5,500	6	5,506	4,500	5	4,505
Municipal bonds and notes	335	—	335	1,834	6	1,840
Total cash equivalents and marketable securities	$102,471	$113	$102,584	$97,138	$206	$97,344

Cash on hand held in the United States			25,811			15,444
Cash on hand held overseas			25,958			33,592
Total cash on hand			51,769			49,036
Total cash, cash equivalents and marketable securities			$154,353			$146,380

Reported as:
Cash and cash equivalents			$82,782			$81,947
Short-term marketable securities			51,926			51,176
Long-term marketable securities			19,645			13,257
			$154,353			$146,380

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are as follows (in thousands):

	May 1, 2010		January 30, 2010
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$82,840	$82,939	$83,967	$84,087
Due in greater than 1 year	19,631	19,645	13,171	13,257
Total	$102,471	$102,584	$97,138	$97,344

Our marketable securities include primarily auction rate securities, or ARS, corporate bonds and US agency discount notes.  We classify our marketable securities as available-for-sale and report them at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of the marketable securities is judged to be other-than-temporary.

At May 1, 2010, we held nine auction rate securities with an adjusted cost and par value of $37.7 million, which is net of $3.1 million and $2.2 million of redemptions by the issuers at par value during the three months ended May 1, 2010 and the year ended January 30, 2010, respectively.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS has been determined by the frequent auction periods, generally every 7 to 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning June 30, 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At May 1, 2010, UBS provided an estimated value for the nine ARS of approximately $32.9 million, which reflects an unrealized loss of $4.8 million from our original cost.  We have not adopted UBS’ estimated value of our ARS for the reasons described below.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of May 1, 2010 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value beginning June 30, 2010, we do not consider the remaining possible liquidity risk and UBS’ default risk to be significant enough to justify a reduction in the carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

As a result of this judgment process and in accordance with the various accounting pronouncements in this area, we reached the conclusion that the $37.7 million carrying value of our nine ARS has not been impaired and that we have no expectation of any material adverse impact on our future results of operations, liquidity or capital resources associated with holding these securities.

3.	Fair values of assets and liabilities

ASC 820, Fair Value Measurements and Disclosures (formerly, SFAS 157, Fair Value Measurement), defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

▪	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

▪
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

▪
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Determination of Fair Value

Our cash equivalents and marketable securities, with the exception of our ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with high credit ratings and an ongoing trading market.

Our ARS holdings and convertible note receivable are classified within Level 3.  We have valued the ARS through a discounted cash flow model which requires making a significant assumption as to the expectation of UBS’s offer to redeem all of the ARS at par value in June 2010 and future interest income from those securities which is not observable in the market.  During the three months ended May 1, 2010, we recorded no impairment loss relating to the value of ARS and recorded no realized gains or losses for these ARS.  In August 2009, we purchased a convertible note receivable from a privately-held venture capital funded technology company with a face value which is equal to its cost of $3.0 million, is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  At May 1, 2010, the convertible note receivable was valued at $3.2 million equaling its cost plus accrued interest, as the necessary inputs to the fair value measurements are unobservable.

Our foreign currency derivative instruments are classified as Level 2 because they are valued using quoted prices and other observable data of similar instruments in active markets.

In connection with our acquisition of CopperGate in November 2009, we agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees if certain milestones are achieved over a specified period.  The estimated acquisition contingent consideration of our CopperGate acquisition was based on the probability that certain milestones will be met and the payments will be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our assumptions in measuring fair value.

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of May 1, 2010 and January 30, 2010 (in thousands):

	As of May 1, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$31,013	$31,013	$—	$—
Auction rate securities	37,650	—	—	37,650
Corporate bonds	28,080	28,080	—	—
US agency discount notes	5,506	5,506	—	—
Municipal bonds and notes	335	335	—	—
Total cash equivalent and marketable securities	102,584	64,934	—	37,650
Restricted cash	1,583	1,583	—	—
Convertible note receivable	3,203	—	—	3,203
Derivative instruments	113	—	113	—
Total assets measured at fair value	$107,483	$66,517	$113	$40,853

Accrued contingent payment for CopperGate acquisition	$3,238	—	—	$3,238

	As of January 30, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$32,911	$32,911	$—	$—
Auction rate securities	40,750	—	—	40,750
Corporate bonds	17,338	17,338	—	—
US agency discount notes	4,505	4,505	—	—
Municipal bonds and notes	1,840	1,840	—	—
Total cash equivalent and marketable securities	97,344	56,594	—	40,750
Restricted cash	1,500	1,500	—	—
Convertible note receivable	3,135	—	—	3,135
Derivative instruments	156	—	156	—
Total assets measured at fair value	$102,135	$58,094	$156	$43,885

Accrued contingent payment for CopperGate acquisition	$3,249	—	—	$3,249

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 31, 2010	$43,885
Total realized gains or losses included in net income	68
Purchases, sales and settlements, net	(3,100)
Ending balance at May 1, 2010	$40,853

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the three months ended May 1, 2010:

Contingent Liability
Beginning balance at January 31, 2010	$3,249
Payment made	(11)
Ending balance at May 1, 2010	$3,238

4.	Derivative financial instruments

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

As of May 1, 2010, we had foreign exchange contracts to sell up to approximately $6.1 million for a total amount of approximately New Israeli Shekel, or NIS, 22.8 million, that would mature on or before January 31, 2011.  In the three months ended May 1, 2010, we recognized profit of $82,000 as a result of derivative instruments.  As of January 30, 2010, we had foreign exchange contracts to sell up to approximately $4.5 million for a total amount of approximately NIS 17.0 million, that would mature on or before January 29, 2011.  In fiscal 2010, we recognized profit of $41,000 as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of May 1, 2010 and January 30, 2010 (in thousands):

	Balance Sheet Location	Fair Value of Financial Instruments
		May 1, 2010	January 30, 2010
Derivative Asset
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$113	$156

            The effects of derivative instruments designated as cash flow hedges on income and accumulated other comprehensive income for the three months ended May 1, 2010 are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains recognized in earnings on derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$117	$80	Operating expenses and cost of revenue	$2	Interest and other income, net

5.	Restricted cash

As of May 1, 2010, we had $1.6 million of restricted cash related to a deposit pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies at a cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in one of these issuers at a cost of $1.0 million.  Additionally, in August 2009, we purchased a convertible note from one of these issuers with a face value which is equal to its cost of $3.0 million, is convertible into the issuer’s preferred stock under certain circumstances and bears interest at a rate of 9% per annum, and became callable after November 30, 2009.  At May 1, 2010 and January 30, 2010, the convertible note was valued at $3.2 million and $3.1 million, respectively, equaling its cost plus accrued interest and the equity investments were valued at their cost totaling $4.0 million.  This convertible note receivable is recorded in prepaid expenses and other current assets.  The preferred stock is recorded in long-term investments.  Three of our four directors hold equity interests in the issuer of the convertible note receivable and one of these directors is also a director of the issuer.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in the issuer.  Our board of directors appointed our director who has no interest in the issuer to evaluate each investment in this issuer and recommend appropriate action to the board of directors.  All investment transactions with this issuer were approved and recommended by this independent director and made as the result of a negotiation process.

7.	Inventories

Inventories consist of the following (in thousands):

	May 1, 2010	January 30, 2010
Wafers and other purchased materials	$5,869	$8,045
Work-in-process	3,806	2,720
Finished goods	8,215	7,422
Total	$17,890	$18,187

8.	Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of May 1, 2010 and January 30, 2010 (in thousands, except for years):

	As of May 1, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$11,002	$61,508	6.5
Trademarks	2,677	583	2,094	5.3
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	3,743	46,680	6.7
	127,010	16,728	110,282	6.6
In-process research and development	10,700	—	10,700
	$137,710	$16,728	$120,982

	As of January 30, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$8,411	$64,099	6.7
Trademarks	2,677	389	2,288	5.3
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	1,942	48,481	7.0
	127,010	12,142	114,868	6.8
In-process research and development	10,700	—	10,700
	$137,710	$12,142	$125,568

We acquired in-process research and development, or IPR&D valued at $10.7 million in connection with our acquisition of CopperGate in November 2009.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition.  The IPR&D project represents our next generation HomePNA product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service.  Upon completion of development, the acquired IPR&D will be amortized over its useful life.

Amortization expense related to acquired intangible assets was $4.6 million and $0.8 million for the three months ended May 1, 2010 and May 2, 2009, respectively.  As of May 1, 2010, we expect the amortization expense in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2011	$7,759	$5,402	$584	$13,745
2012	10,346	7,203	639	18,188
2013	10,346	7,203	178	17,727
2014	9,621	7,203	119	16,943
2015	8,257	7,203	118	15,578
Thereafter	15,179	12,466	456	28,101
	$61,508	$46,680	$2,094	$110,282

9.	Product warranty

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

Details of the change in accrued warranty as of May 1, 2010 and May 2, 2009 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
May 1, 2010	$1,100	$199	$(149)	$1,150
May 2, 2009	1,330	150	(180)	1,300

10.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore and Taiwan, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2011	$2,334
2012	2,348
2013	1,661
2014	742
2015	747
Thereafter	2,108
Total minimum lease payments	$9,940

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of May 1, 2010, the total amount of outstanding non-cancelable purchase orders was approximately $40.2 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three months ended May 1, 2010 and May 2, 2009, we recorded royalty expense of $0.8 million and $0.6 million, respectively, which was recorded to cost of revenue.

We participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conduct in Israel.  Through May 1, 2010, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects that we conduct in Israel.  We are obligated to pay royalties to the OCS, amounting to 3.5% to 4.5% of the sales of certain products up to an amount equal to 120% of the grants received.  As of May 1, 2010, we have a contingent payments obligation of $0.3 million under these programs.

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

11.	Comprehensive income

Components of our comprehensive income for the three months ended May 1, 2010 and May 2, 2009 are as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income	$1,114	$2,743
Unrealized gains (loss) on marketable securities	(67)	23
Currency translation adjustment	(342)	(209)
Comprehensive income	$705	$2,557

12.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three months ended May 1, 2010 and May 2, 2009 (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2010	May 2, 2009
Numerator:
Net income, as reported	$1,114	$2,743
Denominator:
Weighted average common shares outstanding - basic	30,995	26,592
Effect of dilutive securities:
Stock options	591	604
Shares used in computation - diluted	31,586	27,196
Net income per share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

A summary of the excluded potentially dilutive securities for the three months ended May 1, 2010 and May 2, 2009 is as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Stock options excluded because exercise price is in excess of average stock price	4,682	3,020

13.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of May 1, 2010, we have three stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”) and the 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, other stock-related awards and performance awards that may be settled in cash, stock or other property.  In July 2009, 2,900,000 shares of common stock were reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock subject to stock awards outstanding under the 2001 Plan but terminated prior to exercise and would otherwise be returned to the share reserves under our 2001 Plan will become available for issuance under the 2009 Incentive Plan.

As of May 1, 2010, 1,795,137 shares were available for future grants under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)	(in thousands)
Balance, January 30, 2010	5,745,795	$11.96	7.35	$9,100,620
Granted	783,700	11.13
Cancelled	(54,658)	15.07
Exercised	(233,665)	4.73

Balance, May 1, 2010	6,241,172	$12.10	7.48	$10,944,344

Ending Vested and Expected to Vest	5,899,532	$12.12	7.40	$10,575,281
Ending Exercisable	2,334,255	$12.19	5.65	$6,365,732

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $11.86 as of May 1, 2010, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $1.7 million and $0.2 million for the three months ended May 1, 2010 and May 2, 2009, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the three months ended May 1, 2010 and May 2, 2009 was $2.1 million and $2.4 million, respectively.

The options outstanding and currently exercisable at May 1, 2010 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at May 1, 2010	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at May 1, 2010	Weighted Average Exercise Price Per Share
$0.92	$5.79	630,289	4.25	$2.54	455,435	$2.70
$6.31	$9.89	618,672	5.89	$8.48	391,932	$8.06
$10.59	$10.59	674,000	9.71	$10.59	-	$-
$10.87	$10.87	782,116	8.49	$10.87	223,139	$10.87
$11.06	$11.06	531,232	6.32	$11.06	378,409	$11.06
$11.07	$11.07	733,200	9.37	$11.07	-	$-
$11.09	$12.02	645,396	6.94	$11.34	374,893	$11.38
$12.08	$15.25	877,831	7.81	$13.88	101,932	$12.78
$15.32	$41.58	692,736	7.50	$24.48	380,201	$27.83
$45.83	$45.83	55,700	7.16	$45.83	28,314	$45.83
$0.92	$45.83	6,241,172	7.48	$12.10	2,334,255	$12.19

As of May 1, 2010, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $38.5 million and will be recognized over an estimated weighted average amortization period of 3.77 years.  The amortization period is based on the expected remaining vesting term of the options.

Employee stock purchase plan

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of May 1, 2010, 392,823 shares under the 2001 Purchase Plan remain available for future purchase.

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

The weighted-average estimated values of employee stock options granted during the three month ended May 1, 2010 and May 2, 2009 was $5.96 and $6.71, per share, respectively.  The weighted-average estimated fair value of employee stock purchase plan shares issued during three month ended May 1, 2010 and May 2, 2009 was $3.91 and $3.93, per share, respectively.  The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	May 1, 2010		May 2, 2009
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	55.07%	52.92%	65.81%	86.68%
Risk-free interest rate	2.75%	0.23%	2.34%	0.36%
Expected term (in years)	5.94	0.50	5.91	0.50
Dividend yield	None	None	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury STRIPS with an equivalent remaining term.  The expected term life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected term of purchase rights is the period of time remaining in the then current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

The following table sets forth the share-based compensation expense for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Cost of revenue	$131	$85
Research and development expenses	1,700	1,258
Sales and marketing expenses	452	299
General and administrative expenses	841	(484)
Total share-based compensation	$3,124	$1,158

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2010.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.2 million for the three months ended May 1, 2010 and May 2, 2009, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2010.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $24,000 and $21,000 for the three months ended May 1, 2010 and May 2, 2009, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $30,000 and $21,000 for the three months ended May 1, 2010 and May 2, 2009, respectively.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Employees are entitled to one month salary for each year of employment or a portion thereof.  As of May 1, 2010, we have an accrued severance liability of $1.4 million.

14.	Segment and geographical information

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

Prior to the first quarter of fiscal 2011, we reported our net revenue by geographic region based on billing location.  We believe reporting based on ship-to location provides more relevant information about our customer base.  Our net revenue by geographic region for the comparative period has been reclassified based on the ship-to location of our customers.  The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Asia	$60,903	$42,834
Europe	1,857	6,659
North America	2,370	1,744
Other regions	49	6
Net revenue	$65,179	$51,243

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
China	$52,971	$39,388
Rest of the world	12,208	11,855
	$65,179	$51,243

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	May 1, 2010	May 2, 2009
Motorola	25%	19%
Gemtek	19%	*
Cowin Worldwide Corporation	*	18%

*	Net revenue from customer was less than 10% of our total net revenue in these periods.

Four international customers accounted for 24%, 19%, 12% and 11% each of total accounts receivable at May 1, 2010.  Three international customers accounted for 24%, 24% and 11%, of total accounts receivable at January 30, 2010.

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

 Overview

We are a leading fabless provider of highly integrated SoC solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four separate product lines: media processors, home networking solutions, video image processors and home automation solutions.  Each of these product lines contributes to our fully integrated SoC offerings.  We sell our products into four primary markets, which are the internet protocol television, or IPTV market, the connected home technologies market, the connected media player market and the prosumer and industrial audio/video market.  We also sell our products, to a lesser extent, into several other markets, such as the high definition television, or HDTV and PC-based add-in markets, which we refer to collectively as our other market.

Our primary target markets are IPTV, connected home technologies, connected media player, and prosumer and industrial audio/video.  The IPTV set-top box market consists of consumer and commercial products that distribute and receive streaming video using IP.  The connected home technologies market is served by our home networking and home automation product lines.  Our home networking products are used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters.  Our home automation products are used in a wide variety of home control products such as thermostats, light switches and door locks.  Our Ultra-wideband, or UWB, products target high definition audio/video, or HDAV, speaker and home networking solutions over coax and wireless.  The connected media player market consists primarily of digital media adapters, portable media devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  We also sell products into other markets such as the HDTV, PC-based add-in and connectivity markets.  We derive minor net revenue from sales of our products into these other markets.

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

Our media processor SoCs are also used by consumer electronics providers, such as Netgear, Sharp, Sony and Western Digital in applications such as digital media adaptors, or DMAs, Blu-ray DVD players, HDTVs and other connected media player devices.  Our CopperGate products are used by leading IPTV set-top box and residential gateway providers, such as 2Wire, Cisco Systems/Scientific-Atlanta and Motorola.  These solutions are deployed by telecommunications carriers globally, but primarily in North America, such as AT&T, Telus and Bell Aliant.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony, Harris and Panasonic.  Our Z-Wave home automation products are used by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane) and Leviton.

For each of the three months ended May 1, 2010 and May 2, 2009, we derived 99% of our net revenue from our SoC solutions.  Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010 reflect the more significant judgments and estimates used in preparation of our annual and interim financial statements.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
		% of		% of
	May 1, 2010	Net Revenue	May 2, 2009	Net Revenue
Net revenue	$65,179	100%	$51,243	100%
Cost of revenue	33,028	51%	26,856	52%
Gross profit	32,151	49%	24,387	48%
Operating expenses:
Research and development	18,758	29%	11,517	22%
Sales and marketing	7,322	11%	3,211	6%
General and administrative	4,935	8%	3,131	6%
Total operating expenses	31,015	48%	17,859	34%
Income from operations	1,136	1%	6,528	14%
Interest and other income, net	724	1%	778	2%
Income before income taxes	1,860	2%	7,306	16%
Provision for income taxes	746	1%	4,563	9%
Net income	$1,114	1%	$2,743	7%

Net revenue

Our net revenue for the three months ended May 1, 2010 increased $13.9 million, or 27%, compared to the corresponding period in the prior fiscal year.  The increase was due primarily to a 104% increase in units shipped partially offset by a 38% decrease in average selling price, or ASP.  Both the decline in ASP and the increase in units shipped were primarily the result of shipments of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and which have lower ASPs than our media processor and VXP products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV market, the connected home technologies market, the connected media player market and the prosumer and industrial audio/video market.  We also sell our products, to a lesser extent, into several other markets, such as the HDTV and PC-based add-in markets, which we refer to collectively as our other market.  Net revenue from sales into the connected home technologies market has increased in absolute dollars and as a percentage of total net revenue as we began to sell new products acquired in connection with the acquisition of CopperGate in the fourth quarter of fiscal 2010 into this target market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended
		% of		% of
	May 1, 2010	Net Revenue	May 2, 2009	Net Revenue
IPTV	$31,052	48%	$34,416	67%
Connected home technologies	20,977	32%	672	1%
Connected media players	9,903	15%	14,039	28%
Prosumer and industrial audio/video	3,163	5%	1,537	3%
Other	84	*	579	1%
Net revenue	$65,179	100%	$51,243	100%

*	This market provided less than 1% of our net revenue in this period.

IPTV:  For the three months ended May 1, 2010, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV market decreased $3.4 million, or 10%, from the corresponding period in the prior fiscal year.  This decline was attributable to a decline in both units shipped and ASPs as a result of reduced demand in the IPTV market that we have experienced since the beginning of the second half of fiscal 2009 due to general economic downturn and the impact of declining ASPs which was caused by certain customers achieving cumulative volume pricing discounts on purchases of our products.  Our revenue from the IPTV market as a percentage of our total net revenue for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year decreased by 19% primarily as a result of the increase in net revenue from our connected home technologies market.  We expect our revenue from the IPTV market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected home technologies:  Prior to the second quarter of fiscal 2010, we referred to our connected home technologies target market as our wireless target market.  We believe the connected home technologies market that we currently address with our CopperGate, Z-Wave and UWB product lines more accurately describes our target market.  For the three months ended May 1, 2010, net revenue from sales of our products into the connected home technologies market increased $20.3 million from the corresponding period in the prior fiscal year.  This increase was primarily the result of our acquisition of CopperGate in November 2009.  For the same reason, our percentage of net revenue from sales into the connected home technologies market increased to 32% as a percentage of our total net revenue.  We expect revenue from our connected home technologies market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

Connected media players:  For the three months ended May 1, 2010, net revenue from sales of our products to the connected media players market decreased $4.1 million, or 29%, from the corresponding period in the prior fiscal year.  The decrease was primarily attributable to a decline in units shipped and ASP for sales of our SoCs to customers who incorporate our SoCs into digital media adapters due to the timing of our customers’ product launches and our customers’ achievement of cumulative volume pricing discounts on purchases of our products.  Our revenue from the connected media players market as a percentage of our total net revenue for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year decreased by 13% primarily as a result of the increase in net revenue from our connected home technologies market.

Prosumer and industrial audio/video:  For the three months ended May 1, 2010, net revenue from sales of our products into the prosumer and industrial audio/video market increased $1.6 million, or 106%, from the corresponding period in the prior fiscal year.  The increase was attributable to an increase in units shipped and ASP for our products primarily due to strengthening demand from our existing customers and our continued effort to expand into this market.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue increased by 2% for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.

  Other:  Our other markets consist of HDTV, PC add-in boards, development kits, development contracts, services and other ancillary markets.  For the three months ended May 1, 2010, net revenue decreased $0.5 million, or 85%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to lower engineering development fees for customization of our SoCs and a decline in sales of our SoCs to customers who incorporate our products into HDTVs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended
		% of		% of
	May 1, 2010	Net Revenue	May 2, 2009	Net Revenue
SoCs	$64,768	99%	$50,802	99%
Other	411	1%	441	1%
Net revenue	$65,179	100%	$51,243	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected home technologies, connected media player and prosumer and industrial audio/video consumer electronic markets.  The increase of $14.0 million, or 27%, in the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year was due primarily to a 104% increase in units shipped partially offset by a 38% decrease in ASP.  Both the decline in ASP and the increase in units shipped were primarily the result of shipment of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and which have a lower ASP than our media processor and VXP products.

Other:  We derive revenue from other products and services, including engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The decrease in our net revenue from other products of $30,000, or 7%, for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year was primarily due to a reduction in nonrecurring engineering fees.

  Net revenue by geographic region

Prior to the first quarter of fiscal 2011, we reported our net revenue by geographic region based on billing location.  We believe reporting based on ship-to location provides more relevant information about our customer base.  Our net revenue by geographic region for the comparative period has been reclassified based on the ship-to location of our customers.  The following table sets forth our net revenue by geographic region and the percentage of total net revenue represented by each geographic region based on the ship-to location of each customer (in thousands, except percentages):

	Three Months Ended
		% of		% of
	May 1, 2010	Net Revenue	May 2, 2009	Net Revenue
Asia	$60,903	93%	$42,834	84%
Europe	1,857	3%	6,659	13%
North America	2,370	4%	1,744	3%
Other regions	49	*	6	*
Net revenue	$65,179	100%	$51,243	100%

*	The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $18.1 million, or 42%, for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 9% as a percentage of our total net revenue for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an increase in revenue from China which is primarily due to more shipments of our connected home technologies products to China as a result of our CopperGate acquisition in November 2009 and certain customers moving their production from Europe to Asia.

As a percentage of total net revenue by country in the Asia region, China represented 81% and 77% in the three months ended May 1, 2010 and May 2, 2009, respectively.

Europe:  Our net revenue in absolute dollars from Europe decreased $4.8 million, or 72%, for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  Our net revenue from Europe decreased 10% as a percentage of our total net revenue for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from Europe in both absolute dollars and as a percentage of our total net revenue was primarily attributable to certain European customers moving their production to Asia.

No individual country in Europe accounted for 10% or more of our net revenue in the three months ended May 1, 2010 and May 2, 2009.

North America:  Our net revenue in absolute dollars from North America increased $0.6 million, or 36% for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  Our net revenue from North America increased 1% as a percentage of our net revenue for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable to increased demand for our SoC solutions for the prosumer and industrial audio/video markets.

For the three months ended May 1, 2010, our net revenue generated outside North America was 96% of our net revenue compared to 97% in the corresponding period in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	May 1, 2010	May 2, 2009
Motorola	25%	19%
Gemtek	19%	*
Cowin Worldwide Corporation	*	18%

*	Net revenue from customer was less than 10% of our total net revenue.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	May 1, 2010	% change	May 2, 2009
Gross profit	$32,151	32%	$24,387
Gross margin	49.3%		47.6%

The $7.8 million increase in gross profit, or 1.7 percentage point increase in gross margin, for the three months ended May 1, 2010, compared to the corresponding period in the prior fiscal year was due primarily to a 40% decline in our average cost per SoC during the three months ended May 1, 2010, which was mostly offset by a 38% decline in our ASP per SoC.  The decline in our average cost per SoC was primarily due to the addition of products with lower average costs in our CopperGate product lines.  The improvements in our average cost per unit were partially offset by an increase in operations overhead costs of $1.9 million for the three months ended May 1, 2010 compared to the corresponding period in the prior fiscal year, due to an increase in amortization of acquired intangibles as a result of our acquisition of CopperGate in November 2009.  The decline in ASPs was primarily due to the addition of products with lower ASPs in our CopperGate product lines.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, share-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities, equipment and other items.

The following table sets forth details of research and development expense for the three months ended May 1, 2010 and May 2, 2009 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 1, 2010	% of Net Revenue	May 2, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$11,006	17%	$6,817	13%	$4,189	61%
Share-based compensation	1,700	3%	1,258	2%	442	35%
Development and design costs	3,101	5%	1,315	3%	1,786	136%
Depreciation and amortization	1,612	2%	1,288	3%	324	25%
Other	1,339	2%	839	2%	500	60%
Total research and development expenses	$18,758	29%	$11,517	23%	$7,241	63%

For the three months ended May 1, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added from our acquisition of CopperGate in November 2009.  The increase in research and development expenses is also attributable to an increase in development and design costs for supporting new product development and depreciation and amortization expenses due to higher amortization of design tool software. Other expenses increased primarily as a result of the additional facility in Israel associated with our acquisition of CopperGate.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefit costs, including commissions to our direct sales force, share-based compensation expense, trade shows, travel and entertainment expenses, external commissions and depreciation and amortization.

The following table set forth details of sales and marketing expense for the three months ended May 1, 2010 and May 2, 2009 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 1, 2010	% of Net Revenue	May 2, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,105	5%	$1,663	3%	$1,442	87%
Share-based compensation	452	1%	299	1%	153	51%
Depreciation and amortization	2,051	3%	120	*	1,931	1,609%
Trade shows, travel and entertainment	642	1%	265	1%	377	142%
External commissions	390	1%	480	1%	(90)	(19%)
Other	682	1%	384	1%	298	78%
Total sales and marketing expenses	$7,322	12%	$3,211	7%	$4,111	128%

 *            The percentage of net revenue is less than one percent.

For the three months ended May 1, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in November 2009.  The increase in depreciation and amortization was primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade show, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expenses increased primarily due to an increase in rent and facilities costs as a result of the added facility in Israel.

General and administrative expense

General and administrative expense consists primarily of compensation and benefit costs, share-based compensation expense, legal, accounting and outside service fees and facilities expenses.

The following table set forth details of general and administrative expense for the three months ended May 1, 2010 and May 2, 2009 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 1, 2010	% of Net Revenue	May 2, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$1,606	2%	$1,148	2%	$458	40%
Share-based compensation	841	1%	(484)	(1%)	1,325	274%
Legal and accounting fees	1,305	2%	1,386	3%	(81)	(6%)
Outside service fees	348	1%	418	1%	(70)	(17%)
Other	835	1%	663	1%	172	26%
Total general and administrative expenses	$4,935	7%	$3,131	6%	$1,804	58%

For the three months ended May 1, 2010, compensation and benefits increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  The increase in share-based compensation expenses is primarily due to a specific option cancelation during the three months ended May 2, 2009.  The increase in other expenses is primarily due to the increase in rent and facilities costs and depreciation as a result of added facilities arising from our acquisition of CopperGate.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Cost of revenue	$131	$85
Research and development expenses	1,700	1,258
Sales and marketing expenses	452	299
General and administrative expenses	841	(484)
Total share-based compensation	$3,124	$1,158

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Amortization of intangible assets

Amortization expense of $2.6 million and $0.7 million for acquired developed technology for the three months ended May 1, 2010 and May 2, 2009, respectively, is classified as cost of sales.  Amortization expense of zero and $20,000 for acquired noncompete agreements for the three months ended May 1, 2010 and May 2, 2009, respectively, is classified as research and development expense.  This is due to an acquired noncompete agreement becoming fully amortized in the first quarter of fiscal 2010.  Amortization expense of $2.0 million and $0.1 million for customer relationships and acquired trademarks for the three months ended May 1, 2010 and May 2, 2009, respectively, is classified as sales and marketing expense.  At May 1, 2010, the unamortized balance from purchased intangible assets was $121.0 million which will be amortized to future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets, subject to amortization, were as follows as of May 1, 2010 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$11,002	$61,508	6.5
Trademarks	2,677	583	2,094	5.3
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	3,743	46,680	6.7
	$127,010	$16,728	$110,282	6.6
In-process research and development	10,700	—	10,700
	$137,710	16,728	120,982

We acquired IPR&D valued at $10.7 million in connection with our acquisition of CopperGate.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition.  The IPR&D project represents our next generation HomePNA product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service, or QoS.  Upon completion of development, the acquired IPR&D will be amortized over its useful life.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended
	May 1, 2010	% change	May 2, 2009
Interest and other income, net	$724	(7%)	$778

Our other income and expense primarily consisted of interest income from marketable securities, income from refundable research and development credits, gain or loss on foreign exchange transactions, gain or loss on sales of marketable securities and interest expense.  The decrease of $55,000, or 7%, in the three months ended May 1, 2010 compared to the three months ended May 2, 2009 was due primarily to a decrease in interest rates earned on our marketable securities portfolio and the reduction of investible funds due to the cash used in the purchase of CopperGate.  Our foreign exchange exposure, primarily in the Canadian dollar, Danish krone, Israeli shekel and Euro, has increased compared to the corresponding period in the prior fiscal year as a result of our further expansion into international locations and volatility of the U.S. dollar in relation to those currencies.

Provision for income taxes

We recorded a provision for income taxes of $0.7 million for the three months ended May 1, 2010.  For the three months ended May 2, 2009, we recorded a provision for income taxes of $4.6 million, which included a $3.6 million valuation allowance recorded against California deferred tax assets.

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

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	May 1, 2010	January 30, 2010

Cash and cash equivalents	$82,782	$81,947
Short-term marketable securities	51,926	51,176
	$134,708	$133,123

As of May 1, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $134.7 million, which represents an increase of $1.6 million from $133.1 million at January 30, 2010.  The increase in cash and cash equivalents and short-term marketable securities was primarily the result of $14.3 million of cash generated from our operating activities, $3.1 million of redemptions of ARS and $1.1 million in net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan.  These inflows of cash, cash equivalents and short-term marketable securities were partially offset by $9.6 million of net purchases of marketable securities and $7.2 million in purchases of software, equipment and leasehold improvements.  In October 2008, we accepted an offer of a comprehensive settlement agreement from our cash investment advisor, UBS, in which all the ARS currently held in our UBS portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning June 30, 2010.  As a result of this offer, we expect to sell all of our auction rate securities to UBS after June 2010.  Accordingly, we have classified our auction rate securities as short-term marketable securities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net cash provided by (used in):
Operating activities	$14,331	$30,187
Investing activities	(14,440)	2,879
Financing activities	1,104	495
Effect of foreign exchange rate changes on cash and cash equivalents	(160)	256
Net increase in cash and cash equivalents	$835	$33,817

Cash flows from operating activities

Net cash provided by operating activities of $14.3 million for the three months ended May 1, 2010 was primarily due to net income of $1.1 million, non-cash expenses of $9.7 million, a $2.5 million increase in accounts payable, a $1.7 million decrease in accounts receivable, a $0.5 million increase in other long-term liabilities and a $0.3 million decrease in inventories.  These amounts were partially offset by a $0.8 million decrease in accrued liabilities and a $0.7 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income in the three months ended May 1, 2010 consisted primarily of $6.7 million in depreciation and amortization and $3.1 million in share-based compensation expense.

The decrease in accounts receivable was primarily the result of a decrease in revenue.  The decrease in inventories was the result of reductions in the level of our wafers and other purchased materials during the first quarter of fiscal 2011 which resulted in an increase in our annualized rate of inventory turns to 11.0 for the fiscal quarter ended May 1, 2010 compared to 7.8 for the fiscal quarter ended January 30, 2010.  The increase in accounts payable was primarily due to the timing of payments for inventories.

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

The decrease in accounts receivable was primarily the result of timing of product shipments during the first quarter of fiscal 2009.  The decrease in inventories was the result of a reduction of our die bank as well as increased demand.  Our annualized rate of inventory turns increased to 3.3 for the quarter ended May 2, 2009 compared to 2.6 for the quarter ended January 31, 2009.  The increases in accounts payable, accrued liabilities and other long-term liabilities were primarily due to the timing of payments for inventories, commissions, rebates, tax liabilities, software licenses and the final payment to settle the employment tax audit related to our historical stock option grant practices.  The decrease in prepaid expenses and other assets was primarily due to the receipt of a research and development credit refund and timing of certain payments.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $14.4 million for the three months ended May 1, 2010 which was primarily due to purchases of software, equipment and leasehold improvements of $7.2 million and net purchases of marketable securities of $7.2 million.

Net cash provided by investing activities was $2.9 million for the three months ended May 2, 2009 which was primarily due to net sales or maturity of marketable securities of $4.8 million, offset by purchases of software, equipment and leasehold improvements of $1.4 million and a private equity investment for $0.5 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.1 million in the three months ended May 1, 2010 which was due to proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $0.5 million in the three months ended May 2, 2009, which was due to $0.3 million of proceeds from the exercise of employee stock options and $0.2 million of excess tax benefit from share-based compensation.

While we generated cash from operations in fiscal 2010, 2009 and 2008 and in the first three months of fiscal 2011, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.

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

At May 1, 2010, we held nine ARS, with an adjusted cost and par value of $37.7 million, which are all classified as short-term marketable securities.  Auction rate securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.”  Historically, the fair value of our ARS had been determined by the frequent auction periods, generally every 28 days, which provided liquidity at par value for these investments.  However, subsequent to February 2008, all auctions involving such securities held by us have failed.  The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will continue to be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop.  We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop for these securities.  In October 2008, our cash investment advisor, UBS, acknowledged our acceptance of its proposal of a comprehensive settlement agreement, in which all the ARS currently in our portfolio could be redeemed at par value.  The offer to redeem will be at our option during a two year period beginning June 30, 2010.  The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time.  Additionally, the proposed solution by UBS to the lack of liquidity of our ARS included a commitment effective October 2008 through June 2010 to loan an amount up to 75% of the par value of the ARS.  The interest charged on such loan would be equal to the proportional amount of interest being paid by the issuers of the ARS borrowed against.  At May 1, 2010, UBS provided an estimated value for the nine ARS of approximately $32.9 million, which reflects an unrealized loss of $4.8 million from our adjusted cost.  We have not adopted UBS’ estimated value of our ARS for the reasons described below.

We have reviewed the prospectuses for each of the nine ARS in our investment portfolio as of May 1, 2010 and determined that the unprecedented disruption in the auction process and resulting pattern of interest payments was in accordance with their established rules of operation under these circumstances.  The default mechanism called for in the operating rules of these instruments is designed to adjust their interest payments to a limit based on the income generated by their underlying student loans.  The most significant consequences of this mechanism are the preservation of their AAA credit rating while adjusting to a continuing stream of interest payments to the security holders at a rate correlating to contemporary credit market rates.

As a result of this review, we reached the conclusion that the securities do have a strong underlying principle value and that any potential adjustment in their carrying value would be based upon our ability to endure their lack of liquidity, the degree of certainty of continuing interest payments and the rate of return on these securities.  Given that we expect considerable liquidity from our other assets, foresee continuing positive cash flow and have accepted our investment advisor’s offer to purchase all of our ARS at par value beginning June 30, 2010, we do not consider the remaining possible liquidity risk and UBS default risk to be significant enough to justify a reduction in their carrying value.  The remaining valuation factor that we considered was the rate of return evidenced by the interest received.  We used a discounted cash flow calculation that reached a valuation that was similar to other of our recent investments with comparably high credit ratings.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of May 1, 2010 (in thousands):

	Payments Due by Period
	Remainder of Fiscal	Fiscal	Fiscal	Fiscal 2016
Contractual Obligations	2011	2012 - 2013	2014 - 2015	and Thereafter	Total
Operating leases	$2,334	$4,009	$1,489	$2,108	$9,940
Non-cancelable purchase orders	40,242	—	—	—	40,242
	$42,576	$4,009	$1,489	$2,108	$50,182

Recent accounting pronouncements:

See Note 1, “Recent Accounting Pronouncements,” of the Notes to unaudited condensed consolidated financial statements of this Form 10-Q.

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

Interest rate sensitivity:  At May 1, 2010 and January 30, 2010, we held approximately $154.4 million and $146.4 million, respectively, of cash, cash equivalents and short term and long term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our foreign locations in Canada, Denmark, France, Japan and Taiwan where the Canadian dollar, Danish krone, Euro, Japanese Yen and Taiwan dollar are the primary financial currencies, respectively.  Additionally, a significant portion of our Israeli subsidiary payroll related expenses, consisting principally of salaries and related personnel expenses are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  We engage in hedging activity to mitigate the risk that to the extent the U.S. dollar weakens against the Israeli shekel, our Israel subsidiary would experience a negative impact on its results of operations.

As of May 1, 2010, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, for our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of May 1, 2010, we had foreign exchange forward and option contracts with notional amounts of $5.5 million and $0.6 million, respectively, in place to hedge certain forecasted Israeli shekels denominated operating expenses, primarily payroll related expenses of our Israel operation.  These contracts are designated as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  We will remain exposed to the currency risk of our cash flow exposures.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar and Taiwan dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at May 1, 2010, the fair value of these foreign currency amounts would decline by $0.2 million.

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

As of May 1, 2010, the end of the period covered by this quarterly report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 1, 2010.

During the first quarter ended May 1, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

ITEM 1A.  RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to the other information set forth in this Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For the three months ended May 1, 2010, Motorola and Gemtek accounted for 25% and 19%, respectively, of our net revenue.  For the three months ended May 2, 2009, Motorola and Cowin Worldwide Corporation accounted for 19% and 18%, respectively, of our net revenue.

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

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For the three months ended May 1, 2010, sales of our SoCs represented 99% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of May 1, 2010, we held 85 patents and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010 and net income of $1.1 million in the first quarter of fiscal 2011.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in first quarter of fiscal 2011, we may not continue to be profitable.  For example, our net income decreased from $2.7 million in the first quarter of fiscal 2010 to $1.1 million in the first quarter of fiscal 2011.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the first quarter of fiscal 2011, we derived 96% of our revenue from customers outside of North America.  We also have significant international operations, including a significant operation in Singapore, research and development facilities in France, Canada, Denmark and Japan, and a sales and distribution facility in Hong Kong.  In November 2009, we completed the acquisition of CopperGate Communications Ltd., and as a result, added substantial operations in Israel.  Our substantial operations in Israel and the Middle East expose us to increased risks, including a disruption to our business as a result of political, economic and military instability.

As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirement, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective.  See “Foreign currency exchange rate sensitivity” under Part I Item 3“Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-Q.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

Included in our marketable securities portfolio at May 1, 2010 were nine ARS that we purchased for their par value, $43.0 million, and during the three months ended May 1, 2010 and fiscal 2010, the issuers of these ARS redeemed limited portions at par value in the amount of $3.1 million and $2.2 million, respectively, from us.  As a result, as of May 1, 2010, we held nine ARS with an adjusted cost and par value of $37.7 million.  Subsequent to February 2008, all auctions involving the ARS in our investment portfolio have failed due to insufficient bids from buyers.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline and we may incur impairment charges in connection with these securities which would negatively affect our reported earnings, cash flow and financial condition.  Although our cash management advisor, UBS, has indicated that, absent other solutions to the limited market for our ARS, it will redeem all these securities at par value upon our request after June 30, 2010, there is a risk that their intention may not be achieved for reasons outside our control.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  In November 2009, we used approximately $116.0 million in cash (which includes approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate.  The amount of cash we used for these repurchases and the acquisition of CopperGate could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

      The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved enterprise” status to certain product development programs at our facility in Tel Aviv.  Our taxable income from these approved enterprise programs is exempt from tax for a period of two years and will be subject to a reduced tax for an additional eight years thereafter, depending on the percentage of our share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved program and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, or fail to get approval in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	write-downs of accounts receivable;

•	inventory obsolescence;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $13.00 on March 4, 2010 to a low of $10.40 on February 10, 2010 during the three months ended May 1, 2010.  During fiscal 2010, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Reserved and Removed)

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
Date: June 9, 2010
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