Form 10-Q
period 2010-07-31
SIGMA DESIGNS INC
filed 2010-09-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
or

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

As of September 1, 2010, the Company had 31,310,909 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$95,964	$81,947
Short-term marketable securities	33,176	51,176
Restricted cash	1,583	1,500
Accounts receivable, net	38,805	36,127
Inventories	22,219	18,187
Deferred tax assets	2,247	2,235
Prepaid expenses and other current assets	6,857	8,925
Total current assets	200,851	200,097

Long-term marketable securities	33,151	13,257
Software, equipment and leasehold improvements, net	27,935	23,810
Goodwill	44,910	44,910
Intangible assets, net	116,401	125,568
Deferred tax assets, net of current portion	11,587	11,575
Long-term investments	2,150	4,000
Other non-current assets	640	680
Total assets	$437,625	$423,897

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,227	$10,943
Accrued liabilities	21,455	23,164
Total current liabilities	37,682	34,107

Other long-term liabilities	12,825	12,528
Long-term deferred tax liabilities	8,440	8,440
Total liabilities	58,947	55,075

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	429,862	421,109
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	682	1,189
Retained earnings	34,075	32,465
Total shareholders' equity	378,678	368,822

Total liabilities and shareholders' equity	$437,625	$423,897

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net revenue	$73,326	$51,283	$138,505	$102,526
Cost of revenue	38,343	28,033	71,371	54,889
Gross profit	34,983	23,250	67,134	47,637

Operating expenses:
Research and development	17,823	11,717	36,581	23,234
Sales and marketing	7,344	3,482	14,666	6,693
General and administrative	4,317	3,622	9,252	6,753
Total operating expenses	29,484	18,821	60,499	36,680
Income from operations	5,499	4,429	6,635	10,957

Interest and other income, net	454	268	1,178	1,046
Impairment of investment	(5,203)	—	(5,203)	—
Income before income taxes	750	4,697	2,610	12,003
Provision for (benefit from) income taxes	254	(103)	1,000	4,460
Net income	$496	$4,800	$1,610	$7,543

Net income per share:
Basic	$0.02	$0.18	$0.05	$0.28
Diluted	$0.02	$0.18	$0.05	$0.28

Shares used in computing net income per share:
Basic	31,180	26,671	31,087	26,631
Diluted	31,598	27,396	31,592	27,295

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$1,610	$7,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,475	4,511
Share-based compensation	6,196	3,341
Impairment of investment	5,203	—
Provision for excess and obsolete inventory	214	51
Provision for sales returns and discounts	37	186
Deferred income taxes	(67)	3,648
Software write off	336	—
Loss on disposal of equipment	54	—
Tax benefit from employee stock option plan	—	179
Excess tax benefit from share-based compensation	—	(179)
Accretion of contributed leasehold improvements	(88)	(85)
Goodwill adjustment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(2,717)	5,452
Inventories	(4,246)	14,340
Prepaid expenses and other current assets	(1,247)	546
Other non-current assets	39	(28)
Accounts payable	5,275	3,273
Accrued liabilities	(1,758)	(2,108)
Other long-term liabilities	385	(879)
Net cash provided by operating activities	22,701	39,806

Cash flows from investing activities:
Restricted cash	(83)	—
Purchases of marketable securities	(59,657)	(42,224)
Sales and maturities of marketable securities	57,971	42,953
Purchases of software, equipment and leasehold improvements	(8,792)	(1,984)
Purchases of long-term investments	(150)	(524)
Purchase of convertible note receivable	—	(3,000)
Net cash used in investing activities	(10,711)	(4,779)

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	2,557	1,542
Excess tax benefit from share-based compensation	—	179
Net cash provided by financing activities	2,557	1,721

Effect of foreign exchange rate changes on cash and cash equivalents	(530)	455
Increase in cash and cash equivalents	14,017	37,203

Cash and cash equivalents at beginning of period	81,947	90,845
Cash and cash equivalents at end of period	$95,964	$128,048

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$75
Cash paid for income taxes	$899	$531

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our” and “us”) specializes in integrated system-on-chip, or SoC solutions for the internet protocol television, or IPTV media processor, connected home technologies, connected media player, prosumer and industrial audio/video, and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The unaudited condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and present the information fairly.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 30, 2010 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at July 31, 2010 and January 30, 2010, the consolidated results of our operations for the three months and six months ended July 31, 2010 and August 1, 2009, and the consolidated cash flows for the six months ended July 31, 2010 and August 1, 2009.  The results of operations for the three months and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2011 ended on July 31, 2010.  The second quarter of fiscal 2010 ended on August 1, 2009.

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

Income taxes:  Income taxes are accounted for under an asset and liability approach in accordance with Accounting Standard Codification, or ASC 740, Income Taxes (formerly Statement of Financial Accounting Standards, or SFAS 109, Accounting for Income Taxes).  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under ASC 740, Income Taxes (formerly FASB Interpretation No. 48, or FIN48, Accounting for Uncertainty in Income Tax), the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For the three months ended July 31, 2010, there was an increase of $0.4 million in unrecognized tax benefits.  For the six months ended July 31, 2010, we recorded an increase of $1.0 million in unrecognized tax benefits.

In connection with the impairment of a convertible note and preferred stock investment that we made in a privately held company, we recorded a $1.8 million tax benefit during the three months ended July 31, 2010.

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

2.           Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	July 31, 2010			January 30, 2010
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Money market funds	$32,842	$—	$32,842	$32,911	$—	$32,911
Auction rate securities	—	—	—	40,750	—	40,750
Corporate bonds	60,791	178	60,969	17,143	195	17,338
US agency discount notes	5,020	5	5,025	4,500	5	4,505
Municipal bonds and notes	329	4	333	1,834	6	1,840
Total cash equivalents and marketable securities	$98,982	$187	$99,169	$97,138	$206	$97,344

Cash on hand held in the United States			44,002			15,444
Cash on hand held overseas			19,120			33,592
Total cash on hand			63,122			49,036
Total cash, cash equivalents and marketable securities			$162,291			$146,380

Reported as:
Cash and cash equivalents			$95,964			$81,947
Short-term marketable securities			33,176			51,176
Long-term marketable securities			33,151			13,257
			$162,291			$146,380

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity are as follows (in thousands):

	July 31, 2010		January 30, 2010
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$65,917	$66,018	$83,967	$84,087
Due in greater than 1 year	33,065	33,151	13,171	13,257
Total	$98,982	$99,169	$97,138	$97,344

Our marketable securities include primarily corporate bonds and US agency discount notes.  We classify our marketable securities as available-for-sale and report them at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of the marketable securities is judged to be other-than-temporary.

We previously held auction rate securities, or ARS.  ARS are bought and sold in the market place through a bidding process sometimes referred to as a “Dutch auction.”  Subsequent to February 2008, all auctions involving the ARS that we held failed.  In October 2008, we accepted an offer of a comprehensive settlement agreement from our cash investment advisor, UBS, in which all the ARS that we held could be redeemed at par value.  During the second quarter of fiscal 2011, all of the ARS that we held were redeemed at par value.

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

Fair value hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

·	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

·
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

·
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Determination of Fair Value

Our cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with high credit ratings and an ongoing trading market.

Our foreign currency derivative instruments are classified as Level 2 because they are valued using quoted prices and other observable data of similar instruments in active markets.

Our convertible note receivable was classified within Level 3.  In August 2009, we purchased a convertible note receivable from a privately-held venture capital funded technology company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  At July 31, 2010, we fully impaired the convertible note receivable due to our expected inability to recover any value from it.

We also classified the ARS that we previously held within Level 3.  As of May 1, 2010, the fair value of the ARS was $37.7 million.  During the second quarter of fiscal 2011, all of the ARS that we held were redeemed at par value.

In connection with our acquisition of CopperGate in November 2009, we agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees if certain milestones are achieved over a specified period.  We estimated the fair value of this contingent consideration based on the probability that certain milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  This fair value measurement is based on significant inputs not observed in the market.

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and January 30, 2010 (in thousands):

	As of July 31, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$32,842	$32,842	$—	$—
Corporate bonds	60,969	60,969	—	—
US agency discount notes	5,025	5,025	—	—
Municipal bonds and notes	333	333	—	—
Total cash equivalent and marketable securities	99,169	99,169	—	—
Restricted cash	1,583	1,583	—	—
Derivative instruments	49	—	49	—
Total assets measured at fair value	$100,801	$100,752	$49	$—

Accrued contingent payment for CopperGate acquisition	$3,238	—	—	$3,238

	As of January 30, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$32,911	$32,911	$—	$—
Auction rate securities	40,750	—	—	40,750
Corporate bonds	17,338	17,338	—	—
US agency discount notes	4,505	4,505	—	—
Municipal bonds and notes	1,840	1,840	—	—
Total cash equivalent and marketable securities	97,344	56,594	—	40,750
Restricted cash	1,500	1,500	—	—
Convertible note receivable	3,135	—	—	3,135
Derivative instruments	156	—	156	—
Total assets measured at fair value	$102,135	$58,094	$156	$43,885

Accrued contingent payment for CopperGate acquisition	$3,249	—	—	$3,249

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 31, 2010	$43,885
Total realized gains or losses included in net income	68
Purchases, sales and settlements, net	(3,100)
Ending balance at May 1, 2010	$40,853
Total realized gains or losses included in net income	(3,203)
Purchases, sales and settlements, net	(37,650)
Ending balance at July 31, 2010	$—

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability (in thousands):

Contingent Liability
Beginning balance at January 31, 2010	$3,249
Payment made	(11)
Ending balance at May 1, 2010	$3,238
Payment made	—
Ending balance at July 31, 2010	$3,238

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.  During our second quarter of fiscal 2011, the issuer of the $2.0 million of preferred stock that we purchased in fiscal 2009 determined that additional funding would be required to continue operations.  We also held a convertible promissory note in this issuer with outstanding principal and accrued interest of $3.2 million as of July 31, 2010.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investment.  Based on the available information, we determined that the value of our investment in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $2.0 million to fully write down the carrying value of the preferred stock investment.  This investment was classified within Level 3.

4.	Derivative financial instruments

Effective November 10, 2009, we adopted ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities).  Foreign exchange contracts are recognized either as assets or liabilities on the balance sheet at fair value at the end of each reporting period.

Cash flow hedges

We currently use and expect to continue to use foreign currency derivatives such as forward and option contracts as hedges against anticipated transactions denominated in foreign currencies.  We enter into these contracts to protect ourselves against the risk that the eventual net cash flows will be adversely affected by changes in foreign exchange rates.  We account for our foreign exchange contracts as cash flow hedges under ASC 815.

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

As of July 31, 2010, we had foreign exchange contracts to sell up to approximately $8.0 million for a total amount of approximately 30.5 million New Israeli Shekel, or NIS, that would mature on or before May 31, 2011.  In the three and six months ended July 31, 2010, we recognized profit of $1,000 and $81,000, respectively, as a result of derivative instruments.  As of January 30, 2010, we had foreign exchange contracts to sell up to approximately $4.5 million for a total amount of approximately NIS 17.0 million, that would mature on or before January 29, 2011.  In fiscal 2010, we recognized profit of $41,000 as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of July 31, 2010 and January 30, 2010 (in thousands):

	Balance Sheet Location	Fair Value of Financial Instruments As Of
Derivative Asset		July 31, 2010	January 30, 2010
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$49	$156

            The effects of derivative instruments designated as cash flow hedges on income and accumulated other comprehensive income for the periods indicated are summarized below (in thousands):

	Losses recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Losses recognized in earnings on derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges:
Three months ended July 31, 2010
Foreign exchange contracts	$69	$5	Operating expenses and cost of revenue	$4	Interest and other income, net

Six months ended July 31, 2010
Foreign exchange contracts	$48	$85	Operating expenses and cost of revenue	$4	Interest and other income, net

5.	Restricted cash

As of July 31, 2010, we had $1.6 million of restricted cash related to a deposit pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, we purchased additional shares of preferred stock in one of these issuers at a cost of $1.0 million and $0.2 million, respectively.  Additionally, in August 2009, we purchased a convertible note from the other issuer with a face value equal to the cost of $3.0 million which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  As of July 31, 2010, we have invested an aggregate of $5.0 million in one issuer and $2.2 million in the other issuer for a total investment of $7.2 million in these two companies.  Three of our four directors hold equity interests in the issuer in which we invested an aggregate of $5.0 million and one of these directors is also a director of the issuer.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in the issuer.  Our board of directors appointed our director who has no interest in the issuer to evaluate each investment in this issuer and to recommend appropriate action to the board of directors.  All investment transactions with this issuer were approved and recommended by this independent director and made as the result of a negotiation process.

During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible note and $2.0 million of preferred stock which we purchased during fiscal 2009, determined that additional funding would be required to continue operations.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of this issuer’s assets at a price that would not allow us to collect any amount on our investments in this issuer.  Based on the available information, we determined that the value of our investment in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.

At July 31, 2010 and January 30, 2010, the convertible note was valued at zero and $3.1 million, respectively, equaling its cost plus accrued interest, net of reserve for impairment and all our equity investments were valued at $2.2 million and $4.0 million, respectively, representing their cost, net of reserve for impairment.

7.	Inventories

Inventories consist of the following (in thousands):

	July 31, 2010	January 30, 2010
Wafers and other purchased materials	$9,108	$8,045
Work-in-process	4,017	2,720
Finished goods	9,094	7,422
Total	$22,219	$18,187

8.	Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of July 31, 2010 and January 30, 2010 (in thousands, except for years):

	As of July 31, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$13,588	$58,922	6.2
Trademarks	2,677	777	1,900	5.2
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	5,544	44,879	6.5
	127,010	21,309	105,701	6.3
In-process research and development	10,700	—	10,700
	$137,710	$21,309	$116,401

	As of January 30, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$8,411	$64,099	6.7
Trademarks	2,677	389	2,288	5.3
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	1,942	48,481	7.0
	127,010	12,142	114,868	6.8
In-process research and development	10,700	—	10,700
	$137,710	$12,142	$125,568

We acquired in-process research and development, or IPR&D, valued at $10.7 million in connection with our acquisition of CopperGate in November 2009.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition.  The IPR&D project represents our next generation HomePNA product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service.  Upon completion of development, the acquired IPR&D will be amortized over its useful life.

Amortization expense related to acquired intangible assets was $4.6 million and $9.2 million for the three and six months ended July 31, 2010, respectively, and $0.8 million and $1.6 million for the three and six months ended August 1, 2009, respectively.  As of July 31, 2010, we expect the amortization expense in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2011	$5,173	$3,602	$389	$9,164
2012	10,346	7,203	639	18,188
2013	10,346	7,203	178	17,727
2014	9,621	7,203	119	16,943
2015	8,257	7,203	118	15,578
Thereafter	15,179	12,465	457	28,101
	$58,922	$44,879	$1,900	$105,701

9.	Product warranty

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

Details of the change in accrued warranty as of July 31, 2010 and August 1, 2009 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
July 31, 2010	$1,150	$255	$(161)	$1,244
August 1, 2009	1,300	91	(141)	1,250

Six Months Ended
July 31, 2010	1,100	454	(310)	1,244
August 1, 2009	1,330	242	(322)	1,250

10.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore and Taiwan, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2011	$1,525
2012	2,377
2013	1,661
2014	739
2015	732
Thereafter	2,065
Total minimum lease payments	$9,099

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of July 31, 2010, the total amount of outstanding non-cancelable purchase orders was approximately $36.4 million.

Indemnifications

In certain limited circumstances, we have agreed and may agree in the future to indemnify certain customers against patent infringement claims from third parties related to our intellectual property.  In these limited circumstances, the terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with ASC 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies).  To date, we have not incurred or accrued any significant costs related to any claims under such indemnification provisions.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and six months ended July 31, 2010, we recorded royalty expense of $0.8 million and $1.6 million, respectively, and $0.6 million and $1.2 million for the three and six months ended August 1, 2009, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, CopperGate participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conduct in Israel.  Through July 31, 2010, CopperGate had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects that we conduct in Israel.  We are obligated to pay royalties to the OCS, amounting to 3.5% to 4.5% of the sales of certain products up to an amount equal to 120% of the grants received.  As of July 31, 2010, we have accrued the remaining obligation of $0.3 million under these programs.

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

11.	Comprehensive income

Components of our comprehensive income for the three and six months ended July 31, 2010 and August 1, 2009 are as follows (in thousands):
	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income	$496	$4,800	$1,610	$7,543
Unrealized gains on marketable securities and derivative financial instruments	275	121	208	144
Currency translation adjustment	(373)	1,000	(715)	791
Comprehensive income	$398	$5,921	$1,103	$8,478

12.	Net income per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including shares subject to repurchase as well as dilutive options.

The following table sets forth the basic and diluted net income per share computed for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Numerator:
Net income, as reported	$496	$4,800	$1,610	$7,543
Denominator:
Weighted average common shares outstanding - basic	31,180	26,671	31,087	26,631
Effect of dilutive securities:
Stock options	418	725	505	664
Shares used in computation - diluted	31,598	27,396	31,592	27,295
Net income per share:
Basic	$0.02	$0.18	$0.05	$0.28
Diluted	$0.02	$0.18	$0.05	$0.28

A summary of the excluded potentially dilutive securities for the three and six months ended July 31, 2010 and August 1, 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock options excluded because exercise price is in excess of average stock price	5,276	2,601	4,979	2,811

13.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of July 31, 2010, we have three stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”) and the 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, other stock-related awards and performance awards that may be settled in cash, stock or other property.  In July 2009, 2,900,000 shares of common stock were reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock subject to stock awards outstanding under the 2001 Plan but terminated prior to exercise and would otherwise be returned to the share reserves under our 2001 Plan may become available for issuance under the 2009 Incentive Plan.

As of July 31, 2010, 1,195,785 shares were available for future grants under the 2009 Incentive Plan.  Additionally, up to 880,813 shares of common stock subject to stock awards outstanding under the 2001 Plan could become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic
	Outstanding	Per Share	(Years)	Value
Balance, January 30, 2010	5,745,795	$11.96	7.35	$9,100,620
Granted	783,700	11.13
Cancelled	(54,658)	15.07
Exercised	(233,665)	4.73
Balance, May 1, 2010	6,241,172	$12.10	7.48	$10,944,344
Granted	171,600	11.10
Cancelled	(140,692)	12.07
Exercised	(52,999)	1.69
Balance, July 31, 2010	6,219,081	$12.16	7.35	$5,390,081

Ending Vested and Expected to Vest	5,916,262	$12.18	7.28	$5,302,391
Ending Exercisable	2,497,521	$12.39	5.58	$3,962,138

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $10.24 as of July 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.5 million and $0.5 million for the three months ended July 31, 2010 and August 1, 2009, respectively, determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $2.1 million and $0.7 million for the six months ended July 31, 2010 and August 1, 2009, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the six months ended July 31, 2010 and August 1, 2009 was $4.1 million and $4.8 million, respectively.

The options outstanding and currently exercisable at July 31, 2010 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at July 31, 2010	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at July 31, 2010	Weighted Average Exercise Price Per Share
$0.92	$7.65	622,774	4.00	$3.05	469,871	$3.29
7.67	10.14	607,005	6.06	8.74	368,574	8.35
10.59	10.59	664,000	9.48	10.59	—	—
10.87	10.87	763,783	8.18	10.87	259,600	10.87
11.06	11.06	529,598	6.01	11.06	404,542	11.06
11.07	11.07	695,400	9.53	11.07	860	11.07
11.09	11.74	688,872	7.12	11.33	384,639	11.34
11.99	15.25	916,012	7.58	13.75	148,637	12.61
15.32	41.58	678,637	7.34	24.59	432,534	26.56
45.83	45.83	53,000	7.27	45.83	28,264	45.83
$0.92	$45.83	6,219,081	7.35	$12.16	2,497,521	$12.39

As of July 31, 2010, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $35.8 million and will be recognized over an estimated weighted average amortization period of 3.68 years.  The amortization period is based on the expected remaining vesting term of the options.

Employee stock purchase plans

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of July 31, 2010, 232,677 shares under the 2001 Purchase Plan remain available for future purchase.  The 2001 Purchase Plan will expire on April 3, 2011.

In July 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).  A total of 2,500,000 shares were reserved for issuance under the 2010 Purchase Plan which will replace the 2001 Purchase Plan as of January 1, 2011.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	July 31, 2010		August 1, 2009
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	45.88%	41.67%	60.13%	62.60%
Risk-free interest rate	1.93%	0.22%	2.81%	0.33%
Expected term (in years)	5.94	0.50	5.91	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$4.83	$2.63	$8.17	$5.35

	Six Months Ended
	July 31, 2010		August 1, 2009
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	54.21%	41.67%	64.16%	62.60%
Risk-free interest rate	2.67%	0.22%	2.48%	0.33%
Expected term (in years)	5.94	0.50	5.91	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$5.88	$2.63	$7.13	$5.35

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

The following table sets forth the share-based compensation expense for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of revenue	$141	$80	$272	$165
Research and development expenses	1,682	1,197	3,382	2,455
Sales and marketing expenses	532	419	984	718
General and administrative expenses	717	487	1,558	3
Total share-based compensation	$3,072	$2,183	$6,196	$3,341

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2010.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.4 million for the three and six months ended July 31, 2010, respectively.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.1 million and $0.3 million for the three and six months ended August 1, 2009, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2010.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $20,000 and $44,000 for the three and six months ended July 31, 2010, respectively.  The matching contributions to the GRRSP totaled $20,000 and $41,000 for the three and six months ended August 1, 2009, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary.  The matching contribution to the Retirement Pension Plan totaled $24,000 and $54,000 for the three and six months ended July 31, 2010, respectively.  The matching contribution to the Retirement Pension Plan totaled $25,000 and $49,000 for the three and six months ended August 1, 2009, respectively.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Employees are entitled to one month salary for each year of employment or a portion thereof.  As of July 31, 2010, we have an accrued severance liability of $1.3 million.

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

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
China	$60,334	$42,498	$113,305	$81,886
Rest of Asia	8,602	2,397	16,534	5,843
Europe	1,334	5,088	3,191	11,746
North America	3,026	1,288	5,396	3,031
Other regions	30	12	79	20
Net revenue	$73,326	$51,283	$138,505	$102,526

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Motorola	23%	26%	24%	23%
Gemtek	23%	17%	21%	13%

Two international direct customers accounted for 36% and 34% of total accounts receivable at July 31, 2010.  Three international direct customers accounted for 24%, 24% and 11% of total accounts receivable at January 30, 2010.

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

 Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC solutions that are used to deliver multimedia entertainment throughout the home.  We currently offer four separate product lines: media processors, home networking products, video image processors and home automation products.  Each of these product lines contributes to our fully integrated SoC offerings.  We sell our products into four primary markets which are the internet protocol television, or IPTV media processor market, the connected home technologies market, the connected media player market and the prosumer and industrial audio/video market.  We also sell our products, to a lesser extent, into several other markets, such as the high definition television, or HDTV and PC-based add-in markets, which we refer to collectively as our other market.

IPTV Media Processors

The IPTV set-top box market consists of consumer and commercial products that receive and distribute streaming video using IP.  We serve this market with our media processor product line.  We believe we are the leading provider of digital media processor SoCs as well as home network chipsets for set-top boxes in the IPTV media processor market in terms of units shipped.  Our products are used by leading IPTV set-top box providers, such as Cisco Systems/Scientific-Atlanta, Motorola, Netgem and UTStarcom.  IPTV set-top boxes incorporating our chipsets are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Deutsche Telekom and Freebox.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft, to design solutions that address the carriers' specific requirements regarding features and performance.

Connected Home Technologies

The connected home technologies market consists of modems that connect devices inside the home and stream IP-based video, voice over IP, or VoIP, or data through wired or wireless connectivity.  We serve the connected home technologies market with our home networking and home automation product lines, which primarily consist of our CopperGate, Z-Wave and Ultra-wideband, or UWB, products.  Our CopperGate home networking products are used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters.  Our CopperGate home networking products are used by leading IPTV set-top box and residential gateway providers, such as 2Wire, Cisco Systems/Scientific-Atlanta and Motorola.  These solutions are deployed by telecommunications carriers globally but primarily in North America, such as AT&T, Telus and Bell Aliant.  Our Z-Wave home automation products are used in a wide variety of home control products such as thermostats, light switches and door locks.  Our Z-Wave home automation products are used by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane) and Leviton.  Our UWB products target high definition audio/video, or HDAV, speaker and home networking solutions over coax and wireless.  To date, we have not generated significant revenue from our UWB products.

Connected Media Players

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  We serve this market with our media processor product line.  Our media processor SoCs are used by consumer electronics providers, such as Netgear, Sharp, Sony and Western Digital in applications such as DMAs, Blu-ray DVD players, HDTVs and other connected media player devices.

Prosumer and Industrial Audio/Video

The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, digital projectors and medical video monitors.  We target this market with our VXP video image processor product line.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Polycom, Sony, Harris and Panasonic.

SoC Solutions

Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  We sell our SoC solutions into each of our primary target markets.  For each of the six months ended July 31, 2010 and August 1, 2009, we derived 99% of our net revenue from our SoC solutions.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.

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

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue
Net revenue	$73,326	100%	$51,283	100%	$138,505	100%	$102,526	100%
Cost of revenue	38,343	52%	28,033	55%	71,371	52%	54,889	54%
Gross profit	34,983	48%	23,250	45%	67,134	48%	47,637	46%
Operating expenses:
Research and development	17,823	24%	11,717	23%	36,581	26%	23,234	23%
Sales and marketing	7,344	10%	3,482	7%	14,666	10%	6,693	7%
General and administrative	4,317	6%	3,622	7%	9,252	7%	6,753	7%
Total operating expenses	29,484	40%	18,821	37%	60,499	43%	36,680	37%
Income from operations	5,499	8%	4,429	8%	6,635	5%	10,957	9%
Interest income and other income, net	454	*	268	1%	1,178	1%	1,046	1%
Impairment of investment	(5,203)	7%	—	—	(5,203)	4%	—	—
Income before income taxes	750	1%	4,697	9%	2,610	2%	12,003	10%
Provision for (benefit from) income taxes	254	*	(103)	*	1,000	1%	4,460	4%
Net income	$496	1%	$4,800	9%	$1,610	1%	$7,543	6%

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended July 31, 2010 increased $22.0 million, or 43%, compared to the corresponding period in the prior fiscal year.  The increase was due primarily to a 123% increase in units shipped partially offset by a 36% decrease in average selling price, or ASP.  Our net revenue for the six months ended July 31, 2010 increased approximately $36.0 million, or 35%, compared to the corresponding period in the prior fiscal year.  This increase was primarily due to a 114% increase in units shipped partially offset by a 37% decrease in ASP across all product lines.  Both the increase in units shipped and the decline in ASP for the three and six months ended July 31, 2010 were primarily the result of shipments of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and which have lower ASP than our media processor and VXP products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV media processor market, the connected home technologies market, the connected media players market and the prosumer and industrial audio/video market.  We also sell our products, to a lesser extent, into several other markets, such as the HDTV and PC-based add-in markets, which we refer to collectively as our other market.  Net revenue from sales into the connected home technologies market has increased in absolute dollars and as a percentage of total net revenue as we began to sell new products acquired in connection with the acquisition of CopperGate in the fourth quarter of fiscal 2010 into this target market.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue
IPTV media processor	$39,098	53%	$43,119	84%	$70,150	51%	$77,535	76%
Connected home technologies	21,654	30%	976	2%	42,631	31%	1,648	2%
Connected media players	10,153	14%	5,546	11%	20,056	14%	19,585	19%
Prosumer and industrial audio/video	2,406	3%	1,618	3%	5,569	4%	3,155	3%
Other	15	*	24	*	99	*	603	*
Net revenue	$73,326	100%	$51,283	100%	$138,505	100%	$102,526	100%

*	This market provided less than 1% of our net revenue in this period.

IPTV media processor:  For the three and six months ended July 31, 2010, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV set top box market decreased $4.0 million, or 9%, and $7.4 million, or 10%, respectively, from the corresponding periods in the prior fiscal year.  These declines were attributable to a decline in both units shipped and ASP as a result of reduced demand in the IPTV media processor market that we have experienced since the beginning of the second half of fiscal 2009 due to general economic downturn and the impact of declining ASP which was primarily caused by certain customers achieving cumulative volume pricing discounts on purchases of our products.  As a result of these factors as well as the strong increase in revenue in our connected home technologies market, our revenue from the IPTV media processor market as a percentage of our total net revenue decreased by 31% and 25%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year

We expect our revenue from the IPTV media processor market to fluctuate in future periods based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected home technologies:  Prior to the second quarter of fiscal 2010, we referred to our connected home technologies target market as our wireless target market.  We believe the connected home technologies market that we currently address with our CopperGate, Z-Wave and UWB product lines more accurately describes our target market.  For the three and six months ended July 31, 2010, net revenue from sales of our products into the connected home technologies market increased $20.7 million and $41.0 million, respectively, from the corresponding periods in the prior fiscal year.  These increases were primarily the result of our acquisition of CopperGate in November 2009.  For the same reason, our percentage of net revenue from sales into the connected home technologies market increased to 30% and 31%, respectively, as a percentage of our total net revenue for the three and six months ended July 31, 2010.  We expect revenue from our connected home technologies market to fluctuate in future periods based on changes in ASP and inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers, and competitive market pressures.

Connected media players:  For the three and six months ended July 31, 2010, net revenue from sales of our products to the connected media players market increased $4.6 million, or 83%, and $0.5 million, or 2%, respectively, from the corresponding periods in the prior fiscal year.  The increases were primarily attributable to an increase in units shipped partially offset by a decrease in ASP for sales of our SoCs to customers who incorporate our SoCs into digital media adapters due primarily to the timing of our customers’ product launches and our customers’ achievement of cumulative volume pricing discounts on purchases of our products.  Our revenue from the connected media players market as a percentage of our total net revenue for the three months ended July 31, 2010 compared to the corresponding period in the prior fiscal year increased by 3% primarily as a result of the increase in units shipped partially offset by increased revenue in our connected home technologies market.  For the six months ended July 31, 2010, our revenue from the connected media players market as a percentage of our total net revenue decreased by 5% compared to the corresponding period in the prior fiscal year primarily as a result of the increase in revenue from our connected home technologies market.

Prosumer and industrial audio/video:  For the three and six months ended July 31, 2010, net revenue from sales of our products into the prosumer and industrial audio/video market increased $0.8 million, or 49%, and $2.4 million, or 77%, respectively, from the corresponding periods in the prior fiscal year.  The increases were attributable to an increase in units shipped primarily due to strengthening demand from our existing customers and our continued effort to expand into this market.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue was unchanged and increased by 1%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.

  Other:  Our other markets consist of HDTV, PC add-in boards, development kits, development contracts, services and other ancillary markets.  For the three and six months ended July 31, 2010, net revenue decreased $9,000, or 38%, and $0.5 million, or 84%, respectively, compared to the corresponding periods in the prior fiscal year.  The decreases were primarily due to lower engineering development fees for customization of our SoCs and a decline in sales of our SoCs to customers who incorporate our products into HDTVs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue
SoCs	$73,017	100%	$51,078	100%	$137,785	99%	$101,880	99%
Other	309	*	205	*	720	1%	646	1%
Net revenue	$73,326	100%	$51,283	100%	$138,505	100%	$102,526	100%

* The percentage of net revenue is less than one percent.

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV media processor, connected home technologies, connected media player and prosumer and industrial audio/video consumer electronic markets.  The increase of $21.9 million, or 43%, and $35.9 million, or 35%, respectively, in the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year was due primarily to a 123% and a 114% increase in units shipped partially offset by a 36% and a 37% decrease in ASP.  Both the decline in ASP and the increase in units shipped were primarily the result of shipments of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and which have a lower ASP than our media processor and VXP products.

Other:  We derive revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The increase in our net revenue from other products of $0.1 million, or 51%, and $0.1 million, or 11%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year was primarily due to an increase in nonrecurring engineering development and service fees.

  Net revenue by geographic region

Prior to the first quarter of fiscal 2011, we reported our net revenue by geographic region based on billing location.  We believe reporting based on ship-to location provides more relevant information about our customer base.  Our net revenue by geographic region for the comparative periods has been reclassified based on the ship-to location of our customers.  The following table sets forth our net revenue by geographic region and the percentage of total net revenue represented by each geographic region based on the ship-to location of each customer (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue
Asia	$68,936	94%	$44,895	88%	$129,839	94%	$87,729	86%
Europe	1,334	2%	5,088	10%	3,191	2%	11,746	11%
North America	3,026	4%	1,288	2%	5,396	4%	3,031	3%
Other regions	30	*	12	*	79	*	20	*
Net revenue	$73,326	100%	$51,283	100%	$138,505	100%	$102,526	100%

*	The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $24.0 million, or 54%, and $42.1 million, or 48%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Asia increased 6% and 8%, respectively, as a percentage of our total net revenue for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  The increases in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue were primarily attributable to an increase in revenue from China which is primarily due to the addition of shipments of our connected home technologies products to China as a result of our CopperGate acquisition in November 2009.

As a percentage of total net revenue by country in the Asia region, China represented 82% in the three and six months ended July 31, 2010, respectively, and 83% and 80% for the corresponding periods of the prior year.

Europe:  Our net revenue in absolute dollars from Europe decreased $3.8 million, or 74%, and $8.6 million, or 73%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Europe decreased 8% and 9%, respectively, as a percentage of our total net revenue for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  The decreases in our net revenue from Europe in both absolute dollars and as a percentage of our total net revenue were primarily attributable to certain European customers moving their production to Asia.

No individual country in Europe accounted for 10% or more of our net revenue in the three and six months ended July 31, 2010 and August 1, 2009.

North America:  Our net revenue in absolute dollars from North America increased $1.7 million, or 135%, and $2.4 million, or 78%, respectively, for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  Our net revenue from North America increased 2% and 1%, respectively, as a percentage of our net revenue for the three and six months ended July 31, 2010 compared to the corresponding periods in the prior fiscal year.  The increases in our net revenue from North America in both absolute dollars and as a percentage of our net revenue were primarily attributable to increased demand in North America for our SoC solutions for the IPTV media processor and connected home technologies markets.

For each of the three and six months ended July 31, 2010, our net revenue generated outside North America was 96% of our net revenue, respectively, compared to 98% and 97%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Motorola	23%	26%	24%	23%
Gemtek	23%	17%	21%	13%

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 31, 2010	% change	August 1, 2009	July 31, 2010	% change	August 1, 2009
Gross profit	$34,983	50%	$23,250	$67,134	41%	$47,637
Gross margin	47.7%		45.3%	48.5%		46.5%

Our gross profit increased $11.7 million and $19.5 million, respectively, and gross margin increased 2.4 percentage points and 2.0 percentage points, respectively, for the three and six months ended July 31, 2010, compared to the corresponding periods in the prior fiscal year.  These increases were due primarily to a 38% and 39% decline in our average cost per SoC during the three and six months ended July 31, 2010, which were partly offset by a 36% and 37% decline in our ASP per SoC, respectively.  The declines in our average cost per SoC were primarily due to the addition of products with lower average costs in our CopperGate product lines.  The improvements in our average cost per unit were partially offset by increases in our operations overhead costs of $1.9 million and $3.8 million for the three and six months ended July 31, 2010, respectively, compared to the corresponding periods in the prior fiscal year and due to an increase in amortization of acquired intangibles as a result of our acquisition of CopperGate in November 2009.  The declines in ASP were primarily due to the addition of products with lower ASP in our CopperGate product lines.

Operating expenses

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, share-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands, except percentages):

	Three Months Ended
	July 1, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$10,433	14%	$7,079	14%	$3,354	47%
Share-based compensation	1,682	2%	1,197	2%	485	41%
Development and design costs	2,605	4%	1,480	3%	1,125	76%
Depreciation and amortization	1,625	2%	1,274	3%	351	28%
Other	1,478	2%	687	1%	791	115%
Total research and development expenses	$17,823	24%	$11,717	23%	$6,106	52%

	Six Months Ended
	July 1, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$21,439	16%	$13,897	14%	$7,542	54%
Share-based compensation	3,382	2%	2,455	2%	927	38%
Development and design costs	5,706	4%	2,795	3%	2,911	104%
Depreciation and amortization	3,237	2%	2,562	3%	675	26%
Other	2,817	2%	1,525	1%	1,292	85%
Total research and development expenses	$36,581	26%	$23,234	23%	$13,347	57%

For the three and six months ended July 31, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added by our acquisition of CopperGate in November 2009.  The increases in research and development expenses are also attributable to an increase in development and design costs for supporting new product development and depreciation and amortization expenses due to higher amortization of design tool software.  Other expenses increased primarily as a result of the additional facility in Israel as a result of our acquisition of CopperGate.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefit costs, including commissions to our direct sales force, share-based compensation expense, trade shows, travel and entertainment expenses, external commissions and depreciation and amortization.

The following table set forth details of sales and marketing expense for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,137	4%	$1,782	3%	$1,355	76%
Share-based compensation	532	1%	419	1%	113	27%
Depreciation and amortization	2,042	3%	118	*	1,924	1,631%
Trade shows, travel and entertainment	577	1%	315	1%	262	83%
External commissions	408	*	323	1%	85	26%
Other	648	1%	525	1%	123	23%
Total sales and marketing expenses	$7,344	10%	$3,482	7%	$3,862	111%

 *           The percentage of net revenue is less than one percent.

	Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$6,242	4%	$3,445	3%	$2,797	81%
Share-based compensation	984	1%	718	1%	266	37%
Depreciation and amortization	4,093	3%	239	*	3,854	1,613%
Trade shows, travel and entertainment	1,219	1%	579	1%	640	111%
External commissions	797	*	803	1%	(6)	(1%)
Other	1,331	1%	909	1%	422	46%
Total sales and marketing expenses	$14,666	10%	$6,693	7%	$7,973	119%

 *           The percentage of net revenue is less than one percent.

For the three and six months ended July 31, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in November 2009.  The increases in depreciation and amortization were primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade show, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  External commissions fluctuated due to changes in net revenues for products sold through external sales representatives.  Other expenses increased primarily as a result of the additional facility in Israel as a result of our acquisition of CopperGate.

General and administrative expense

General and administrative expense consists primarily of compensation and benefit costs, share-based compensation expense, legal, accounting and outside service fees and facilities expenses.

The following table set forth details of general and administrative expense for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$1,638	2%	$1,222	2%	$416	34%
Share-based compensation	717	1%	487	1%	230	47%
Legal and accounting fees	754	1%	719	1%	35	5%
Outside service fees	249	*	402	1%	(153)	(38%)
Other	959	2%	792	2%	167	21%
Total general and administrative expenses	$4,317	6%	$3,622	7%	$695	19%

	Six Months Ended
	July 31, 2010	% of Net Revenue	August 1, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,245	2%	$2,370	2%	$875	37%
Share-based compensation	1,558	1%	3	*	1,555	51,833%
Legal and accounting fees	2,059	2%	2,105	2%	(46)	(2%)
Outside service fees	597	1%	819	1%	(222)	(27%)
Other	1,793	1%	1,456	2%	337	23%
Total general and administrative expenses	$9,252	7%	$6,753	7%	$2,499	37%

 *           The percentage of net revenue is less than one percent.

For the three months ended July 31, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  Outside services fees decreased primarily due to decreased usage of outside professional services.  Other expenses increased primarily as a result of the additional facility in Israel as a result of our acquisition of CopperGate.

For the six months ended July 31, 2010, compensation and benefits increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  The increase in share-based compensation expenses is primarily due to a specific option cancelation during the three months ended May 2, 2009 which significantly reduced our share-based compensation expense in the six months ended August 1, 2009.  Outside services fees decreased primarily due to decreased usage of outside professional services.  Other expenses increased primarily as a result of the additional facility in Israel as a result of our acquisition of CopperGate.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of revenue	$141	$80	$272	$165
Research and development expenses	1,682	1,197	3,382	2,455
Sales and marketing expenses	532	419	984	718
General and administrative expenses	717	487	1,558	3
Total share-based compensation	$3,072	$2,183	$6,196	$3,341

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Amortization of intangible assets

We classify our amortization expense of $2.6 million and $5.2 million for acquired developed technology for the three and six months ended July 31, 2010, respectively, and $0.7 million and $1.4 million, for the corresponding periods in the prior fiscal year, as cost of sales.  We classified our amortization expense of $19,000 for acquired noncompete agreements for the three months ended May 2, 2009 as research and development expense.  We did not recognize any expense for acquired noncompete agreement following the first quarter of fiscal 2010 because the acquired noncompete agreement was fully amortized in the first quarter of fiscal 2010.  We classify our amortization expense of $1.8 million and $0.2 million for customer relationships and acquired trademarks for the three months ended July 31, 2010, respectively, and $3.6 million and $0.4 million for the six months ended July 31, 2010, respectively, as sales and marketing expense.  We classify our amortization expense of $40,000 and $44,000 for customer relationships and acquired trademarks for the three months ended August 1, 2009, respectively, and $80,000 and $93,000 for the six months ended August 1, 2009, respectively, as sales and marketing expense.  At July 31, 2010, the total unamortized balance from purchased intangible assets was $116.4 million which we intend to amortize in future periods based on their respective remaining estimated useful lives.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets, subject to amortization, were as follows as of July 31, 2010 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$13,588	$58,922	6.2
Trademarks	2,677	777	1,900	5.2
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	5,544	44,879	6.5
	$127,010	$21,309	$105,701	6.3
In-process research and development	10,700	—	10,700
	$137,710	21,309	116,401

We acquired in-process research and development, or IPR&D, valued at $10.7 million in connection with our acquisition of CopperGate.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The IPR&D project represents our next generation HomePNA product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service.  Upon completion of development, the acquired IPR&D will be amortized over its useful life.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 31, 2010	% change	August 1, 2009	July 31, 2010	% change	August 1, 2009
Interest and other income, net	$454	69%	$268	$1,178	13%	$1,046

            Our other income and expense primarily consisted of interest income from marketable securities, income from refundable research and development credits, gain or loss on foreign exchange transactions and gain or loss on sales of marketable securities.  The increase of $0.2 million, or 69%, and $0.1 million, or 13%, in the three and six months ended July 31, 2010, respectively, compared to the corresponding periods in the prior fiscal year was due primarily to foreign exchange gains.  Although all of our net revenue is denominated in U.S. dollars, some of our expenses are denominated in the local currency of the foreign country in which we have operations.  Our foreign exchange exposure, primarily to the Canadian dollar, Danish krone, Israeli shekel and Euro, has increased compared to the corresponding period in the prior fiscal year as a result of our further expansion into international locations and volatility of the U.S. dollar in relation to those currencies.

Impairment of investment

During our second quarter of fiscal 2011, we recorded an impairment charge of $5.2 million against strategic investments we hold in a privately held, venture capital funded technology company.  This impairment charge represents $2.0 million to fully write down the carrying value of our preferred stock investment and $3.2 million to fully reserve the convertible note receivable from this company and accrued interest on this note due to our expected inability to collect it.

Provision for income taxes

We recorded provisions for income taxes of $0.3 million and $1.0 million for the three and six months ended July 31, 2010, respectively.  In connection with the impairment of a convertible note and preferred stock investments that we made in a privately held company, we recorded a $1.8 million tax benefit during the three months ended July 31, 2010.  We recorded an income tax benefit of $0.1 million for the three months ended August 1, 2009.  The income tax benefit for the three months ended August 1, 2009 was the result of the reduced effective tax rate.  For the six months ended August 1, 2009, we recorded a provision for income taxes of $4.5 million, which included a $3.6 million valuation allowance recorded against California deferred tax assets.

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

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities as of July 31, 2010 and January 30, 2010 (in thousands):

	July 31, 2010	January 30, 2010

Cash and cash equivalents	$95,964	$81,947
Short-term marketable securities	33,176	51,176
	$129,140	$133,123

As of July 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $129.1 million, which represents a decrease of $4.0 million from $133.1 million at January 30, 2010.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $19.9 million of net purchases of long-term marketable securities, $8.8 million in purchases of software, equipment and leasehold improvements and $0.2 million of long term investment in a privately held company.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $22.7 million of cash generated from our operating activities and $2.6 million in net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan.

We previously held auction rate securities, or ARS.  ARS are bought and sold in the market place through a bidding process sometimes referred to as a “Dutch auction.”  Subsequent to February 2008, all auctions involving the ARS that we held failed.  In October 2008, we accepted an offer of a comprehensive settlement agreement from our cash investment advisor, UBS, in which all the ARS that we held could be redeemed at par value.  During the second quarter of fiscal 2011, all of ARS that we held were redeemed at par value.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	July 31, 2010	August 1, 2009
Net cash provided by (used in):
Operating activities	$22,701	$39,806
Investing activities	(10,711)	(4,779)
Financing activities	2,557	1,721
Effect of foreign exchange rate changes on cash and cash equivalents	(530)	455
Net increase in cash and cash equivalents	$14,017	$37,203

Cash flows from operating activities

Net cash provided by operating activities of $22.7 million for the six months ended July 31, 2010 was primarily due to net income of $1.6 million, non-cash expenses of $20.2 million, a $5.2 million investment impairment charge and a $5.2 million increase in accounts payable.  These amounts were partially offset by a $4.2 million increase in inventories, a $2.7 million increase in accounts receivable, a $1.8 million decrease in accrued liabilities and a $1.2 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income for the six months ended July 31, 2010 consisted primarily of $13.5 million in depreciation and amortization and $6.2 million in share-based compensation expense.

The increase in inventories in the six months ended July 31, 2010 was the result of an increase in the level of our wafers, die bank and other purchased materials during the second quarter of fiscal 2011 to support forecasted demand.  The increase in accounts receivable was primarily the result of an increase in revenue.  The increase in accounts payable was primarily due to the timing of payments for inventories and increased production.

Net cash provided by operating activities of $39.8 million for the six months ended August 1, 2009 was primarily due to net income of $7.5 million, non-cash expenses of $11.7 million, a $14.3 million decrease in inventories, a $5.5 million decrease in accounts receivable and a $3.3 million increase in accounts payable.  These amounts were partially offset by a $2.1 million decrease in accrued liabilities and a $0.9 million decrease in other long-term liabilities.  Non-cash expenses included in net income in the six months ended August 1, 2009 consisted primarily of $4.5 million in depreciation and amortization, $3.6 million in deferred income taxes and $3.3 million in share-based compensation expense.  The decrease in inventories was the result of continued efforts to reduce the level of our die bank.  The decrease in accounts receivable was primarily the result of improved timing of product shipments during the second quarter of fiscal 2009.  The increase in accounts payable was primarily due to increased purchases of inventory toward the end of the period.  The decreases in accrued liabilities and other long-term liabilities were primarily due to the timing of payments for and amortization of accrued liabilities.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenue while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $10.7 million for the six months ended July 31, 2010 which was primarily due to purchases of software, equipment and leasehold improvements of $8.8 million and net purchases of marketable securities of $1.7 million.

Net cash used in investing activities was $4.8 million for the six months ended August 1, 2009 which was primarily due to our investment in a privately-held technology company in exchange for a convertible note receivable for $3.0 million, purchases of software, equipment and leasehold improvements of $2.0 million and a private equity investment for $0.5 million, partially offset by a net reduction of our marketable securities by $0.7 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.6 million in the six months ended July 31, 2010 which was due to proceeds from the exercise of employee stock options and stock purchase rights.

Net cash provided by financing activities was $1.7 million in the six months ended August 1, 2009, which was due to $1.5 million of proceeds from exercises of employee stock options and stock purchase rights and $0.2 million of excess tax benefit from share-based compensation.

While we generated cash from operations in fiscal 2010, 2009 and 2008 and in the first six months of fiscal 2011, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our cash, cash equivalent and marketable security balances to fluctuate.

Our marketable securities consist primarily of corporate bonds and US agency notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of July 31, 2010 (in thousands):

	Payments Due by Period
	Remainder of Fiscal	Fiscal	Fiscal	Fiscal 2016
Contractual Obligations	2011	2012 - 2013	2014 - 2015	and Thereafter	Total
Operating leases	$1,525	$4,038	$1,471	$2,065	$9,099
Non-cancelable purchase orders	36,377	—	—	—	36,377
	$37,902	$4,038	$1,471	$2,065	$45,476

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

Interest rate sensitivity:  At July 31, 2010 and January 30, 2010, we held approximately $162.3 million and $146.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional currency except for our foreign locations in Canada, Denmark, France, Japan and Taiwan where the Canadian dollar, Danish krone, Euro, Japanese Yen and Taiwan dollar are the functional currencies, respectively.  Additionally, a significant portion of our Israeli subsidiary payroll related expenses, consisting principally of salaries and related personnel expenses are denominated in Israeli shekel.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  We engage in hedging activity to mitigate the risk that to the extent the U.S. dollar weakens against the Israeli shekel, our Israel subsidiary would experience a negative impact on its results of operations.

As of July 31, 2010, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  However, for our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of July 31, 2010, we had foreign exchange forward contracts with notional amounts of $8.0 million in place to hedge certain forecasted Israeli shekels denominated operating expenses, primarily payroll related expenses of our Israel operation.  These contracts are designated as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  We will remain exposed to foreign exchange risk.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Japanese Yen, Singapore dollar and Taiwan dollar.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at July 31, 2010, the fair value of these foreign currency amounts would decline by $0.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing additional controls and procedures.

As of July 31, 2010, the end of the period covered by this quarterly report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2010.

During the second quarter ended July 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business.  We expect that the number and significance of these matters will increase as our business expands.  In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows.  Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of our time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all.  Were an unfavorable outcome to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and potentially in future periods.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own SoCs.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV media processor and connected media player markets, to seek additional suppliers of SoCs for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

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

For the three months ended July 31, 2010, Motorola and Gemtek each accounted for 23% of our net revenue.  For the three months ended August 1, 2009, Motorola and Gemtek accounted for 26% and 17%, respectively, of our net revenue.

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

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For the three months ended July 31, 2010, sales of our SoCs represented 99.6% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

Our ability to realize the anticipated benefits of our acquisition of CopperGate will depend, in part, on our ability to integrate the business of CopperGate successfully and efficiently with our business.  The combination of two independent companies is a complex, costly and time-consuming process.  The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us.  If we are not successful in this integration, our financial results could be adversely impacted.  We will be required to dedicate significant time and effort to this integration process, which could divert our attention from other business concerns.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees and diversion of our attention and may cause our stock price to decline.  The difficulties of combining the operations of the two companies include, among others:

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of July 31, 2010, we held 85 patents and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV media processor, connected home technologies, connected media player and prosumer and industrial audio/video.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss in fiscal 2006 and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010 and net income of $1.6 million in the first six months of fiscal 2011.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in first six months of fiscal 2011, we may not continue to be profitable.  For example, our net income decreased from $7.5 million in the first six months of fiscal 2010 to $1.6 million in the first six months of fiscal 2011.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

The continuing global economic downturn could negatively affect our business, results of operations and financial condition.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the first six months of fiscal 2011, we derived 96% of our revenue from customers outside of North America.  We also have significant international operations, including a significant operation in Singapore, research and development facilities in France, Canada, Denmark and Japan, and a sales and distribution facility in Hong Kong.  In November 2009, we completed the acquisition of CopperGate Communications Ltd., and as a result, added substantial operations in Israel.  Our substantial operations in Israel and the Middle East expose us to increased risks, including a disruption to our business as a result of political, economic and military instability.

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

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our SoCs, particularly those designed for set-top box applications in the IPTV media processor market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three to more than nine months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our SoCs or elects not to purchase a new product or product enhancements from us.

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our SoCs and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Microelectronics Corporation, or UMC, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity related difficulties.  Beginning mid 2007, global short-term funding markets have experienced credit issues, leading to liquidity issues and failed auctions in the auction rate securities market.  If the global credit market continues to be weak or deteriorates further, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

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

                As a result of our acquisition of CopperGate, we have engineering facilities, corporate and sales support operations and, as of July 31, 2010, we had 123 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

      The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved enterprise” status to certain product development programs at our facility in Tel Aviv.  Our taxable income from these approved enterprise programs is exempt from tax for a period of two years from 2010 and will be subject to a reduced tax for an additional eight years thereafter, depending on the percentage of our share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved program and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, or fail to get approval in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	write-downs of accounts receivable;

•	inventory obsolescence;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carryforwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impairment and associated write-down of strategic investments that we may make from time-to-time;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $13.00 on March 4, 2010 to a low of $9.42 on July 7, 2010 during the six months ended July 31, 2010.  During fiscal 2010, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Reserved and Removed)

ITEM 5.  OTHER INFORMATION

None.

  ITEM 6.  EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith:

10.1	Sigma Designs, Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2010)

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SIGMA DESIGNS, INC.
Date: September 8, 2010
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Sigma Designs, Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2010)

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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