Form 10-Q
period 2010-10-30
SIGMA DESIGNS INC
filed 2010-12-07
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010
or

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

As of December 1, 2010, the Company had 31,377,224 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 30, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$81,999	$81,947
Short-term marketable securities	46,683	51,176
Restricted cash	1,583	1,500
Accounts receivable, net	38,216	36,127
Inventories	31,991	18,187
Deferred tax assets	2,739	2,235
Prepaid expenses and other current assets	7,393	8,925
Total current assets	210,604	200,097

Long-term marketable securities	45,126	13,257
Software, equipment and leasehold improvements, net	26,538	23,810
Goodwill	44,910	44,910
Intangible assets, net	111,819	125,568
Deferred tax assets, net of current portion	11,143	11,575
Long-term investments	3,000	4,000
Other non-current assets	611	680
Total assets	$453,751	$423,897

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,755	$10,943
Accrued liabilities	25,679	23,164
Total current liabilities	44,434	34,107

Other long-term liabilities	12,867	12,528
Long-term deferred tax liabilities	8,007	8,440
Total liabilities	65,308	55,075

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	433,638	421,109
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,606	1,189
Retained earnings	39,140	32,465
Total shareholders' equity	388,443	368,822

Total liabilities and shareholders' equity	$453,751	$423,897

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net revenue	$77,805	$35,464	$216,310	$137,990
Cost of revenue	39,192	19,396	110,563	74,285
Gross profit	38,613	16,068	105,747	63,705

Operating expenses:
Research and development	20,484	11,727	57,065	34,961
Sales and marketing	8,357	3,488	23,023	10,181
General and administrative	4,781	5,467	14,033	12,220
Total operating expenses	33,622	20,682	94,121	57,362
Income (loss) from operations	4,991	(4,614)	11,626	6,343

Interest and other income, net	425	564	1,603	1,610
Impairment of investment	—	—	(5,203)	—
Income (loss) before income taxes	5,416	(4,050)	8,026	7,953
Provision for (benefit from) income taxes	351	(1,752)	1,351	2,708
Net income (loss)	$5,065	$(2,298)	$6,675	$5,245

Net income (loss) per share:
Basic	$0.16	$(0.09)	$0.21	$0.20
Diluted	$0.16	$(0.09)	$0.21	$0.19

Shares used in computing net income (loss) per share:
Basic	31,327	26,782	31,167	26,681
Diluted	31,646	26,782	31,610	27,354

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$6,675	$5,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,536	6,816
Share-based compensation	9,526	5,552
Impairment of investment	5,203	—
Provision for excess and obsolete inventory	304	137
Provision for sales returns and discounts	37	486
Deferred income taxes	(76)	2,268
Software write off	336	—
Loss on disposal of equipment	54	114
Tax benefit from employee stock option plan	—	(346)
Excess tax benefit from share-based compensation	—	(179)
Accretion of contributed leasehold improvements	(132)	(128)
Goodwill adjustment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(2,128)	12,426
Inventories	(14,108)	12,982
Prepaid expenses and other current assets	(1,726)	669
Other non-current assets	68	(120)
Accounts payable	7,803	4,733
Accrued liabilities	2,509	(1,232)
Other long-term liabilities	38	(691)
Net cash provided by operating activities	34,919	48,747

Cash flows from investing activities:
Restricted cash	(83)	—
Purchases of marketable securities	(99,947)	(52,889)
Sales and maturities of marketable securities	73,157	61,894
Purchases of software, equipment and leasehold improvements	(9,797)	(4,883)
Purchases of long-term investments	(1,000)	(524)
Purchase of convertible note receivable	—	(3,000)
Net cash provided by (used in) investing activities	(37,670)	598

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	3,003	1,754
Excess tax benefit from share-based compensation	—	179
Net cash provided by financing activities	3,003	1,933

Effect of foreign exchange rate changes on cash and cash equivalents	(200)	584
Increase in cash and cash equivalents	52	51,862

Cash and cash equivalents at beginning of period	81,947	90,845
Cash and cash equivalents at end of period	$81,999	$142,707

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$75
Cash paid for income taxes	$1,121	$609

See accompanying notes to the unaudited condensed consolidated financial statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our” and “us”) specializes in integrated system-on-chip, or SoC solutions for the internet protocol television, or IPTV media processor, connected home technologies, connected media player, prosumer and industrial audio/video and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 30, 2010 and January 30, 2010, the consolidated results of our operations for the three months and nine months ended October 30, 2010 and October 31, 2009, and the consolidated cash flows for the nine months ended October 30, 2010 and October 31, 2009.  The results of operations for the three months and nine months ended October 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the year.

There were no significant changes to the accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2011 ended on October 30, 2010.  The third quarter of fiscal 2010 ended on October 31, 2009.

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

Income taxes:  Income taxes are accounted for under an asset and liability approach in accordance with Accounting Standard Codification, or ASC 740, Income Taxes.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under ASC 740, Income Taxes, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

2.           Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 30, 2010			January 30, 2010
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Money market funds	$34,845	$—	$34,845	$32,911	$—	$32,911
Auction rate securities	—	—	—	40,750	—	40,750
Corporate commercial paper	8,985	3	8,988	—	—	—
Corporate bonds	80,056	415	80,471	17,143	195	17,338
US agency discount notes	3,800	3	3,803	4,500	5	4,505
Municipal bonds and notes	342	6	348	1,834	6	1,840
Total cash equivalents and marketable securities	$128,028	$427	$128,455	$97,138	$206	$97,344

Cash on hand held in the United States			6,145			15,444
Cash on hand held overseas			39,208			33,592
Total cash on hand			45,353			49,036
Total cash, cash equivalents and marketable securities			$173,808			$146,380

Reported as:
Cash and cash equivalents			$81,999			$81,947
Short-term marketable securities			46,683			51,176
Long-term marketable securities			45,126			13,257
			$173,808			$146,380

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity are as follows (in thousands):

	October 30, 2010		January 30, 2010
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$83,193	$83,329	$83,967	$84,087
Due in greater than 1 year	44,835	45,126	13,171	13,257
Total	$128,028	$128,455	$97,138	$97,344

Our marketable securities include primarily corporate bonds, corporate commercial paper and US agency discount notes.  We classify our marketable securities as available-for-sale and report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive income.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of the marketable securities is judged to be other-than-temporary.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In August 2009, we purchased a convertible note receivable from a privately-held venture capital funded technology company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  This convertible note receivable was classified within Level 3.  At July 31, 2010, we wrote off the convertible note receivable due to our expected inability to recover any value from it.

We also classified the ARS that we previously held within Level 3.  As of January 30, 2010, the fair value of the ARS was $40.8 million.  During the second quarter of fiscal 2011, all of the ARS that we held were redeemed at par value.

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

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 and January 30, 2010 (in thousands):

	As of October 30, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$34,845	$34,845	$—	$—
Corporate commercial paper	8,988	8,988	—	—
Corporate bonds	80,471	80,471	—	—
US agency discount notes	3,803	3,803	—	—
Municipal bonds and notes	348	348	—	—
Total cash equivalent and marketable securities	128,455	128,455	—	—
Restricted cash	1,583	1,583	—	—
Derivative instruments	263	—	263	—
Total assets measured at fair value	$130,301	$130,038	$263	$—

Accrued contingent payment for CopperGate acquisition	$3,238	—	—	$3,238

	As of January 30, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1 )	(Level 2)	(Level 3)
Money market funds	$32,911	$32,911	$—	$—
Auction rate securities	40,750	—	—	40,750
Corporate bonds	17,338	17,338	—	—
US agency discount notes	4,505	4,505	—	—
Municipal bonds and notes	1,840	1,840	—	—
Total cash equivalent and marketable securities	97,344	56,594	—	40,750
Restricted cash	1,500	1,500	—	—
Convertible note receivable	3,135	—	—	3,135
Derivative instruments	156	—	156	—
Total assets measured at fair value	$102,135	$58,094	$156	$43,885

Accrued contingent payment for CopperGate acquisition	$3,249	—	—	$3,249

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 31, 2010	$43,885
Total realized gains or losses included in net income	68
Purchases, sales and settlements, net	(3,100)
Ending balance at May 1, 2010	$40,853
Total realized gains or losses included in net income	(3,203)
Purchases, sales and settlements, net	(37,650)
Ending balance at July 31, 2010 and October 30, 2010	$—

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability (in thousands):

Contingent Liability
Beginning balance at January 31, 2010	$3,249
Payment made	(11)
Ending balance at May 1, 2010, July 31, 2010 and October 30, 2010	$3,238

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.  During our second quarter of fiscal 2011, the issuer of the $2.0 million of preferred stock that we purchased in fiscal 2009 determined that additional funding would be required to continue operations.  We also held a convertible promissory note in this issuer with outstanding principal and accrued interest of $3.2 million as of July 31, 2010.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investment.  Based on the available information, we determined that the value of our investment in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $2.0 million to fully write down the carrying value of the preferred stock investment.  At October 30, 2010, we continue to keep this reserve for impairment, as no further information has come to our attention that would change our conclusion.  This investment was classified within Level 3.

4.	Derivative financial instruments

Effective November 10, 2009, we adopted ASC 815, Derivatives and Hedging.  Foreign exchange contracts are recognized either as assets or liabilities on the balance sheet at fair value at the end of each reporting period.

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

As of October 30, 2010, we had foreign exchange contracts to sell up to approximately $5.8 million for a total amount of approximately 22.1 million New Israeli Shekels, or NIS, that would mature on or before September 28, 2011.  In the three and nine months ended October 30, 2010, we recognized profit of $86,000 and $168,000, respectively, as a result of foreign exchange contracts.  As of January 30, 2010, we had foreign exchange contracts to sell up to approximately $4.5 million for a total amount of approximately NIS 17.0 million, that will mature on or before January 29, 2011.  In fiscal 2010, we recognized profit of $41,000 as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of October 30, 2010 and January 30, 2010 (in thousands):

	Balance Sheet Location	Fair Value of Financial Instruments As Of
Derivative Asset		October 30, 2010	January 30, 2010
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$263	$156

            The effects of derivative instruments designated as cash flow hedges on income and accumulated other comprehensive income for the periods indicated are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gain recognized in earnings on derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges:
Three months ended October 30, 2010
Foreign exchange contracts	$227	$73	Operating expenses and cost of revenue	$13	Interest and other income, net

Nine months ended October 30, 2010
Foreign exchange contracts	$275	$158	Operating expenses and cost of revenue	$10	Interest and other income, net

5.	Restricted cash

As of October 30, 2010 and January 30, 2010, we had $1.6 million and $1.5 million, respectively, of restricted cash related to a deposit pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  Additionally, in the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million.  As of October 30, 2010, we have invested an aggregate of $5.0 million in Issuer A, $2.0 million in Issuer B and $1.0 million in Issuer C for a total investment of $8.0 million in these three companies.  Three of our four directors hold equity interests in Issuer A in which we invested an aggregate of $5.0 million and one of these directors is also a director of Issuer A.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who has no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During our second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  At October 30, 2010, we continue to keep this reserve for impairment, as no further information has come to our attention that would change our conclusion.

At October 30, 2010 and January 30, 2010, the convertible note was valued at zero and $3.1 million, respectively, equaling its cost plus accrued interest, net of reserve for impairment and all our equity investments were valued at $3.0 million and $4.0 million, respectively, representing their cost, net of reserve for impairment.

7.	Inventories

Inventories consist of the following (in thousands):

	October 30, 2010	January 30, 2010
Wafers and other purchased materials	$16,941	$8,045
Work-in-process	1,361	2,720
Finished goods	13,689	7,422
Total	$31,991	$18,187

8.	Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of October 30, 2010 and January 30, 2010 (in thousands, except for years):

	As of October 30, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$16,174	$56,336	5.99
Trademarks	2,677	972	1,705	5.28
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	7,345	43,078	6.22
	127,010	25,891	101,119	6.08
In-process research and development	10,700	—	10,700
	$137,710	$25,891	$111,819

	As of January 30, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$8,411	$64,099	6.70
Trademarks	2,677	389	2,288	5.30
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	1,942	48,481	6.97
	127,010	12,142	114,868	6.79
In-process research and development	10,700	—	10,700
	$137,710	$12,142	$125,568

We acquired in-process research and development, or IPR&D, valued at $10.7 million in connection with our acquisition of CopperGate in November 2009.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition.  The IPR&D project represents our next generation connectivity product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service.  Upon completion of development, the acquired IPR&D will be amortized over its estimated useful life.

Amortization expense related to acquired intangible assets was $4.6 million and $13.8 million for the three and nine months ended October 30, 2010, respectively, and $0.7 million and $2.3 million for the three and nine months ended October 31, 2009, respectively.  As of October 30, 2010, we expect the amortization expense in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2011	$2,587	$1,801	$194	$4,582
2012	10,346	7,203	639	18,188
2013	10,346	7,203	178	17,727
2014	9,621	7,203	119	16,943
2015	8,257	7,203	118	15,578
Thereafter	15,179	12,465	457	28,101
	$56,336	$43,078	$1,705	$101,119

9.	Product warranty

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

Details of the change in accrued warranty as of October 30, 2010 and October 31, 2009 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
October 30, 2010	$1,244	$219	$(163)	$1,300
October 31, 2009	1,250	123	(198)	1,175

Nine Months Ended
October 30, 2010	$1,100	$673	$(473)	$1,300
October 31, 2009	1,330	365	(520)	1,175

10.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore and Taiwan, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2011	$759
2012	2,465
2013	1,715
2014	789
2015	756
Thereafter	2,121
Total minimum lease payments	$8,605

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 30, 2010, the total amount of outstanding non-cancelable purchase orders was approximately $27.9 million.

Indemnifications

In certain limited circumstances, we have agreed and may agree in the future to indemnify certain customers against patent infringement claims from third parties related to our intellectual property.  In these limited circumstances, the terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with ASC 450, Contingencies.  To date, we have not incurred or accrued any significant costs related to any claims under such indemnification provisions.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and nine months ended October 30, 2010, we recorded royalty expense of $0.8 million and $2.4 million, respectively, and $0.4 million and $1.6 million for the three and nine months ended October 31, 2009, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, CopperGate participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through October 30, 2010, CopperGate had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3.5% to 4.5% of the sales of certain products up to an amount equal to 120% of the grants received.  As of October 30, 2010, our remaining obligation under these programs was not significant.

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

11.	Comprehensive income (loss)

Components of our comprehensive income (loss) for the three and nine months ended October 30, 2010 and October 31, 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income (loss)	$5,065	$(2,298)	$6,675	$5,245
Net unrealized gains on marketable securities and derivative financial instruments	377	32	585	176
Currency translation adjustment	547	459	(168)	1,250
Comprehensive income (loss)	$5,989	$(1,807)	$7,092	$6,671

12.	Net income (loss) per share

Basic net income (loss) per share for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by including dilutive options.

The following table sets forth the basic and diluted net income (loss) per share computed for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Numerator:
Net income (loss), as reported	$5,065	$(2,298)	$6,675	$5,245
Denominator:
Weighted average common shares outstanding - basic	31,327	26,782	31,167	26,681
Effect of dilutive securities:
Stock options	319	—	443	673
Shares used in computation - diluted	31,646	26,782	31,610	27,354
Net income (loss) per share:
Basic	$0.16	$(0.09)	$0.21	$0.20
Diluted	$0.16	$(0.09)	$0.21	$0.19

A summary of the excluded potentially dilutive securities for the three and nine months ended October 30, 2010 and October 31, 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock options excluded because exercise price is in excess of average stock price	5,315	2,638	5,091	2,753
Stock options excluded because the effect of including would be anti-dilutive	—	690	—	—

13.	Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of October 30, 2010, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of October 30, 2010, 1,119,709 shares were available for future grants under our stock incentive plans.  Additionally, up to 834,130 shares of common stock subject to stock awards outstanding under the 2001 Plan could become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock incentive plans are summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic
	Outstanding	Per Share	(Years)	Value
Balance, January 30, 2010	5,745,795	$11.96	7.35	$9,100,620
Granted	783,700	11.13
Cancelled	(54,658)	15.07
Exercised	(233,665)	4.73
Balance, May 1, 2010	6,241,172	$12.10	7.48	$10,944,344
Granted	171,600	11.10
Cancelled	(121,492)	12.07
Exercised	(52,999)	1.69
Balance, July 31, 2010	6,238,281	$12.16	7.35	$5,390,081
Granted	96,750	10.51
Cancelled	(67,404)	12.99
Exercised	(64,017)	7.00
Balance, October 30, 2010	6,203,610	$12.18	7.16	$8,075,687

Ending Vested and Expected to Vest	5,946,100	$12.21	7.10	$7,886,282
Ending Exercisable	2,769,340	$12.54	5.58	$5,357,019

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $11.41 as of October 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.3 million for each of the three months ended October 30, 2010 and October 31, 2009 determined as of the date of option exercise.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $2.4 million and $1.0 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the three months ended October 30, 2010 and October 31, 2009 was $4.8 million and $1.3 million, respectively.  The total fair value of options which vested during the nine months ended October 30, 2010 and October 31, 2009 was $8.9 million and $3.9 million, respectively.

The options outstanding and currently exercisable at October 30, 2010 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at October 30, 2010	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at October 30, 2010	Weighted Average Exercise Price Per Share
$0.92	$7.67	621,937	3.73	$3.26	505,748	$3.52
7.84	10.51	661,295	6.53	9.04	348,505	8.47
10.59	10.59	653,500	9.24	10.59	—	—
10.87	10.87	741,841	7.95	10.87	286,109	10.87
11.06	11.06	522,332	5.82	11.06	429,176	11.06
11.07	11.07	693,400	9.27	11.07	12,253	11.07
11.09	11.74	681,881	6.89	11.33	410,802	11.34
11.99	15.25	908,120	7.33	13.75	288,422	13.41
15.32	41.58	666,304	7.01	24.71	457,411	26.36
45.83	45.83	53,000	7.02	45.83	30,914	45.83
$0.92	$45.83	6,203,610	7.16	$12.18	2,769,340	$12.54

As of October 30, 2010, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $32.8 million and will be recognized over an estimated weighted average amortization period of 3.56 years.  The amortization period is based on the expected remaining vesting term of the options.

Employee stock purchase plans

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of October 30, 2010, 232,677 shares under the 2001 Purchase Plan remain available for future purchase.  The 2001 Purchase Plan will expire on April 3, 2011.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	October 30, 2010		October 31, 2009
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	55.01%	41.67%	58.08%	62.60%
Risk-free interest rate	1.50%	0.22%	2.61%	0.33%
Expected term (in years)	5.93	0.50	5.91	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$5.46	$2.63	$9.29	$5.35

	Nine Months Ended
	October 30, 2010		October 31, 2009
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	55.28%	41.67%	63.08%	62.60%
Risk-free interest rate	2.56%	0.22%	2.50%	0.33%
Expected term (in years)	5.94	0.50	5.91	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$5.92	$2.63	$7.51	$5.35

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury STRIPS with an equivalent remaining term.  The expected term life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The expected term of purchase rights is the six months offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

The following table sets forth the share-based compensation expense for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of revenue	$159	$89	$431	$254
Research and development expenses	1,806	1,178	5,188	3,633
Sales and marketing expenses	541	384	1,525	1,102
General and administrative expenses	824	560	2,382	563
Total share-based compensation	$3,330	$2,211	$9,526	$5,552

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2010.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.6 million for the three and nine months ended October 30, 2010, respectively.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.1 million and $0.5 million for the three and nine months ended October 31, 2009, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2010.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $22,000 and $66,000 for the three and nine months ended October 30, 2010, respectively.  The matching contributions to the GRRSP totaled $24,000 and $65,000 for the three and nine months ended October 31, 2009, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary.  The matching contribution to the Retirement Pension Plan totaled $34,000 and $88,000 for the three and nine months ended October 30, 2010, respectively.  The matching contribution to the Retirement Pension Plan totaled $31,000 and $80,000 for the three and nine months ended October 31, 2009, respectively.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Employees are entitled to one month salary for each year of employment or a portion thereof.  As of October 30, 2010, we have an accrued severance liability of $1.4 million.

14.	Segment and geographical information

ASC 280, Segment Reporting, provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

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

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
China	$63,062	$28,828	$176,366	$110,714
Rest of Asia	8,415	3,587	24,950	9,430
Europe	1,812	1,445	5,002	13,191
North America	4,385	1,596	9,780	4,627
Other regions	131	8	212	28
Net revenue	$77,805	$35,464	$216,310	$137,990

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gemtek	29%	*	24%	11%
Motorola	24%	11%	24%	20%
Unihan	*	15%	*	10%
Cowin	*	11%	*	10%

*	Net revenue from customer was less than 10% of our total net revenue in these periods.

Two international direct customers accounted for 34% and 24% of total accounts receivable at October 30, 2010.  Three international direct customers accounted for 24%, 24% and 11% of total accounts receivable at January 30, 2010.

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

Connected Media Players

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  We serve this market with our media processor product line.  Our media processor SoCs are used by consumer electronics providers, such as Netgear, Sharp, Sony and Western Digital in applications such as DMAs, Blu-ray DVD players, and other connected media player devices.

Prosumer and Industrial Audio/Video

The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our VXP video image processor product line.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Harris, Panasonic, Polycom and Sony.

SoC Solutions

Our SoC solutions consist of highly integrated semiconductors and software that process digital video and audio content.  We sell our SoC solutions into each of our primary target markets.  For each of the nine months ended October 30, 2010 and October 31, 2009, we derived 99% of our net revenue from our SoC solutions.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.

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

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue		October 30, 2010	% of Net Revenue		October 31, 2009	% of Net Revenue
Net revenue	$77,805	100%	$35,464	100%		$216,310	100%		$137,990	100%
Cost of revenue	39,192	50%	19,396	55%		110,563	51%		74,285	54%
Gross profit	38,613	50%	16,068	45%		105,747	49%		63,705	46%
Operating expenses:
Research and development	20,484	26%	11,727	33%		57,065	26%		34,961	25%
Sales and marketing	8,357	11%	3,488	10%		23,023	11%		10,181	7%
General and administrative	4,781	6%	5,467	15%		14,033	6%		12,220	9%
Total operating expenses	33,622	43%	20,682	58%		94,121	43%		57,362	41%
Income (loss) from operations	4,991	7%	(4,614)	(13%	)	11,626	6%		6,343	5%
Interest income and other income, net	425	*	564	2%		1,603	1%		1,610	1%
Impairment of investment	—	—	—	—		(5,203)	(2%	)	—	—
Income (loss) before income taxes	5,416	7%	(4,050)	(11%	)	8,026	5%		7,953	6%
Provision for (benefit from) income taxes	351	*	(1,752)	(5%	)	1,351	1%		2,708	2%
Net income (loss)	$5,065	7%	$(2,298)	(6%	)	$6,675	4%		$5,245	4%

*       The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended October 30, 2010 increased $42.3 million, or 119%, compared to the corresponding period in the prior fiscal year.  The increase was due primarily to a 256% increase in units shipped partially offset by a 38% decrease in average selling price, or ASP.  Our net revenue for the nine months ended October 30, 2010 increased $78.3 million, or 57%, compared to the corresponding period in the prior fiscal year.  This increase was primarily due to a 151% increase in units shipped partially offset by a 37% decrease in ASP across all product lines.  The increase in units shipped for the three and nine months ended October 30, 2010 was primarily the result of shipments of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and increased shipments of our IPTV media processor due to increased orders from our existing customers in the IPTV set top box market.  The decline in ASP for the three and nine months ended October 30, 2010 was primarily the result of shipments of our CopperGate products which have lower ASP than our media processor and VXP products.

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

	Three Months Ended				Nine Months Ended
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue
IPTV media processor	$35,819	46%	$22,480	63%	$105,969	49%	$100,015	72%
Connected home technologies	28,019	36%	1,118	3%	70,650	33%	2,766	2%
Connected media players	9,003	12%	9,928	28%	29,059	13%	29,512	21%
Prosumer and industrial audio/video	4,964	6%	1,756	5%	10,534	5%	4,911	4%
Other	—	*	182	1%	98	*	786	1%
Net revenue	$77,805	100%	$35,464	100%	$216,310	100%	$137,990	100%

*	This market provided less than 1% of our net revenue in this period.

IPTV media processor:  For the three and nine months ended October 30, 2010, net revenue from sales of our SoC solutions, primarily our SMP8630 and SMP8650 SoC series, into the IPTV set top box market increased $13.3 million, or 59%, and $6.0 million, or 6%, respectively, from the corresponding periods in the prior fiscal year.  These increases were attributable to an increase in units shipped primarily as a result of increased shipments of our SMP8650 SoC series due to increased orders from our existing customers in the IPTV set top box market.  The increase in units shipped was partially offset by a decline in ASP primarily due to certain customers achieving cumulative volume pricing discounts on purchases of our products.  As a result of the strong increase in revenue in our connected home technologies market, our revenue from the IPTV media processor market as a percentage of our total net revenue decreased by 17% and 23%, respectively, for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the IPTV media processor market to fluctuate in future periods based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected home technologies:  Prior to the second quarter of fiscal 2010, we referred to our connected home technologies target market as our wireless target market.  We believe the connected home technologies market that we currently address with our CopperGate, Z-Wave and UWB product lines more accurately describes our target market.  For the three and nine months ended October 30, 2010, net revenue from sales of our products into the connected home technologies market increased $26.9 million and $67.9 million, respectively, from the corresponding periods in the prior fiscal year.  These increases were primarily the result of our acquisition of CopperGate in November 2009.  For the same reason, our percentage of net revenue from sales into the connected home technologies market increased to 36% and 33%, respectively, as a percentage of our total net revenue for the three and nine months ended October 30, 2010.  We expect revenue from our connected home technologies market to fluctuate in future periods based on changes in ASP and inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers, and competitive market pressures.

Connected media players:  For the three and nine months ended October 30, 2010, net revenue from sales of our products to the connected media players market decreased $0.9 million, or 9%, and $0.5 million, or 2%, from the corresponding periods in the prior fiscal year.  The decreases were primarily attributable to a decrease in ASP for sales of our SoCs to customers who incorporate our SoCs into digital media adapters due primarily to our customers’ achievement of cumulative volume pricing discounts on purchases of our products.  Our revenue from the connected media players market as a percentage of our total net revenue for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year decreased by 16% and 8%, respectively, primarily as a result of the increase in revenue from our connected home technologies market.

Prosumer and industrial audio/video:  For the three and nine months ended October 30, 2010, net revenue from sales of our products into the prosumer and industrial audio/video market increased $3.2 million, or 183%, and $5.6 million, or 114%, respectively, from the corresponding periods in the prior fiscal year.  The increases were attributable to an increase in units shipped primarily due to strengthening demand from our existing customers and our continued effort to expand into this market.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue increased by 1%, for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.

Other:  Our other markets consist of HDTV, PC add-in boards, development kits, development contracts, services and other ancillary markets.  For the three and nine months ended October 30, 2010, net revenue decreased $0.2 million and $0.7 million, respectively, compared to the corresponding periods in the prior fiscal year.  The decreases were primarily due to lower engineering development fees for customization of our SoCs and a decline in sales of our SoCs to customers who incorporate our products into HDTVs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue
SoCs	$77,385	99%	$35,042	99%	$215,169	99%	$136,926	99%
Other	420	1%	422	1%	1,141	1%	1,064	1%
Net revenue	$77,805	100%	$35,464	100%	$216,310	100%	$137,990	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV media processor, connected home technologies, connected media player and prosumer and industrial audio/video consumer electronic markets.  The increase of $42.3 million, or 121%, and $78.2 million, or 57%, respectively, in the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year was due primarily to a 256% and a 151% increase in units shipped partially offset by a 38% and 37% decrease in ASP.  Both the increase in units shipped and the decline in ASP for the three and nine months ended October 30, 2010 were primarily the result of shipments of our CopperGate products which we added to our product line in the fourth quarter of fiscal 2010 and which have lower ASP than our media processor and VXP products.

Other:  We derive revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The revenue derived from other products and services was not significant compared to our total net revenue.

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

	Three Months Ended				Nine Months Ended
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue
Asia	$71,477	92%	$32,415	91%	$201,316	93%	$120,144	87%
Europe	1,812	2%	1,445	4%	5,002	2%	13,191	10%
North America	4,385	6%	1,596	5%	9,780	5%	4,627	3%
Other regions	131	*	8	*	212	*	28	*
Net revenue	$77,805	100%	$35,464	100%	$216,310	100%	$137,990	100%

*	The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $39.1 million, or 121%, and $81.2 million, or 68%, respectively, for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Asia increased 1% and 6%, respectively, as a percentage of our total net revenue for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  The increases in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue were primarily attributable to an increase in revenue from China which resulted primarily from the increase in shipments of our connected home technologies products as a result of our CopperGate acquisition in November 2009.

As a percentage of total net revenue by country in the Asia region, China represented 81% and 82% in the three and nine months ended October 30, 2010, respectively, and 81% and 80% for the corresponding periods of the prior year.

Europe: Our net revenue in absolute dollars from Europe increased $0.4 million, or 25%, for the three months ended October 30, 2010 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from Europe in absolute dollars was primarily attributable to increased deployments by a European customer using our SoCs in its IPTV set top boxes.  For the nine months ended October 30, 2010, our net revenue in absolute dollars from Europe decreased $8.2 million, or 62%, compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from Europe in absolute dollars was primarily attributable to certain European customers moving their production to Asia.  Our net revenue from Europe decreased 2% and 8%, respectively, as a percentage of our total net revenue for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  The decreases in our net revenue from Europe as a percentage of our total net revenue were primarily attributable to an increase in revenue from China which resulted primarily from the increase in shipments of our connected home technologies products as a result of our CopperGate acquisition in November 2009.

No individual country in Europe accounted for 10% or more of our net revenue in the three and nine months ended October 30, 2010 and October 31, 2009.

North America:  Our net revenue in absolute dollars from North America increased $2.8 million, or 175%, and $5.2 million, or 111%, respectively, for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  Our net revenue from North America increased 1% and 2%, respectively, as a percentage of our net revenue for the three and nine months ended October 30, 2010 compared to the corresponding periods in the prior fiscal year.  The increases in our net revenue from North America in both absolute dollars and as a percentage of our net revenue were primarily attributable to increased demand in North America for our SoC solutions for the connected home technologies market and prosumer and industrial audio/video market.

For each of the three and nine months ended October 30, 2010, our net revenue generated outside North America was 94% and 95% of our net revenue, respectively, compared to 95% and 97%, respectively, in the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gemtek	29%	*	24%	11%
Motorola	24%	11%	24%	20%
Unihan	*	15%	*	10%
Cowin	*	11%	*	10%

*	Net revenue from customer was less than 10% of our total net revenue in these periods.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 30, 2010	% change	October 31, 2009	October 30, 2010	% change	October 31, 2009
Gross profit	$38,613	140%	$16,068	$105,747	66%	$63,705
Gross margin	49.6%		45.3%	48.9%		46.2%

Our gross profit increased $22.5 million and $42.0 million, respectively, and gross margin increased 4.3 percentage points and 2.7 percentage points, respectively, for the three and nine months ended October 30, 2010, compared to the corresponding periods in the prior fiscal year.  These increases were due primarily to a 43% and 40% decline in our average cost per SoC during the three and nine months ended October 30, 2010, which were partly offset by a 38% and 37% decline in our ASP per SoC, respectively.  The declines in our average cost per SoC were primarily due to the addition of products with lower average costs in our CopperGate product lines.  The improvements in our average cost per unit were partially offset by increases in our operations overhead costs of $1.9 million and $5.7 million for the three and nine months ended October 30, 2010, respectively, compared to the corresponding periods in the prior fiscal year due to an increase in amortization of acquired intangibles as a result of our acquisition of CopperGate in November 2009.  The declines in ASP were primarily due to the addition of products with lower ASP in our CopperGate product lines.

Operating expenses

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, share-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands, except percentages):

	Three Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$12,428	16%	$7,219	20%	$5,209	72%
Share-based compensation	1,806	2%	1,178	3%	628	53%
Development and design costs	2,868	4%	1,330	4%	1,538	116%
Depreciation and amortization	1,901	2%	1,141	3%	760	67%
Other	1,481	2%	859	3%	622	72%
Total research and development expenses	$20,484	26%	$11,727	33%	$8,757	75%

	Nine Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$33,867	16%	$21,116	15%	$12,751	60%
Share-based compensation	5,188	2%	3,633	3%	1,555	43%
Development and design costs	8,574	4%	4,125	3%	4,449	108%
Depreciation and amortization	5,138	2%	3,702	3%	1,436	39%
Other	4,298	2%	2,385	1%	1,913	80%
Total research and development expenses	$57,065	26%	$34,961	25%	$22,104	63%

For the three and nine months ended October 30, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added by our acquisition of CopperGate in November 2009.  The increases in research and development expenses are also attributable to an increase in development and design costs for supporting new product development and depreciation and amortization expenses due to higher amortization of design tool software.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefit costs, including commissions to our direct sales force, share-based compensation expense, trade shows, travel and entertainment expenses, external commissions and depreciation and amortization.

The following table set forth details of sales and marketing expense for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands, except percentages):

	Three Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,654	5%	$1,825	5%	$1,829	100%
Share-based compensation	541	1%	384	1%	157	41%
Depreciation and amortization	2,055	3%	120	1%	1,935	1,613%
Trade shows, travel and entertainment	796	1%	493	1%	303	61%
External commissions	348	*	316	1%	32	10%
Other	963	1%	350	1%	613	175%
Total sales and marketing expenses	$8,357	11%	$3,488	10%	$4,869	140%

 *           The percentage of net revenue is less than one percent.

	Nine Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$9,896	4%	$5,270	4%	$4,626	88%
Share-based compensation	1,525	1%	1,102	1%	423	38%
Depreciation and amortization	6,148	3%	359	*	5,789	1,613%
Trade shows, travel and entertainment	2,015	1%	1,072	*	943	88%
External commissions	1,145	1%	1,119	1%	26	2%
Other	2,294	1%	1,259	1%	1,035	82%
Total sales and marketing expenses	$23,023	11%	$10,181	7%	$12,842	126%

 *           The percentage of net revenue is less than one percent.

For the three and nine months ended October 30, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in November 2009.  The increases in depreciation and amortization were primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade show, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  External commissions fluctuated due to changes in net revenues for products sold through external sales representatives.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

General and administrative expense

General and administrative expense consists primarily of compensation and benefit costs, share-based compensation expense, legal, accounting and outside service fees and facilities expenses.

The following table set forth details of general and administrative expense for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands, except percentages):

	Three Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,075	3%	$1,270	4%	$805	63%
Share-based compensation	824	1%	560	1%	264	47%
Legal and accounting fees	740	1%	1,762	5%	(1,022)	(58%	)
Outside service fees	265	*	1,110	3%	(845)	(76%	)
Other	877	1%	765	2%	112	15%
Total general and administrative expenses	$4,781	6%	$5,467	15%	$(686)	(13%	)

	Nine Months Ended				Absolute Dollars
	October 30, 2010	% of Net Revenue	October 31, 2009	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$5,320	3%	$3,640	3%	$1,680	46%
Share-based compensation	2,382	1%	563	*	1,819	323%
Legal and accounting fees	2,799	1%	3,867	3%	(1,068)	(28%	)
Outside service fees	862	*	1,929	1%	(1,067)	(55%	)
Other	2,670	1%	2,221	2%	449	20%
Total general and administrative expenses	$14,033	6%	$12,220	9%	$1,813	15%

 *           The percentage of net revenue is less than one percent.

For the three months ended October 30, 2010, compensation and benefits, and share-based compensation increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  The decrease in legal and accounting fees is primarily due to legal fees related to the acquisition of CopperGate during the three months ended October 31, 2009.  Outside services fees decreased primarily due to decreased usage of outside professional services.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

For the nine months ended October 30, 2010, compensation and benefits increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  The increase in share-based compensation expenses is primarily due to a specific option cancelation during the three months ended May 2, 2009 which significantly reduced our share-based compensation expense in the nine months ended October 31, 2009.  The decrease in legal and accounting fees is primarily due to legal fees related to the acquisition of CopperGate during the three months ended October 31, 2009.  Outside services fees decreased primarily due to decreased usage of outside professional services.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

Share-based compensation expense

The following table sets forth the total share-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of revenue	$159	$89	$431	$254
Research and development expenses	1,806	1,178	5,188	3,633
Sales and marketing expenses	541	384	1,525	1,102
General and administrative expenses	824	560	2,382	563
Total share-based compensation	$3,330	$2,211	$9,526	$5,552

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Amortization of intangible assets

We classify our amortization expense of $2.6 million and $7.8 million for acquired developed technology for the three and nine months ended October 30, 2010, respectively, and $0.7 million and $2.1 million, for the corresponding periods in the prior fiscal year, as cost of sales.  We classified our amortization expense of $19,000 for acquired noncompete agreements for the three months ended May 2, 2009 as research and development expense.  We have not recognized any amortization expense for acquired noncompete agreements following the first quarter of fiscal 2010 because all acquired noncompete agreements are fully amortized.  We classify our amortization expense of $1.8 million and $0.2 million for customer relationships and acquired trademarks for the three months ended October 30, 2010, respectively, and $5.4 million and $0.6 million for the nine months ended October 30, 2010, respectively, as sales and marketing expense.  We classify our amortization expense of $40,000 and $44,000 for customer relationships and acquired trademarks for the three months ended October 31, 2009, respectively, and $120,000 and $138,000 for the nine months ended October 31, 2009, respectively, as sales and marketing expense.  At October 30, 2010, the total unamortized balance from purchased intangible assets was $111.8 million which we intend to amortize in future periods based on the remaining estimated useful lives of each intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets, subject to amortization, were as follows as of October 30, 2010 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$16,174	$56,336	5.99
Trademarks	2,677	972	1,705	5.28
Noncompete agreements	1,400	1,400	—	—
Customer relationships	50,423	7,345	43,078	6.22
	$127,010	$25,891	$101,119	6.08
In-process research and development	10,700	—	10,700
	$137,710	$25,891	$111,819

We acquired in-process research and development, or IPR&D, valued at $10.7 million in connection with our acquisition of CopperGate.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The IPR&D project represents our next generation connectivity product which is expected to provide backward compatibility to our current HomePNA and HomePlug AV products and increased data rates, ease of use and quality of service.  Upon completion of development, the acquired IPR&D will be amortized over its estimated useful life.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 30, 2010	% change	October 31, 2009	October 30, 2010	% change	October 31, 2009
Interest and other income, net	$425	(25%)	$564	$1,603	*	$1,610

*           The percentage of change is less than one percent.

            Our other income and expense primarily consisted of interest income from marketable securities, income from refundable research and development credits, gain or loss on foreign exchange transactions and gain or loss realized on sales of marketable securities.  The decrease of $0.1 million, or 25% in the three months ended October 30, 2010 compared to the corresponding period in the prior fiscal year was due primarily to foreign exchange losses.  Although all of our net revenue is denominated in U.S. dollars, some of our expenses are denominated in the local currency of the foreign country in which we have operations.  Our foreign exchange exposure, primarily to the Canadian dollar, Danish krone, Euro and Israeli shekel, has increased compared to the corresponding period in the prior fiscal year as a result of our further expansion into international locations and the volatility of the U.S. dollar in relation to those currencies.

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

Provision for income taxes

We recorded provisions for income taxes of $0.4 million and $1.4 million for the three and nine months ended October 30, 2010, respectively.  In connection with the impairment of a convertible note and preferred stock investments that we made in a privately held company, we recorded a $1.8 million tax benefit during the three months ended July 31, 2010.  We recorded an income tax benefit of $1.8 million for the three months ended October 31, 2009.  The income tax benefit for the three months ended October 31, 2009 was the result of the reduced effective tax rate due to higher foreign rate benefits realized in low tax jurisdictions.  For the nine months ended October 31, 2009, we recorded a provision for income taxes of $2.7 million, which included a $3.6 million valuation allowance recorded against California deferred tax assets.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.  As a result, we determined that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets were therefore no longer more likely than not to be realized.  As a result of this change, we recorded a $3.6 million charge in the first quarter of fiscal 2010 to reduce our previously recognized California deferred tax assets.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities as of October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010	January 30, 2010

Cash and cash equivalents	$81,999	$81,947
Short-term marketable securities	46,683	51,176
	$128,682	$133,123

As of October 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $128.7 million, which represents a decrease of $4.4 million from $133.1 million at January 30, 2010.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $31.9 million of net purchases of long-term marketable securities, $9.8 million in purchases of software, equipment and leasehold improvements and $1.0 million of long term investment in a privately held company.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $34.9 million of cash generated from our operating activities and $3.0 million in net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan.

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

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 30, 2010	October 31, 2009
Net cash provided by (used in):
Operating activities	$34,919	$48,747
Investing activities	(37,670)	598
Financing activities	3,003	1,933
Effect of foreign exchange rate changes on cash and cash equivalents	(200)	584
Net increase in cash and cash equivalents	$52	$51,862

Cash flows from operating activities

Net cash provided by operating activities of $34.9 million for the nine months ended October 30, 2010 was primarily due to net income of $6.7 million, non-cash expenses of $30.6 million, a $5.2 million non cash investment impairment charge, a $7.8 million increase in accounts payable and a $2.5 million increase in accrued liabilities.  These amounts were partially offset by a $14.1 million increase in inventories, a $2.1 million increase in accounts receivable and a $1.7 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income for the nine months ended October 30, 2010 consisted primarily of $20.5 million in depreciation and amortization and $9.5 million in share-based compensation expense.

The increase in inventories in the nine months ended October 30, 2010 was the result of an increase in the level of our wafers, die bank and finished goods during the third quarter of fiscal 2011 to support forecasted demand.  The increase in accounts receivable was primarily the result of an increase in revenue.  The increase in accounts payable was primarily due to the timing of payments for inventories and increased production.

Net cash provided by operating activities of $48.7 million for the nine months ended October 31, 2009 was primarily due to net income of $5.2 million, non-cash expenses of $14.7 million, a $13.0 million decrease in inventories, a $12.4 million decrease in accounts receivable and a $4.7 million increase in accounts payable.  These amounts were partially offset by a $1.2 million decrease in accrued liabilities.  Non-cash expenses included in net income in the nine months ended October 31, 2009 consisted primarily of $6.8 million in depreciation and amortization, $5.6 million in share-based compensation expense and $2.3 million in deferred income taxes. The decrease in inventories was the result of successful efforts to reduce the level of our die bank.  The decrease in accounts receivable was primarily the result of decreased billings due to decreased product shipments during the third quarter of fiscal 2010.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The decrease in accrued liabilities was primarily due to the timing of payments for employee compensation.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenue while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $37.7 million for the nine months ended October 30, 2010 which was primarily due to net purchases of marketable securities of $26.8 million, purchases of software, equipment and leasehold improvements of $9.8 million and investments in privately held companies for $1.0 million.

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

Cash flows from financing activities

Net cash provided by financing activities was $3.0 million in the nine months ended October 30, 2010 which was due to proceeds from the exercise of employee stock options and stock purchase rights.

Net cash provided by financing activities was $1.9 million in the nine months ended October 31, 2009, which was due to $1.7 million of proceeds from exercises of employee stock options and employee stock purchases and $0.2 million of excess tax benefit from share-based compensation.

While we generated cash from operations in fiscal 2010, 2009 and 2008 and in the first nine months of fiscal 2011, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our cash, cash equivalent and marketable security balances to fluctuate.

Our marketable securities consist primarily of corporate commercial paper, corporate bonds and US agency notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 30, 2010 (in thousands):

	Payments Due by Period
	Remainder of Fiscal	Fiscal	Fiscal	Fiscal 2016
Contractual Obligations	2011	2012 - 2013	2014 - 2015	and Thereafter	Total
Operating leases	$759	$4,180	$1,545	$2,121	$8,605
Non-cancelable purchase orders	27,920	—	—	—	27,920
	$28,679	$4,180	$1,545	$2,121	$36,525

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

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

Interest rate sensitivity:  At October 30, 2010 and January 30, 2010, we held approximately $173.8 million and $146.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

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

As of October 30, 2010, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates other than the Israeli shekel.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of October 30, 2010, we had foreign exchange forward contracts with notional amounts of $5.8 million in place to hedge certain forecasted Israeli shekels denominated operating expenses, primarily payroll related expenses of our Israel operation.  These contracts are designated as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  We will remain exposed to foreign exchange risk.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Japanese Yen, Singapore dollar and Taiwan dollar.  Additionally, we also have certain intercompany balances denominated in foreign currencies.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at October 30, 2010, the fair value of these foreign currency amounts would decline by $0.6 million.

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

As of October 30, 2010, the end of the period covered by this quarterly report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 30, 2010.

During the third quarter ended October 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

For the three months ended October 30, 2010, Gemtek and Motorola accounted for 29% and 24%, respectively, of our net revenue.  For the three months ended October 31, 2009, Unihan, Motorola and Cowin accounted for 15%, 11% and 11%, respectively, of our net revenue.

Our business also depends on demand for our SoC solutions from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our SoC solutions.  These companies use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our SoCs and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our SoC solutions.  For example, a significant number of our SoCs are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our recent acquisition of CopperGate.  A significant percentage of the SoC solutions sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our SoC solutions have had significant fluctuations in demand which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our SoC solutions, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For the three months ended October 30, 2010, sales of our SoCs represented 99.5% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our SoCs.  The smaller SoC size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our SoCs, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency.  In the past, we have experienced difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of October 30, 2010, we held 90 patents and these patents will expire within the next four to twenty years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010 and net income of $6.7 million in the first nine months of fiscal 2011.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in first nine months of fiscal 2011, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense, and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations.  We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future.  In addition, in order to complete acquisitions, we may issue equity securities and incur debt, which would result in dilution to our existing shareholders and could negatively impact profitability.

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

The volatile global economy could negatively affect our business, results of operations and financial condition.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products and other related matters.  Consequently, demand for our products could be different from our expectations due to factors including:

•	changes in business and economic conditions, including conditions in the credit market that could negatively affect consumer confidence;

•	customer acceptance of our products and those of our competitors;

•	changes in customer order patterns including order cancellations; and

•	reductions in the level of inventory our customers are willing to hold.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the first nine months of fiscal 2011, we derived 94% of our revenue from customers outside of North America.  We also have significant international operations, including an operation center in Singapore, research and development facilities in France, Canada, Denmark and Japan, a sales office in Taiwan, and a sales and distribution facility in Hong Kong.  In November 2009, we completed the acquisition of CopperGate Communications Ltd., and as a result, added substantial operations in Israel.  Our substantial operations in Israel and the Middle East expose us to increased risks, including a disruption to our business as a result of political, economic and military instability.  Additionally, we contract with companies in Asia and Europe for customer and product support.

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

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in 2008.  We integrated the operations of CopperGate into our enterprise resource management system in the third quarter of fiscal 2011.  Any integration efforts could be costly and time consuming.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

If credit market conditions deteriorates further, it could have a material adverse impact on our investment portfolio.

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

                As a result of our acquisition of CopperGate, we have engineering facilities, corporate and sales support operations and, as of October 30, 2010, we had 130 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

During fiscal 2009, we established a foreign operating subsidiary in Singapore.  We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate has been and is expected to continue to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

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

As we add significant operations in locations other than our headquarters, our controls must be effectively extended to those locations which involves additional attention from us and expense to implement proper controls and monitor their effectiveness.  For example, we added significant operations in Israel as a result of our acquisition of CopperGate in November 2009.  We must integrate CopperGate’s operations and its substantial number of employees into our operations and transition their enterprise systems into our existing systems.  For the year ended January 30, 2010, we utilized the one-year phase-in period for operations of a material acquisition under applicable internal control over financial reporting regulations.  Until we have fully integrated CopperGate into our internal control over financial reporting, we may identify material weaknesses relating to CopperGate’s controls that existed at the time of the acquisition and we may not be able effectively integrate CopperGate’s internal control into our internal control framework, either of which could cause us to identify material weaknesses in our internal control over financial reporting in future periods.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $13.00 on March 4, 2010 to a low of $9.42 on July 7, 2010 during the nine months ended October 30, 2010.  During fiscal 2010, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 4.  (Removed and Reserved)

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
Date: December 7, 2010
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