Form 10-K
period 2010-12-31
SIGMA DESIGNS INC
filed 2011-03-28
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
__________

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 29, 2011

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

Yes  ☐               No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on July 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320,530,000 based on the closing sale price of $10.24 per share on that date.  Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,680,277 shares of the Registrant’s Common Stock outstanding on March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement to be filed on or before May 27, 2011 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Shareholders.

Sigma Designs, Inc.
2011 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our” or “Sigma.”

This Form 10-K for the year ended January 29, 2011 contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

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

PART I

ITEM 1.          BUSINESS

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We offer four separate product lines: media processor, home networking, video image processors and home control and energy management automation products.  Each of these product lines contributes to our fully integrated SoC offerings.  We sell our products into four primary markets which are the internet protocol television, or IPTV, media processor market, the connected home market, the connected media player market and the prosumer and industrial audio/video market.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to as our other market.

Products

Our media processor product line represents a family of SoC solutions that combine our semiconductors and software and are a critical component of multiple consumer applications that process digital video and audio content, including IPTV, connected media players and portable media players.  Our media processors provide high definition digital video decoding for multiple compression standards, graphics acceleration, audio decoding and display control.  Our software provides control of media processing and system security management.  Together, our media processor semiconductors and software form a complete SoC solution that we believe provides our customers with a foundation to efficiently develop feature-rich consumer entertainment products.

Our home networking product line consists of our wired networking solutions based on HomePNA, or HPNA, HomePlug AV, or HPAV, and G.hn standards, and wireless connectivity solutions based on Ultra-wideband, or UWB, technology.  HPNA and HPAV are currently the leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines.  G.hn is the next generation ITU standard ratified in 2010 to create a unified global standard across coaxial cables, phone lines and power lines.  Products based on these technologies enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver IPTV solutions and other media-rich applications such as HDTV, VoIP and fast internet throughout the home.  Our wireless connectivity solutions, sold under the CoAir brand, provide a high bandwidth radio frequency, or RF, communication solution based on the WiMedia standard to enable connectivity of high definition video and audio signals for convenience of interconnecting TVs, PCs and other consumer electronic products.

Our video image processor product line, sold under the VXP brand, consists of standalone high performance semiconductors that provide studio-quality video output for professional and prosumer applications.  These applications include audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  This technology provides a substantial feature enhancement for mainstream consumer applications.

Our home control and energy management automation product line consists of wireless transceiver devices along with a mesh networking protocol sold under the Z-Wave brand name.  Our Z-Wave products utilize a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable connected home security, monitoring and automation solution.

Target Markets

Our four primary target markets are the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video markets.

IPTV Media Processor Market: The IPTV media processor market consists of consumer and commercial products, primarily set-top boxes, which receive and distribute streaming video and audio using IP.  We serve this market primarily with our media processor product line. We believe we are the leading provider of high definition digital media processor SoCs for set-top boxes in the IPTV media processor market in terms of units shipped.  Our products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our chipsets are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Duetsche Telecom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address the carriers' specific requirements regarding features and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

Connected Home Market: The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, voice over IP, or VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired and wireless home networking and home control and energy management automation products.  Our wired networking products use three technologies, HPNA, HPAV and G.hn.  Our HPNA products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters by leading OEMs, such as Pace, Cisco Systems and Motorola.  Set-top boxes containing our products are deployed globally, primarily in North America, by telecommunications carriers such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  Our wireless products use two technologies, Z-Wave and UWB.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.  Our UWB products target high definition audio/video, or HDAV, speaker and home networking solutions over coaxial cables and wirelessly.  To date, we have not generated significant revenue from our products based on HPAV and UWB technologies and we have generated no revenue from our recently introduced products based on G.hn technology.

Connected Media Player Market: The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, wireless streaming PC to TV/projector devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  We target this market with our media processor product line.  Our media processor SoCs are used by consumer electronics providers, such as Netgear, Sony and Western Digital in applications such as DMAs, Blu-ray DVD players, and other connected media player devices.

Prosumer and Industrial Audio/Video Market: The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our VXP video image processor product line.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Harris, Panasonic, Polycom and Sony.

 We also sell products into other markets such as the HDTV and PC-based add-in markets.  We derive minor revenue from sales of our products into these other markets.

We have been providing video and audio semiconductor solutions for over 15 years.  We began volume shipments in January 2006 of our SMP8630 series, our fourth generation SoC solution serving the IPTV, connected media player and HDTV markets and began shipments of our next generation SMP8650 series in January 2009.  Volume shipments of our acquired HPNA connectivity solutions began in 2006.  Volume shipments of our acquired VXP solutions began in 2003.

Industry Background

The growth of the internet, proliferation of rich multimedia content, advances in communications infrastructure, digital video and audio compression technologies, home networking technologies, and improvements in television displays have resulted in significant demand for our products in the markets that we primarily target, which are the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video.

Our IPTV media processor target market is driven by service providers, primarily telecommunication service providers, who utilize video servers and set-top box clients to deliver television services based on streaming video over broadband connections using IP.  IPTV has emerged as an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  The key challenge faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure is the limited data carrying capacity of the existing wiring.  This challenge is addressed by advanced video compression technologies along with advanced high speed communication technologies, which together overcome the capacity limitation to allow the delivery of high definition video service throughout the home.  IPTV set-top boxes currently use one of three platforms based on software developed by Microsoft or various Android and Linux providers each of which offers certain advantages and disadvantages.

In our connected home target market, devices are involved in routing digital entertainment streams to ensure that television service and other shared media resources are accessible throughout the home.  Currently, the vast majority of home networking uses wired connections to distribute entertainment streams under one of the many standards that exist.  As consumers begin to demand more from their viewing experience, we believe the ability to deliver these technologies within the home will be critical to a successful solution.  Home control products enable remote control and monitoring of a wide variety of home appliances, such as thermostats, lighting and door locks.  Our home control and energy management automation products and Z-wave protocol continue to experience increasing consumer awareness and adoption, although current worldwide penetration rates remain low.  Much of the early adoption for this technology has come from usage in new home construction.  We believe potential deployment by an increasing number of larger system integrators and service providers in the future could drive a cycle of broader adoption.  The functionality provided by the low frequency, low power solutions in this market can offer consumers cost efficient ways to monitor and conserve energy usage, protect homes from theft and damage and improve the convenience of performing certain household activities.

In our connected media player market we believe the demand for DMAs is continuing to gradually increase as these products become easier for consumers to use and increased bandwidth within homes facilitates movie downloading.  The increased demand for Blu-ray DVD players is driven primarily by the superior video and audio quality they provide relative to standard definition DVD players, the increasing availability of high definition prerecorded content, the proliferation of HDTVs enabling display of this content and the steadily declining prices of the Blu-ray DVD players and the HDTVs themselves.  Portable players remain popular in selected foreign markets, but have yet to gain popularity in the U.S.

In our prosumer and industrial audio/video market we believe demand for improved video image processing continues to increase from both industrial customers and consumers focused on high-end products, or prosumers.  These industrial and prosumer customers are increasingly expecting high-definition images, DVD content that looks like high-definition, and high quality online images.  As a result, we believe standalone and integrated video image processors are likely to be incorporated into an increasing number of video-centric products over time.

The proliferation of HDTVs is being driven by consumer demand for higher quality video, increasing availability of higher definition content, improved television displays, declining prices and various mandates to shift from analog to digital broadcast worldwide.  This is creating an opportunity for SoC suppliers to provide technology that enables consumers to enjoy multi-format content on their HDTVs including content from internet, stored video sources and Blu-ray players.

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

Our Solutions

Our SoC solutions consist of highly integrated semiconductors and software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  Our real-time software is readily customizable by our customers and is interoperable with multiple standard operating systems.  As a result, we believe our SoC solutions enable our customers to efficiently bring consumer multimedia devices to market.  We believe IPTV set-top box and connected media player designers and consumer device manufacturers select our SoC solutions because of their high performance and ease of integration.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and total system cost.

We believe our media processor SoCs have been able to deliver industry-leading performance in video decoding, graphics acceleration and audio decoding, which allows our customers to offer consumers a high-quality viewing experience.  We surround this media processing functionality with a robust security management solution, an on-chip CPU, a high-speed memory interface and complementary system peripherals.  Our VXP SoCs represent a line of video image processors that complement this core capability with studio-quality video.  Our VXP devices can be used by our customers either as standalone products or in combination with products that we sell into our other target markets, such as our SoCs for IPTV, connected media players and HDTV.  We recently introduced our SMP8910 SoC which integrates our VXP technology and our media processor technology in one SoC.

Our SoC architecture with memory components establishes a complete hardware development platform for our target applications.  We also offer a suite of real-time software that reduces the complexity of our SoC architecture and enables our customers to efficiently design consumer multimedia devices.  Our software includes an industry standard operating system, embedded software tools and development kits that enable our customers to efficiently port their software to run on our processors.

Our wired and wireless home networking SoCs are designed to provide connectivity solutions between various home entertainment products and incoming video/audio streams.  We believe these connectivity solutions give consumers additional connection choices with greater flexibility and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations.

Our wireless Z-Wave SoCs are designed to offer consumers advanced home control and energy management automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes.

Our Strengths

We have developed or acquired the core technologies, expertise and capabilities necessary to provide a complete SoC solution or platform that includes media processing, communications and control.  We believe we have the following strengths:

•
Strong Position within IPTV Media Processor and Connected Media Player Markets.  We believe we are the leading provider of digital media processor SoCs for set-top boxes in the IPTV market in terms of units shipped and a high quality provider of such SoCs in the connected media player market.  We have built this position, in part, by being one of the first media processing semiconductor providers to work extensively with IPTV set-top box manufacturers as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Additionally, through our CopperGate acquisition, we have a team that delivers the leading IPTV connectivity solution for set-top boxes and residential gateways.  Through this process, we have gained valuable insight into the challenges of our customers and carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven solutions that our competitors cannot easily replicate.

•
Highly Integrated SoC Leveraged Across Multiple Consumer Applications.  We have developed a proprietary SoC architecture that allows us to integrate high-performance digital video and audio decoding, graphics processing, security management and home audio/video networking and advanced image processing.  Our SoCs can replace a number of single function semiconductors, which significantly improves performance and lowers power consumption and total system cost to our customers.  Furthermore, all of these functions can be performed synchronously at high processing speeds, typically beyond 400 Megahertz.  Our ability to integrate these multiple functions into a single, high-speed semiconductor allows us to address many different consumer multimedia entertainment applications with the same hardware platform.

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

•
Multi-Standard Functionality.  Our SoC solutions are designed to support multiple industry standards that are used in the consumer applications we target.  For example, there are over a dozen different video and audio standards used in current consumer applications, including video standards such as H.264, MPEG-4, MPEG-2, MPEG-1 and WMV9, and audio standards such as Dolby, DTS and MP3.  Beyond this, there are a range of digital rights management security standards such as AES, RSA and MSDRM.  Additionally, there are three primary operating systems, Android, Linux and Microsoft Windows CE, each of which has its own middleware standards.  We support all of these standards.

•
Breadth and Depth of Relationships within the set-top box industry and IPTV Ecosystem.  In order to provide a complete system-level solution for the IPTV market, we have developed strong relationships with industry leaders that form the ecosystem required to deliver an end-to-end solution, from content creation to content display.  The IPTV ecosystem consists of providers of middleware, encoders and security solutions.  For middleware, server software must be successfully integrated into our products to provide effective system solutions for the service providers.  For encoders, providers such as Harmonic, Tandberg and Modulus Video (now part of Motorola) must design products that operate compatibly with digital media processors such as ours.  For security solutions, there are also a range of providers, including Microsoft, Nagra and NDS.  Our strong position in the IPTV market has enabled us to develop and maintain relationships with these providers and offer solutions that are interoperable with their products.

•
Multi-function Technology Addressing the Set-top Box Market:   We offer a broad range of products that address the set-top box market.  Various manufacturers and service providers have expanded the functionalities that are included within set-top box specifications to include wired and wireless home networking and home control and energy management products.  We believe we are well-positioned to offer solutions or platforms for each of these three technologies. Furthermore, we are in the process of integrating our VXP technology into our future media processor solutions which will allow us to enable studio-quality video output in the home.

Our Strategy

Our objective is to be the leading provider of SoC solutions used to deliver entertainment and control throughout the home.  To achieve this objective, we expect to continue to pursue the following strategies:

•
Maintain our Leadership Position in the IPTV Media Processor Market.  We have achieved a significant share in the IPTV media processor market by providing our customers with highly integrated digital media processor SoCs as well as high bandwidth network devices that provide the home connectivity.  In addition, our solutions work effectively across different platforms and standards in this market.  Furthermore, we intend to target some of the largest cable multiple system operators as a part of their anticipated technology transition to tru2way and IPTV delivery.  Tru2way is a trademark of CableLabs, which is used to describe the delivery of interactive digital cable services over the cable video network.  We intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in this end market in order to maintain our strong market share in the IPTV market as well as extend our product strengths into the next generation of set-top boxes for the cable industry.

•
Enhance our Software Advantage.  We believe our software provides a suite of capabilities that are not currently available from our competitors.  Our software is integrated and embedded into our customers' products during their product design stage.  As a result, once we are designed into our customers' product, we believe it is difficult for our competitors to displace us.  We intend to leverage our software development capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high-performance software development and customer support.

•
Increase Penetration in Connected Media Players.  We have successfully developed a strong position in the digital media adapter market as well as other related consumer products.  Our SoC solutions incorporate both hardware and software elements that enable access to internet content and interoperability with a wide range of software environments such as Adobe Flash, Google Android, Netflix and many others.  We believe our software, which fully supports the various standards and technologies required to provide internet connectivity and networking functionality, differentiates us from our competitors.  We intend to leverage our semiconductor and software expertise to develop additional SoC solutions targeted specifically towards this growing range of applications.

•
Expand our position in the Connected Home Market. We have developed unified broadband home networking technology under the G.hn standard.  We plan to use this technology to further expand our position in the connected home market. This market is fragmented into multiple standards, and we believe G.hn provides a way of unifying the demand in this market under a single standard encompassing all wired transmission media (coaxial cable, phone line and power line) in the home.  We believe that G.hn will meet or exceed performance requirements for higher throughput, reliability and robustness for next generation networked products.  We intend to expand our position with our Z-wave technology from home control to energy management automation and service provider offered value-added services, such as home monitoring, home security and remote access and control and remote health management.

•
Expand into Complementary Technologies and Products.  We will continue to evaluate opportunities to expand, whether through acquisition or internal development, into technologies and products that are complementary to the applications we currently target.  In November 2009, we acquired CopperGate, a privately held company in Israel that develops silicon-based home networking solutions enabling distribution of media-rich digital content over phone lines, coaxial cables and power lines inside the home.  In December 2008, we acquired Zensys Holdings Corporation, a privately held company that developed the Z-Wave brand of RF devices for home control and energy management automation that have demonstrated the ability to grow our home connectivity market.  We believe that the Z-Wave products will enable us to offer another layer to our value proposition to telecommunications and cable operators, thus helping us to differentiate our complete solution as competition in the marketplace increases.  In February 2008, we acquired certain assets of the VXP Group from Gennum Corporation.  We recently introduced the SMP8910 media processor, our first product to incorporate the VXP image processing technology to expand into the professional video market and add broadcast studio quality capability to our product offerings for high-volume consumer applications in IPTV set-top boxes, connected media players and HDTVs.  In 2006, we acquired Blue7, a developer of advanced UWB technologies, in order to extend our product offerings into wireless solutions for the home entertainment environment.  We believe that the combination of wireless communication technologies with our existing media processing SoC solutions will enable us to increase the value we deliver to our customers.

•
Leverage Existing Partner and Customer Relationships.  We have developed partnerships with standards and platform defining entities like Google and Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many IPTV set-top box and connected media player designers and consumer device manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customer’s product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Our Products

We offer SoCs, along with software, that enable solutions for consumer entertainment products.  We believe our line of digital media processor SoCs features industry leading performance and video/audio quality.  We complement our media processor SoCs with a suite of real-time software that enables synchronous processing of video, audio and graphics streams for a wide range of applications.  These SoCs are enhanced by the addition of various connectivity solutions including HPNA, HPAV, Z-Wave and others.  Our software is currently available under Android, Linux and Microsoft Windows CE operating systems with support for applications such as IP video streaming, video-on-demand, Blu-Ray and DVD navigation, personal-video-recording, multi-window video and terrestrial broadcast reception.  In addition, we provide reference platforms designed around our silicon and software as a convenient basis for customer development.

The following table sets forth the key performance features of, and target applications for, selected SoCs in our suite of products:

Product Series	Key Performance Features	Target Applications

SMP8910 High performance, fully integrated SoC - our fourth generation secure digital media processor aimed at the high-end digital media adapter, premium Blu-ray player and IPTV gateway market.	• •
High-definition multi-stream video decoding of MPEG-4.10
(H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2
and MPEG-2

Secure media processing with a wide variety of Digital Rights Management, or DRM and Conditional Access, or CA
• IPTV gateways • Blu-ray players • Digital media adapters

	•	Programmable audio decoding with support for all audio formats

	•	High performance 3D graphics acceleration with alpha blending and scaling
	•	Integrated VXP video processing to improve video quality of HD, SD and over-the-top content

	•	Integrated 3D Video decoding and output formatting supports wide variety of 3D video formats and 3DTVs

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Increased CPU performance (multi-core 800 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC)

SMP8670 High performance, fully integrated SoC - our third generation secure digital media processor aimed at the IPTV and hybrid set-top box market.	• •
High-definition multi-stream video decoding of MPEG-4.10
(H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and
MPEG-2

Secure media processing with a wide variety of Digital Rights Management, or DRM and Conditional Access, or CA
• IPTV set-top boxes • Hybrid set-top boxes • Digital media adapters

•	Programmable audio decoding with support for all audio formats

•	High performance 2D graphics acceleration with alpha blending and scaling

•	Display output control including de-interlacing, HDMI and NTSC/PAL

•	Increased CPU performance (750 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC)

SMP8650 High performance, fully integrated SoC - our second generation secure digital media processor aimed at the IPTV and set-top box market.	• •
High-definition multi-stream video decoding of MPEG-4.10
(H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and
MPEG-2

Secure media processing with a wide variety of Digital Rights Management, or DRM and Conditional Access, or CA
• IPTV set-top boxes • Cable set-top boxes • Digital media adapters

	•	Programmable audio decoding with support for all audio formats

	•	High performance 2D graphics acceleration with alpha blending and scaling, and 3D graphics on some versions

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Increased CPU performance (500 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC)

SMP8640 High performance, fully integrated SoC - our second generation secure digital media processor aimed at the Blu-ray and set-top box market.	• •
High-definition multi-stream video decoding of MPEG-4.10
(H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and
MPEG-2

Secure media processing with a wide variety of Digital Rights Management, or DRM and Conditional Access, or CA
• IPTV set-top boxes • Cable set-top boxes • Blu-ray players/recorders

	•	Programmable audio decoding with support for all audio formats

	•	High performance 2D graphics acceleration with alpha blending and scaling

	•	Display output control including de-interlacing, HDMI and NTSC/PAL

	•	Increased CPU performance (667 MHz) along with expanded system connectivity interfaces (Ethernet, USB, SATA, IR, IIC, SD Card)

SMP8630 High definition, fully integrated, secure digital media processor SoC - our leading product for IPTV and Blu-ray player markets.	• •
High-definition multi-stream video decoding of MPEG-4.10
(H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and
MPEG-2

Secure media processing with a wide variety of Digital Rights Management, or DRM and Conditional Access, or CA
• IPTV set-top boxes • Blu-ray players/recorders • HDTV

•	Programmable audio decoding with support for all audio formats

•	High performance 2D graphics acceleration with alpha blending and scaling

•	Display output control including de-interlacing, HDMI and NTSC/PAL

•	Integrated high performance CPU (333 MHz) and system connectivity interfaces (Ethernet, USB, IDE, IR, IIC)

EM8620L High definition digital media processor SoC - our mid-range product for multi-format applications.	•	High-definition decoding of MPEG-4.10 (H.264), SMPTE 421M (VC-1), WMV9, MPEG-4.2 and MPEG-2	• IPTV set-top boxes • Digital media adapters • HDTV
	•	Selected DRM decryption support

	•	Programmable audio decoding with support for all formats

	•	2D graphics acceleration with alpha-blending and scaling

	•	Display output control including de-interlacing and NTSC/PAL

	•	Integrated CPU, Ethernet, and IDE

CoAir® UWB dual chip solution - for A/V streaming over ethernet and coax cable, currently in customer sampling phase.	•	Based on the WiMedia® Alliance Multi-band OFDM (MBOA) PHY v1.1 and MAC v1.0 Specifications and is comprised of two devices: CoAir® RF IC (BW110) and CoAir® Baseband IC (BW401)	• IPTV set-top boxes • Cable and satellite set-top boxes • Digital media adapters • PCs and peripherals
	•	Enables adding high-speed wireless, Ethernet, and coax access to the next generation of consumer electronics products

GF9450 VXP® Studio broadcast quality 12 bit or 10 bit dual input and single or dual output image processor aimed at high end and professional markets.	• •
Provides VXP® Visual Excellence image processing for up
to 2k x 2k dual images with full processing on both image
inputs and full picture in picture capability and for up to
4k x 2k single images

High quality motion and speed adaptive de-interlacing for progressive displays
• High end HDTVs • Home Theatre • A/V Receivers • Broadcast • Video Conferencing • Medical Monitors • Digital Cinema

	•	Advanced film mode detection and compensation

	•	Adaptive 2D and 3D noise reduction

	•	Compression artifact reduction for both mosquito noise and block artifacts

	•	Adaptive detail enhancement with separate texture enhancement and control

	•	Adaptive contrast enhancement

	•	Frame rate conversion with full support for GENLOCK and frame-lock operation

	•	Comprehensive video and graphics standards support with automatic detection and adaptation

SD3301 and ZM3102 Z-Wave module with single-chip Wireless controller	•	Enables adding Z-Wave® control and status capabilities to RF remote controls, set-top boxes, CE products, and home automation, home security monitoring and home energy management products.	• RF remote control • Home automation • Home security • Home monitoring • Home energy management
	•	Wireless mesh technology eliminates RF dead spots in the home

	•	Low power consumption for long battery life

	•	Seamless interoperability between multiple vendors and applications

	•	Integration of home, entertainment, security and energy management control

CG2110 Based on the HPAV standard for video, audio, data, and voice content over the power line media.	• • • • •
Compliant with HomePlug® AV Version 1.1

Employs a unique ClearPath™ technology
- enables usage of power line wiring as a
multiple input multiple output (MIMO)
channel, thus extending coverage,
improving the network’s immunity
to noise and delivering a higher
throughput

Environmentally-friendly technology integrates
innovative features for reduced energy consumption

PHY rate up to 200 Mbps, Up to 100 Mbps effective
throughput

128-bit AES encryption with key management
• Ethernet Bridges • Broadband and Media Gateways

	•	Enhanced Quality of Service (QoS) with programmable classification filters

	•	Remote management and diagnostics for faster installation

CG3010, CG3110, CG3210 and CG3310
Based on the ITU G.9954 standard
(HPNA 3.1 specification), the CG3x family is the ideal solution for multimedia whole-home networking products; enabling “triple play” service distribution of IPTV, VoIP and high-speed internet data over existing phone wires and coax cables.
• • • • • • • •
PHY layer rate up to 320 Mbps over standard coax cables,
160 Mbps over standard phone wires

Up to 210 Mbps effective throughput (payload)

Guaranteed and prioritized QoS

Multi-band operation

Complies with ITU G.9954, HPNA 3.1

Same product supports both Master and End-Point
applications

Support for remote and local management and diagnostics

Low power consumption
• IPTV set-top boxes • Broadband and Media Gateways • Ethernet Bridges • MDU access systems

CG5110
Based on the ITU-T G.hn (G.9960/1) standard with ClearPath Extreme™ – is the only home networking solution that enables a completely self-install home entertainment network for distribution of Triple Play services over all existing wires in the home: power line, coaxial cable and phone line.
• • • • • • • •
Compliant with ITU-T G.hn
Recommendation (G.9960/1) over all existing wires: power
line, coax, and phone line

PHY rate up to 1 Gbps per medium

Plug & Play solution – auto configuration; self-install
over all three media

Employs ClearPath Extreme™ technology
- enables usage of power line as a multiple input multiple
output (MIMO) channel, thus extending coverage,
improving the network’s immunity to noise and delivering
a higher throughput

Supports enhanced algorithms for dynamic topology
detection and routing

Multi-hop relaying/repeater capability among G.hn-based
products on every wire

Supports coordination and coexistence with neighboring
networks

Intelligent Rate Adaptive algorithm to ensure optimal rate
on any channel in noisy environments
• • • • • • •
Home AV networks
3D, High definition (HD) and
Standard definition (SD)
in-home video distribution,
Multi-room DVR
Video and audio streaming
in Media Gateway (IPTV)
applications
Thin client set-top boxes
Security and surveillance
(home monitoring)
Home health care
Gaming

Our SoCs accounted for approximately 100%, 99% and 99% of our net revenue for fiscal 2011, 2010 and 2009, respectively.

The CG2110, CG3010, CG3110, CG3210, CG3310 and CG5110 products were added to our product suite as a result of the CopperGate acquisition completed in November 2009.  The VXP9450 and Z-Wave product series were added to our product suite as a result of the VXP and Zensys acquisitions completed in February and December 2008, respectively.

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

•
Porting Adaptations: This software is ported to one of our SoCs from a customer's general operating system (including Android, Linux and Microsoft Windows CE) and represents the customer's development environment.  It includes the following elements: operating system kernel, peripheral hardware drivers, such as Ethernet, USB and IDE, and a bootloader that contains system initialization and related utilities.

These software elements, used with our hardware reference design boards, are packaged into the following application specific development kits for each of our target markets:

•	MicrosoftTV set-top box kit;

•	Linux-based IPTV set-top box kit;

•	Z-Wave kit;

•	VXP kit;

•	HPNA kit;

•	Connected media player kit;

•	Digital media adapter kit;

•	Blu-ray player;

•	Microsoft Windows CE general development kit; and

•	Portable media device kit.

Customers

We sell our products principally to designers and manufacturers and to distributors who, in turn, sell to manufacturers.  Typically, when we sell to distributors, they have already received an order for our products directly from a manufacturer.  Our sales to our customers are typically accomplished on a purchase order basis.

For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue. For fiscal 2010, Motorola and Gemtek accounted for 21% and 12%, respectively, of our net revenue.  For fiscal 2009, Motorola and Cisco Systems accounted for 21% and 16%, respectively, of our net revenue.

A substantial portion of our product shipments are to customers outside of North America.  In fiscal 2011, 2010 and 2009, net revenue from our customers outside of North America accounted for 95%, 97% and 88% of our net revenue, respectively.  Revenue from our customers in Asia accounted for 93%, 89% and 76% of our net revenue in fiscal 2011, 2010 and 2009, respectively.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world.  Members of our direct sales force are based in the United States, Denmark, France, Hong Kong, Israel, Taiwan and Singapore.  Our sales are also supported by representatives, resellers and distributors in other key markets such as Brazil, China, India, Japan and Korea.

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

Competition

The market for digital media processors and network controller devices is highly competitive and is characterized by rapid technological change, evolving standards and decreasing average selling prices per unit.  We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, industry standards compatibility, software functionality, image quality, price, product support and marketing and distribution resources.

We believe our primary competitors include Broadcom Corporation, Intel, Mediatek, RealTek, ST Microelectronics and Trident for our media processors; Broadcom (through their acquisition of Gigle), Lantiq (through their acquisition of Aware), Marvell (through the acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our HPNA and HPAV products; Texas Instruments, Freescale and Ember through their Zigbee based chips for our Z-Wave products; and IDT and Marvell for our VXP products.  Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products.  We believe that other manufacturers are developing products that will compete directly with our products in the near future.

Research and Development

We focus our development efforts primarily on four areas: video/audio decoder technologies, secure media processing, home connectivity and fully integrated SoC solutions.  To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression as well as wired and wireless connectivity.  We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

We have invested, and expect that we will continue to invest, substantial resources to research and development of performance enhancements, cost reductions and additional features for future generations of Motion Picture Expert Group, or MPEG, and other multimedia technologies.  During fiscal 2011, 2010 and 2009, our research and development expenses were $77.3 million, $52.6 million and $43.6 million, respectively.

We have assembled a large team of experienced engineers and technologists.  As of January 29, 2011, we had 396 research and development employees.  These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of January 29, 2011, we held 90 issued patents and we had 68 patent applications pending for our technology.  The expiration dates of these patents are within the next four to nineteen years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, to fulfill the majority of our semiconductor fabrication needs, including SoC manufacturing.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price.  Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.

Assembly and test

Once our wafers have been manufactured, they are shipped from TSMC and our other third-party foundries to sort, assembly and test facilities where they are sorted, packaged and tested.  Generally, we store our sorted die in our die bank and only package the products for sale when we book an order.  We outsource all packaging and testing of our products to third-party assembly and test facilities, primarily to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan.  Our products are designed to use low-cost, standard packages and to be tested with widely available test equipment.

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service to ensure customer satisfaction.  We also rely on in-depth simulation studies, design review and verification during our design phase, bench testing to perform design validation, product reliability qualification to verify the product’s quality and manufacturing testing when the products are in production.  To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  ASE, UMC and TSMC have been awarded ISO 9000 certificates.

Backlog

The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of January 29, 2011, we had 592 full-time employees worldwide, including 396 in research and development, 101 in sales and marketing, 75 in general and administration and 20 in operations and quality assurance.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of March 4, 2011:

Name	Age	Position
Thinh Q. Tran	57	Chairman of the Board, President and Chief Executive Officer

Thomas E. Gay III	62	Chief Financial Officer and Secretary

Sal Cobar	57	Vice President, Worldwide Sales and Business Development

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

Mr. Cobar has served as our Vice President, Worldwide Sales and Business Development since April 2010.  From May 2002 to April 2010, Mr. Cobar served as the Vice President of Worldwide Sales for Silicon Image, a leading developer of secure cores for high definition displays, where he founded the HDMI business for the television, set-top box, PC and AVR markets, drove successful design wins, penetrated consumer electronic markets and played a fundamental role in driving the company’s growth.

There are no family relationships among any of our directors and executive officers.

ITEM 1A .	RISK FACTORS

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

For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue.  For fiscal 2010, Motorola and Gemtek accounted for 21% and 12%, respectively, of our net revenue.  For fiscal 2009, Motorola and Cisco Systems accounted for 21% and 16%, respectively, of our net revenue.

Our business also depends on demand for our SoC solutions from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our SoC solutions.  Large carriers companies often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our SoCs and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our SoC solutions.  For example, a significant number of our SoCs are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our acquisition of CopperGate.  A significant percentage of the SoC solutions sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our SoC solutions have had significant fluctuations in demand which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our SoC solutions, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2011, sales of our SoCs represented approximately 100% of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

Highly complex products, such as those that we offer, frequently contain defects, particularly when they are first introduced or as new versions are released.  Our SoCs contain highly sophisticated silicon technology and complex software.  In the past we have experienced, and may in the future experience, defects in our products, both with our SoCs and the related software products we offer.  If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers.  In addition, these defects could interrupt or delay sales or shipment of our products to our customers.  Manufacturing defects may not be detected by the testing process performed by our subcontractors.  If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product returns or recalls, harm to our reputation and a decline in our net revenue, income from operations and gross margins.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 29, 2011, we held 90 patents and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV media processor, connected home, connected media player and prosumer and industrial audio/video.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss in fiscal 2006 and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010 and net income of $9.1 million in fiscal 2011.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2011, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2011, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations, including operations in Israel, sales centers in Singapore and Taiwan, research and development facilities in Canada, France, Japan and Vietnam, a sales and research and development office in Denmark, and a sales and distribution facility in Hong Kong.

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

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, to produce substantially all of our SoCs.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC or UMC may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

If credit market conditions deteriorate further, it could have a material adverse impact on our investment portfolio.

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

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our semiconductor products into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced seasonality to date in sales of our products due to the overall growth in demand for our semiconductor products, we may, in the future, experience lower sales in our first fiscal quarter and higher sales in our second fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets into which we sell a portion of our products.  As a result, our operating results may vary significantly from quarter to quarter.

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our SoC products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

We use a single wafer foundry to manufacture a substantial majority of our products and a single source to assemble and test substantially all of our products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our SoC requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly.  In order to bring any new foundries on-line, we and our customers would need to qualify their facilities which process could take as long as several months.  Once qualified, each new foundry would then require an additional number of months to actually begin producing SoCs to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors.  Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, corporate and sales support operations and, as of January 29, 2011, we had 136 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

As a global company, we are subject to taxation in Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•	changes in the valuation of our deferred tax assets;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in stock-based compensation expense;

•	changes in generally accepted accounting principles; and

•	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

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

 Failure to maintain effective internal controls over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K. Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011 and concluded that our internal control over financial reporting was effective.  Please see Item 9A. Controls and Procedures.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Our headquarters, certain of our other facilities, and some of our suppliers and third-party manufacturers are located in active earthquake zones.  Earthquakes, tsunamis or other types of natural disasters affecting us, our suppliers or manufacturers could cause resource shortages and production delays, which would disrupt and harm our business, results of operations and financial condition.

We are headquartered in the San Francisco Bay Area, have several research and development and sales offices in Japan and outsource most of our manufacturing to Taiwan.  Each of these areas is an active earthquake zone, and certain of our suppliers and third-party manufacturers conduct operations in the same regions or in other locations that are susceptible to natural disasters.  While we have not yet been impacted by the recent catastrophic earthquake and tsunami in Japan, any further devastation to this region could result in production delays or supply shortages.  The occurrence of a natural disaster, such as an earthquake, tsunami or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us, our suppliers or our third-party manufacturers could cause a significant interruption in our production, business, damage or destroy our facilities or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $15.02 on January 18, 2011 to a low of $9.42 on July 7, 2010 during fiscal 2011.  During fiscal 2010, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009.  This volatility is often unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2012.  We also lease an approximately 31,000 square foot facility in Tel-Aviv, Israel that is used for our Israel operation.  We have the right to renew the lease for the Israel facility until December 14, 2016.  We also lease facilities for sales offices in Singapore and Taiwan and a warehouse and sales office in Hong Kong.  Additionally, we lease facilities for research and development in Canada, France, Japan, Vietnam and San Diego, California and a facility for sales and research and development in Denmark.

ITEM 3.	LEGAL PROCEEDINGS

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

First fiscal quarter	$13.00	$10.40	$15.88	$9.59
Second fiscal quarter	12.38	9.42	17.63	12.63
Third fiscal quarter	11.69	9.44	17.45	11.95
Fourth fiscal quarter	15.02	11.08	12.61	9.95

As of March 4, 2011, we had approximately 164 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 16 to our consolidated financial statements.

The following graph show the value of a $100 cash investment on the last business day of fiscal year 2006 in (i) our Common Stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	Cumulative Total Returns
	January 2006	January 2007	January 2008	January 2009	January 2010	January 2011
Sigma Designs, Inc.	$100.00	$147.98	$276.41	$62.47	$67.91	$85.15
NASDAQ Composite Index	100.00	109.00	107.45	66.46	97.13	123.13
NASDAQ Electronic Components Index	$100.00	$91.45	$87.22	$51.31	$80.03	$106.48

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, and the consolidated balance sheets data as of January 29, 2011 and January 30, 2010 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended February 2, 2008 and February 3, 2007 and the consolidated balance sheets data as of January 31, 2009, February 2, 2008 and February 3, 2007 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
(In thousands, except per share data)	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Net revenue	$286,915	$206,083	$209,160	$221,206	$91,218
Income from operations	12,917	3,201	25,619	57,301	5,857
Net income	9,147	2,455	26,423	70,209	6,244
Basic net income per share	0.29	0.09	0.98	2.73	0.28
Diluted net income per share	$0.29	$0.09	$0.95	$2.46	$0.24

(In thousands)	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Working capital	$163,196	$165,990	$175,329	$263,178	$38,784
Total assets	459,239	423,897	330,947	379,466	76,084

Total shareholders' equity	$398,041	$368,822	$305,250	$345,592	$52,972

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations data above (in thousands):

	Fiscal Years Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Supplemental Data on Stock-based Compensation
Expense:
Cost of revenue	$560	$358	$359	$559	$380
Research and development	6,745	5,334	5,294	3,577	2,815
Selling and marketing	2,094	1,861	2,115	1,005	825
General and administrative	3,178	1,240	4,905	2,068	1,246
	$12,577	$8,793	$12,673	$7,209	$5,266

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Overview

We are a leading fabless provider of highly integrated system-on-chip, or SoC, solutions that are used to deliver multimedia entertainment throughout the home.  We offer four separate product lines: media processors, home networking products, video image processors and home control and energy management automation products.  Each of these product lines contributes to our fully integrated SoC offerings.  We sell our products into four primary target markets: the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video markets.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to as our other market.

IPTV Media Processor market:

The IPTV media processor market consists of consumer and commercial products, primarily set-top boxes, which receive and distribute streaming video and audio using IP.  We serve this market primarily with our media processor product line.  We believe we are the leading provider of high definition digital media processor SoCs for set-top boxes in the IPTV media processor market in terms of units shipped.  Our products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our chipsets are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Duetsche Telecom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address the carriers' specific requirements regarding features and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

Connected Home market:

The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, voice over IP, or VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired and wireless home networking and home control and energy management automation products.  Our wired networking products use three technologies, HPNA, HPAV and G.hn.  Our HPNA products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters by leading OEMs, such as Pace, Cisco Systems and Motorola.  Set-top boxes containing our products are deployed globally, primarily in North America, by telecommunications carriers such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  Our wireless products use two technologies, Z-Wave and UWB.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.  Our UWB products target high definition audio/video, or HDAV, speaker and home networking solutions over coaxial cables and wirelessly.  To date, we have not generated significant revenue from our products based on HPAV and UWB technologies and we have generated no revenue from our recently introduced products based on G.hn technology.

Connected Media Player market:

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, wireless streaming PC or IP to TV devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  We target this market with our media processor product line.  Our media processor SoCs are used by consumer electronics providers, such as Netgear, Sony and Western Digital in applications such as DMAs, Blu-ray DVD players, and other connected media player devices.

Prosumer and Industrial Audio/Video market:

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

Our SoC Solutions

Our SoC solutions consist of highly integrated semiconductors and software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  As a result, we believe our SoC solutions enable our customers to efficiently bring consumer multimedia devices to market.  We believe IPTV set-top box and connected media player designers and consumer device manufacturers select our SoC solutions because of the compelling nature of their performance and ease of integration.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and cost.

We sell our SoC solutions into each of our primary target markets.  For fiscal 2011 and 2010, we derived nearly 100% and 99%, respectively, of our net revenue from our SoC solutions.

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

Many of our target markets are characterized by intense price competition.  The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, volume order discounts, mix of product sales, amount of development revenue and provisions for inventory obsolescence.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or US GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Note 1 to consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  We consider the accounting policies described below to be our critical accounting policies.  These critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies.

Revenue recognition:  We derive our revenue primarily from three principal sources: product sales and, to a lesser extent, product development contracts and service contracts.  We recognize revenue for product sales and service contracts when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales to OEMs, distributors and end users is recognized upon shipment when shipping terms are FOB shipping point, and revenue is deferred when we cannot reasonably estimate the amount of returns or where collectability is not assured.  When revenue is deferred, it is subsequently recognized when collection becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that the associated revenue is recognized.

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

Critical estimates in valuing intangible assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and expected cash flows from completed projects; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Valuation of Goodwill and Intangible Assets:   We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  An impairment charge is recorded if the carrying value exceeds the assets’ fair value.  Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are tested for impairment annually or if certain impairment indicators are identified.  We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets is not recoverable.  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740, Income Taxes, provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Valuation of inventories:  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted unit sales by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we will write off inventories that are obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Stock-based compensation:  We estimate the fair value of stock-based payment awards on the date of grant utilizing an option-pricing model, which is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).  Option-pricing models have been developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value.  In our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options.  Although the fair value of employee stock options is determined using an option-pricing model, the determined fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation of marketable securities:  Our marketable securities primarily include certificates of deposit, corporate commercial paper, corporate bonds, money market funds and US agency discount notes.  Short-term marketable securities represent highly liquid debt instruments with a remaining maturity date at acquisition date of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  Our marketable securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity.  Any gains and losses on the sale of marketable securities are determined on a specific identification basis.

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

Accounts receivable:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing our allowance for bad debt, we review the customer's payment history and information regarding their credit worthiness.  In establishing our allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2011, 2010 and 2009, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.3 million, $0.5 million and $0.9 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Results of Operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	% of	January 30,	% of	January 31,	% of
	2011	Net revenue	2010	Net revenue	2009	Net revenue
Net revenue	$286,915	100%	$206,083	100%	$209,160	100%
Cost of revenue	146,271	51%	114,381	56%	108,606	52%
Gross profit	140,644	49%	91,702	44%	100,554	48%
Operating expenses:
Research and development	77,270	27%	52,644	25%	43,558	21%
Sales and marketing	31,712	11%	17,617	9%	12,101	6%
General and administrative	18,745	7%	18,240	9%	17,705	8%
Acquired in-process research and development	—	—	—	—	1,571	1%
Total operating expenses	127,727	45%	88,501	43%	74,935	36%
Income from operations	12,917	4%	3,201	1%	25,619	12%
Interest and other income, net	2,183	1%	1,906	1%	5,698	3%
Impairment of investment	(5,203)	(2%)	—	—	—	—
Income before income taxes	9,897	3%	5,107	2%	31,317	15%
Provision for income taxes	750	0%	2,652	1%	4,894	2%
Net income	$9,147	3%	$2,455	1%	$26,423	13%

Net revenue

Our net revenue for fiscal 2011 increased $80.8 million, or 39%, compared to fiscal 2010.  This increase in revenue for fiscal 2011 was primarily due to a 100% increase in units shipped partially offset by a 30% decrease in ASP across all product lines.  The increase in units shipped for fiscal 2011 was primarily the result of shipments of our home networking products, the majority of which we added to our product line in the fourth quarter of fiscal 2010, and increased shipments of our prosumer and industrial audio/video products, or VXP, due to increased orders from our existing customers in the VXP market.  The decline in ASP for fiscal 2011 was primarily the result of shipments of our home networking products which have lower ASPs than our media processor and VXP products.

Our net revenue for fiscal 2010 decreased $3.1 million, or 1%, compared to fiscal 2009.  This decrease in revenue for fiscal 2010 was primarily due to a 19% decline in the average selling price of our SoCs which was partially offset by a 21% increase in SoC units shipped.  The decline in average selling prices, or ASPs, and increase in shipments of SoCs, was primarily the result of shipments to our larger customers, who achieved cumulative volume pricing discounts on purchases of our products as well as shipments of our home networking products, the majority of which we added to our product line in the fourth quarter of fiscal 2010, and which have lower ASPs than our media processor and VXP products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV media processor market, connected home market, the connected media player market and the prosumer and industrial audio/video market.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to as our other market.

Our net revenue from sales into the connected home market increased in absolute dollars and as a percentage of total net revenue in fiscal 2011 primarily due to the addition of the product line we acquired through our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	% of	January 30,	% of	January 31,	% of
	2011	Net revenue	2010	Net revenue	2009	Net revenue
IPTV media processor	$137,281	48%	$134,856	65%	$164,334	79%
Connected home	94,785	33%	18,512	9%	876	*
Connected media player	39,627	14%	44,636	22%	30,069	14%
Prosumer and industrial audio/video	15,035	5%	7,221	4%	8,099	4%
Other	187	*	858	*	5,782	3%
Net revenue	$286,915	100%	$206,083	100%	$209,160	100%

* The percentage of net revenue is less than one percent.

IPTV media processor market:  For fiscal 2011, net revenue from sales of our SoC solutions, primarily our SMP8630 and SMP8650 SoC series, into the IPTV media processor market increased $2.4 million, or 2%, from fiscal 2010.  This increase was attributable to improved demand in our IPTV market that was partially offset by declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products.  Our revenue from the IPTV market as a percentage of our total net revenue decreased by 17% for fiscal 2011 compared to fiscal 2010 as a result of the increase in net revenue from the connected home market.

For fiscal 2010, net revenue from sales of our SoC solutions, primarily our SMP8630 SoC series, into the IPTV media processor market decreased $29.5 million, or 18%, from fiscal 2009.  This decline was attributable to weakness in demand as a result of the general economic downturn and declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products.  Our revenue from the IPTV media processor market as a percentage of our total net revenue decreased by 14% for fiscal 2010 compared to fiscal 2009 as a result of these factors and also due to the increase in net revenue for our connected media player and connected home markets.

Connected home market:  Prior to the second quarter of fiscal 2010, we referred to the connected home market as the wireless target market.  We believe the connected home market that we currently address with our home networking and home control and energy management automation product lines more accurately describes our target market.  For fiscal 2011, net revenue from sales of our products into the connected home market increased $76.3 million, or 412%, from fiscal 2010.  This increase was primarily the result of our acquisition of CopperGate in the fourth quarter of fiscal 2010.  For the same reason, our percentage of net revenue from sales into the connected home market increased by 24% as a percentage of our total net revenue for fiscal 2011.  We expect revenue from our connected home market to fluctuate in future periods based on changes in ASP and inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers, and competitive market pressures.

For fiscal 2010, net revenue from sales of our products into our connected home market increased $17.6 million compared to fiscal 2009.  This increase was the result of our acquisition of CopperGate in the fourth quarter of fiscal 2010 and Zensys Holdings Corporation in December 2008.  For the same reason, our percentage of net revenue from sales into the connected home market increased to 9% in fiscal 2010 as a percentage of our total net revenue compared to a minimal percentage in fiscal 2009.

Connected media player market:  For fiscal 2011, net revenue from sales of our products to the connected media player market decreased $5.0 million, or 11%, from fiscal 2010.  This decrease was primarily attributable to a decrease in ASP for sales of our SoCs to customers who incorporate our SoCs into digital media adapters as these customers achieved cumulative volume pricing discounts on purchases of our products.  Our revenue from the connected media player market as a percentage of our total net revenue for fiscal 2011 compared to fiscal 2010 decreased by 8%, primarily as a result of the increase in revenue from our connected home market.

For fiscal 2010, net revenue from sales of our products to the connected media player market increased $14.6 million, or 48%, from fiscal 2009.  The increase was primarily attributable to increased unit sales of our SoCs to customers who incorporate our SoCs into digital media adapters.  For the same reason, our revenue from the connected media player market as a percentage of our total net revenue for fiscal 2010 increased 8% compared to fiscal 2009.

Prosumer and industrial audio/video market:  For fiscal 2011, net revenue from sales of our products into the prosumer and industrial audio/video market increased $7.8 million, or 108%, from fiscal 2010.  The increase was attributable to an increase in units shipped primarily due to strengthening demand from our existing customers and our continued effort to expand into this market.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue increased by 1% for fiscal 2011 compared to fiscal 2010.

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

Other markets:  Our other markets consist of HDTV, PC add-in boards, development contracts, services and other ancillary markets.  For fiscal 2011, net revenue decreased $0.7 million, or 78%, compared to fiscal 2010.  The decrease was primarily due to lower engineering development fees for customization of our SoCs and a decline in sales of our SoCs to customers who incorporate our products into HDTVs.  For fiscal 2010, net revenue from this market decreased $4.9 million, or 85%, compared to fiscal 2009.  The decrease was primarily due to lower engineering development fees for customization of our SoCs and a decline in sales of our SoCs to customers who incorporate our products into HDTVs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	% of Net	January 30,	% of Net	January 31,	% of Net
	2011	revenue	2010	revenue	2009	revenue
SoCs	$285,544	100%	$204,613	99%	$207,096	99%
Other	1,371	*	1,470	1%	2,064	1%
Net revenue	$286,915	100%	$206,083	100%	$209,160	100%

*     The percentage of net revenue is less than one percent.

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video markets.  The increase of $80.9 million, or 40%, in fiscal 2011 compared to fiscal 2010 was due primarily to a 100% increase in units shipped partially offset by a 30% decrease in ASP.  Both the increase in units shipped and the decline in ASP for fiscal 2011 were primarily the result of shipments of home networking products which we added to our product line in the fourth quarters of fiscal 2010 as a result of the CopperGate acquisition and which have lower ASPs than our media processor and VXP products.

The decrease of $2.5 million, or 1%, in net revenue from SoCs for fiscal 2010 compared to fiscal 2009 was due primarily to a 19% decline in ASP of our SoCs which was partially offset by a 21% increase in SoC units shipped.  The decline in ASP was primarily the result of shipments of our home networking products which we added to our product line in the fourth quarter of fiscal 2010 as a result of the CopperGate acquisition and which have lower ASPs than our media processor and VXP products and the result of shipments of our media processor products to customers, who achieved cumulative volume pricing discounts.  The increase in SoC units shipped was primarily due to a higher volume of units shipped for our home networking and home control and energy management automation products as a result of our CopperGate and Zensys acquisitions and, to a lesser extent, our connected media player products.

Other:  We derive revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

Prior to the first quarter of fiscal 2011, we reported our net revenue by geographic region based on billing location.  We believe reporting based on ship-to location provides more relevant information about our customer base.  Our net revenue by geographic region for the comparative periods has been reclassified based on the ship-to location of our customers.  The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	% of	January 30,	% of	January 31,	% of
	2011	Net revenue	2010	Net revenue	2009	Net revenue
Asia	$266,065	93%	$184,135	89%	$159,635	76%
North America	13,454	5%	6,045	3%	25,040	12%
Europe	7,101	2%	15,875	8%	24,439	12%
Other regions	295	*	28	*	46	*
Net revenue	$286,915	100%	$206,083	100%	$209,160	100%

*     The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $81.9 million, or 44%, for fiscal 2011 compared to fiscal 2010.  Our net revenue from Asia increased 4% as a percentage of our total net revenue for fiscal 2011 compared to fiscal 2010.  The increases in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue were primarily attributable to an increase in revenue from China which resulted primarily from the increase in shipments of our home connectivity products as a result of our CopperGate acquisition in the fourth quarter of fiscal 2010.

As a percentage of total net revenue by country in the Asia region, China, including Hong Kong, represented 81% in fiscal 2011 and 82% in fiscal 2010.

Our net revenue in absolute dollars from Asia increased $24.5 million, or 15%, in fiscal 2010 compared to fiscal 2009.  Our net revenue from Asia increased 13% as a percentage of our total net revenue for fiscal 2010 compared to fiscal 2009.  The increase in net revenue from Asia in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an increase in revenue from customers in Taiwan and China which was primarily attributable to customers shifting their production orders from contract manufacturers located in Europe to contract manufacturers in those countries.  In addition, in fiscal 2010, net revenue from Taiwan increased due to a customer ramping production of their DMA product.  This increase in both absolute dollars and as a percentage of our total net revenue was partially offset by a decline in the ASPs of our SoCs.

The following table sets forth the percentage of net revenue from countries in the Asia region that accounted for over 10% of net revenue:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
China, including Hong Kong	81%	82%	68%

North America:  Our net revenue in absolute dollars from North America increased $7.4 million, or 123%, for fiscal 2011 compared to fiscal 2010.  Our net revenue from North America increased 2% as a percentage of our net revenue for fiscal 2011 compared to fiscal 2010.  The increases in our net revenue from North America in both absolute dollars and as a percentage of our net revenue were primarily attributable to increased demand in North America for our SoC solutions for our Z-Wave and VXP products.

Our net revenue in absolute dollars from North America decreased $19.0 million, or 76%, for fiscal 2010 compared to fiscal 2009.  Net revenue from North America decreased 9% as a percentage of total net revenue for fiscal 2010 compared to fiscal 2009.  The decrease in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable to customers who incorporate our products into their finished goods placing their orders through contract manufacturers located outside of North America.

For fiscal 2011, our net revenue generated outside North America was 95% of our net revenue, compared to 97% in fiscal 2010 and 88% in fiscal 2009.  The overall trend has been for companies located in North America who incorporate our products into their finished products to move their production orders to large designers and manufacturers located in the Asia region.  We expect our revenue from North America in any given year to fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their finished products.

Europe:  Our net revenue in absolute dollars from Europe decreased $8.8 million, or 55%, for fiscal 2011 compared to fiscal 2010.  The majority of the decrease in our net revenue from Europe in both absolute dollars and as a percentage of our total net revenue was attributable to certain European customers moving their production to Asia and, to lesser extent, a decline in demand for our products from a customer located in Europe.  Our net revenue from Europe decreased 6% as a percentage of our total net revenue for fiscal 2011 compared to fiscal 2010.  The decrease in our net revenue from Europe as a percentage of our total net revenue was primarily attributable to an increase in revenue from Asia which resulted primarily from the increase in shipments of our home connectivity products as a result of our CopperGate acquisition in the fourth quarter of fiscal 2010.

Our net revenue in absolute dollars from Europe for fiscal 2010 decreased $8.6 million, or 35%, compared to fiscal 2009.  Our net revenue from Europe decreased 4% as a percentage of our total net revenue for fiscal 2010 compared to fiscal 2009.  The decrease in our net revenue from Europe in both absolute dollars and as a percentage of our total net revenue was primarily attributable to an IPTV media processor customer who incorporates our products into their finished goods moving their production orders to contract manufacturers located in Asia starting in the third quarter of fiscal 2009, a decrease in demand for our IPTV media processor customers as a result of the general economic downturn and the impact of declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products.

We expect our net revenue from Europe in any given period to fluctuate depending on whether our customers place their orders locally or through their overseas manufacturers who incorporate our SoCs into their final products.

No individual country in Europe accounted for 10% or more of our net revenue in fiscal 2011, fiscal 2010 or fiscal 2009.

Major Customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
Customer	2011	2010	2009

Motorola	24%	21%	21%
Gemtek	23%	12%	*
Cisco Systems	*	*	16%

*     Net revenue from customer was less than 10% of our net revenue.

Gross profit and Gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	%	January 30,	%	January 31,
	2011	change	2010	change	2009
Gross profit	$140,644	53%	91,702	-9%	$100,554
Gross margin	49%		44%		48%

Our gross profit increased $48.9 million, and gross margin increased 5 percentage points for fiscal 2011, compared to fiscal 2010.  These increases were due primarily to a 40% decline in our average cost per SoC during fiscal 2011 which were partially offset by a 30% decline in our ASP per SoC.  The decline in our average cost per SoC was primarily due to the increase in units shipped for our home connectivity products, which have a lower average cost than our media processor and VXP products, and a $4.8 million reduction in the mark-up on inventories purchased through our acquisitions of CopperGate and Zensys as the majority of the inventory was sold during fiscal 2010.  The improvement in our average cost per SoC was partially offset by an increase in our operations overhead costs of $6.1 million for fiscal 2011 compared to fiscal 2010 due to a $5.7 million increase in amortization of acquired intangibles primarily as a result of our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The decline in ASP was primarily due to the addition of our home connectivity product line which has a lower ASP than our media processor product line.

Our gross profit decreased $8.9 million, and gross margin decreased 4 percentage points for fiscal 2010 compared to fiscal 2009.  These decreases were due primarily to a 19% decline in our ASP per SoC which was partially offset by a 15% decline in our average cost per SoC unit.  The decline in ASP was primarily the result of shipments of our home networking products, which we added to our product line in the fourth quarter of fiscal 2010 as a result of the CopperGate acquisition and which have lower ASPs than our media processor and VXP products, and the result of shipments of our media processor products to customers, who achieved cumulative volume pricing discounts.  The decline in our average cost per SoC was primarily due to overall cost reductions from our suppliers as well as improved yields on our highest volume products.  This decline in our average cost per SoC was partially offset by operations overhead increasing by $2.8 million, or 50%, for fiscal 2010 compared to fiscal 2009.  This increase was primarily due to a $2.3 million increase in amortization of acquired intangibles and a $0.4 million increase in compensation and benefits costs due to our acquisitions of CopperGate and Zensys in the fourth quarters of fiscal 2010 and fiscal 2009, respectively.  Additionally, our gross margin in fiscal 2010 was lower compared to fiscal 2009 due to an increase of $3.2 million in connection with mark-up on inventories purchased through our acquisitions of CopperGate and Zensys.

Provisions for excess and obsolete inventory included in cost of revenue were $0.5 million in fiscal 2011, $0.3 million in fiscal 2010 and $2.1 million in fiscal 2009.

Operating expenses

The following table sets forth operating expenses and percent changes in operating expenses (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	%	January 30,	%	January 31,
	2011	change	2010	change	2009
Research and development expenses	$77,270	47%	$52,644	21%	$43,558
Sales and marketing expenses	31,712	80%	17,617	46%	12,101
General and administrative expenses	18,745	3%	18,240	3%	17,705
Acquired in-process research and development	—	—	—	(100%)	1,571
Total operating expenses	$127,727	44%	$88,501	18%	$74,935

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following tables set forth details of research and development expense for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Fiscal Years Ended				Absolute Dollars
	January 29,	% of Net	January 30,	% of Net	Increase	%
	2011	Revenue	2010	Revenue	(Decrease)	Change
Compensation and benefits	$46,036	16%	$31,600	15%	$14,436	46%
Stock-based compensation	6,744	2%	5,334	3%	1,410	26%
Depreciation and amortization	7,112	3%	5,429	3%	1,683	31%
Development and design costs	11,478	4%	6,533	3%	4,945	76%
Other	5,900	2%	3,748	2%	2,152	57%
Total research and development expenses	$77,270	27%	$52,644	26%	$24,626	47%

	Fiscal Years Ended				Absolute Dollars
	January 30,	% of Net	January 31,	% of Net	Increase	%
	2010	Revenue	2009	Revenue	(Decrease)	Change
Compensation and benefits	$31,600	15%	$24,403	12%	$7,197	29%
Stock-based compensation	5,334	3%	5,294	2%	40	1%
Depreciation and amortization	5,429	3%	4,462	2%	967	22%
Development and design costs	6,533	3%	6,153	3%	380	6%
Other	3,748	2%	3,246	2%	502	15%
Total research and development expenses	$52,644	26%	$43,558	21%	$9,086	21%

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, including personnel added by our acquisition of CopperGate in November 2009.  The increase in research and development expenses is also attributable to an increase in development and design costs supporting new product development and depreciation and amortization expenses due to additional expenses for design tool software and intellectual property.  Other expenses increased primarily due to our addition of a facility in Israel as a result of our acquisition of CopperGate.

For fiscal 2010 compared to fiscal 2009, compensation and benefits increased primarily due to an increase in headcount including personnel added from our acquisition of CopperGate in November 2009.  The increase in research and development expenses is also attributable to an increase in development and design costs supporting new product development and depreciation and amortization expenses due to higher expenses for design tool software and intellectual property.  Other expenses increased primarily due to our addition of a facility in Israel as a result of our acquisition of CopperGate.

 Sales and marketing expense

 Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following tables set forth details of sales and marketing expense for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Fiscal Years Ended				Absolute Dollars
	January 29,	% of Net	January 30,	% of Net	Increase	%
	2011	Revenue	2010	Revenue	(Decrease)	Change
Compensation and benefits	$13,666	5%	$8,163	4%	$5,503	67%
Depreciation and amortization	8,210	3%	2,247	1%	5,963	265%
Trade shows, travel and entertainment	3,005	1%	1,808	1%	1,197	66%
Stock-based compensation	2,093	1%	1,861	1%	232	12%
External commissions	1,531	*	1,536	1%	(5)	-
Other	3,207	1%	2,002	1%	1,205	60%
Total sales and marketing expenses	$31,712	11%	$17,617	9%	$14,095	80%

	Fiscal Years Ended				Absolute Dollars
	January 30,	% of Net	January 31,	% of Net	Increase	%
	2010	Revenue	2009	Revenue	(Decrease)	Change
Compensation and benefits	$8,163	4%	$5,820	3%	$2,343	40%
Depreciation and amortization	2,247	1%	335	*	1,912	571%
Trade shows, travel and entertainment	1,808	1%	918	*	890	97%
Stock-based compensation	1,861	1%	2,115	1%	(254)	(12%)
External commissions	1,536	1%	1,202	1%	334	28%
Other	2,002	1%	1,711	1%	291	17%
Total sales and marketing expenses	$17,617	9%	$12,101	6%	$5,516	46%

*           The percentage of net revenue is less than one percent.

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in November 2009.  The increase in depreciation and amortization was primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade shows, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  External commissions fluctuated due to changes in net revenues for products sold through external sales representatives.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

For fiscal 2010 compared to fiscal 2009, compensation and benefits increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in November 2009.  Depreciation and amortization increased primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade shows, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  Stock-based compensation decreased due to a charge in fiscal 2009 for the acceleration of an option during that period.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following tables set forth details of general and administrative expense for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Fiscal Years Ended				Absolute Dollars
	January 29,	% of Net	January 30,	% of Net	Increase	%
	2011	Revenue	2010	Revenue	(Decrease)	Change
Compensation and benefits	$7,227	3%	$5,209	3%	$2,018	39%
Legal and accounting fees	3,612	1%	5,145	2%	(1,533)	(30%)
Stock-based compensation	3,179	1%	1,240	1%	1,939	156%
Outside service fees	1,132	1%	3,832	2%	(2,700)	(70%)
Other	3,595	1%	2,814	1%	781	28%
Total general and administrative expenses	$18,745	7%	$18,240	9%	$505	3%

	Fiscal Years Ended				Absolute Dollars
	January 30,	% of Net	January 31,	% of Net	Increase	%
	2010	Revenue	2009	Revenue	(Decrease)	Change
Compensation and benefits	$5,209	3%	$4,134	2%	$1,075	26%
Legal and accounting fees	5,145	2%	4,715	2%	430	9%
Stock-based compensation	1,240	1%	4,905	2%	(3,665)	(75%)
Outside service fees	3,832	2%	1,921	1%	1,911	99%
Other	2,814	1%	2,030	1%	784	39%
Total general and administrative expenses	$18,240	9%	$17,705	8%	$535	3%

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in November 2009.  The decreases in legal and accounting fees and outside services are primarily due to legal and consulting fees related to the acquisition of CopperGate during fiscal 2010.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

For fiscal 2010 compared to fiscal 2009, compensation and benefits increased due to an overall increase in headcount including personnel added through our acquisition of CopperGate in November 2009.  Outside services and legal and accounting fees increased primarily due to consulting and legal fees related to the acquisition of CopperGate.  Stock-based compensation decreased primarily due to a specific option cancelation during fiscal 2010 that significantly reduced our stock-based compensation expense in fiscal 2010.  Other expenses increased primarily as a result of increased facilities, depreciation and other costs as a result of our acquisition of CopperGate.

Acquired in-process research and development

Acquired in-process research and development, or IPR&D, expenses were zero in both fiscal 2011 and fiscal 2010.  IPR&D totaled $1.6 million in fiscal 2009 as a result of the VXP Group acquisition completed in February 2008.  The amount of the purchase price allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future use existed.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Stock-based compensation expense:
Cost of revenue	$561	$358	$359
Research and development	6,744	5,334	5,294
Selling and marketing	2,093	1,861	2,115
General and administrative	3,179	1,240	4,905
	$12,577	$8,793	$12,673

The expensing of employee stock option grants will continue to have an adverse impact on our results of operations.  As of January 29, 2011, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $30.9 million which will be recognized over an estimated weighted average amortization period of 3.4 years.  The amortization period is based on the expected vesting term of the options.  The increase in stock-based compensation expense for fiscal 2011 compared to fiscal 2010 was primarily due to an overall increase in headcount, including personnel added by our acquisition of CopperGate in November 2009.  The decrease in stock-based compensation expense for fiscal 2010 compared to fiscal 2009 was primarily due to the charge of $2.4 million during the first quarter of fiscal 2009 for an option granted and fully vested during that period and a $1.1 million reduction due to a specific option cancellation recorded in the first quarter of fiscal 2010.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Amortization of intangible assets

We classify our amortization expense for acquired developed technology of $10.3 million, $4.6 million and $2.3 million for fiscal 2011, 2010 and 2009, respectively, as cost of revenue.  We classify our amortization expense for acquired customer relationships and trademarks of $8.0 million, $2.1 million and $0.1 million for fiscal 2011, 2010 and 2009, respectively, as sales and marketing expense.  We classify our amortization expense for acquired noncompete agreements of zero, $19,000 and $0.5 million for fiscal 2011, 2010 and 2009, respectively, as research and development expense.  At January 29, 2011, the unamortized balance from purchased intangible assets was $107.6 million which we intend to amortize in future periods based on the remaining estimated useful lives of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of January 29, 2011 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$18,770	$54,140	5.7
Customer relationships	50,423	9,146	41,277	6.0
Trademarks	2,677	1,166	1,511	5.4
Noncompete agreements	1,400	1,400	—	—
	$127,410	$30,482	$96,928	5.8
In-process research and development	10,700	—	10,700
	$138,110	$30,482	$107,628

We acquired IPR&D of $10.7 million in connection with our acquisition of CopperGate.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  This IPR&D project is the development of our G.hn technology which we expect to result in our next generation home connectivity product that will provide increased data rates, ease of use and quality of service and backward compatibility to our current HomePNA and HomePlug AV products.  We expect to complete development on this project in the second half of fiscal 2012.  Upon completion of development, we will determine and begin amortization of the acquired IPR&D over its useful life.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change over the previous fiscal year for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Fiscal Years Ended
	January 29,	%	January 30,	%	January 31,
	2011	change	2010	change	2009
Interest and other income, net	$2,183	15%	$1,906	-67%	$5,698

Our other income and expense primarily consisted of interest income from marketable securities, income from refundable research and development credits, gain or loss on foreign exchange transactions and gain or loss realized on sales of marketable securities.  The increase of $0.3 million, or 15%, in fiscal 2011 compared to fiscal 2010 was primarily due to foreign exchange gains.  The decrease of $3.8 million, or 67%, in fiscal 2010 compared to fiscal 2009 was due primarily to a decrease in interest rates earned on our marketable securities portfolio.  Our foreign exchange exposure, primarily in the Canadian dollar, Danish krone, Euro and Israeli shekel, has increased compared to fiscal 2009 as a result of our further expansion into international locations and significant volatility of the U.S. dollar in relation to those currencies.

Impairment of investment

During our second quarter of fiscal 2011, we recorded an impairment charge of $5.2 million against strategic investments we made in a privately held, venture capital funded technology company.  This impairment charge represents $2.0 million to fully write down the carrying value of our preferred stock investment and $3.2 million to fully reserve the convertible note and accrued interest receivable from this company due to our expected inability to collect it.  There was no impairment of investments in either fiscal 2010 or fiscal 2009.

Provision for income taxes

We recorded provisions for income taxes of $0.8 million, $2.7 million and $4.9 million in fiscal 2011, 2010 and 2009, respectively.  The fiscal 2011, 2010 and 2009 effective tax rates were approximately 8%, 52% and 16%, respectively.  Our fiscal 2011 effective tax rate differs from the federal statutory rate of 35% primarily due to the foreign tax differential resulting from the nature of our international operations of $3.5 million and the federal research and development tax credits of $1.2 million that became available during the last quarter of the fiscal year.  Our fiscal 2010 effective tax rate differs from the federal statutory rate of 35% primarily due to our international operations, which resulted in a foreign tax differential benefit of $3.0 million and the offsetting effect of $3.8 million from writing off the California deferred tax assets due to our assessment that it is not more likely than not to be realized in the future.  Our fiscal 2009 effective tax rate differs from the federal statutory rate of 35% primarily due to the nature of our international operations which resulted in a foreign tax differential benefit of $7.2 million.

Liquidity and Capital Resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of January 29, 2011 and January 30, 2010 (in thousands):

	January 29,	January 30,
	2011	2010

Cash and cash equivalents	$72,732	$81,947
Short-term marketable securities	47,482	51,176
	$120,214	$133,123

As of January 29, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $120.2 million, which represents a decrease of $12.9 million from $133.1 million at January 30, 2010.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $44.0 million of net purchases of long-term marketable securities, $14.7 million in purchases of software, equipment and leasehold improvements and $2.3 million of long-term investments.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $40.7 million of cash generated from our operating activities and $5.2 million in net proceeds from the sale of our common stock through our stock option plans and employee stock purchase plan.

Additionally, as of January 29, 2011 we held $57.3 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

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

The following table sets forth the primary net cash inflows and outflows for the fiscal 2011, 2010 and 2009 (in thousands):

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$40,722	$51,931	$42,831
Investing activities	(57,279)	(64,557)	(46,794)
Financing activities	7,563	3,420	(78,900)
Effect of foreign exchange rate changes on cash and cash equivalents	(221)	308	(381)
Net decrease in cash and cash equivalents	$(9,215)	$(8,898)	$(83,244)

Cash flows from operating activities

Net cash provided by operating activities of $40.7 million for fiscal 2011 was primarily due to net income of $9.1 million, non-cash expenses of $42.6 million which includes an investment impairment charge of $5.2 million, a $4.7 million increase in accounts payable, a $4.5 million decrease in accounts receivable, and a $1.6 million increase in accrued liabilities and other long-term liabilities.  These amounts were partially offset by a $20.0 million increase in inventories and a $1.8 million increase in prepaid expenses and other current assets and other non-current assets.  Non-cash adjustments included in net income in fiscal 2011 consisted primarily of $27.7 million for depreciation and amortization, $12.6 million for stock-based compensation expense and a benefit of $3.9 million for deferred income taxes.

The increase in inventories was the result of an increase in our die bank and finished goods as a result of an easing in supply of wafers and an increase in our die bank for our newer generation products to meet forecasted demand.  Despite the increase in inventories, our  annualized rate of inventory turns increased to 5.2 times per year for fiscal 2011 compared to 4.2 times per year for fiscal 2010 as a result of the overall increase in shipments in fiscal 2011.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The decrease in accounts receivable was primarily the result of decreased product shipments and timing of billings in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  Our annual average days sales outstanding increased to 45 days at January 29, 2011 compared to 44 days at January 30, 2010, primarily due to timing of shipments and customer mix.

Net cash provided by operating activities of $51.9 million for fiscal 2010 was primarily due to net income of $2.5 million, non-cash expenses of $21.9 million, a $27.1 million decrease in inventories, a $1.2 million decrease in prepaid expenses and other assets and a $3.0 million increase in accounts payable.  These amounts were partially offset by a $3.2 million increase in accounts receivable and a $0.6 million decrease in accrued and other liabilities.  Non-cash expenses included in net income in fiscal 2010 consisted primarily of $13.2 million in depreciation and amortization and $8.8 million in stock-based compensation expense.  The decrease in inventories was the result of successful efforts to reduce the level of our die bank and a significant increase in demand in the fourth fiscal quarter of 2010 which resulted in an increase in our annualized rate of inventory turns to 4.2 for fiscal 2010 compared to 3.5 for fiscal 2009.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The increase in accounts receivable was primarily the result of increased billings due to increased product shipments during the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.  Our annual average days sales outstanding improved to 44 days at January 30, 2010 compared to 57 days at January 31, 2009, primarily due to timing of shipments and customer mix.

Net cash provided by operating activities was $42.8 million for fiscal 2009.  The cash provided by our operating activities for fiscal 2009 was primarily due to net income of $26.4 million, non-cash operating expenses of $24.9 million, a $10.1 million decrease in accounts receivable, a $4.6 million increase in other long-term liabilities and a $0.4 million decrease in other assets.  These increases were partially offset by an $18.0 million decrease in accounts payable and accrued liabilities and a $5.5 million increase in inventories.  The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments for tax liabilities and software licenses during the fourth quarter of fiscal 2009.  The decrease in accounts receivable was primarily due to lower product revenues in the fourth quarter of fiscal 2009.  The increase in inventories resulted from an increase in our die bank level at the end of the fiscal 2009.  At the end of fiscal 2009, our die bank was somewhat elevated relative to our sales volume due to a strategic build up of certain wafers for some of our key customers.  The increase in other long-term liabilities is primarily due to higher deferred tax obligations which resulted in increased long-term income taxes payable and deferred tax liabilities.  Non-cash charges included stock-based compensation of $12.7 million, depreciation and amortization of $7.2 million, provision for sales returns, discounts and doubtful accounts of $0.9 million, provisions for excess and obsolete inventory of $2.1 million and acquired in-process research and development of $1.6 million in fiscal 2009.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $57.3 million for fiscal 2011 which was primarily due to net purchases of marketable securities of $40.2 million, purchases of software, equipment and leasehold improvements of $14.7 million and purchases of long-term investments of $2.3 million.

Net cash used in investing activities was $64.6 million for fiscal 2010 which was primarily due to net cash paid of $89.1 million in connection with the acquisition of CopperGate, purchases of software, equipment and leasehold improvements of $7.5 million, an investment of $3.0 million in a convertible note receivable of a privately-held technology company, $1.5 million of private equity investments and $0.5 million of cash restricted for our foreign exchange hedging transactions.  These usages of cash in investing activities were partially offset by net sales and maturities of long-term marketable securities of $37.0 million.

Net cash used in our investing activities was $46.8 million for fiscal 2009, which was primarily due to net cash paid of $28.5 million in connection with the acquisitions of VXP and Zensys, purchases of software, equipment and leasehold improvements of $15.7 million and private equity investments of $3.0 million.

Cash flows from financing activities

Net cash provided by financing activities was $7.6 million in fiscal 2011 which was due to $5.2 million of proceeds from exercises of employee stock options and employee stock purchases and $2.3 million of excess tax benefit from stock-based compensation.

Net cash provided by financing activities was $3.4 million in fiscal 2010 which was due to $2.8 million of proceeds from exercises of employee stock options and employee stock purchases and $0.6 million of excess tax benefit from stock-based compensation.

Net cash used in financing activities was $78.9 million in fiscal 2009, which was the result of $85.9 million for the repurchase of 4.2 million shares of our common stock, partially offset by $4.6 million of proceeds from the exercise of employee stock options and employee stock purchases and $2.4 million of excess tax benefit from stock-based compensation.

While we generated cash from operations for fiscal 2011, 2010 and 2009, it is possible that our operations will consume cash in future periods.  Based on our currently anticipated cash needs, we believe that our current reserve of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to fluctuate.

Our marketable securities include primarily certificates of deposit, corporate bonds, corporate commercial paper, money market funds and US agency discount notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Contractual Obligations and Commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to sixteen week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of January 29, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2012	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter	Total
Operating leases	$3,330	$3,276	$1,524	$1,385	$9,515
Non-cancelable purchase orders	23,013	—	—	—	23,013
	$26,343	$3,276	$1,524	$1,385	$32,528

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

Interest rate sensitivity:  At January 29, 2011 and January 30, 2010, we held approximately $177.5 million and $146.4 million, respectively, of cash, cash equivalents and short term and long term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, Denmark, France, Japan, Taiwan and Vietnam where the Canadian dollar, Danish krone, Euro, Japanese Yen, Taiwanese dollar and Vietnamese Dong are the primary financial currencies, respectively.  Additionally, a significant portion of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israel subsidiary will experience a negative impact on its results of operations.  We engage in hedging activity to mitigate the risk that to the extent the U.S. dollar weakens against the Israeli shekel, our Israel subsidiary would experience a negative impact on its results of operations.

As of January 29, 2011, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of January 29, 2011 and January 30, 2010, we had foreign exchange forward and option contracts with notional amounts of $8.5 million and $2.7 million, respectively, in place to hedge certain forecasted Israeli shekels denominated operating expenses of our Israel operation.  These contracts are designated as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  We will remain exposed to the currency risk of our cash flow exposures.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at January 29, 2011, the fair value of these foreign currency amounts would decline by $1.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sigma Designs, Inc.
Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries ("the Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011.  We have also audited the Company's internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended January 29, 2011, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 25, 2011

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 29,	January 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$72,732	$81,947
Short-term marketable securities	47,482	51,176
Restricted cash	1,616	1,500
Accounts receivable, net of allowances of $602 in 2011 and $346 in 2010	31,348	36,127
Inventories	37,714	18,187
Deferred tax assets	4,670	2,235
Prepaid expenses and other current assets	7,493	8,925
Total current assets	203,055	200,097

Long-term marketable securities	57,308	13,257
Software, equipment and leasehold improvements, net	28,392	23,810
Goodwill	44,910	44,910
Intangible assets, net	107,628	125,568
Deferred tax assets, net of current portion	13,051	11,575
Long-term investments	4,300	4,000
Other non-current assets	595	680
Total assets	$459,239	$423,897

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,650	$10,943
Accrued liabilities	24,209	23,164
Total current liabilities	39,859	34,107

Other long-term liabilities	13,780	12,528
Long-term deferred tax liabilities	7,559	8,440
Total liabilities	61,198	55,075

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock - no par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 sharesauthorized; 35,848,141 issued and 31,655,829 outstanding at January 29, 2011 and 35,047,234 issued and 30,854,922 outstanding at January 30, 2010	441,249	421,109
Treasury stock, at cost, 4,192,312 shares at January 29, 2011 and January 30, 2010	(85,941)	(85,941)
Accumulated other comprehensive income	1,121	1,189
Retained earnings	41,612	32,465
Total shareholders' equity	398,041	368,822

Total liabilities and shareholders' equity	$459,239	$423,897

See the Accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net revenue	$286,915	$206,083	$209,160
Cost of revenue	146,271	114,381	108,606
Gross profit	140,644	91,702	100,554

Operating expenses:
Research and development	77,270	52,644	43,558
Sales and marketing	31,712	17,617	12,101
General and administrative	18,745	18,240	17,705
Acquired in-process research and development	—	—	1,571
Total operating expenses	127,727	88,501	74,935
Income from operations	12,917	3,201	25,619

Interest and other income, net	2,183	1,906	5,698
Impairment of investment	(5,203)	—	—
Income before income taxes	9,897	5,107	31,317
Provision for income taxes	750	2,652	4,894
Net income	$9,147	$2,455	$26,423

Net income per share:
Basic	$0.29	$0.09	$0.98
Diluted	$0.29	$0.09	$0.95

Shares used in computing net income per share:
Basic	31,245	27,597	26,892
Diluted	31,732	28,235	27,705

See the Accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except shares)

					Accumulated Other
	Common Stock		Treasury Stock		Comprehensive Income
					Unrealized	Accumulated		Total	Total
					Gain	Translation	Retained	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	(Loss)	Adjustment	Earnings	Equity	Income
Balance, February 2, 2008	30,031,060	$341,194	—	$—	$270	$541	$3,587	$345,592
Net income	—	—	—	—	—	—	26,423	26,423	$26,423
Unrealized loss on marketable securities	—	—	—	—	(157)	—	—	(157)	(157)
Currency translation adjustment	—	—	—	—	—	(381)	—	(381)	(381)
Total comprehensive income									25,885
Stock-based compensation expense	—	12,617	—	—	—	—	—	12,617
Non-employee stock-based compensation	—	56	—	—	—	—	—	56
Tax benefit from stock options	—	2,440	—	—	—	—	—	2,440
Net proceeds from common stock issued under share plans	725,788	4,601	—	—	—	—	—	4,601
Repurchase of common stock	—	—	(4,192,312)	(85,941)	—	—	—	(85,941)
Balance, January 31, 2009	30,756,848	360,908	(4,192,312)	(85,941)	113	160	30,010	305,250
Net income	—	—	—	—	—	—	2,455	2,455	2,455
Unrealized gain on marketable securities	—	—	—	—	93	—	—	93	93
Currency translation adjustment	—	—	—	—	—	823	—	823	823
Total comprehensive income									3,371
Issuance of common stock for CopperGate acquisition	3,931,352	48,513	—	—	—	—	—	48,513
Stock-based compensation expense	—	8,758	—	—	—	—	—	8,758
Non-employee stock-based compensation	—	35	—	—	—	—	—	35
Tax benefit from stock options	—	88	—	—	—	—	—	88
Net proceeds from common stock issued under share plans	359,034	2,807	—	—	—	—	—	2,807
Balance, January 30, 2010	35,047,234	421,109	(4,192,312)	(85,941)	206	983	32,465	368,822
Net income	—	—	—	—	—	—	9,147	9,147	9,147
Unrealized gain on marketable securities	—	—	—	—	146	—	—	146	146
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)	(214)
Total comprehensive income									$9,079
Stock-based compensation expense	—	12,559	—	—	—	—	—	12,559
Non-employee stock-based compensation	—	18	—	—	—	—	—	18
Tax benefit from stock options	—	2,320	—	—	—	—	—	2,320
Net proceeds from common stock issued under share plans	800,907	5,243	—	—	—	—	—	5,243
Balance, January 29, 2011	35,848,141	$441,249	(4,192,312)	$(85,941)	$352	$769	$41,612	$398,041

See the Accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$9,147	$2,455	$26,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,680	13,169	7,214
Acquired in-process research and development	—	—	1,571
Stock-based compensation	12,577	8,793	12,673
Provision for excess and obsolete inventory	488	259	2,055
Provision for sales returns, discounts and doubtful accounts	260	485	948
Deferred income taxes	(3,925)	(64)	610
Loss on disposal of software, equipment and leasehold improvements	449	212	2
Gain on sale of long-term investments	—	—	(39)
Impairment of investment	5,203	—	—
Tax benefit from employee stock option plan	2,320	88	2,440
Excess tax benefit from stock-based compensation	(2,320)	(613)	(2,440)
Accretion of contributed leasehold improvements	(176)	(171)	(150)
Goodwill adjustment	—	(217)	—
Changes in operating assets and liabilities:
Accounts receivable	4,517	(3,183)	10,079
Inventories	(20,015)	27,129	(5,513)
Prepaid expenses and other current assets	(1,847)	1,549	(108)
Other non-current assets	84	(373)	443
Accounts payable	4,705	2,978	(13,535)
Accrued liabilities	1,028	(1,596)	(4,421)
Other long-term liabilities	547	1,031	4,579
Net cash provided by operating activities	40,722	51,931	42,831

Cash flows from investing activities:
Restricted cash	(116)	(500)	—
Purchases of marketable securities	(130,530)	(55,305)	(108,318)
Sales and maturities of marketable securities	90,320	92,351	108,421
Purchases of software, equipment and leasehold improvements	(14,653)	(7,469)	(15,691)
Net cash paid in connection with acquisitions	—	(89,110)	(28,508)
Purchases of long-term investments	(2,300)	(1,524)	(3,000)
Net proceeds from liquidation of long-term investment	—	—	302
Purchase of convertible note receivable	—	(3,000)	—
Net cash used in investing activities	(57,279)	(64,557)	(46,794)

Cash flows from financing activities:
Repurchase of common stock	—	—	(85,941)
Net proceeds from exercise of employee stock options and stock purchase rights	5,243	2,807	4,601
Excess tax benefit on stock-based compensation	2,320	613	2,440
Net cash provided by (used in) financing activities	7,563	3,420	(78,900)

Effect of foreign exchange rate changes on cash and cash equivalents	(221)	308	(381)
Decrease in cash and cash equivalents	(9,215)	(8,898)	(83,244)

Cash and cash equivalents at beginning of period	81,947	90,845	174,089
Cash and cash equivalents at end of period	$72,732	$81,947	$90,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$77	$—
Cash paid for income taxes	$1,623	$619	$200
Issuance of common stock in connection with acquisition	$—	$48,513	$—

See the Accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) specializes in integrated system-on-chip, or SoC, solutions for the internet protocol television, or IPTV, media processor, connected home, connected media player, prosumer and industrial audio/video, and other markets.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

Accounting period:  We follow a 52 or 53 week fiscal reporting calendar ending on the Saturday closest to January 31 each year.  Our most recent fiscal year ended on January 29, 2011 and included 52 weeks.  The fiscal years ended January 30, 2010 and January 31, 2009 included 52 weeks.  Our next fiscal year, ending on January 28, 2012, will include 52 weeks.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Use of estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

We formally document relationships between hedging instruments and associated hedged items.  This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness.  Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flows of hedged items.

Cash and cash equivalents:  We consider all highly liquid debt instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid debt instruments with a remaining maturity date at acquisition date of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity.  Any gains and losses on the sale of marketable securities are determined on a specific identification basis.  We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Accounts receivable:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2011, 2010 and 2009, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.3 million, $0.5 million and $0.9 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventories:  Inventories are stated at the lower of standard cost which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and forecasted unit sales by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we write off inventories that become obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

As a result of our inventory valuation reviews, we charged approximately $0.5 million, $0.3 million and $2.1 million to cost of revenue for fiscal 2011, 2010 and 2009, respectively.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Software includes intellectual property that we purchase for incorporation into our product designs.  Depreciation and amortization are computed using the straight-line method based on the useful lives of the assets (one to five years) or the lease term if shorter.  The allowance for leasehold improvements received from the landlord for improvements to our facility is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Long-term investments:  Investments in private equity securities of less than 20% owned companies are accounted for using the cost method unless we can exercise significant influence or the investee is economically dependent upon us, in which case the equity method is used.  We evaluate our long-term investments for impairment annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Goodwill and intangible assets:  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  An impairment charge is recorded if the carrying value exceeds the assets’ fair value.  Intangible assets with finite useful lives are tested for impairment annually or if certain impairment indicators are identified.  We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.

Revenue recognition: We derive our revenue from three sources: product sales, and, to a lesser extent, product development contracts and service contracts.  We recognize revenue for product sales and service contracts when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales to original equipment manufacturers, or OEMs, distributors and end users is recognized upon shipment when shipping terms are FOB shipping point, and revenue is deferred when we cannot reasonably estimate the amount of returns or where collectability is not assured.  When revenue is deferred, it is subsequently recognized when collection becomes probable and returns are estimable.  Allowances for sales returns, discounts and warranty costs are recorded at the time that the associated revenue is recognized.

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Where the local currency is the functional currency, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Transaction gains and losses, which are included in interest and other income, net, in the accompanying consolidated statements of operations were net losses of approximately $0.2 million, $0.6 million and $34,000 for fiscal 2011, 2010 and 2009, respectively.

Concentration of credit risk:  Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, restricted cash, long-term investments and accounts receivable.  Our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are on deposit with major financial institutions.  Such deposits may be in excess of insured limits.  We believe that the financial institutions that hold our cash and cash equivalents, short-term and long-term marketable securities and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.  We have not experienced any investment losses due to institutional failure or bankruptcy.  We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit.  We review our accounts receivable balances to determine if any receivables will potentially be uncollectible and include any amounts that are determined to be uncollectible in our allowance for doubtful accounts.

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740, Income Taxes, provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The total amount of unrecognized tax benefits as of January 29, 2011 was $17.6 million.

Stock-based compensation:  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values.  We estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statements of operations.  We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording employee stock-based compensation expense on the consolidated statements of operations for fiscal 2011, 2010 and 2009 was as follows (in thousands):

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Stock-based compensation expense by type of award:
Stock options	$11,639	$7,998	$11,954
Employee stock purchase plan awards	920	760	663
Total stock-based compensation expense	$12,559	$8,758	$12,617

Long-lived assets: Long-lived assets, including purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.  Costs associated with the development of software are expensed prior to the establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations.  Specifically, foreign currency translation adjustments, unrealized gains or losses on marketable securities and unrealized gains and losses arising from the effective portion of foreign exchange contracts that are designated as cash flow hedging instruments are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Recent accounting pronouncements:  In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets.  This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.  The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This authoritative guidance becomes effective for us in our first quarter of fiscal 2012.  The implementation of this authoritative guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations.  This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We will comply with this authoritative guidance beginning in our first quarter of fiscal 2012.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures.  This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers.  This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for us in first quarter of fiscal 2011.  Disclosures regarding activity within Level 3 fair value measurements become effective the first interim reporting period beginning after December 15, 2010.  We will comply with this authoritative guidance beginning in our first quarter of fiscal 2012.  See Note 4 for information and related disclosures regarding our fair value measurements.

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

3.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	January 29, 2011			January 30, 2010
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Corporate bonds	$89,677	$266	$89,943	$17,143	$195	$17,338
Money market funds	21,946	—	21,946	32,911	—	32,911
Corporate commercial paper	8,995	2	8,997	—	—	—
US agency discount notes	6,999	—	6,999	4,500	5	4,505
Certificate of deposit	3,900	—	3,900	—	—	—
Auction rate securities	—	—	—	40,750	—	40,750
Municipal bonds and notes	—	—	—	1,834	6	1,840
Total cash equivalents and marketable securities	$131,517	$268	$131,785	$97,138	$206	$97,344

Cash on hand held in the United States			14,980			18,328
Cash on hand held overseas			30,757			30,708
Total cash on hand			45,737			49,036
Total cash, cash equivalents and marketable securities			$177,522			$146,380

Reported as:
Cash and cash equivalents			$72,732			$81,947
Short-term marketable securities			47,482			51,176
Long-term marketable securities			57,308			13,257
			$177,522			$146,380

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands).

	January 29, 2011		January 30, 2010
	Book	Fair	Book	Fair
(In thousands)	Value	Value	Value	Value
Due in 1 year or less	$74,398	$74,477	$83,967	$84,087
Due in greater than 1 year	57,119	57,308	13,171	13,257
Total	$131,517	$131,785	$97,138	$97,344

Our marketable securities include primarily certificates of deposit, corporate bonds, corporate commercial paper, money market funds and US agency discount notes.

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

4.	Fair values of assets and liabilities

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The accounting standards establish a consistent framework for measuring fair value and disclosure requirements about fair value measurements and among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

The accounting standards discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

  The tables below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010 (in thousands):

	As of January 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$89,943	$89,943	$—	$—
Money market funds	21,946	21,946	—	—
Corporate commercial paper	8,997	8,997	—	—
US agency discount notes	6,999	6,999	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	131,785	131,785	—	—
Restricted cash	1,616	1,616	—	—
Derivative instruments	85	—	85	—
Total assets measured at fair value	$133,486	$133,401	$85	$—

Accrued contingent payment for CopperGate acquisition	$1,689	—	—	$1,689

	As of January 30, 2010
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$40,750	$—	$—	$40,750
Money market funds	32,911	32,911	—
Corporate bonds	17,338	17,338	—	—
US agency discount notes	4,505	4,505	—	—
Municipal bonds and notes	1,840	1,840	—	—
Total cash equivalents and marketable securities	97,344	56,594	—	40,750
Restricted cash	1,500	1,500	—	—
Derivative instruments	156	—	156	—
Total assets measured at fair value	$99,000	$58,094	$156	$40,750

Accrued contingent payment for CopperGate acquisition	$3,249	—	—	$3,249

The table below presents a summary of the changes in Level 3 assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 30, 2010	$40,750
Purchases, sales redemptions and settlements, net	(40,750)
Ending balance at January 29, 2011	$—

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability (in thousands):

Contingent Liability
Beginning balance at January 30, 2010	$3,249
Payment made	(1,660)
Imputed interest on contingent liability	100
Ending balance at January 29, 2011	$1,689

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately-held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  At January 29, 2011, we continue to keep this reserve for impairment, as no further information has come to our attention that would change our conclusion.  These investments were classified within Level 3.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of January 29, 2011, we had foreign exchange contracts to sell up to approximately $8.5 million for a total amount of approximately New Israeli Shekels, or NIS, 31.6 million, that would mature on or before December 30, 2011.  In fiscal 2011, we recognized gains of $259,000 as a result of derivative instruments.  As of January 30, 2010, we had foreign exchange contracts to sell up to approximately $4.5 million for a total amount of approximately NIS 17.0 million, that matured on or before January 29, 2011.  In fiscal 2010, we recognized gains of $41,000 as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of January 29, 2011 and January 30, 2010 (in thousands):

		Fair Value of Financial Instruments as of
	Balance Sheet Location	January 29, 2011	January 30, 2010
Derivative Assets
Foreign exchange contracts desiginated as cash flow hedges	Prepaid expenses and other current assets	$85	$156

The effects of derivative instruments designated as cash flow hedges on income and accumulated other comprehensive income are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains (losses) recognized in earnings on derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges:
Fiscal 2011 foreign exchange contracts	$85	$261	Operating expenses and cost of revenue	$3	Interest and other income, net

Fiscal 2010 foreign exchange contracts	$82	$114	Operating expenses and cost of revenue	$(73)	Interest and other income, net

6.	Restricted cash

As of January 29, 2011 and January 30, 2010, we had $1.6 million and $1.5 million, respectively, of restricted cash related to a deposit pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

7.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer D”) at a total investment cost of $1.0 million.  Additionally, in the fourth quarter of fiscal 2011, we purchased a convertible note from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.  As of January 29, 2011, we have investments in the amount of zero, net of impairment reserve in Issuer A, $2.0 million in Issuer B, $1.0 million in Issuer C, $1.0 million in Issuer D and $0.3 million in Issuer E for a total investment of $4.3 million in these five companies.  Three of our four directors hold equity interests in Issuer A in which we invested an aggregate of $5.0 million and one of these directors is also a director of Issuer A.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who has no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During our second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  At January 29, 2011, we continue to keep this reserve for impairment, as no further information has come to our attention that would change our conclusion.

At January 29, 2011 and January 30, 2010, the convertible note in Issuer A was valued at zero and $3.1 million, respectively, equaling its cost plus accrued interest, net of reserve for impairment and all our equity investments in privately held companies were valued at $4.3 million and $4.0 million, respectively, representing their cost, net of reserve for impairment.

8.	Inventories

Inventories consist of the following (in thousands):

	January 29,	January 30,
	2011	2010
Wafers and other purchased materials	$24,433	$8,045
Work-in-process	1,136	2,720
Finished goods	12,145	7,422
Total	$37,714	$18,187

9.	Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	January 29,	January 30,
	2011	2010
Software	$33,160	$23,985
Equipment	10,824	8,036
Office equipment and furniture	7,306	6,334
Leasehold improvements	3,159	2,957
Total	$54,449	$41,312
Accumulated depreciation and amortization	(26,057)	(17,502)
Total	$28,392	$23,810

Software includes intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such software at the time that we begin shipment of the products that incorporate such software.  At January 29, 2011 and January 30, 2010, we had $9.1 million and $6.4 million, respectively, of such software which we have not yet begun to amortize.  Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2011, 2010 and 2009 was $9.3 million, $6.4 million and $4.2 million, respectively.

10.	Acquisitions

Fiscal 2010 Acquisition

               On November 10, 2009, we acquired all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd., or CopperGate, pursuant to an Acquisition Agreement dated October 12, 2009, as amended by the First Amendment to Acquisition Agreement dated November 10, 2009 (the “Agreement”).  CopperGate is a provider of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coaxial cable, phone and power.  CopperGate solutions are deployed by service providers enabling the delivery of HDTV, VoIP and fast internet services.  CopperGate is headquartered in Tel Aviv, Israel with offices in the U.S. and Taiwan.  Under the terms of the Agreement, we paid approximately $116.0 million in cash of which approximately $11.6 million is being held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares are being held in escrow for a period of 18 months from the closing date.  At the closing, we also assumed all unvested CopperGate options and, as a result, issued unvested options to purchase an aggregate of 574,881 shares of our common stock, which options will vest over time.  Under the terms of the Agreement, we also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones are achieved over a specified period of time.

 In connection with the CopperGate acquisition, we obtained a valuation of the net assets acquired in order to allocate the purchase price to the acquired assets.  The total purchase price was allocated to CopperGate net tangible and intangible assets based upon fair values as of November 10, 2009.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The purchase price in the transaction was allocated as follows (in thousands except years):

	Amount
Cash consideration	$115,956
Common stock issued	48,513
Contingent consideration	4,900
Total consideration	$169,369

Net tangible assets	$19,804
		Estimated
		Useful Life
Identifiable intangible assets:
Developed technology	53,600	7 years
Customer relationships	49,300	7 years
Trademarks	1,200	2 years
In-process research and development	10,700	N/A
Goodwill	34,765
Total consideration	$169,369

               A $4.9 million liability was recorded for the estimated acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of revenue and product related milestones.  The estimated fair value of the contingent consideration was based on the probability that these milestones will be met and the payments will be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  Any change in the fair value of the acquisition-related contingent consideration subsequent to the closing date, including changes from events after the closing date, will be recognized in earnings in the period the estimated fair value changes.

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

	January 30, 2010 (Unaudited)	January 31, 2009 (Unaudited)
Revenue	$252,491	$272,676
Net income	2,442	34,770
Net income per share – basic	$0.09	$1.29
Net income per share – diluted	$0.09	$1.26

Fiscal 2009 Acquisitions

On December 19, 2008, we acquired Zensys Holdings Corporation, or Zensys, a wireless start-up company for $13.2 million in cash including transaction costs.  Zensys Holdings Corporation, based in Fremont, California, is a developer of single-chip RF solutions called Z-Wave®.  As part of the acquisition, twenty-eight employees joined us.  Zensys has a research and development office in Denmark.

In connection with the Zensys acquisition, we obtained a valuation of the net assets acquired in order to allocate the purchase price to the acquired assets.  The total purchase price was allocated to Zensys’ net tangible and intangible assets based upon fair values as of December 19, 2008.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The purchase price in the transaction was allocated as follows (in thousands except years):

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

In connection with the VXP acquisition, we obtained a valuation of the net assets acquired in order to allocate the purchase price to the acquired assets.  The total purchase price was allocated to VXP’s net tangible and intangible assets based upon fair values as of February 8, 2008.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  Approximately $0.1 million of the goodwill is deductible for tax purposes.  The purchase price in the transaction was allocated as follows (in thousands except years):

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

Goodwill

The goodwill balance of $44.9 million is comprised of $5.0 million for the fiscal 2007 Blue7 acquisition, $2.2 million for the fiscal 2009 VXP acquisition, $2.9 million for the fiscal 2009 Zensys acquisition, and $34.8 million for the fiscal 2010 CopperGate acquisition.  The following table summarizes the activity related to the carrying value of our goodwill during fiscal 2011 and 2010 (in thousands):

	January 29, 2011	January 30, 2010
Beginning balance	$44,910	$9,928
CopperGate acquisition	-	34,765
Other adjustments	-	217
Ending balance	$44,910	$44,910

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of January 29, 2011 and January 30, 2010 (in thousands, except for years):

	As of January 29, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$18,770	$54,140	5.7
Customer relationships	50,423	9,146	41,277	6.0
Trademarks	2,677	1,166	1,511	5.4
Noncompete agreements	1,400	1,400	—	—
	127,410	30,482	96,928	5.8
In-process research and development	10,700	—	10,700
	$138,110	$30,482	$107,628

	As of January 30, 2010
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,510	$8,411	$64,099	6.7
Customer relationships	50,423	1,942	48,481	7.0
Trademarks	2,677	389	2,288	5.3
Noncompete agreements	1,400	1,400	—	—
	127,010	12,142	114,868	6.8
In-process research and development	10,700	—	10,700
	$137,710	$12,142	$125,568

We acquired in-process research and development, or IPR&D, of $10.7 million in our acquisition of CopperGate.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition.  The IPR&D project represents our next generation HomePNA product with backward compatibility to our current HomePNA and HomePlug AV products and providing increased data rates, ease of use and quality of service (QoS).  We expect to complete development on this project in the second half of fiscal 2012.  Upon completion of development, we will determine and begin amortization of the acquired IPR&D over its useful life.

Amortization expense related to acquired intangible assets was $18.3 million, $6.8 million and $3.0 million for fiscal 2011, 2010 and 2009, respectively.  As of January 29, 2011, excluding IPR&D, we expect the amortization expense in future periods to be as follows, (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
2012	$10,480	$7,203	$639	$18,322
2013	10,480	7,203	178	17,861
2014	9,743	7,203	119	17,065
2015	8,257	7,203	118	15,578
2016	8,225	7,047	118	15,390
Thereafter	6,955	5,418	339	12,712
	$54,140	$41,277	$1,511	$96,928

12.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	January 29,	January 30,
	2011	2010
Accrued salaries, commissions and benefits	$9,614	$6,522
Accrued rebates	4,853	3,324
Accrued license fees	1,758	2,473
Accrued contingent payment for CopperGate acquisition	1,689	3,249
Accrued warranty	1,300	1,100
Accrued payroll taxes	1,290	1,191
Accrued royalties	894	1,701
Customer deposits	631	684
Income taxes payable	620	1,206
Deferred revenues	20	61
Other accrued liabilities	1,540	1,653
Total	$24,209	$23,164

13.	Product warranty

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

Details of the change in accrued warranty for fiscal 2011, 2010 and 2009 are as follows (in thousands):

	Balance			Balance
Fiscal years	Beginning of Period	Additions	Deductions	End of Period
2009	$1,564	$1,293	$(1,527)	$1,330
2010	1,330	477	(707)	1,100
2011	1,100	918	(718)	1,300

14.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
2012	$3,330
2013	2,338
2014	938
2015	762
2016	762
Thereafter	1,385
Total minimum lease payments	$9,515

Rent expense, recorded on a straight-line basis, was $2.6 million, $2.0 million and $1.5 million for fiscal 2011, 2010 and 2009, respectively.

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of January 29, 2011, the total amount of outstanding non-cancelable purchase orders was approximately $23.0 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2011, 2010 and 2009, we recorded royalty expense of $3.2 million, $2.9 million and $2.0 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, CopperGate, participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through January 29, 2011, CopperGate had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3.5% to 4.5% of the sales of certain products up to an amount between 120% and 150% of the grants received.  As of January 29, 2011, our remaining obligation under these programs was $0.6 million.

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

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.

The following table sets forth the basic and diluted net income per share computed for fiscal 2011, 2010 and 2009 (in thousands, except per share amounts):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Numerator:
Net income, as reported	$9,147	$2,455	$26,423
Denominator:
Weighted average common shares outstanding – basic	31,245	27,597	26,892
Effect of dilutive securities:
Stock options	487	638	813
Shares used in computation – diluted	31,732	28,235	27,705
Net income per share:
Basic	$0.29	$0.09	$0.98
Diluted	$0.29	$0.09	$0.95

A summary of the excluded potentially dilutive securities as of the end of each fiscal year is as follows (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Stock options excluded because exercise price is in excess of average stock price	4,692	2,986	2,079

16.	Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of January 29, 2011, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of January 29, 2011, 1,067,974 shares were available for future grants under our stock incentive plans.  Additionally, up to 940,021 shares of common stock subject to stock awards outstanding under the 2001 Plan could become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic
	Outstanding	Per Share	(Years)	Value

Balance, February 2, 2008	3,941,819	$16.78
Granted (Weighted average fair value of $10.08)	1,290,960	15.52
Cancelled	(203,030)	25.01
Exercised	(571,992)	5.50

Balance, January 31, 2009	4,457,757	$17.50	7.46	$5,478,617
Granted (Weighted average fair value of $6.54)	2,322,931	11.15
Cancelled	(883,657)	38.88
Exercised	(151,236)	6.39

Balance, January 30, 2010	5,745,795	$11.96	7.35	$9,100,620
Granted (Weighted average fair value of $5.95)	1,161,350	11.14
Cancelled	(356,305)	12.90
Exercised	(466,715)	5.20
Balance, January 29, 2011	6,084,125	$12.26	6.91	$19,493,166

Ending Vested and Expected to Vest	5,873,643	$12.29	6.85	$18,909,583
Ending Exercisable	2,985,074	$12.63	5.52	$10,940,994

The aggregate intrinsic value, as of January 29, 2011, in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.93 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2011, 2010 and 2009 equaled $3.1 million, $1.3 million and $12.5 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2011, 2010 and 2009 was $12.1 million, $6.8 million and $14.0 million, respectively.

The options outstanding and currently exercisable at January 29, 2011 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at January 29, 2011	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at January 29, 2011	Weighted Average Exercise Price Per Share
$0.92	$7.89	778,065	3.21	$4.56	680,130	$4.91
$7.99	$10.51	430,695	7.37	$9.63	158,673	$9.45
$10.59	$10.59	634,400	8.98	$10.59	127,000	$10.59
$10.87	$10.87	710,868	7.72	$10.87	305,070	$10.87
$11.06	$11.06	514,566	5.50	$11.06	448,579	$11.06
$11.07	$11.07	680,629	8.96	$11.07	24,501	$11.07
$11.09	$11.66	679,972	6.79	$11.33	409,418	$11.33
$11.69	$15.25	957,304	7.19	$13.59	331,922	$13.44
$15.32	$41.58	644,626	6.83	$24.98	466,217	$26.44
$45.83	$45.83	53,000	6.77	$45.83	33,564	$45.83
$0.92	$45.83	6,084,125	6.91	$12.26	2,985,074	$12.63

As of January 29, 2011, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $30.9 million and will be recognized over an estimated weighted average amortization period of 3.4 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

The Company granted a total of 85,137 shares of restricted stock awards for the year ended January 29, 2011.  The Company values restricted stock awards using the intrinsic value on the date of grant.  The total grant date fair value of restricted stock awards granted in the fiscal year ended January 29, 2011 was $1.1 million.

		Weighted Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Balance as of January 30, 2010	-	$-
Granted	85,137	13.39
Balance as of January 29, 2011	85,137	$13.39

Employee stock purchase plan

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  As of January 29, 2011, no shares under the 2001 Purchase Plan remain available for future purchase.  The 2001 Purchase Plan will expire on April 3, 2011.

In July 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).  A total of 2,500,000 shares were reserved for issuance under the 2010 Purchase Plan which replaced the 2001 Purchase Plan as of January 1, 2011.  The 2010 Purchase Plan is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee thereof will deem appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offering that commenced on January 1, 2011, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower.  The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering, including a limitation that an eligible employee cannot purchase in any single offering period more than 1,500 shares of common stock, as adjusted in accordance with the terms of the 2010 Purchase Plan.  The terms of this offering will automatically apply to future offerings under the 2010 Purchase Plan unless modified by the Board or a committee thereof.

During fiscal 2011, 2010 and 2009, 334,192, 207,798 and 153,796 shares of our common stock were purchased at an average price of $8.43, $8.86 and $9.48 per share, respectively.  As of January 29, 2011, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which none had been granted.

Valuation of stock-based compensation

The fair value of stock-based compensation awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended
	January 29,	January 30,	January 31,
Stock options	2011	2010	2009
Expected volatility	55.02%	59.53%	68.11%
Risk-free interest rate	2.54%	2.62%	2.46%
Expected term (in years)	5.94	5.91	5.95
Dividend yield	None	None	None
Weighted average fair value at grant date	$ 5.95	$ 6.54	$ 10.08

	Years Ended
	January 29,	January 30,	January 31,
Employee stock purchase plan rights	2011	2010	2009
Expected volatility	37.52%	52.92%	89.90%
Risk-free interest rate	0.21%	0.23%	1.05%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	None	None	None
Weighted average fair value at grant date	$ 2.94	$ 3.91	$ 4.69

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

Non-employee related stock-based compensation expenses

In accordance with the provisions of ASC 718, Compensation—Stock Compensation, and ASC 505, Equity, we recorded stock-based compensation expense for options issued to non-employees based on the fair value of the options as estimated on the measurement date which is typically the grant date, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model for fiscal 2011 includes the following weighted average assumptions; expected stock price volatility of 52%, weighted average contractual term of 5.75 years, dividend yield of zero percent and risk-free interest rates of 2.2%.  Total non-employee stock-based compensation recorded during fiscal 2011, 2010 and 2009 was $18,000, $35,000 and $56,000, respectively.

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which was $16,500 in calendar year 2010.  Employees age 50 or over may elect to contribute an additional $5,500.  We sponsor a matching contribution program whereby we match contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions we made to the 401(k) tax deferred savings plan totaled $0.7 million, $0.6 million and $0.5 million for fiscal 2011, 2010 and 2009, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2010.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $87,000, $86,000 and $69,000 for fiscal 2011, 2010 and 2009, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary.  Our matching contribution to the Retirement Pension Plan totaled $119,000, $54,000 and $11,000 for fiscal 2011, 2010 and 2009, respectively.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Employees are entitled to one month salary for each year of employment or a portion thereof.  As of January 29, 2011, we have an accrued severance liability of $1.4 million.

17.	Income taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
United States	$(4,220)	$(3,682)	$9,380
International	14,117	8,789	21,937
Total	$9,897	$5,107	$31,317

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Current
Federal	$3,052	$1,967	$3,441
State	15	274	478
Foreign	2,562	82	365
Total current	$5,629	$2,323	$4,284

Deferred
Federal	(3,791)	(3,372)	966
State	—	3,781	(356)
Foreign	(1,088)	(80)	—
Total deferred	(4,879)	329	610
Total provision	$750	$2,652	$4,894

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	January 29,	January 30,
	2011	2010
Deferred tax assets:
Net operating loss	$7,997	$8,575
Investment impairment	1,825	3
Allowance, reserve and other	3,888	2,311
Depreciation	2,159	1,362
Tax credits	7,367	7,946
Stock-based compensation	9,558	7,612
Total gross deferred tax assets	32,794	27,809
Valuation allowance		(13,295)
Total net deferred tax assets	18,775	14,514
Deferred tax liabilities:
Acquired intangibles and other	(8,613)	(9,144)
Total net deferred tax assets	$10,162	$5,370

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is “more likely than not.”  Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carryforwards.  As of January 29, 2011, net operating loss carryforwards amounted to approximately $46.1 million and $13.0 million for federal and California tax purposes, respectively, which will begin to expire in 2011 through 2030.  We also had federal and state research credit carryovers of $12.4 million and $11.9 million, respectively.  If not utilized, the federal credits begin to expire in 2016.  The state research credit has no expiration.  Of the total net operating loss carryover, the tax effect of $37.6 million federal and $3.6 million state losses will be recorded to additional paid-in capital when utilized in the future.  We also have $28.9 million foreign operating loss carryforwards through the acquisition of a foreign operation.  As of January 29, 2011, we maintained a valuation allowance against foreign net operating losses and California deferred tax assets.  The valuation allowance increased by $0.7 million in fiscal 2011.

Net operating losses and tax credit carryforwards as of January 29, 2011 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$46,091	2014 - 2030
Net operating losses, state	12,971	2011 - 2018
Net operating losses, foreign	28,910	Indefinite
Tax credits, federal	12,357	2016 - 2031
Tax credits, state	11,940	Indefinite

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

In December 2010, a retroactive two-year extension of the federal R&D credit through the end of calendar year 2011 was signed into law.  The federal R&D credit had previously expired at the end of calendar year 2009.  As a result of this change in federal tax law, the Company recorded a tax benefit for the federal R&D credit of $1.4 million discretely in the fourth quarter of fiscal 2011.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Computed at federal statutory rate of 35%	$3,464	$1,787	$10,961
State taxes provision (benefit), net of federal benefit	10	178	(72)
Uncertain tax positions	853	1,430	1,354
Difference between statutory rate and foreign effective tax rate	(3,466)	(3,045)	(7,164)
Stock-based compensation expense	878	561	617
Change in valuation allowance	—	3,781	—
Tax credits	(1,201)	(1,735)	(876)
Other	212	(305)	74
Total	$750	$2,652	$4,894

Included in the balance of unrecognized tax benefits at January 29, 2011 are $17.6 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  During the twelve months ended January 29, 2011, we added $1.5 million of unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Beginning Balance	$18,841	$10,949	$4,229
Additions based on tax positions related to the current year	1,436	8,035	6,220
Additions for tax positions of prior years	388	109	576
Reductions for tax positions of prior year	(328)	(252)	(76)
Ending Balance	$20,337	$18,841	$10,949

We have adopted the accounting policy that interest and penalty recognized in accordance with ASC 740 are classified as part of our income taxes.  In fiscal 2011, we recorded $0.6 million of such interest and penalty expense and as of January 29, 2011, the balance of such accrued interest and penalty was $0.8 million.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Our tax filings for the fiscal years from 1996 to 2011 remain open in various taxing jurisdictions.  We do not anticipate that our unrecognized tax benefit would change significantly in the coming 12-month period.

At January 29, 2011, undistributed earnings of our foreign operations totaling $46.5 million were considered to be permanently reinvested.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years ending March 1, 2012 contingent on meeting specified requirements.  The Singapore subsidiary can qualify for an additional six years of development and expansion incentives if additional requirements are met.  The impact of this tax holiday was to increase net income by approximately $6.7 million or $0.21 per diluted share in fiscal 2011, $7.0 million or $0.25 per diluted share in fiscal 2010, and $6.5 million or $0.23 per diluted share, in fiscal 2009.

Our acquired Israeli subsidiary CopperGate Communications Ltd. was granted two Approved Enterprise statuses under the Law for the Encouragement of Capital Investments, 1959.  As a result of this grant, CopperGate’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate for an additional period of eight years.  The impact of this tax holiday was to increase net income by approximately $6.2 million, or $0.20 per diluted share, in fiscal 2011.  The impact of this tax holiday was to increase net income by approximately $1.1 million, or $0.04 per diluted share, in fiscal 2010.

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

The following table sets forth net revenue attributed to each product group (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
SoCs	$285,544	$204,613	$207,096
Other	1,371	1,470	2,064
Net revenue	$286,915	$206,083	$209,160

The following table sets forth net revenue attributable to each target market (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
IPTV media processor	$137,281	$134,856	$164,334
Connected home	94,785	18,512	876
Connected media player	39,627	44,636	30,069
Prosumer and industrial audio/video	15,035	7,221	8,099
Other	187	858	5,782
Net revenue	$286,915	$206,083	$209,160

Prior to the first quarter of fiscal 2011, we reported our net revenue by country based on billing location.  We believe reporting based on ship-to location provides more relevant information about our customer base.  Our net revenue by geographic region for the comparative periods has been reclassified based on the ship-to location of our customers.

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Asia	$266,065	$184,135	$159,635
North America	13,454	6,045	25,040
Europe	7,101	15,875	24,439
Other regions	295	28	46
Net revenue	$286,915	$206,083	$209,160

The following table sets forth net revenue to each significant country based on the ship-to location of customer (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
China, including Hong Kong	$232,784	$168,424	$143,047
Taiwan	21,038	11,399	4,341
United States	9,572	3,563	15,096
Japan	6,609	1,882	11,708
Poland	5,640	4,505	409
Thailand	3,452	1,414	62
Canada	2,465	617	1,721
Rest of the world	5,355	14,279	32,776
Net revenue	$286,915	$206,083	$209,160

The following table set forth long-lived assets, which consist primarily of software, equipment and leasehold improvements and other non-current assets, by geographic regions based on the location of the asset (in thousands):

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
United States	$21,282	$17,971	$18,487
All other countries	7,705	6,519	2,855
Total long-lived assets	$28,987	$24,490	$21,342

The following tables set forth major direct customers accounting for 10% or more of our net revenue:

	Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Motorola	24%	21%	21%
Gemtek	23%	12%	*
Cisco Systems	*	*	16%

*   Net revenue from customer was less than 10% of our total net revenue for these periods.

Two international direct customers accounted for 23% and 19% of total accounts receivable at January 29, 2011.  Three international customers accounted for 24%, 24% and 11% of total accounts receivable at January 30, 2010.

20.	Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Quarters Ended
	January 29,	October 30,	July 31,	May 1,	January 30,	October 31,	August, 1,	May 2,
	2011	2010	2010	2010	2010	2009	2009	2009
Net revenue	$70,605	$77,805	$73,326	$65,179	$68,093	$35,464	$51,283	$51,243
Gross profit	34,897	38,613	34,983	32,151	27,997	16,068	23,250	24,387
Income (loss) from operations	1,291	4,991	5,499	1,136	(3,142)	(4,614)	4,429	6,528
Net income (loss)	2,472	5,065	496	1,114	(2,790)	(2,298)	4,800	2,743
Net income (loss) per share:
Basic	$0.08	$0.16	$0.02	$0.04	$(0.09)	$(0.09)	$0.18	$0.10
Diluted	$0.08	$0.16	$0.02	$0.04	$(0.09)	$(0.09)	$0.18	$0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of January 29, 2011, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of January 29, 2011.

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

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 29, 2011.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of January 29, 2011.

Armanino McKenna LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of January 29, 2011.  Armanino McKenna LLP has issued an attestation report with an unqualified opinion.  This attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 29, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER MATTERS

Our 2011 Annual Meeting of Shareholders will be held on July 8, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2011 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 8, 2011.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2011 Director Compensation,” which will appear in the 2011 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 8, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2011 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 8, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2011 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 8, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2011 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on July 8, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	81

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 28th day of March 2011.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	Chairman of the Board, President, and Chief	March 28, 2011
Thinh Q. Tran	Executive Officer (Principal Executive Officer)

/s/ Thomas E. Gay III	Chief Financial Officer and Secretary	March 28, 2011
Thomas E. Gay III	(Principal Financial and Accounting Officer)

/s/ William J. Almon	Director	March 28, 2011
William J. Almon

/s/ Julien Nguyen	Director	March 28, 2011
Julien Nguyen

/s/ Lung C. Tsai	Director	March 28, 2011
Lung C. Tsai

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions:
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Classification	Year	Expenses	Deductions:	Year
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal year
2011	$346	$260	$4	$602
2010	534	485	673	346
2009	252	948	666	534

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

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

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Form S-8 filed on July 11, 2003.

10.7	Form of Voting and Support Agreement.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 14, 2009.

10.8*	Sigma Designs Employee Stock Purchase Plan	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2010.

10.9*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.
**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.