Form 10-Q
period 2011-04-30
SIGMA DESIGNS INC
filed 2011-06-09
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
or

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

As of June 1, 2011, the Company had   31,815,453 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$59,819	$72,732
Short-term marketable securities	54,990	47,482
Restricted cash	1,621	1,616
Accounts receivable, net	37,328	31,348
Inventories	38,433	37,714
Deferred tax assets	4,670	4,670
Prepaid expenses and other current assets	8,304	7,493
Total current assets	205,165	203,055

Long-term marketable securities	52,499	57,308
Software, equipment and leasehold improvements, net	31,544	28,392
Goodwill	45,108	44,910
Intangible assets, net	106,940	107,628
Deferred tax assets, net of current portion	13,100	13,051
Long-term investments	4,300	4,300
Other non-current assets	580	595
Total assets	$459,236	$459,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,328	$15,650
Accrued liabilities	25,234	24,209
Total current liabilities	39,562	39,859

Other long-term liabilities	14,583	13,780
Long-term deferred tax liabilities	7,559	7,559
Total liabilities	61,704	61,198

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	445,604	441,249
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,927	1,121
Retained earnings	35,942	41,612
Total shareholders' equity	397,532	398,041

Total liabilities and shareholders' equity	$459,236	$459,239

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net revenue	$60,632	$65,179
Cost of revenue	30,840	33,028
Gross profit	29,792	32,151

Operating expenses:
Research and development	21,596	18,758
Sales and marketing	8,501	7,322
General and administrative	5,435	4,935
Total operating expenses	35,532	31,015
Income (loss) from operations	(5,740)	1,136

Interest and other income, net	819	724
Income (loss) before income taxes	(4,921)	1,860
Provision for income taxes	749	746
Net income (loss)	$(5,670)	$1,114

Net income (loss) per share:
Basic	$(0.18)	$0.04
Diluted	$(0.18)	$0.04

Shares used in computing net income (loss) per share:
Basic	31,731	30,995
Diluted	31,731	31,586

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income (loss)	$(5,670)	$1,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,437	6,704
Stock-based compensation	3,191	3,124
Provision for excess and obsolete inventory	167	—
Provision for sales discounts and recovery of doubtful account	(44)	32
Deferred income taxes	—	(67)
Loss on disposal of equipment	47	14
Accretion of contributed leasehold improvements	(60)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(5,936)	1,686
Inventories	(644)	297
Prepaid expenses and other current assets	(727)	(729)
Other non-current assets	15	(6)
Accounts payable	(1,343)	2,506
Accrued liabilities	(3,826)	(801)
Other long-term liabilities	839	501
Net cash provided by (used in) operating activities	(6,554)	14,331

Cash flows from investing activities:
Restricted cash	(5)	(83)
Purchases of marketable securities	(20,104)	(18,015)
Sales and maturities of marketable securities	17,571	10,811
Purchases of software, equipment and leasehold improvements	(5,233)	(7,153)
Net cash used in investing activities	(7,771)	(14,440)

Cash flows from financing activities:
Net proceeds from exercises of employee stock options	1,164	1,104
Net cash provided by financing activities	1,164	1,104

Effect of foreign exchange rate changes on cash and cash equivalents	248	(160)
Increase (decrease) in cash and cash equivalents	(12,913)	835

Cash and cash equivalents at beginning of period	72,732	81,947
Cash and cash equivalents at end of period	$59,819	$82,782

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$197	$551

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) is a leader in connected media platforms.  The company designs and builds semiconductor technologies that serve as the foundation for the world’s leading IPTV set-top boxes, connected media players, residential gateways, home control systems and more.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 29, 2011 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at April 30, 2011 and January 29, 2011, the consolidated results of our operations for the three months ended April 30, 2011 and May 1, 2010, and the consolidated cash flows for the three months ended April 30, 2011 and May 1, 2010.  The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The first quarter of fiscal 2012 ended on April 30, 2011.  The first quarter of fiscal 2011 ended on May 1, 2010.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carry forwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Recent accounting pronouncements:  There have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	April 30, 2011			January 29, 2011
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Corporate bonds	$95,728	$457	$96,185	$89,677	$266	$89,943
Money market funds	30,269	—	30,269	21,946	—	21,946
Corporate commercial paper	2,000	—	2,000	8,995	2	8,997
US agency discount notes	6,152	3	6,155	6,999	—	6,999
Certificate of deposit	3,900	—	3,900	3,900	—	3,900
Total cash equivalents and marketable securities	$138,049	$460	138,509	$131,517	$268	131,785

Cash on hand held in the United States			841			14,980
Cash on hand held overseas			27,958			30,757
Total cash on hand			28,799			45,737
Total cash, cash equivalents and marketable securities			$167,308			$177,522

Reported as:
Cash and cash equivalents			$59,819			$72,732
Short-term marketable securities			54,990			47,482
Long-term marketable securities			52,499			57,308
			$167,308			$177,522

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are as follows (in thousands):

	April 30, 2011		January 29, 2011
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$85,837	$86,010	$74,398	$74,477
Due in greater than 1 year	52,212	52,499	57,119	57,308
Total	$138,049	$138,509	$131,517	$131,785

Our marketable securities include primarily certificates of deposit, corporate bonds, corporate commercial paper, money market funds and US agency discount notes.

3.	Fair values of assets and liabilities

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The accounting standards establish a consistent framework for measuring fair value and disclosure requirements about fair value measurements and among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In connection with our acquisition of CopperGate Communications, Ltd (CopperGate) in November 2009, we agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees if certain milestones are achieved over a specified period.  We estimated the fair value of this contingent consideration based on the probability that certain milestones would be met and the payments would be made as outlined in the acquisition agreement. In developing these estimates, we utilized discounted cash flow models and considered the revenue projections and historical results of CopperGate.

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and January 29, 2011 (in thousands):

	As of April 30, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$96,185	96,185	$—	$—
Money market funds	30,269	30,269	—	—
Corporate commercial paper	2,000	2,000	—	—
US agency discount notes	6,155	6,155	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	138,509	138,509	—	—
Restricted cash	1,621	1,621	—	—
Derivative instruments	535	—	535	—
Total assets measured at fair value	$140,665	140,130	$535	$—

Accrued contingent payment for CopperGate acquisition	$30	—	—	$30

	As of January 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$89,943	$89,943	$—	$—
Money market funds	21,946	21,946	—	—
Corporate commercial paper	8,997	8,997	—	—
US agency discount notes	6,999	6,999	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	131,785	131,785	—	—
Restricted cash	1,616	1,616	—	—
Derivative instruments	85	—	85	—
Total assets measured at fair value	$133,486	$133,401	$85	$—

Accrued contingent payment for CopperGate acquisition	$1,689	—	—	$1,689

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the three months ended April 30, 2011 (in thousands):

Contingent Liability
Beginning balance at January 29, 2011	$1,689
Payment made	(1,659))
Ending balance at April 30, 2011	$30

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately-held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  At April 30, 2011, we continue to keep this reserve for impairment, as no further information has come to our attention that would change our conclusion.  These investments were classified within Level 3.

4.	Derivative financial instruments

Foreign exchange contracts are recognized either as assets or liabilities on the balance sheet at fair value at the end of each reporting period.  Changes in fair value of the derivatives are recorded as operating expenses or other income (expense), or as accumulated other comprehensive income, or OCI.

Cash flow and non-designated hedges

We currently use and expect to continue to use foreign currency derivatives such as forward and option contracts as hedges against certain anticipated transactions denominated in Israeli Shekels, or NIS.  For derivative instruments that are designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on these derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Beginning in the first quarter of fiscal 2012, we elected to discontinue hedge accounting for derivative contracts that are used in managing NIS denominated transactions.  As a result of this change, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings rather than deferring any such amounts in OCI.  For hedge transactions entered into prior to January 30, 2011, the gains and losses incurred prior to January 30, 2011 continue to be recorded in OCI and will be reclassified into earnings when those hedge transactions mature.

As of April 30, 2011, we had foreign exchange contracts with notional values of approximately $6.8 million that mature on or before January 28, 2012.  Of this amount, contracts with a notional value of $4.3 million were entered into on or before January 29, 2011 and are designated as cash flow hedges, and contracts with a notional value of $2.5 million were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  In the three months ended April 30, 2011, we recognized gains of approximately $0.5 million as a result of foreign exchange contracts.  As of May 1, 2010, we had foreign exchange contracts to sell up to approximately $6.1 million for a total amount of approximately NIS 22.8 million, that matured on or before January 29, 2011.  In the three months ended May 1, 2010, we recognized gains of approximately $0.1 million as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of April 30, 2011 and January 29, 2011 (in thousands):

Derivative assets	Balance Sheet location	April 30, 2011	January 29, 2011

Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$--	$85
Foreign exchange contracts not designated	Prepaid expenses and other current assets	535	--
Total fair value of derivative instruments		$535	$85

The effects of derivative instruments on income and accumulated other comprehensive income for the three months ended April 30, 2011 and May 1, 2010 are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains recognized in earnings on derivatives (including ineffective portion)
Derivative instruments	Amount	Amount	Location	Amount	Location

Three months ended April 30, 2011 Foreign exchange contracts	$11	$74	Operating expenses and cost of revenue	$450	Interest and other income, net
Three months ended May 1, 2010 Foreign exchange contracts	$117	$80	Operating expenses and cost of revenue	$2	Interest and other income, net

The impact of the ineffective portion on designated cash flow derivative contracts recognized in interest and other income, net for the three months ended April 30, 2011 and May 1, 2010 is as follows (in thousands):

	Three months ended
	April 30, 2011	May 1, 2010
Foreign exchange contracts	$--	$2

The amount of gain associated with non-designated derivative contracts recognized in interest and other income, net, for the three months ended April 30, 2011 and May 1, 2010 is as follows (in thousands):

	Three months ended
	April 30, 2011	May 1, 2010
Gain on foreign exchange contracts including forward point income	$450	$--

5.	Restricted cash

As of April 30, 2011, we had $1.6 million of restricted cash related to a deposit pledged to a financial institution in connection with to our foreign exchange forward contracts and an office operating lease.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer D”) at a total investment cost of $1.0 million.  Additionally, in the fourth quarter of fiscal 2011, we purchased a convertible note from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.  As of April 30, 2011, we have investments in the amount of zero, net of impairment reserve in Issuer A, $2.0 million in Issuer B, $1.0 million in Issuer C, $1.0 million in Issuer D and $0.3 million in Issuer E for a total investment of $4.3 million in these five companies.  Three of our four directors hold equity interests in Issuer A in which we invested an aggregate of $5.0 million and one of these directors is also a director of Issuer A.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who has no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During the second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  Accordingly, as of April 30, 2011 and January 29, 2011, the convertible note in Issuer A was valued at zero.

At both April 30, 2011 and January 29, 2011, all our equity investments in privately held companies were valued at $4.3 million, representing their cost, net of reserve for impairment.

7.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2011	January 29, 2011
Wafers and other purchased material	$25,279	$24,433
Work-in-process	1,721	1,136
Finished goods	11,433	12,145
Total	$38,433	$37,714

8	Acquisition

On March 21, 2011, we executed a definite agreement to acquire certain assets, including intangible assets and products, from a business division of a large computer manufacturer for $5.0 million in cash, which was paid on May 3, 2011.

The assets we acquired include a low-power High Definition, or HD, video encoder processor aimed at capturing HD video for calling on set-top boxes, connected media players, Voice over Internet Protocol, or VoIP, devices, video phones, video conferencing, TV’s and video surveillance devices.

In connection with this acquisition, we obtained a valuation of the assets acquired in order to allocate the purchase price.  The total purchase price was allocated to the net tangible and identified intangible assets based upon fair values as of March 21, 2011.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The purchase price in the transaction was allocated as follows (in thousands, except years):

	Amount
Purchase consideration:
Cash	$5,000
Total consideration	$5,000

Net tangible assets	$752
		Estimated
		Useful Life
Identifiable intangible assets:
Developed technology:
Technology	1,250	5 years
Technology Leveraged	1,680	8 years
Customer relationships	750	5 years
In-process research and development	370	*
Goodwill	198	—
Total consideration	$5,000

* The estimated useful life will be determined upon completion of development.

9.	Goodwill and Intangible assets

Goodwill

The goodwill balance of $45.1 million as of April 30, 2011, is comprised of $0.2 million for the May 21, 2011 acquisition, $34.8 million for the fiscal 2010 CopperGate acquisition, $2.9 million for the fiscal 2009 Zensys acquisition, $2.2 million for the fiscal 2009 VXP acquisition, and $5.0 million for the fiscal 2007 Blue7 acquisition.

The following table summarizes the activity related to the carrying value of our goodwill during the fiscal quarters ended April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011	January 29, 2011
Beginning balance	$44,910	$44,910
March 21, 2011 acquisition	198	-
Ending balance	$45,108	$44,910

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of April 30, 2011 and January 29, 2011 (in thousands, except for years):

	As of April 30, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$21,475	$54,352	5.6
Customer relationships	51,173	10,972	40,201	5.7
Trademarks	2,678	1,361	1,317	5.6
Noncompete agreements	1,400	1,400	—	—
	131,078	35,208	95,870	5.6
In-process research and development	11,070	—	11,070	*
	$142,148	$35,208	$106,940

*The estimated useful life will be determined upon completion of development.

	As of January 29, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$18,770	$54,140	5.7
Customer relationships	50,423	9,146	41,277	6.0
Trademarks	2,677	1,166	1,511	5.4
Noncompete agreements	1,400	1,400	—	—
	127,410	30,482	96,928	5.8
In-process research and development	10,700	—	10,700	*
	$138,110	$30,482	$107,628

*The estimated useful life will be determined upon completion of development.

We acquired in-process research and development, or IPR&D, of $10.7 million in our acquisition of CopperGate and $0.4 million in our acquisition of certain assets from a large computer manufacturer.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of these acquisitions.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the dates of acquisition.  These IPR&D projects represent our next generation home connectivity product and our next generation HD video encoder product, respectively.  We expect to complete development of these projects in the second half of fiscal 2012 and first half of fiscal 2013, respectively.  Upon completion of development, we will determine, and begin amortization of these amounts over the estimated useful lives of these technologies.

Amortization expense related to acquired intangible assets was $4.7 million and $4.6 million for the three months ended April 30, 2011 and May 1, 2010, respectively.  As of April 30, 2011, we expect the amortization expense in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2012	$8,205	$5,515	$445	$14,165
2013	10,940	7,353	178	18,471
2014	10,184	7,353	119	17,656
2015	8,717	7,353	118	16,188
2016	8,685	7,197	118	16,000
Thereafter	7,621	5,430	339	13,390
	$54,352	$40,201	$1,317	$95,870

10.	Product warranty

In general, we sell products with a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets.

Details of the change in accrued warranty as of April 30, 2011 and May 1, 2010 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
April 30, 2011	$1,300	$206	$(206)	$1,300
May 1, 2010	1,100	199	(149)	1,150

11.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2012	$2,686
2013	2,525
2014	1,087
2015	821
2016	810
Thereafter	1,464
Total minimum lease payments	$9,393

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of April 30, 2011, the total amount of outstanding non-cancelable purchase orders was approximately $ 12.0 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three months ended April 30, 2011 and May 1, 2010, we recorded royalty expense of $0.6 million and $0.8 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, CopperGate, participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through April 30, 2011, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects that in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3.5% to 4.5% of the sales of certain products up to an amount equal to 120% and 150% of the grants received.  As of April 30, 2011, our remaining obligation under these programs was $0.6 million.

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

12.	Comprehensive income (loss)

Components of our comprehensive income (loss) for the three months ended April 30, 2011 and May 1, 2010 are as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net income (loss)	$(5,670)	$1,114
Unrealized gains (losses) on marketable securities	638	(67)
Currency translation adjustment	168	(342)
Comprehensive income (loss)	$(4,864)	$705

13.	Net income (loss) per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.  Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net income (loss) per share computed for the three months ended April 30, 2011 and May 1, 2010 (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2011	May 1, 2010
Numerator:
Net income (loss), as reported	$(5,670)	$1,114
Denominator:
Weighted average common shares outstanding - basic	31,731	30,995
Effect of dilutive securities:
Stock options	—	591
Shares used in computation – diluted	31,731	31,586
Net income (loss) per share:
Basic	$(0.18)	$0.04
Diluted	$(0.18)	$0.04

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three months ended April 30, 2011 and May 1, 2010 is as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Stock options excluded because the effect of including would be anti-dilutive	611	—
Stock options excluded because exercise price is in excess of average stock price	3,437	4,682

14.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of April 30, 2011, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of April 30, 2011, there were 1,029,526 shares were available for future grants under our stock incentive plans.  Additionally, up to 798,869 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)
Balance, January 29, 2011	6,084,125	$12.26	6.91	$19,493,166
Granted	111,200	13.70
Cancelled	(66,184)	12.34
Exercised	(138,255)	8.43
Balance, April 30, 2011	5,990,886	$12.38	6.74	$13,048,120

Ending Vested and Expected to Vest	5,817,632	$12.40	6.69	$12,757,613
Ending Exercisable	3,217,805	$12.66	5.58	$8,431,958

The aggregate intrinsic value as of April 30, 2011, in the table above represents the total pretax intrinsic value, based on our closing stock price of $12.76 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.6 million and $1.7 million for the three months ended April 30, 2011 and May 1, 2010, respectively, determined as of the option exercise.  The total fair value of options which vested during the three months ended April 30, 2011 and May 1, 2010 was $3.2 million and $2.1 million, respectively.

The options outstanding and currently exercisable at April 30, 2011 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at April 30, 2011	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at April 30, 2011	Weighted Average Exercise Price Per Share
$0.92	$7.89	739,983	2.88	$4.63	667,106	$4.78
$7.99	$10.51	365,668	7.68	$9.66	122,854	$9.30
$10.59	$10.59	627,316	8.73	$10.59	156,439	$10.59
$10.87	$10.87	701,446	7.47	$10.87	336,307	$10.87
$11.06	$11.06	507,666	5.32	$11.06	467,383	$11.06
$11.07	$11.07	631,669	8.64	$11.07	138,934	$11.07
$11.09	$11.66	672,106	6.60	$11.33	419,725	$11.32
$11.69	$13.81	617,878	7.88	$12.49	230,785	$12.23
$13.88	$16.70	648,581	6.49	$15.45	292,192	$15.41
$18.26	$45.83	478,573	6.39	$31.29	386,080	$31.71
$0.92	$45.83	5,990,886	6.74	$12.38	3,217,805	$12.66

As of April 30, 2011, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $28.0 million and will be recognized over an estimated weighted average amortization period of 3.3 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

There were no restricted stock awards granted during the three months ended April 30, 2011 and May 1, 2010.  A total of 85,137 shares of restricted stock awards were outstanding as of April 30, 2011.  These awards were granted under our 2009 Stock Incentive Plan and consist of time-based restricted shares, which shares remain subject to our right of repurchase until vested.  The shares vest over five years, with 20% of the award vesting on each one-year anniversary of the grant date.

Employee stock purchase plan

Under our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), employees were granted the right to purchase shares of common stock at a price per share that is 85% of the fair market value at the beginning or end of each six-month offering period, whichever is lower.  The 2001 Purchase Plan expired on April 3, 2011.

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

As of April 30, 2011, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which none had been granted and remain available for future purchase.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	April 30, 2011		May 1, 2010
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	51.31%	37.52%	55.07%	52.92%
Risk-free interest rate	2.29%	0.21%	2.75%	0.23%
Expected term (in years)	5.92	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$6.89	$2.94	$5.96	$3.91

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

The following table sets forth the stock-based compensation expense for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Cost of revenue	$100	$131
Research and development expenses	1,532	1,700
Sales and marketing expenses	594	452
General and administrative expenses	965	841
Total stock-based compensation	$3,191	$3,124

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2011.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.3 million and $0.2 million for the three months ended April 30, 2011 and May 1, 2010, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2011.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $32,000 and $24,000 for the three months ended April 30, 2011 and May 1, 2010, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $42,000 and $30,000 for the three months ended April 30, 2011 and May 1, 2010, respectively.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of April 30, 2011, we have an accrued severance liability of $1.7 million.

15.	Segment and geographical information

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

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Asia	$57,614	$60,903
North America	2,115	2,370
Europe	842	1,857
Other regions	61	49
Net revenue	$60,632	$65,179

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
China, including Hong Kong	$51,123	$52,971
Rest of the world	9,509	12,208
	$60,632	65,179

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	April 30, 2011	May 1, 2010
Gemtek	30%	19%
Motorola	20%	25%

Three international customers accounted for 34%, 22%, and 10% of total accounts receivable at April 30, 2011. Two international customers accounted for 23% and 19% of total accounts receivable at January 29, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

 Overview

We are a leader in connected media platforms.  We design and build the semiconductor technologies that serve as the foundation for the leading IPTV set-top boxes, connected media players, residential gateways, home control systems and more.  We offer four separate product lines: media processors, home networking products, video image processors and home control and energy management automation products.  Each of these product lines contributes to our SoC offerings.  We sell our products into four primary target markets: the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video markets.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to as our other market.

IPTV Media Processor market:

The IPTV media processor market consists of consumer and commercial products, primarily set-top boxes, which receive and distribute streaming video and audio using IP.  We serve this market primarily with our media processor product line.  We are one of the leading providers of high definition digital media processor SoCs for set-top boxes in the IPTV media processor market in terms of units shipped.  Our products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our chipsets are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Duetsche Telecom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address the carriers' specific requirements regarding features, security and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

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

Our SoC Solutions

Our SoC solutions consist of highly integrated semiconductors and software that enable real-time processing of digital video and audio content, which we refer to as real-time software.  As a result, we believe our SoC solutions enable our customers to efficiently bring consumer multimedia devices to market.  We believe IPTV set-top box and connected media player designers and consumer device manufacturers select our SoC solutions because of the compelling nature of their performance and ease of integration.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and cost.

We sell our SoC solutions into each of our primary target markets.  For both the three month ended April 30, 2011 and May 1, 2010, we derived nearly all of our net revenue from our SoC solutions.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011 reflect the more significant judgments and estimates used in preparation of our annual and interim financial statements.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
		% of			% of
	April 30, 2011	Net Revenue		May 1, 2010	Net Revenue
Net revenue	$60,632	100%		$65,179	100%
Cost of revenue	30,840	51%		33,028	51%
Gross profit	29,792	49%		32,151	49%
Operating expenses:
Research and development	21,596	35%		18,758	29%
Sales and marketing	8,501	14%		7,322	11%
General and administrative	5,435	9%		4,935	8%
Total operating expenses	35,532	58%		31,015	48%
Income (loss) from operations	(5,740)	(9%	)	1,136	1%
Interest and other income, net	819	1%		724	1%
Income (loss) before income taxes	(4,921)	(8%	)	1,860	2%
Provision for income taxes	749	1%		746	1%
Net income (loss)	$(5,670)	(9%	)	$1,114	1%

Net revenue

Our net revenue for the three months ended April 30, 2011 decreased $4.5 million, or 7%, compared to the corresponding period in the prior fiscal year.  The decrease was due primarily to a 17% decrease in average selling price, or ASP, partially offset by a 12% increase in units shipped.  The units shipped for our home networking and home control and energy management products, which have lower ASPs than our media processor and video image processor products, increased and the units shipped for our media processor and video image processor products decreased.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended
		% of		% of
	April 30, 2011	Net Revenue	May 1, 2010	Net Revenue
Connected home	$27,410	45%	$20,977	32%
IPTV media processor	22,308	37%	31,052	48%
Connected media players	7,855	13%	9,903	15%
Prosumer and industrial audio/video	2,883	5%	3,163	5%
Other	176	*	84	*
Net revenue	$60,632	100%	$65,179	100%

* This market provided less than 1% of our net revenue in this period.

Connected home market:   For the three months ended April 30, 2011, net revenue from sales of our products into the connected home market increased $6.4 million, or 31%, compared to the corresponding period in the prior fiscal year.  This increase was primarily the result of higher demand in the connected home market which was partially offset by a decrease in ASP.  Our revenue from the connected home market as a percentage of our total net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year increased by 13% primarily as a result of the increase in demand in the connected home market as well as the decline in demand in the IPTV media processor market.  We expect our revenue from the connected home market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IPTV media processor market:  For the three months ended April 30, 2011, net revenue from sales of our products, primarily our SMP8630 and SMP8650 SoC series, into the IPTV market decreased $8.7 million, or 28%, compared to the corresponding period in the prior fiscal year.  This decline was attributable to a decline in units shipped as a result of reduced demand for our SoCs in the IPTV media processor market due to product transitions at telecommunications service providers to the next generation IPTV media processor solutions.  Our revenue from the IPTV media processor market as a percentage of our total net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year decreased by 11% primarily as a result of the decrease in demand for our SoCs in the IPTV media processor market as well as the increase in net revenue from the connected home technologies market.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected media player market:  For the three months ended April 30, 2011, net revenue from sales of our products into the connected media player market decreased $2.0 million, or 21%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily attributable to a decrease in both ASP and units shipped as customers achieve cumulative volume pricing discounts on purchases of our products and transition to our next generation products.  Our revenue from the connected media players market as a percentage of our total net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year decreased by 2% primarily as a result of the increase in net revenue from our connected home market.

Prosumer and industrial audio/video market:  For the three months ended April 30, 2011, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $0.3 million, or 9%, compared to the corresponding period in the prior fiscal year.  The decrease was attributable to a slight decrease in ASP and a decrease in units shipped.  The decrease in ASP was primarily due to a shift in product mix to lower ASP next-generation products and the decrease in units shipped was primarily due to lower demand from our existing customers.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue was unchanged for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.

Other:  Our other markets consist of HDTV, PC add-in boards, development contracts, services and other ancillary markets.  For the three months ended April 30, 2011, net revenue increased $0.1 million, or 110%, compared to the corresponding period in the prior fiscal year.  The increase was primarily due to higher engineering development fees for customization of our SoCs.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended
		% of		% of
	April 30, 2011	Net Revenue	May 1, 2010	Net Revenue
SoCs	$60,240	99%	$64,768	99%
Other	392	1%	411	1%
Net revenue	$60,632	100%	$65,179	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected home technologies, connected media player and prosumer and industrial audio/video consumer electronic markets.  The decrease in revenue of $4.5 million, or 7%, in the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year was due primarily to a 17% decrease in ASP, across all product lines partially offset by a 12% increase in units shipped.  Our ASP declined for the three months ended April 30, 2011 because we shipped more units of our home networking products, which have lower ASPs than our media processor and video image processor products, for which the units shipped decreased compared to the corresponding period in the prior fiscal year.

Other:  We derive revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
		% of		% of
	April 30, 2011	Net Revenue	May 1, 2010	Net Revenue
Asia	$57,614	95%	$60,903	93%
North America	2,115	4%	2,370	4%
Europe	842	1%	1,857	3%
Other regions	61	*	49	*
Net revenue	$60,632	100%	$65,179	100%

* The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $3.3 million, or 5%, for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  Our net revenue from Asia increased 2% as a percentage of our total net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  The decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor market.

As a percentage of total net revenue by country in the Asia region, China, including Hong Kong, represented 84% and 81% in the three months ended April 30, 2011 and May 1, 2010, respectively.

North America:  Our net revenue in absolute dollars from North America decreased $0.3 million, or 11%, for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  Our net revenue from North America remained flat as a percentage of our net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from North America in both absolute dollars and as a percentage of our net revenue was primarily attributable to lower demand for our SoC solutions for the prosumer and industrial audio/video and connected media players markets.

For the three months ended April 30, 2011 and May 1, 2010, our net revenue generated outside North America was 97% and 96% of our net revenue, respectively.

Europe:  Our net revenue in absolute dollars from Europe decreased $1.0 million, or 55%, for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  Our net revenue from Europe decreased 2% as a percentage of our total net revenue for the three months ended April 30, 2011 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from Europe in both absolute dollars and  as a percentage of our total net revenue was primarily attributable to lower demand for our SoC solutions for the IPTV media processor market.

 Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	April 30, 2011	May 1, 2010
Gemtek	30%	19%
Motorola	20%	25%

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	April 30, 2011	% change		May 1, 2010
Gross profit	$29,792	(7%	)	$32,151
Gross margin	49.1%			49.3%

The $2.4 million decrease in gross profit and 0.2 percentage point decrease in gross margin, for the three months ended April 30, 2011, compared to the corresponding period in the prior fiscal year was due primarily to a 17% decline in ASP per SoC during the three months ended April 30, 2011 compared to the three months ended May 1, 2010, which was mostly offset by a 17% decline in our average cost per SoC.  The declines in both ASP and average cost per SoC were primarily the result of increased shipments of our home connectivity products which have lower ASPs and average costs than our media processor and video image processor products.  This decline in our average cost per SoC was partially offset by the increase in fixed costs such as depreciation and amortization as a percentage of revenue, due to the decrease in units shipped.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three months ended April 30, 2011 and May 1, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 30, 2011	% of Net Revenue	May 1, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$12,105	20%	$11,006	17%	1,099	10%
Development and design costs	3,891	6%	3,101	5%	790	25%
Depreciation and amortization	2,315	4%	1,612	2%	703	44%
Stock-based compensation	1,532	2%	1,700	3%	(168)	(10%)
Other	1,753	3%	1,339	2%	414	31%
Total research and development expenses	$21,596	35%	$18,758	29%	2,838	15%

For the three months ended April 30, 2011, compensation and benefits increased primarily due to an increase in headcount to support new product development as well as salary increases.  The increase in development and design costs, depreciation and amortization and other expenses was also in support of increased new product development activity.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following table set forth details of sales and marketing expense for the three months ended April 30, 2011 and May 1, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 30, 2011	% of Net Revenue	May 1, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,796	6%	$3,105	5%	691	22%
Depreciation and amortization	2,094	4%	2,051	3%	43	2%
Trade shows, travel and entertainment	919	2%	642	1%	277	43%
Stock-based compensation	594	1%	452	1%	142	31%
External commissions	368	*	390	*	(22)	(6%)
Other	730	1%	682	1%	48	7%
Total sales and marketing expenses	$8,501	14%	$7,322	11%	1,179	16%

 *The percentage of net revenue is less than one percent.

For the three months ended April 30, 2011, compensation and benefits increased primarily due to salary increases and an increase in headcount.  Depreciation and amortization costs are primarily comprised of amortization of intangible assets in connection with our acquisition of CopperGate.  Trade show, travel and entertainment expenses increased primarily as a result of our increased participation in trade shows to introduce and promote our products.  Stock-based compensation increased primarily due to increased hiring activity.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expenses increased primarily due to the increase in marketing materials purchased in connection with our participation in additional trade shows.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following table set forth details of general and administrative expense for the three months ended April 30, 2011 and May 1, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 30, 2011	% of Net Revenue	May 1, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,144	4%	$1,606	2%	538	33%
Legal and accounting fees	1,027	2%	1,305	2%	(278)	(21%)
Stock-based compensation	965	2%	841	1%	124	15%
Outside service fees	383	*	348	1%	35	10%
Other	916	1%	835	1%	81	10%
Total general and administrative expenses	$5,435	9%	$4,935	7%	500	10%

*The percentage of net revenue is less than one percent.

For the three months ended April 30, 2011, compensation and benefits increased primarily due to salary increases, and an increase in headcount.  The decrease in legal and accounting fees is primarily due to increased efficiency in our audit-related activities.  The increase in stock-based compensation expenses is primarily due to  the grant of restricted stock awards.  The increase in outside service fees is primarily due to higher IT infrastructure expenses.  Other expenses increased primarily due to the increase in investor relations activities.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Cost of revenue	$100	$131
Research and development	1,532	1,700
Sales and marketing	594	452
General and administrative	965	841
Total stock-based compensation	$3,191	$3,124

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Amortization of intangible assets

We classify our expense from the amortization of acquired developed technology of $2.7 million and $2.6 million for the three months ended April 30, 2011 and May 1, 2010, respectively, as cost of revenue.  We classify our amortization expense for acquired customer relationships and trademarks of $2.0 million for each of the three months ended April 30, 2011 and May 1, 2010, respectively, as sales and marketing expense.  At April 30, 2011, the unamortized balance from purchased intangible assets was $106.9 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of April 30, 2011 (in thousands, except for years):

	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$21,475	$54,352	5.6
Customer relationships	51,173	10,972	40,201	5.7
Trademarks	2,678	1,361	1,317	5.6
Noncompete agreements	1,400	1,400	—	—
	131,078	35,208	95,870	5.6
In-process research and development	11,070	—	11,070	*
	$142,148	$35,208	$106,940

*The estimated useful life will be determined upon completion of development.

We acquired in-process research and development, or IPR&D, of $10.7 million in our acquisition of CopperGate and $0.4 million in our acquisition of certain assets from a large computer manufacturer.  These IPR&D projects represent our next generation home connectivity product and our next generation HD video encoder product, respectively.  We expect to complete development of these projects in the second half of fiscal 2012 and first half of fiscal 2013, respectively.  Upon completion of development, we will determine, and begin amortization of these amounts over the estimated useful lives of these technologies.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended
	April 30, 2011	% change	May 1, 2010
Interest and other income, net	$819	13%	$724

Our other income and expense primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The increase of $0.1 million, or 13%, in the three months ended April 30, 2011 compared to the three months ended May 1, 2010 was due primarily to gains from hedging activities and the change in the hedge accounting for these transactions.  The increase in investment income relates to the realized gain recognized from marketable securities investments due to improved returns on investments.

Provision for income taxes

We recorded a provision for income taxes of $0.7 million for both the three months ended April 30, 2011 and May 1, 2010.  Included in our provision for income taxes  are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	April 30, 2011	January 29, 2011
Cash and cash equivalents	$59,819	$72,732
Short-term marketable securities	54,990	47,482
	$114,809	$120,214

As of April 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $114.8 million, which represents a decrease of $5.4 million from $120.2 million at January 29, 2011.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $6.4 million of cash used in our operating activities and $5.4 million in purchases of software, equipment and leasehold improvements.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $5.0 million of transfers from long-term marketable securities and $1.2 million in net proceeds from the sale of our common stock through our stock option plans.

As of April 30, 2011, we held $52.5 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net cash provided by (used in):
Operating activities	$(6,554)	$14,331
Investing activities	(7,771)	(14,440)
Financing activities	1,164	1,104
Effect of foreign exchange rate changes on cash and cash equivalents	248	(160)
Net increase (decrease) in cash and cash equivalents	$(12,913)	$835

Cash flows from operating activities

Net cash used in operating activities of $6.6 million for the three months ended April 30, 2011 was primarily due to net loss of $5.7 million, a $5.9 million increase in accounts receivable, a $3.8 million decrease in accrued liabilities, a $1.3 million decrease in accounts payable, a $0.6 million increase in inventories and a $0.7 million increase in prepaid expenses and other current assets.  These amounts were partially offset by non-cash expenses of $10.6 million and a $0.8 million increase in other long-term liabilities.  Non-cash expenses included in net income in the three months ended April 30, 2011 consisted primarily of $7.4 million in depreciation and amortization and $3.2 million in stock-based compensation expense.

The increase in accounts receivable was primarily the result of timing of product shipments during the quarter, which resulted in a increase in our days sales outstanding to 56 for the fiscal quarter ended April 30, 2011 compared to 48 for the previous fiscal quarter.  The increase in inventories was the result of increases in the level of our die bank and other purchased materials during the quarter which resulted in a decrease in our annualized rate of inventory turns to 3.2 for the fiscal quarter ended April 30, 2011 compared to 4.1 for the prior quarter.  The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments for inventories and software.

Net cash provided by operating activities of $14.3 million for the three months ended May 1, 2010 was primarily due to non-cash expenses of $9.7 million, a $2.5 million increase in accounts payable, a $1.7 million decrease in accounts receivable, net income of $1.1 million, a $0.5 million increase in other long-term liabilities and a $0.3 million decrease in inventories.  These amounts were partially offset by a $0.8 million decrease in accrued liabilities and a $0.7 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income in the three months ended May 1, 2010 consisted primarily of $6.7 million in depreciation and amortization and $3.1 million in stock-based compensation expense.

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

Cash flows from investing activities

Net cash used in investing activities was $7.8 million for the three months ended April 30, 2011 which was primarily due to purchases of software, equipment and leasehold improvements of $5.2 million and net purchases of marketable securities of $2.5 million.

Net cash used in investing activities was $14.4 million for the three months ended May 1, 2010 which was primarily due to purchases of software, equipment and leasehold improvements of $7.2 million and net purchases of marketable securities of $7.2 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.2 million in the three months ended April 30, 2011 which was due to proceeds from exercises of employee stock options.

Net cash provided by financing activities was $1.1 million in the three months ended May 1, 2010 which was due to proceeds from exercises of employee stock options.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in the first quarter of fiscal 2012 and it is possible that our operations will consume additional cash in future periods.  Based on our currently anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

Our marketable securities include primarily certificates of deposit, corporate bonds, corporate commercial paper, money market funds and US agency discount notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of April 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder Fiscal 2012	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter	Total
Operating leases	$2,686	$3,612	$1,631	$1,464	$9,393
Non-cancelable purchase orders	12,046	-	-	-	12,046
	$14,732	$3,612	$1,631	$1,464	$21,439

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

Interest rate sensitivity:  At April 30, 2011 and January 29, 2011, we held approximately $167.3 million and $177.5 million, respectively, of cash, cash equivalents and short term and long term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, Denmark, France, Japan, Taiwan and Vietnam where the Canadian dollar, Danish krone, Euro, Japanese Yen, Taiwanese dollar and Vietnamese dong are the primary financial currencies, respectively.  Additionally, a significant portion of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of April 30, 2011, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of April 30, 2011, we had foreign exchange contracts with notional values of approximately $6.8 million that mature on or before January 28, 2012.  Of this amount, contracts with a notional value of $4.3 million were entered into on or before January 29, 2011 and are designated as cash flow hedges, and contracts with a notional value of $2.5 million were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at April 30, 2011, the notional value of our hedges would decline and we would record a foreign exchange loss of approximately $0.4 million.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at April 30, 2011, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of April 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of April 30, 2011.

During the first quarter ended April 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

ITEM 1A.  RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to other information set forth in this Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For the three months ended April 30, 2011, Gemtek and Motorola accounted for 30% and 20%, respectively, of our net revenue.  For the three months ended May 1, 2010, Motorola and Gemtek accounted for 25% and 19%, respectively, of our net revenue.

Our business also depends on demand for our SoC solutions from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our SoC solutions.  Large carriers companies often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our SoCs and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our SoC solutions.  For example, a significant number of our SoCs are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our acquisition of CopperGate.  A significant percentage of the SoC solutions sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our SoC solutions have had significant fluctuations in demand which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  We may experience increased competition as companies that deploy set-top boxes incorporating our SoC solutions seek additional suppliers of SoCs for inclusion in their products.  Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our SoC solutions, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2011, sales of our SoCs represented nearly all of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights.  We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights.  From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights.  Any of the foregoing events or claims could result in litigation.  Any such litigation could result in significant expense to us and divert the efforts of our technical and management personnel.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements.  Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

The fabrication of semiconductors is a complex and technically demanding process.  Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be stopped or suspended.  Although we work closely with our third-party manufacturers to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities.  When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers' demands.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems or force us to sell our products at lower gross margins and therefore harm our financial results.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of April 30, 2011, we held 98 patents and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

We have a history of fluctuating operating results, including a net loss for the first quarter of fiscal 2012 and we may not be able to sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011 and a net loss of $5.7 million in the first quarter of fiscal 2012.  To sustain or increase profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  Although we were profitable in fiscal 2011, we may not continue to be profitable.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert our attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in March 2011, we completed the acquisition of certain assets from a large computer manufacturer and added 32 new employees.  In November 2009, we also completed the acquisition of CopperGate Communications Ltd., an Israeli company.  As a result, we added substantial operations, including 124 employees located in Israel and an additional 17 employees located outside of Israel.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets and 44 new employees of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the three months ended April 30, 2011, we derived 97% of our revenue from customers outside of North America.  We also have significant international operations including research and development facilities in Canada and Vietnam, sales and research and development facilities in Denmark, France, Israel, Japan, Singapore and Taiwan and a sales and distribution facility in Hong Kong.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, corporate and sales support operations and, as of April 30, 2011, we had 136 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

As a global company, we are subject to taxation in Hong Kong, Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

•	changes in the valuation of our deferred tax assets and liabilities, including the effect of foreign exchange rate fluctuations relative to the US Dollar;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in stock-based compensation expense;

•	changes in generally accepted accounting principles; and

•	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

During fiscal 2009, we established a foreign operating subsidiary in Singapore.  We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate has been and is expected to continue to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income or losses changes for any reason.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

The income tax benefits in Israel to which we are currently entitled from our approved enterprise program may be reduced or eliminated by the Israeli government in the future and also require us to satisfy specified conditions.  If they are reduced or if we fail to satisfy these conditions, we may be required to pay increased taxes and would likely be denied these benefits in the future.

     The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved enterprise” status to certain product development programs at our facility in Tel Aviv.  Our taxable income from these approved enterprise programs is exempt from tax for a period of two years from 2010 and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of our share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved program and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, or fail to get approval in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

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

Our headquarters, certain of our other facilities, and some of our suppliers and third-party manufacturers are located in active earthquake zones.  Earthquakes, tsunamis or other types of natural disasters affecting us, our suppliers or our manufacturers could cause resource shortages and production delays, which would disrupt and harm our business, results of operations and financial condition.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	the impairment and associated write-down of strategic investments that we may make from time-to-time;

•	write-downs of accounts receivable;

•	inventory obsolescence;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry forwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our stock price has demonstrated volatility and continued volatility in the stock market or our operating performance may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the three months ended April 30, 2011, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $14.63 on February 3, 2011 to a low of $11.37 on March 10, 2011, and subsequently to a low of $8.19 on June 8, 2011.  During fiscal 2011, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $15.02 on January 18, 2011 to a low of $9.42 on July 7, 2010.  During fiscal 2010, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $17.63 on June 22, 2009 to a low of $9.59 on February 3, 2009.  This volatility may often be unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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
Date: June 9, 2011
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