Form 10-Q
period 2011-07-30
SIGMA DESIGNS INC
filed 2011-09-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011
or

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

As of August 31, 2011, the Company had 32,142,277 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$58,512	$72,732
Short-term marketable securities	42,486	47,482
Restricted cash	1,772	1,616
Accounts receivable, net	30,360	31,348
Inventories	23,404	37,714
Deferred tax assets	4,675	4,670
Prepaid expenses and other current assets	8,414	7,493
Total current assets	169,623	203,055

Long-term marketable securities	63,352	57,308
Software, equipment and leasehold improvements, net	34,263	28,392
Goodwill	45,108	44,910
Intangible assets, net	102,174	107,628
Deferred tax assets, net of current portion	13,079	13,051
Long-term investments	6,300	4,300
Other non-current assets	555	595
Total assets	$434,454	$459,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,886	$15,650
Accrued liabilities	21,452	24,209
Total current liabilities	32,338	39,859

Other long-term liabilities	14,258	13,780
Long-term deferred tax liabilities	7,559	7,559
Total liabilities	54,155	61,198

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	450,705	441,249
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,555	1,121
Retained earnings	13,980	41,612
Total shareholders' equity	380,299	398,041

Total liabilities and shareholders' equity	$434,454	$459,239

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net revenue	$46,694	$73,326	$107,326	$138,505
Cost of revenue	33,700	38,343	64,540	71,371
Gross profit	12,994	34,983	42,786	67,134

Operating expenses:
Research and development	21,805	17,823	43,401	36,581
Sales and marketing	8,429	7,344	16,930	14,666
General and administrative	5,197	4,317	10,632	9,252
Total operating expenses	35,431	29,484	70,963	60,499
Income (loss) from operations	(22,437)	5,499	(28,177)	6,635

Interest and other income, net	734	454	1,553	1,178
Impairment of investment	—	(5,203)	—	(5,203)
Income (loss) before income taxes	(21,703)	750	(26,624)	2,610
Provision for income taxes	259	254	1,008	1,000
Net income (loss)	$(21,962)	$496	$(27,632)	$1,610

Net income (loss) per share:
Basic	$(0.69)	$0.02	$(0.87)	$0.05
Diluted	$(0.69)	$0.02	$(0.87)	$0.05

Shares used in computing net income (loss) per share:
Basic	31,913	31,180	31,822	31,087
Diluted	31,913	31,598	31,822	31,592

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income (loss)	$(27,632)	$1,610
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,415	13,475
Stock-based compensation	6,327	6,196
Provision for excess and obsolete inventory	7,969	214
Provision for sales discounts and (recovery) of doubtful account	(44)	37
Deferred income taxes	(4)	(67)
Impairment of software license	—	336
Loss on disposal of equipment	77	54
Accretion of contributed leasehold improvements	(122)	(88)
Impairment of investment	—	5,203
Changes in operating assets and liabilities:
Accounts receivable	1,032	(2,717)
Inventories	6,583	(4,246)
Prepaid expenses and other current assets	(876)	(1,247)
Other non-current assets	41	39
Accounts payable	(4,776)	5,275
Accrued liabilities	(6,928)	(1,758)
Other long-term liabilities	578	385
Net cash provided by (used in) operating activities	(2,360)	22,701

Cash flows from investing activities:
Restricted cash	(156)	(83)
Purchases of marketable securities	(44,814)	(59,657)
Sales and maturities of marketable securities	43,795	57,971
Purchases of software, equipment and leasehold improvements	(6,977)	(8,792)
Cash paid in connection with acquisition	(5,000)	—
Purchases of long-term investments	(2,000)	(150)
Net cash used in investing activities	(15,152)	(10,711)

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	3,129	2,557
Net cash provided by financing activities	3,129	2,557

Effect of foreign exchange rate changes on cash and cash equivalents	163	(530)
Increase (decrease) in cash and cash equivalents	(14,220)	14,017

Cash and cash equivalents at beginning of period	72,732	81,947
Cash and cash equivalents at end of period	$58,512	$95,964

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$514	$899

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) is a leader in connected media platforms.  We specialize in integrated system-on-chip, or SoC, solutions that serve as the foundation for the world’s leading IPTV set-top boxes, connected media players, residential gateways, home control systems and more.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly- owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at July 30, 2011 and January 29, 2011, the consolidated results of our operations for the three months and six months ended July 30, 2011 and July 31, 2010, and the consolidated cash flows for the six months ended July 30, 2011 and July 31, 2010.  The results of operations for the three months and six months ended July 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2012 ended on July 30, 2011.  The second quarter of fiscal 2011 ended on July 31, 2010.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as SoC solutions consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Valuation of inventories:  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable.  We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers usually only provide us with firm purchase commitments for the current period and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins.  A provision is recorded for inventories in excess of estimated future demand.  In addition, we write off inventories that are obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  During the three months ended July 30, 2011 we recorded a $7.8 million provision for excess inventory primarily in connection with our SMP8634 and SMP8656 die bank.  Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Goodwill and intangible assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

We review goodwill and intangible assets with indefinite lives for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  This review involves a two-step process.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  A potential impairment exists if the fair value of the reporting unit is lower than its net book value.  As of January 29, 2011, the estimated fair value of our reporting unit exceeded the carrying value of our net assets by 66%.  The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of our reporting unit’s net assets other than goodwill to the fair value of the reporting unit and, if the difference is less than the net book value of goodwill, an impairment exists and is recorded.  We have not been required to perform this second step of the process because the fair value of our reporting unit has exceeded the net book value at each measurement date.  However, an impairment charge would be recorded if the carrying value exceeded the assets’ fair value, which would decrease our income and possibly result in a loss for the reporting period.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an impairment of our goodwill and intangible assets.

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  As of July 30, 2011, there were no events that triggered a test of the recoverability of our long-lived assets.

As of July 30, 2011, we considered whether the further decline in our market capitalization, sales and profitability and the continued effect of competitive factors, which we had anticipated, would trigger an interim goodwill impairment review.  At July 30, 2011, our market capitalization, adjusted for a reasonable control premium, exceeded the carrying value of our net assets by 8%.  Although we have invested and need to continue to invest in growing our business, in reviewing each of these elements separately and as a whole, we concluded that a goodwill impairment review was not required and that impairment of our long-lived assets was not indicated as of July 30, 2011.

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

Recent accounting pronouncements:  In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be adopted prospectively and early adoption is not permitted.  We will adopt this authoritative guidance beginning in our first quarter of fiscal 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-ownership changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be applied retrospectively and early adoption is permitted.  We will adopt this authoritative guidance beginning in the first quarter of fiscal year 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.           Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	July 30, 2011			January 29, 2011
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain	Value	Value	Gain	Value
Corporate bonds	$99,285	$346	$99,631	$89,677	$266	$89,943
Money market funds	17,784	—	17,784	21,946	—	21,946
Corporate commercial paper	—	—	—	8,995	2	8,997
US agency discount notes	6,205	1	6,206	6,999	—	6,999
Certificate of deposit	—	—	—	3,900	—	3,900
Total cash equivalents and marketable securities	$123,274	$347	123,621	$131,517	$268	131,785

Cash on hand held in the United States			2,370			14,980
Cash on hand held overseas			38,359			30,757
Total cash on hand			40,729			45,737
Total cash, cash equivalents and marketable securities			$164,350			$177,522

Reported as:
Cash and cash equivalents			$58,512			$72,732
Short-term marketable securities			42,486			47,482
Long-term marketable securities			63,352			57,308
			$164,350			$177,522

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are as follows (in thousands):

	July 30, 2011		January 29, 2011
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$60,176	$ 60,269	$74,398	$74,477
Due in greater than 1 year	63,098	63,352	57,119	57,308
Total	$123,274	$ 123,621	$131,517	$131,785

Our marketable securities include primarily corporate bonds, money market funds and US agency discount notes.

3.	Fair values of assets and liabilities

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The accounting standards establish a consistent framework for measuring fair value and disclosure requirements about fair value measurements and among other things, require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 and January 29, 2011 (in thousands):

	As of July 30, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$99,631	99,631	$—	$—
Money market funds	17,784	17,784	—	—
US agency discount notes	6,206	6,206	—	—
Total cash equivalents and marketable securities	123,621	123,621	—	—
Restricted cash	1,772	1,772	—	—
Derivative instruments	245	—	245	—
Total assets measured at fair value	$125,638	125,393	$245	$—

	As of January 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$89,943	$89,943	$—	$—
Money market funds	21,946	21,946	—	—
Corporate commercial paper	8,997	8,997	—	—
US agency discount notes	6,999	6,999	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	131,785	131,785	—	—
Restricted cash	1,616	1,616	—	—
Derivative instruments	85	—	85	—
Total assets measured at fair value	$133,486	$133,401	$85	$—

Accrued contingent payment for CopperGate acquisition	$1,689	—	—	$1,689

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the six months ended July 30, 2011 (in thousands):

Contingent Liability
Beginning balance at January 29, 2011	$1,689
Payment made	(1,689)
Ending balance at July 30, 2011	$—

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and only adjusted to fair value only if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately-held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  Subsequently this issuer was liquidated in bankruptcy and we received no amounts.

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

As of July 30, 2011, we had foreign exchange contracts with notional values of approximately $5.3 million that mature on or before April 25, 2012.  Of this amount, contracts with a notional value of $2.2 million were entered into on or before January 29, 2011 and were designated as cash flow hedges, and contracts with a notional value of $3.1 million were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  In the three and six months ended July 30, 2011, we recognized gains of approximately $0.2 million and $0.7 million, respectively, as a result of foreign exchange contracts.  As of July 31, 2010, we had foreign exchange contracts to sell up to approximately $8.0 million for a total amount of approximately NIS 30.5 million, that matured on or before May 31, 2011.  In the three and six months ended July 31, 2010, we recognized gains of approximately $1,000 and $0.1 million, respectively, as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of July 30, 2011 and January 29, 2011 (in thousands):

		July 30,	January 29,
Derivative assets	Balance Sheet location	2011	2011

Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$—	$85
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	245	—
Total fair value of derivative instruments		$245	$85

The effects of derivative instruments on income and accumulated other comprehensive income for the three and six months ended July 30, 2011 and July 31, 2010 are summarized below (in thousands):

	Gains (Losses) recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains (Losses) recognized in earnings on derivatives (including ineffective portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Three months ended July 30, 2011 Foreign exchange contracts	$—	$ 29	Operating expenses and cost of revenue	$ 150	Interest and other income, net

Six months ended July 30, 2011 Foreign exchange contracts	$—	$ 103	Operating expenses and cost of revenue	$ 600	Interest and other income, net

Three months ended July 31, 2010 Foreign exchange contracts	$(69)	$ 5	Operating expenses and cost of revenue	$ (4)	Interest and other income, net

Six months ended July 31, 2010 Foreign exchange contracts	$(48)	$ 85	Operating expenses and cost of revenue	$ (4)	Interest and other income, net

The impact of the ineffective portion on designated cash flow derivative contracts recognized in interest and other income, net for the three and six months ended July 30, 2011 and July 31, 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Foreign exchange contracts gains (losses)	$—	$(4)	$—	$(4)

The amount of gain associated with non-designated derivative contracts recognized in interest and other income, net, for the three and six months ended July 30, 2011 and July 31, 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gain on foreign exchange contracts including forward point income	$150	$—	$600	$—

5.	Restricted cash

As of July 30, 2011 and January 29, 2011, we had $1.8 million and $1.6 million, respectively, of restricted cash related to a deposit pledged to a financial institution in connection with our foreign exchange forward contracts and an office operating lease.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately-held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer D”) at a total investment cost of $1.0 million.  Additionally, in the fourth quarter of fiscal 2011, we purchased a convertible note from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.  In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately-held technology company (“Issuer F”) at a total investment cost of $2.0 million.

As of July 30, 2011, we have investments in the amount of zero, net of impairment reserve, in Issuer A, $2.0 million in Issuer B, $1.0 million in Issuer C, $1.0 million in Issuer D, $0.3 million in Issuer E and $2.0 million in Issuer F for a total investment of $6.3 million in these six companies.  Three of our four directors hold equity interests in Issuer A in which we invested an aggregate of $5.0 million and one of these directors is also a director of Issuer A.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who has no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During the second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  Subsequently this issuer was liquidated in bankruptcy and we received no amounts.  Accordingly, as of July 30, 2011 and January 29, 2011, the convertible note in Issuer A was valued at zero.

At both July 30, 2011 and January 29, 2011, our equity investments in privately held companies were valued at $6.3 million and $4.3 million, respectively, representing their cost, net of reserve for impairment.

7.	Inventories

Inventories consist of the following (in thousands):
	July 30, 2011	January 29, 2011
Wafers and other purchased material	$15,728	$24,433
Work-in-process	1,304	1,136
Finished goods	6,372	12,145
Total	$23,404	$37,714

8	Acquisitions

On March 21, 2011, we executed a definite agreement to acquire certain assets, including intangible assets and products, from a business division of a large computer manufacturer for $5.0 million in cash, which was paid on May 3, 2011.

The assets we acquired include a low-power High Definition, or HD, video encoder processor aimed at capturing HD video for visual telephony between set-top boxes, connected media players, Voice over Internet Protocol, or VoIP, devices, video phones, video conferencing TV’s and video surveillance devices.

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

On November 10, 2009, we acquired all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd., or CopperGate, pursuant to an Acquisition Agreement dated October 12, 2009, as amended by the First Amendment to Acquisition Agreement dated November 10, 2009 (the “Agreement”).  CopperGate is headquartered in Tel Aviv, Israel and is a provider of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coaxial cable, phone and power.  CopperGate solutions are deployed by service providers enabling the delivery of HDTV, VoIP and fast internet services.  Significant reasons for our acquisition of CopperGate were to obtain synergy by expanding the breadth of our technology and to extend our position as a leading provider of complete home entertainment chipset solutions for all forms of media processing and communications that would enable a more comprehensive set of solutions to capitalize on a broader range of market opportunities.  These significant factors were the basis for the recognition of goodwill.  The goodwill is not expected to be deductible for tax purposes.  Under the terms of the Agreement, we paid approximately $116.0 million in cash of which approximately $11.6 million was held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares were held in escrow for a period of 18 months from the closing date.  The escrow amounts were paid during the second fiscal quarter of 2012.  At the closing, we also assumed all unvested CopperGate options and, as a result, issued unvested options to purchase an aggregate of 574,881 shares of our common stock, which options will vest over time.  Under the terms of the Agreement, we also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones are achieved over a specified period of time.  All milestones were achieved and all amounts were paid.

 In connection with the CopperGate acquisition, we obtained a valuation of the net assets acquired in order to allocate the purchase price to the acquired assets.  The total purchase price was allocated to CopperGate net tangible and intangible assets based upon fair values as of November 10, 2009.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The valuation of identifiable intangible assets was based on both the income and cost approach methods and included the following significant estimates and assumptions: income forecasts, weighted average cost of capital and discounted cash flows.  The purchase price in the transaction was allocated as follows (in thousands except years):

	Amount
Cash consideration	$115,956
Common stock issued	48,513
Contingent consideration	4,900
Total consideration	$169,369

Net tangible assets	$19,804
		Estimated
		Useful Life
Identifiable intangible assets:
Developed technology	53,600	7 years
Customer relationships	49,300	7 years
Trademarks	1,200	2 years
In-process research and development	10,700	*
Goodwill	34,765	—
Total consideration	$169,369

* The estimated useful life will be determined upon completion of development.

               A $4.9 million liability was recorded for the net present value as of the acquisition date of the estimated fair value of the acquisition-related contingent consideration based on the probability of the achievement of revenue and product related milestones.  The estimated fair value of the contingent consideration was based on the probability that these milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  Any change in the fair value of the acquisition-related contingent consideration subsequent to the closing date, including changes from events after the closing date, will be recognized in earnings in the period the estimated fair value changes.  As of July 30, 2011, the contingent liability has been paid in full.

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

The amounts of revenue and net loss of CopperGate included in our consolidated statement of operations from the acquisition date to the period ended January 30, 2010 were as follows (in thousands):

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

Goodwill

The goodwill balance of $45.1 million as of July 30, 2011, is comprised of $0.2 million for the May 21, 2011 acquisition, $34.8 million for the fiscal 2010 CopperGate acquisition, $2.9 million for the fiscal 2009 Zensys acquisition, $2.2 million for the fiscal 2009 VXP acquisition and $5.0 million for the fiscal 2007 Blue7 acquisition.

The following table summarizes the activity related to the carrying value of our goodwill during the six month period ended July 30, 2011 (in thousands):

July 30, 2011
Balance at January 29, 2011	$44,910
March 21, 2011 acquisition	198
Balance at July 30, 2011	$45,108

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of July 30, 2011 and January 29, 2011 (in thousands, except for years):

	As of July 30, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$24,208	$51,619	5.3
Customer relationships	51,173	12,810	38,363	5.5
Trademarks	2,678	1,556	1,122	6.0
Non-compete agreements	1,400	1,400	—	—
	131,078	39,974	91,104	5.4
In-process research and development	11,070	—	11,070	*
	$142,148	$39,974	$102,174

*The estimated useful life will be determined upon completion of each development project.

	As of January 29, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$18,770	$54,140	5.7
Customer relationships	50,423	9,146	41,277	6.0
Trademarks	2,677	1,166	1,511	5.4
Non-compete agreements	1,400	1,400	—	—
	127,410	30,482	96,928	5.8
In-process research and development	10,700	—	10,700	*
	$138,110	$30,482	$107,628

*The estimated useful life will be determined upon completion of each development project.

We acquired in-process research and development, or IPR&D, of $10.7 million in our acquisition of CopperGate and $0.4 million in our acquisition of certain assets from a large computer manufacturer.  The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of these acquisitions.  The amounts allocated to IPR&D will not begin to be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the dates of acquisition.  These IPR&D projects represent our next generation G.hn home connectivity product with an estimated fair value of $10.7 million and our next generation HD video encoder product with an estimated fair value of $0.4 million, respectively.  We expect to complete development and begin benefiting from both of these projects in the second half of fiscal 2013.  The G.hn home connectivity product is now in the engineering sampling phase and we expect to incur approximately $8.0 million in additional costs to complete the remaining development efforts.  The HD encoder product is in the development phase and we expect to incur approximately $4.0 million in additional costs to complete the remaining development efforts.  Upon completion of development, we will estimate the useful lives of these technologies, and begin amortization of these amounts over that period.

Amortization expense related to acquired intangible assets was $4.7 million and $9.4 million for the three and six months ended July 30, 2011, respectively, and $4.6 million and $9.2 million for the three and six months ended July 31, 2010, respectively.  As of July 30, 2011, we expect the amortization expense, excluding IPR&D, in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2012	$5,470	$3,677	$250	$9,397
2013	10,940	7,353	178	18,471
2014	10,184	7,353	119	17,656
2015	8,719	7,353	118	16,190
2016	8,685	7,197	118	16,000
Thereafter	7,621	5,430	339	13,390
	$51,619	$38,363	$1,122	$91,104

10.	Product warranty

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

Details of the change in accrued warranty as of July 30, 2011 and July 31, 2010 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
July 30, 2011	$1,300	$324	$(297)	$1,327
July 31, 2010	1,150	255	(161)	1,244

Six Months Ended
July 30, 2011	$1,300	$530	$(503)	$1,327
July 31, 2010	1,100	454	(310)	1,244

11.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2012	$1,838
2013	2,709
2014	1,230
2015	860
2016	797
Thereafter	1,449
Total minimum lease payments	$8,883

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to sixteen week lead-time basis.  As of July 30, 2011, the total amount of outstanding non-cancelable purchase orders was approximately $17.0 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and six months ended July 30, 2011, we recorded royalty expense of $0.5 million and $1.1 million, respectively, and $0.8 million and $1.6 million for the three and six months ended July 31, 2010, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, CopperGate, participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through July 30, 2011, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 4.5% of the sales of certain products up to an amount equal to 100% of the grants received.  As of July 30, 2011, our remaining obligation under these programs was $0.6 million.

Contingencies

Litigation

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business.  We expect that the number and significance of these matters will increase as our business expands.  In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows.  Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all.  If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

12.	Comprehensive income (loss)

Components of our comprehensive income (loss) for the three and six months ended July 30, 2011 and July 31, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income (loss)	$(21,962)	$496	$(27,632)	$1,610
Unrealized gains (loss) on marketable securities	(137)	275	29	208
Currency translation adjustment	(235)	(373)	405	(715)
Comprehensive income (loss)	$(22,334)	$398	$(27,198)	$1,103

13.	Net income (loss) per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.  Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net income (loss) per share computed for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Numerator:
Net income (loss), as reported	$(21,962)	$496	$(27,632)	$1,610
Denominator:
Weighted average common shares outstanding - basic	31,913	31,180	31,822	31,087
Effect of dilutive securities:
Stock options	—	418	—	505
Shares used in computation - diluted	31,913	31,598	31,822	31,592
Net income (loss) per share:
Basic	$(0.69)	$0.02	$(0.87)	$0.05
Diluted	$(0.69)	$0.02	$(0.87)	$0.05

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and six months ended July 30, 2011 and July 31, 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options excluded because the effect of including would be anti-dilutive	329	—	470	—
Stock options excluded because exercise price is in excess of average stock price	5,421	5,276	4,429	4,979

14.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of July 30, 2011, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, and other stock-related and performance awards that may be settled in cash, stock or other property.  In July 2009, 2,900,000 shares of common stock were reserved for issuance and in July 2011 an additional 2,000,000 shares were reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock subject to stock awards outstanding under the 2001 Plan but terminated prior to exercise and would otherwise be returned to the share reserves under our 2001 Plan may become available for issuance under the 2009 Incentive Plan.

As of July 30, 2011, 2,897,014 shares were available for future grants under our stock incentive plans.  Additionally, up to 798,869 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	Outstanding	Per Share	(Years)
Balance, January 29, 2011	6,084,125	$12.26	6.91	$19,493,166
Granted	111,200	13.70
Cancelled	(66,184)	12.34
Exercised	(138,255)	8.43
Balance, April 30, 2011	5,990,886	$12.38	6.74	13,048,120
Granted	220,100	11.84
Cancelled	(143,846)	11.81
Exercised	(33,004)	3.26
Balance, July 30, 2011	6,034,136	$12.42	6.59	$2,732,931

Ending Vested and Expected to Vest	5,877,696	$12.44	6.54	$2,699.424
Ending Exercisable	3,452,735	$12.69	5.52	$2,353,609

The aggregate intrinsic value as of July 30, 2011, in the table above represents the total pretax intrinsic value, based on our closing stock price of $8.55 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.2 million and $0.5 million for the three months ended July 30, 2011 and July 31, 2010, respectively, determined as of the option exercise.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.8 million and $2.1 million for the six months ended July 30, 2011 and July 31, 2010, respectively, determined as of the date of option exercise.  The total fair value of options which vested during the three months ended July 30, 2011 and July 31, 2010 was $2.9 million and $2.0 million, respectively.  The total fair value of options which vested during the six months ended July 30, 2011 and July 31, 2010 was $6.1 million and $4.1 million, respectively.

The options outstanding and currently exercisable at July 30, 2011 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at July 30, 2011	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at July 30, 2011	Weighted Average Exercise Price Per Share
$0.92	$7.89	707,673	2.66	$4.69	646,595	$4.91
$7.99	$10.51	352,994	7.37	$9.64	181,712	$9.54
$10.59	$10.59	624,662	8.48	$10.59	186,687	$10.59
$10.87	$10.87	694,205	7.22	$10.87	367,641	$10.87
$11.06	$11.07	1,046,536	6.76	$11.07	657,284	$11.06
$11.09	$11.66	672,106	6.31	$11.33	433,350	$11.32
$11.69	$12.21	605,413	8.19	$11.96	186,498	$12.05
$12.27	$15.25	640,987	6.76	$14.53	246,172	$14.37
$15.32	$41.58	636,560	6.37	$24.96	507,932	$25.96
$45.83	$45.83	53,000	6.27	$45.83	38,864	$45.83
$0.92	$45.83	6,034,136	6.59	$12.42	3,452,735	$12.69

Restricted Stock Awards

We value restricted stock awards using the intrinsic value on the date of grant.  These awards are granted under our 2009 Stock Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares remain subject to our right of repurchase until vested.  The shares vest over five years according to the terms specified in the individual grants.  There were no shares of restricted stock outstanding as of July 31, 2010.  The following table sets forth the shares of restricted stock outstanding as of July 30, 2011:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Balance as of January 29, 2011	85,137	$ 13.39	$ 1,139,984
Granted	28,070	8.63	242,244
Balance as of July 30, 2011	113,207	$ 12.21	$ 1,382,228

Employee stock purchase plan

As of July 30, 2011, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 286,171 had been issued.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	July 30, 2011		July 31, 2010
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	52.02%	49.49%	45.88%	41.67%
Risk-free interest rate	1.70%	0.10%	1.93%	0.22%
Expected term (in years)	5.94	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$5.92	$2.27	$4.83	$2.63

	Six Months Ended
	July 30, 2011		July 31, 2010
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	51.78%	49.49%	54.21%	41.67%
Risk-free interest rate	1.90%	0.10%	2.67%	0.22%
Expected term (in years)	5.93	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$6.25	$2.27	$5.88	$2.63

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

The following table sets forth the stock-based compensation expense for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended
	July 30, 2011	July 31, 2010
Cost of revenue	$129	$141
Research and development expenses	1,684	1,682
Sales and marketing expenses	565	532
General and administrative expenses	758	717
Total stock-based compensation	$3,136	$3,072

	Six Months Ended
	July 30, 2011	July 31, 2010
Cost of revenue	$229	$272
Research and development expenses	3,216	3,382
Sales and marketing expenses	1,159	984
General and administrative expenses	1,723	1,558
Total stock-based compensation	$6,327	$6,196

As of July 30, 2011, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $26.3 million and will be recognized over an estimated weighted average amortization period of 3.2 years.  The amortization period is based on the expected remaining vesting term of the options.

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2011.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.2 million for the three months ended July 30, 2011 and July 31, 2010, respectively.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.5 million and $0.4 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,000 Canadian in calendar year 2011.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $25,000 and $20,000 for the three months ended July 30, 2011 and July 31, 2010, respectively.  The matching contributions to the GRRSP totaled $56,000 and $44,000 for the six months ended July 30, 2011 and July 31, 2010, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contributions to the Retirement Pension Plan totaled $42,000 and $24,000 for the three months ended July 30, 2011 and July 31, 2010, respectively.  The matching contributions to the Retirement Pension Plan totaled $92,000 and $54,000 for the six months ended July 30, 2011 and July 31, 2010, respectively.

In addition, for our qualified Taiwan-based employees, we are required by Labor Standards Law in Taiwan to contribute to their Labor Pension Fund accounts monthly at the rate of 6% of their base salary.  Employees may voluntarily contribute per month, up to 6% of monthly wages to their fund account.  The Labor Pension fund is managed by Local Authority.  The employer contributions to the Labor Pension Fund totaled $14,000 and $24,000 for the three and six months ended July 30, 2011, respectively.  There were no employer contributions to the Labor Pension Fund for the three and six months ended July 31, 2010.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one-month salary for each year of employment or portion thereof.  As of July 30, 2011, we have an accrued severance liability of $1.7 million offset by $1.6 million of accrued employee severance funds.

15.	Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in Israel, Hong Kong, Singapore and the United States.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization or net income.

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Asia	$42,575	$68,936	$100,189	$129,839
North America	2,785	3,026	4,900	5,396
Europe	1,087	1,334	1,929	3,191
Other regions	247	30	308	79
Net revenue	$46,694	$73,326	$107,326	$138,505

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
China, including Hong Kong	$35,974	$60,334	$87,097	$113,305
Rest of the world	10,720	12,992	20,229	25,200
Net revenue	$46,694	$73,326	$107,326	$138,505

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gemtek	28%	23%	29%	21%
Motorola	17%	23%	19%	24%

Two international customers each accounted for 27% of total accounts receivable at July 30, 2011.  Two international customers accounted for 23% and 19% of total accounts receivable at January 29, 2011.

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

 Overview

We are a leader in connected media platforms.  We specialize in integrated system-on-chip, or SoC, solutions that serve as the foundation for the world’s leading IPTV set-top boxes, connected media players, residential gateways, home control systems and more.  We offer four separate product lines: media processors, home networking products, video image processors and home control and energy management automation products.  Each of these product lines contributes to our SoC offerings.  We sell our products into four primary target markets: the IPTV media processor, connected home, connected media player and prosumer and industrial audio/video markets.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to as our other market.

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

Connected Home market:

The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, voice over IP, or VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired and wireless home networking and home control and energy management automation products.  Our wired networking products use three technologies, HPNA, HPAV and G.hn.  Our HPNA products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters by leading OEMs, such as Pace, Cisco Systems and Motorola.  Set-top boxes containing our products are deployed globally, primarily in North America, by telecommunications carriers such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  Our wireless products use two technologies and Z-Wave.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.  To date, we have not generated significant revenue from our products based on HPAV technologies and we have generated no revenue from our G.hn technology.

Connected Media Player market:

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, wireless streaming PC or IP to TV devices and Blu-ray DVD players that perform playback of digital media stored in optical or hard disk formats.  We target this market with our media processor product line.  Our media processor SoCs are used by consumer electronics providers, such as Netgear, Sony and Western Digital in applications such as DMAs, Blu-ray DVD players and other connected media player devices.

Prosumer and Industrial Audio/Video market:

The prosumer and industrial audio/video market primarily consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market primarily with our VXP video image processor product line.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants such as Harris, Panasonic, Polycom and Sony.

Our SoC Solutions

We consider all of our semiconductor products to be SoCs because of their high degree of integrated processing capabilities and advanced software.  As a result, we believe our SoC solutions enable our customers to efficiently bring consumer multimedia devices to market.  We believe IPTV set-top box and connected media player designers and consumer device manufacturers select our SoC solutions because of the compelling nature of their performance and ease of integration.  These SoCs are enhanced by the addition of various connectivity solutions including HPNA, HPAV, Z-Wave and others.  Our highly integrated products have replaced a number of single function semiconductors with a multi-function SoC, which significantly improves performance and lowers power consumption and cost.

We sell our SoC solutions into each of our primary target markets.  For both the three and six months ended July 30, 2011 and July 31, 2010, we derived nearly all of our net revenue from our SoC solutions.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  For example, in the three months ended July 30, 2011, we recorded a provision for excess inventory of $7.8 million primarily due to a definitive communication from a large customer related to our end customer’s transition to a next generation product sold by one of our competitors.

Many of our target markets are characterized by intense price competition.  The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets.  The willingness of customers to design our SoCs into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, volume order discounts, mix of product sales, amount of development revenue and provisions for inventory excess and obsolescence.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011, except the following policies which have been updated, reflect the more significant judgments and estimates used in preparation of our annual and interim financial statements.

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as 'SoC solutions' consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Valuation of inventories:  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable.  We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers usually only provide us with firm purchase commitments for the current period and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins.  A provision is recorded for inventories in excess of estimated future demand.  In addition, we write off inventories that are obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  During the three months ended July 30, 2011 we recorded a $7.8 million provision for excess inventory primarily in connection with our SMP8634 and SMP8656 die bank.  Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

We base our valuation of identifiable intangible assets on methods known as the income approach and the cost approach.  The income approach attempts to value an asset by estimating the present value of the future economic benefits it is expected to produce.  These benefits can include earnings, cost savings, tax deductions, and disposition proceeds from the asset.  An indication of value may be developed in this approach by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation over the asset’s holding period, and the risks associated with realizing the cash flows in the amounts and at the times projected.  The discount rate selected is typically based on rates of return available from alternative investments of similar type and quality as of the valuation date.  The most commonly employed income approach to valuation is the discounted cash flow analysis.  The market approach attempts to value an asset by examining observable market values for similar assets.  Sales and offering prices for comparable assets are adjusted to reflect differences between the asset being valued and the comparable assets, such as, location, time and terms of sale, utility and physical characteristics.  When applied to the valuation of equity, the analysis may include consideration of the financial condition and operating performance of the company being valued relative to those of publicly traded companies or to those of companies acquired in a single transaction, which operate in the same or similar lines of business.

 Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products, calculation of the weight average cost of capital and expected cash flows from completed projects; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and intangible assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

We review goodwill and intangible assets with indefinite lives for impairment annually as of the last day of our fiscal year and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  This review involves a two-step process.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  A potential impairment exists if the fair value of the reporting unit is lower than its net book value.  As of January 30, 2011, the estimated fair value of our reporting unit exceeded the carrying value of our net assets by 66%.  The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of our reporting unit’s net assets other than goodwill to the fair value of the reporting unit and, if the difference is less than the net book value of goodwill, an impairment exists and is recorded.  We have not been required to perform this second step of the process because the fair value of our reporting unit has exceeded the net book value at each measurement date.  However, an impairment charge would be recorded if the carrying value exceeded the assets’ fair value.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasted revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  As of July 30, 2011, there were no events that triggered a test of the recoverability of our long-lived assets.

As of July 30, 2011, we considered whether the further decline in our market capitalization, sales and profitability and the continued effect of competitive factors, which we had anticipated, would trigger an interim goodwill impairment review.  At July 30, 2011, our market capitalization, adjusted for a reasonable control premium, exceeded the carrying value of our net assets by 8%.  We have invested and need to continue to invest in growing our business, and in reviewing each of these elements separately and as a whole, we concluded that a goodwill impairment review was not required and that impairment of our long-lived assets was not indicated as of July 30, 2011.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue		July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue
Net revenue	$46,694	100%	$73,326	100%		$107,326	100%	$138,505	100%
Cost of revenue	33,700	72%	38,343	52%		64,540	60%	71,371	52%
Gross profit	12,994	28%	34,983	48%		42,786	40%	67,134	48%
Operating expenses:
Research and development	21,805	47%	17,823	24%		43,401	40%	36,581	26%
Sales and marketing	8,429	18%	7,344	10%		16,930	16%	14,666	10%
General and administrative	5,197	11%	4,317	6%		10,632	10%	9,252	7%
Total operating expenses	35,431	76%	29,484	40%		70,963	66%	60,499	43%
Income (loss) from operations	(22,437)	(48%)	5,499	8%		(28,177)	(26%)	6,635	5%
Interest income and other income, net	734	1%	454	*		1,553	1%	1,178	1%
Impairment of investment	—		(5,203)	(7%	)	—		(5,203)	(4%	)
Income (loss) before income taxes	(21,703)	(47%)	750	1%		(26,624)	(25%)	2,610	2%
Provision for income taxes	259	*	254	*		1,008	*	1,000	1%
Net income (loss)	$(21,962)	(47%)	$496	1%		$(27,632)	(25%)	$1,610	1%

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended July 30, 2011 decreased $26.6 million, or 36%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to a 26% decrease in units shipped and a 14% decline in average selling price, or ASP.  The decrease in units shipped was comprised of a 52% decline for our media processor products and a 21% decline for our home networking products.

Our net revenue for the six months ended July 30, 2011 decreased $31.2 million, or 23%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to an 8% decrease in units shipped and a 16% decrease in ASP.  The decline in units shipped was comprised of a 42% decline for our media processor products offset by a 17% increase for our home networking products and was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies and competitive factors.

For the comparative three and six month periods, the decline in ASPs was primarily due to the increase, as a percentage of net revenue, of sales of our home networking products compared to sales of our media processor products because ASPs for our home networking products are lower than ASPs for our media processor products.  We expect our revenue to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and other consumer electronics companies.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV media processor market, connected home market, the connected media player market and the prosumer and industrial audio/video market.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to collectively as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue
Connected home technologies	$19,436	42%	$21,654	30%	$46,846	44%	$42,631	31%
IPTV media processor	18,349	39%	39,098	53%	40,657	38%	70,150	51%
Connected media players	5,623	12%	10,153	14%	13,478	12%	20,056	14%
Prosumer and industrial audio/video	3,270	7%	2,406	3%	6,153	6%	5,569	4%
Other	16	*	15	*	192	*	99	*
Net revenue	$46,694	100%	$73,326	100%	$107,326	100%	$138,505	100%

*	This market provided less than 1% of our net revenue in this period.

Connected home market:   For the three and six months ended July 30, 2011, net revenue from sales of our products into the connected home market decreased $2.2 million, or 10%, and increased $4.2 million, or 10%, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease for the three months ended July 30, 2011 was primarily attributable to a decrease in units shipped in connection with a decrease in demand from contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunications providers and the timing of new product introductions by telecommunications providers.  The decrease in ASP was due to certain customers achieving cumulative volume pricing discounts on purchases of our products.

 The increase for the six months ended July 30, 2011 was primarily attributable to an increase in units shipped which was partially offset by a decrease in ASP.  The increase in units shipped was due to increased demand at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunications providers and the timing of new product introductions by telecommunications providers.  The decrease in ASP was due to certain customers achieving cumulative volume pricing discounts on purchases of our products.

Our revenue from the connected home market as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding period in the prior fiscal year increased by 12% and 13%, respectively, primarily as a result of a decrease in our total net revenue primarily due to a decline in demand for our products in the IPTV media processor and connected media players market.  We expect our revenue from the connected home market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IPTV media processor market:  For the three and six months ended July 30, 2011, net revenue from sales of our products, primarily our SMP8630 and SMP8650 SoC series products, into the IPTV media processor market decreased $20.7 million, or 53%, and $29.5 million, or 42%, respectively, compared to the corresponding periods in the prior fiscal year.  This decline was primarily attributable to a decline in units shipped as a result of reduced demand for our SoCs in the IPTV media processor market due to competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.

Our revenue from the IPTV media processor market as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year decreased by 14% and 13%, respectively, primarily as a result of the decrease in demand for our SoCs in the IPTV media processor market.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is based on IPTV service deployments by telecommunication service providers, adoption of future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Connected media players market:  For the three and six months ended July 30, 2011, net revenue from sales of our products into the connected media players market decreased $4.5 million, or 45%, and $6.6 million, or 33%, respectively, compared to the corresponding periods in the prior fiscal year.  This decrease was primarily attributable to a decrease in units shipped due to our customers timing of new product introductions.  The decrease in ASP was due to certain customers achieving cumulative volume pricing discounts on purchases of our products and transition to our lower ASP next generation products.  Our revenue from the connected media players market as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year decreased by 2%, for each period, primarily due to a decrease in the units shipped for the periods.  We expect our revenue from the connected media players market to fluctuate in future periods and be subject to changes in model cycles and the transition to newer generation processors.

Prosumer and industrial audio/video market:  For the three and six months ended July 30, 2011, net revenue from sales of our products into the prosumer and industrial audio/video market increased $0.9 million, or 36%, and $0.6 million, or 10%, respectively, compared to the corresponding periods in the prior fiscal year.  The increase was attributable to an increase in units shipped partially offset by a decrease in ASP.  The decrease in ASP was primarily due to a shift in product mix to our lower ASP next generation products and the increase in units shipped was primarily due to higher demand from our new and existing customers.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year increased by 4% and 2%, respectively.  We expect our revenue from the prosumer and industrial audio/video market to remain relatively constant in the near term.

  Other:  Our other markets consist of HDTV, PC add-in boards, development contracts, services and other ancillary markets.  The revenue derived from our other markets was not a significant portion of our total net revenue.

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue
SoCs	$46,519	100%	$73,017	100%	$106,759	99%	$137,785	99%
Other	175	*	309	*	567	1%	720	1%
Net revenue	$46,694	100%	$73,326	100%	$107,326	100%	$138,505	100%

* The percentage of net revenue is less than one percent.

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected home technologies, connected media players and prosumer and industrial audio/video consumer electronic markets.  The decrease in revenue of $26.5 million, or 36%, and $31.0 million, or 23%, respectively, in the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year was due primarily to a 14% and 16%, respectively, decrease in ASP and a 26% and 8%, respectively, decline in units shipped.  The decrease in ASP was primarily due to the increase, as a percentage of net revenue, of sales of our home networking products compared to sales of our media processor products because ASPs for our home networking products are lower than ASPs for our media processor products.  The decline in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies.

Other:  We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

  Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue
Asia	$42,575	91%	$68,936	94%	$100,189	93%	$129,839	94%
North America	2,785	6%	3,026	4%	4,900	5%	5,396	4%
Europe	1,087	2%	1,334	2%	1,929	2%	3,191	2%
Other regions	247	1%	30	*	308	*	79	*
Net revenue	$46,694	100%	$73,326	100%	$107,326	100%	$138,505	100%

* The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $26.4 million, or 38%, and $29.7 million, or 23%, respectively, for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Asia decreased 3% and 1% as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.  For the comparative three-month periods, the decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor, connected home technologies and connected media player markets.  For the comparative six-month periods, the decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor and connected media player markets.

North America:  Our net revenue in absolute dollars from North America decreased $0.2 million, or 8%, and $0.5 million, or 9%, respectively, for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.  The decrease was primarily due to lower demand for our SoC solutions for the IPTV media processor market, which was partially offset by an increase in demand for the connected home technology market.  Our net revenue from North America increased 2% and 1% as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.

For the three months ended July 30, 2011 and July 31, 2010, our net revenue generated outside North America was 94% and 96% of our net revenue, respectively.  For the six months ended July 30, 2011 and July 31, 2010, our net revenue generated outside North America was 95% and 96% of our net revenue, respectively.

Europe:  Our net revenue in absolute dollars from Europe decreased $0.2 million, or 18%, and $1.3 million, or 40%, respectively, for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Europe remained flat as a percentage of our total net revenue for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year.  The decrease in our net revenue from Europe in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor market.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gemtek	28%	23%	29%	21%
Motorola	17%	23%	19%	24%

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 30, 2011	% change	July 31, 2010	July 30, 2011	% change	July 31, 2010
Gross profit	$12,994	(63%)	$34,983	$42,786	(36%)	$67,134
Gross margin	27.8%		47.7%	39.9%		48.5%

The $22.0 million decrease in gross profit and 19.9 percentage point decrease in gross margin, for the three months ended July 30, 2011, compared to the corresponding period in the prior fiscal year was primarily due to a 14% decline in our ASP per SoC and a $7.8 million provision recorded for excess inventory primarily in connection with our SMP8634 and SMP8656 series die bank.  The provision for the SMP8634 was $5.8 million and was triggered mainly by notification to us by a certain large volume customer that it would not order any substantial quantity of this product in the future as it had completed its transition to a next generation product sold by one of our competitors. The provision for the SMP8656 was $1.8 million and was triggered by target customers shifting focus in their designs to a different version of our product.  We also provided $0.2 million for other excess and obsolete products in the second quarter of fiscal 2012.  During the three months ended July 30, 2011 and July 31, 2010 respectively, we sold, scrapped or otherwise disposed of an insignificant amount of inventory that had been previously written-down.  Additionally, due to the 26% decline in units shipped, fixed costs such as depreciation and amortization and compensation costs for operations are higher as a percentage of net revenue.  The decrease in ASP was due to the increase, as a percentage of net revenue, of sales of our home networking products compared to sales of our media processor products because ASPs for our home networking products are lower than ASPs for our media processor products.  The decline in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies.

The $24.3 million decrease in gross profit and 8.6 percentage point decrease in gross margin, for the six months ended July 30, 2011, compared to the corresponding period in the prior fiscal year was primarily due to a 16% decline in our ASP per SoC and a $8.0 million provision recorded for excess inventory primarily in connection with our SMP8634 and SMP8656 series die bank.  The provision for the SMP8634 was $5.8 million and was triggered mainly by notification to us by a certain large volume customer that it would not order any substantial quantity of this product in the future as it had completed its transition to a next generation product sold by one of our competitors.  The provision for the SMP8656 was $1.8 million and was triggered by target customers shifting focus in their designs to a different version of our product.  We also provided $0.4 million for other excess and obsolete products during this period.  During the six months ended July 30, 2011 and July 31, 2010, respectively, we sold, scrapped or otherwise disposed of an insignificant amount of inventory that had been previously written-down.  Additionally due to the 8% decline in units shipped, fixed costs such as depreciation and amortization and compensation costs for operations are higher as a percentage of net revenue.  The decrease in ASP was due to the increase, as a percentage of net revenue, of sales of our home networking products compared to sales of our media processor products because ASPs for our home networking products are lower than ASPs for our media processor products.  The decline in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following tables set forth details of research and development expense for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$12,493	27%	$10,433	14%	$2,060	20%
Development and design costs	3,421	7%	2,605	4%	816	31%
Depreciation and amortization	2,396	5%	1,625	2%	771	47%
Stock-based compensation	1,684	4%	1,682	2%	2	*
Other	1,811	4%	1,478	2%	333	23%
Total research and development expenses	$21,805	47%	$17,823	24%	$3,982	22%

	Six Months Ended		Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$24,598	23%	$21,439	16%	$3,159	15%
Development and design costs	7,304	7%	5,706	4%	1,598	28%
Depreciation and amortization	4,665	4%	3,237	2%	1,428	44%
Stock-based compensation	3,216	3%	3,382	2%	(166)	(5%	)
Other	3,618	3%	2,817	2%	801	28%
Total research and development expenses	$43,401	40%	$36,581	26%	$6,820	19%

For the three and six months ended July 30, 2011, compensation and benefits increased primarily due to an increase in headcount to support new product development as well as salary increases.  The increase in development and design costs, depreciation and amortization and other expenses was also in support of increased new product development activity.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following tables set forth details of sales and marketing expense for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands, except percentages):
	Three Months Ended		Three Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$3,796	8%	$3,137	4%	$659	21%
Depreciation and amortization	2,109	5%	2,042	3%	67	3%
Trade shows, travel and entertainment	786	2%	577	1%	209	36%
Stock-based compensation	565	1%	532	1%	33	6%
External commissions	334	*	408	*	(74)	(18%)
Other	839	2%	648	1%	191	29%
Total sales and marketing expenses	$8,429	18%	$7,344	10%	$1,085	15%

 *           The percentage of net revenue is less than one percent.

	Six Months Ended		Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$7,592	7%	$6,242	4%	$1,350	22%
Depreciation and amortization	4,203	4%	4,093	3%	110	3%
Trade shows, travel and entertainment	1,708	2%	1,219	1%	489	40%
Stock-based compensation	1,159	1%	984	1%	175	18%
External commissions	784	1%	797	*	(13)	(2%)
Other	1,484	1%	1,331	1%	153	11%
Total sales and marketing expenses	$16,930	16%	$14,666	10%	$2,264	15%

*           The percentage of net revenue is less than one percent.

For the three and six months ended July 30, 2011, compensation and benefits increased primarily due to salary increases and an increase in headcount.  Depreciation and amortization costs are primarily comprised of amortization of intangible assets in connection with our acquisition of CopperGate.  Trade show, travel and entertainment expenses increased primarily because of our increased participation in trade shows to introduce and promote our products.  Stock-based compensation increased primarily due to increased hiring activity.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expenses increased primarily due to the increase in marketing materials purchased in connection with our participation in additional trade shows.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following tables set forth details of general and administrative expense for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,062	4%	$1,638	2%	$424	26%
Legal and accounting fees	841	2%	754	1%	87	12%
Stock-based compensation	758	2%	717	1%	41	6%
Outside service fees	408	1%	249	*	159	64%
Facilities and IT infrastructure costs	368	*	146	*	222	152%
Other	760	2%	813	2%	(53)	(7%)
Total general and administrative expenses	$5,197	11%	$4,317	6%	$880	20%

	Six Months Ended		Six Months Ended
	July 30, 2011	% of Net Revenue	July 31, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$4,206	4%	$3,245	2%	$961	30%
Legal and accounting fees	1,868	2%	2,059	2%	(191)	(9%)
Stock-based compensation	1,723	2%	1,558	1%	165	11%
Outside service fees	791	*	597	1%	194	32%
Facilities and IT infrastructure costs	635	*	262	*	373	142%
Other	1,409	2%	1,531	1%	(122)	(8%)
Total general and administrative expenses	$10,632	10%	$9,252	7%	$1,380	15%

*The percentage of net revenue is less than one percent.

For the three and six months ended July 30, 2011, compensation and benefits increased primarily due to salary increases, and an increase in headcount.  The increase in stock-based compensation expenses is primarily due to the grant of restricted stock awards.  The increase in outside service fees is primarily due to higher IT infrastructure expenses.  The increase in facilities and IT infrastructure expense is due to depreciation of computer equipment and leasehold improvements.  Other expenses increased primarily due to the increase in investor relations activities.  The increase in legal and accounting fees for the three months ended July 30, 2011 is mainly due to patents and licenses expenses.  The decrease in legal and accounting fees for the six months ended July 30, 2011 is primarily due to increased efficiency in our audit-related activities.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of revenue	$129	$141	$229	$272
Research and development expenses	1,684	1,682	3,216	3,382
Sales and marketing expenses	565	532	1,159	984
General and administrative expenses	758	717	1,723	1,558
Total share-based compensation	$3,136	$3,072	$6,327	$6,196

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Amortization of intangible assets

We classify our expense from the amortization of acquired developed technology of $2.7 million and $5.4 million for the three and six months ended July 30, 2011, respectively, and $2.6 million and $5.2 million for the corresponding periods of the prior year, as cost of revenue.  We classify our amortization expense for acquired customer relationships and trademarks of $2.0 million and $4.1 million for the three and six months ended July 30, 2011, respectively and $2.0 million and $4.0 million for the corresponding periods of the prior year, as sales and marketing expense.  At July 30, 2011, the unamortized balance from purchased intangible assets was $102.2 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of July 30, 2011 (in thousands, except for years):

	As of July 30, 2011
	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$24,208	$51,619	5.3
Customer relationships	51,173	12,810	38,363	5.5
Trademarks	2,678	1,556	1,122	6.0
Noncompete agreements	1,400	1,400	—	—
	131,078	39,974	91,104	5.4
In-process research and development	11,070	—	11,070	*
	$142,148	$39,974	$102,174

*The estimated useful life will be determined upon completion of each development project.

We acquired in-process research and development, or IPR&D, of $10.7 million in our acquisition of CopperGate and $0.4 million in our acquisition of certain assets from a large computer manufacturer.  These IPR&D projects represent our next generation home connectivity product and our next generation HD video encoder product, respectively.  We expect to complete development of these projects in the second half of fiscal 2013.  Upon completion of development, we will estimate the useful lives of these technologies, and begin amortization of these amounts over that period.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 30, 2011	% change	July 31, 2010	July 30, 2011	% change	July 31, 2010
Interest and other income, net	$734	62%	$454	$1,553	32%	$1,178

Our other income and expense primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The increase of $0.3 million, or 62%, and $0.4 million, or 32%, respectively, for the three and six months ended July 30, 2011 compared to the corresponding periods in the prior fiscal year was due primarily to gains from hedging activities and the change in the hedge accounting for these transactions.  The increase in investment income relates to the realized gain recognized from marketable securities investments due to improved returns on investments.

Provision for income taxes

We recorded a provision for income taxes of $0.3 million for both the three months ended July 30, 2011 and July 31, 2010 and a provision of $1.0 million for both the six months ended July 30, 2011 and July 31, 2010.  Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities that are payable in shekels.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	July 30, 2011	January 29, 2011
Cash and cash equivalents	$58,512	$72,732
Short-term marketable securities	42,486	47,482
	$100,998	$120,214

As of July 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $101.0 million, which represents a decrease of $19.2 million from $120.2 million at January 29, 2011.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $7.0 million in purchases of software, equipment and leasehold improvements, $6.2 million in purchases of long-term marketable securities, $5.0 million in net cash paid in connection with an acquisition, $2.4 million cash used in operations and $2.0 million related to the purchase of long-term investments.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $3.1 million in net proceeds from the sales of our common stock through our stock option and stock purchase plans.

As of July 30, 2011, we held $63.4 million of long-term marketable securities.  Our long-term securities consist of corporate bonds and similar securities with a maturity of more than one year.  Because the market for these financial instruments is active and not subject to discounts when sold, we classify them as available-for-sale and may access these funds prior to their contractual maturities.  Because these instruments tend to have a higher interest rate, we prefer to collect the higher interest income and hold them to maturity.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	July 30, 2011	July 31, 2010
Net cash provided by (used in):
Operating activities	$(2,360)	$22,701
Investing activities	(15,152)	(10,711)
Financing activities	3,129	2,557
Effect of foreign exchange rate changes on cash and cash equivalents	163	(530)
Net increase (decrease) in cash and cash equivalents	$(14,220)	$14,017

Cash flows from operating activities

Net cash used in operating activities of $2.4 million for the six months ended July 30, 2011 was primarily due to a net loss of $27.6 million, a decrease of $6.9 million in accrued liabilities and a decrease of $4.8 million in accounts payable.  These amounts were partially offset by a $1.0 million decrease in accounts receivable, a $6.6 million decrease in inventories, a $0.6 million increase in other long-term liabilities, and non-cash expenses of $29.6 million, consisting primarily of $8.0 million in provision for excess and obsolete inventory, $15.4 million in depreciation and amortization and $6.3 million in stock-based compensation expense.

The decrease in accounts receivable was primarily the result of timing of product shipments during the quarter, which resulted in an increase in our days sales outstanding to 59 for the fiscal quarter ended July 30, 2011 compared to 48 for the same quarter last year.  The decrease in inventories was primarily due to a $8.0 million write-off of excess inventory in the level of our die bank and other purchased materials during the quarter in response to lower demand, which resulted in a decrease in our annualized rate of inventory turns to 3.3 for the fiscal quarter ended July 30, 2011 compared to 7.5 for the same quarter last year.  The decrease in accounts payable and accrued liabilities was primarily due to lower inventory purchases and the timing of payments for inventories and engineering software purchases.

Net cash provided by operating activities of $22.7 million for the six months ended July 31, 2010 was primarily due to net income of $1.6 million, non-cash expenses of $20.2 million, a $5.2 million investment impairment charge and a $5.3 million increase in accounts payable.  These amounts were partially offset by a $4.2 million increase in inventories, a $2.7 million increase in accounts receivable, a $1.8 million decrease in accrued liabilities and a $1.2 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income for the six months ended July 31, 2010 consisted primarily of $13.5 million in depreciation and amortization and $6.2 million in share-based compensation expense.

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

Cash flows from investing activities

Net cash used in investing activities was $15.2 million for the six months ended July 30, 2011 which was primarily due to purchases of capital assets such as engineering software tools, equipment and leasehold improvements of $7.0 million, cash paid in connection with the May 21, 2011 acquisition of $5.0 million, purchase of preferred stock of $2.0 million, and net purchases of marketable securities of $1.0 million.

Net cash used in investing activities was $10.7 million for the six months ended July 31, 2010 which was primarily due to purchases of capital assets such as engineering software tools, equipment and leasehold improvements of $8.8 million and net purchases of marketable securities of $1.7 million.

Cash flows from financing activities

Net cash provided by financing activities was $3.1 million in the six months ended July 30, 2011 which consisted of proceeds from exercises of employee stock options.

Net cash provided by financing activities was $2.6 million in the six months ended July 31, 2010 which consisted of proceeds from the exercise of employee stock options and stock purchase rights.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in the first six months of fiscal 2012 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

As of July 30, 2011, $41.6 million of the $166.1 million of our cash, cash equivalents, restricted cash and marketable securities was held by our foreign subsidiaries.  Approximately $36.6 million of these funds are directly or indirectly owed to the US based parent organization by our foreign subsidiaries to settle intercompany loans.  If the remaining amount of $5.0 million of these funds is needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business as a whole or that may be relevant to our financial flexibility.

Our marketable securities include primarily corporate bonds, money market funds and US agency discount notes.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders from our customers with delivery dates greater than sixteen weeks are typically cancelable without penalty.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to sixteen week lead-time basis.

The following table sets forth the amounts of payments due under specified contractual obligations as of July 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder Fiscal 2012	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter	Total
Operating leases	$1,838	$3,939	$1,657	$1,449	$8,883
Non-cancelable purchase orders	17,046	-	-	-	17,046
	$18,884	$3,939	$1,657	$1,449	$25,929

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

Interest rate sensitivity:  At July 30, 2011 and January 29, 2011, we held approximately $164.4 million and $177.5 million, respectively, of cash, cash equivalents and short term and long term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

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

As of July 30, 2011, with the exception of our Israel operation, we have not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of July 30, 2011, we had foreign exchange contracts with notional values of approximately $5.3 million that mature on or before April 25, 2012.  Of this amount, contracts with a notional value of $2.2 million were entered into on or before January 29, 2011 and were designated as cash flow hedges, and contracts with a notional value of $3.1 million were entered into subsequent to January 29, 2011 and are treated as foreign exchange contracts not designated as cash flow hedges.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at July 30, 2011, the notional value of our hedges would decline and we would record a foreign exchange loss of approximately $0.4 million.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at July 30, 2011, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.7 million.

ITEM 4.  CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of July 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of July 30, 2011 at a reasonable assurance level.

During the second quarter ended July 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of time working with our customers to allocate a limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  For example, in the three months ended July 30, 2011, we recorded a provision for excess inventory of $7.8 million primarily due to a definitive communication from a large customer related to our end customer’s transition to a next generation product sold by one of our competitors.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.

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

For the three months ended July 30, 2011, Gemtek and Motorola accounted for 28% and 17%, respectively, of our net revenue.  For the three months ended July 31, 2010, Gemtek and Motorola each accounted for 23% of our net revenue.

Our business also depends on demand for our SoC solutions from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our SoC solutions.  Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our SoCs and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our SoC solutions.  For example, a significant number of our SoCs are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our acquisition of CopperGate.  A significant percentage of the SoC solutions sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our SoC solutions have had significant fluctuations in demand, which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  We may experience increased competition as companies that deploy set-top boxes incorporating our SoC solutions seek additional suppliers of SoCs for inclusion in their products.  Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our SoC solutions, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

If demand for our SoCs declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2011, sales of our SoCs represented nearly all of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our net revenue and operating results depend upon the volume and timing of customer orders received during a given period and the percentage of each order that we are able to ship and recognize as net revenue during each period.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from significant customers, would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter, we may not be able to ship products to fill those orders during the same period in which we received the corresponding order, which could have an adverse impact on our operating results for that period.

We are facing and may face additional intellectual property claims that could be costly to defend and result in our loss of significant rights.

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights.  We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights.  From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights.  Any of the foregoing events or claims could result in litigation.  We have been named in a lawsuit alleging certain of our products infringe the patents held by another party.  Any litigation, including the litigation to which we are currently a party, could result in significant expense to us and divert the efforts of our technical and management personnel.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements.  Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of July 30, 2011, we held 100 patents and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

We have a history of fluctuating operating results, including a net loss for the first six months of fiscal 2012 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011 and a net loss of $27.6 million in the first six months of fiscal 2012.  To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert our attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in March 2011, we completed the acquisition of certain assets from a large computer manufacturer and added 32 new employees.  In November 2009, we also completed the acquisition of CopperGate Communications Ltd., an Israeli company.  As a result, we added substantial operations, including 124 employees located in Israel and an additional 17 employees located outside of Israel.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets and 44 new employees of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the six months ended July 30, 2011, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations including research and development facilities in Canada and Vietnam, sales and research and development facilities in Denmark, France, Israel, Japan, Singapore and Taiwan and a sales and distribution facility in Hong Kong.

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

Our business may become subject to seasonality as a result of our target markets.  We sell a significant number of our semiconductor products into the consumer electronics market.  Our customers who manufacture products for the consumer market typically experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our SoCs.  Although we have not experienced noticeable seasonality to date in sales of our products, we may, in the future, experience lower sales in our first fiscal quarter and higher sales in our second fiscal quarter as a result of the seasonality of demand associated with the consumer electronics markets if sales of our products into these markets increases as a percentage of our net revenues.  As a result, our operating results may vary significantly from quarter to quarter.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, corporate and sales support operations and, as of July 30, 2011, we had 136 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

We are headquartered in the San Francisco Bay Area, have several research and development and sales offices in Japan and outsource most of our manufacturing to Taiwan.  Each of these areas is an active earthquake zone, and certain of our suppliers and third-party manufacturers conduct operations in the same regions or in other locations that are susceptible to natural disasters.  While we have not yet been materially impacted by the recent catastrophic earthquake and tsunami in Japan, any further devastation to this region could result in production delays or supply shortages.  The occurrence of a natural disaster, such as an earthquake, tsunami or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us, our suppliers or our third-party manufacturers could cause a significant interruption in our production, business, damage or destroy our facilities or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	inventory excess and obsolescence;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	the impairment and associated write-down of strategic investments that we may make from time-to-time;

•	write-downs of accounts receivable;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry forwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, during the six months ended July 30, 2011, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $14.73 on February 14, 2011 to a low of $7.44 on June 29, 2011, and subsequently to a low of $7.33 on August 25, 2011.  During fiscal 2011, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $15.02 on January 18, 2011 to a low of $9.42 on July 7, 2010.  This volatility may often be unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Reserved and Removed)

ITEM 5.  OTHER INFORMATION

None.

  ITEM 6.  EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith:

10.1	Sigma Designs Inc. 2009 Amended and Restated Stock incentive plan (incorporated by reference to Exhibit 10.1 filed with the current report on Form 8-k filed on July 14, 2011).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, is formatted in XBRL interactive data files: (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SIGMA DESIGNS, INC.
Date: September 8, 2011
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Sigma Designs Inc. 2009 Amended and Restated Stock incentive plan (incorporated by reference to Exhibit 10.1 filed with the current report on Form 8-k filed on July 14, 2011).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, is formatted in XBRL interactive data files: (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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