Form 10-Q
period 2011-10-29
SIGMA DESIGNS INC
filed 2011-12-08
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011
or

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

As of November 30, 2011, the Company had 32,227,881 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 29, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$52,650	$72,732
Short-term marketable securities	47,350	47,482
Restricted cash	1,770	1,616
Accounts receivable, net	26,032	31,348
Inventories	22,460	37,714
Deferred tax assets	5,378	4,670
Prepaid expenses and other current assets	8,140	7,493
Total current assets	163,780	203,055

Long-term marketable securities	59,814	57,308
Software, equipment and leasehold improvements, net	36,678	28,392
Goodwill	—	44,910
Intangible assets, net	31,230	107,628
Deferred tax assets, net of current portion	13,082	13,051
Long-term investments	6,442	4,300
Other non-current assets	468	595
Total assets	$311,494	$459,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,918	$15,650
Accrued liabilities	21,676	24,209
Total current liabilities	33,594	39,859

Other long-term liabilities	14,571	13,780
Long-term deferred tax liabilities	2,004	7,559
Total liabilities	50,169	61,198

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	454,034	441,249
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	827	1,121
Retained earnings (accumulated deficit)	(107,595)	41,612
Total shareholders' equity	261,325	398,041

Total liabilities and shareholders' equity	$311,494	$459,239

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net revenue	$39,725	$77,805	$147,051	$216,310
Cost of revenue	21,723	39,192	86,263	110,563
Gross profit	18,002	38,613	60,788	105,747

Operating expenses:
Research and development	21,633	20,484	65,034	57,065
Sales and marketing	8,545	8,357	25,475	23,023
General and administrative	4,828	4,781	15,460	14,033
Goodwill impairment	45,108	—	45,108	—
Intangible assets impairment	66,170	—	66,170	—
Total operating expenses	146,284	33,622	217,247	94,121
Income (loss) from operations	(128,282)	4,991	(156,459)	11,626

Interest and other income, net	542	425	2,095	1,603
Impairment of investment	—	—	—	(5,203)
Income (loss) before income taxes	(127,740)	5,416	(154,364)	8,026
Provision for (benefit from) income taxes	(6,165)	351	(5,157)	1,351
Net income (loss)	$(121,575)	$5,065	$(149,207)	$6,675

Net income (loss) per share:
Basic	$(3.78)	$0.16	$(4.67)	$0.21
Diluted	$(3.78)	$0.16	$(4.67)	$0.21

Shares used in computing net income (loss) per share:
Basic	32,139	31,327	31,928	31,167
Diluted	32,139	31,646	31,928	31,610

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income (loss)	$(149,207)	$6,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,709	20,536
Stock-based compensation	9,132	9,526
Provision for excess and obsolete inventory	8,083	304
Provision for sales discounts and (recovery) of doubtful account	(44)	37
Deferred income taxes	(715)	(76)
Impairment of software license	—	336
Loss on disposal of equipment	77	54
Accretion of contributed leasehold improvements	(191)	(132)
Impairment of goodwill and intangible assets	111,278	—
Impairment of investment	—	5,203
Changes in operating assets and liabilities:
Accounts receivable	5,360	(2,128)
Inventories	7,413	(14,108)
Prepaid expenses and other current assets	(607)	(1,726)
Other non-current assets	123	68
Accounts payable	(5,218)	7,803
Accrued liabilities	(7,886)	2,509
Other long-term liabilities	(5,643)	38
Net cash provided by (used in) operating activities	(4,336)	34,919

Cash flows from investing activities:
Restricted cash	(154)	(83)
Purchases of marketable securities	(60,471)	(99,947)
Sales and maturities of marketable securities	57,575	73,157
Purchases of software, equipment and leasehold improvements	(9,298)	(9,797)
Cash paid in connection with acquisition	(5,000)	—
Purchases of long-term investments	(2,142)	(1,000)
Net cash used in investing activities	(19,490)	(37,670)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	399	—
Net proceeds from exercises of employee stock options and stock purchase rights	3,254	3,003
Net cash provided by financing activities	3,653	3,003

Effect of foreign exchange rate changes on cash and cash equivalents	91	(200)
Increase (decrease) in cash and cash equivalents	(20,082)	52

Cash and cash equivalents at beginning of period	72,732	81,947
Cash and cash equivalents at end of period	$52,650	$81,999

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,037	$1,121

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 29, 2011 and January 29, 2011, the consolidated results of our operations for the three months and nine months ended October 29, 2011 and October 30, 2010, and the consolidated cash flows for the nine months ended October 29, 2011 and October 30, 2010.  The results of operations for the three months and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2012 ended on October 29, 2011.  The third quarter of fiscal 2011 ended on October 30, 2010.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  During the nine months ended October 29, 2011, we recorded an $8.1 million provision for excess inventory.  Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Goodwill and intangible assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

We review goodwill and intangible assets with indefinite lives for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  This review involves a two-step process.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  A potential impairment exists if the fair value of the reporting unit is lower than its net book value.  The second step of the process is performed if a potential impairment exists, and it involves determining the difference between the fair value of our reporting unit’s net assets other than goodwill to the fair value of the reporting unit and, if the difference is less than the net book value of goodwill, impairment exists and is recorded.  As of January 29, 2011, we estimated the fair value of our reporting unit exceeded the carrying value of our net assets by approximately 66%.  After giving effect to an impairment of our goodwill and intangible assets that we recognized in the three months ended October 29, 2011, which is discussed in more detail below, we estimate the fair value of our reporting unit exceeds the carrying value of our net assets by approximately 30% as of October 29, 2011.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment of our intangible assets.

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  In performing this review, we used both the income and the market valuation methodologies.  In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium.  The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment.  Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment.  This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million for the three and nine months ended October 29, 2011.

As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability, sales forecasts and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million for the three and nine months ended October 29, 2011.

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

Recent accounting pronouncements: In September 2011, the Financial Accounting Standards Board issued authoritative guidance related to testing of goodwill for impairment.  The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test.  This new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We will adopt this authoritative guidance beginning in our first quarter of fiscal 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 29, 2011			January 29, 2011
	Book	Net Unrealized	Fair	Book	Net Unrealized	Fair
	Value	Gain (Loss)	Value	Value	Gain	Value
Corporate bonds	$100,651	$(186)	$100,465	$89,677	$266	$89,943
Money market funds	17,280	—	17,280	21,946	—	21,946
Corporate commercial paper	—	—	—	8,995	2	8,997
US agency discount notes	6,699	1	6,700	6,999	—	6,999
Certificate of deposit	—	—	—	3,900	—	3,900
Total cash equivalents and marketable securities	$124,630	$(185)	124,445	$131,517	$268	131,785

Cash on hand held in the United States			4,584			14,980
Cash on hand held overseas			30,785			30,757
Total cash on hand			35,369			45,737
Total cash, cash equivalents and marketable securities			$159,814			$177,522

Reported as:
Cash and cash equivalents			$52,650			$72,732
Short-term marketable securities			47,350			47,482
Long-term marketable securities			59,814			57,308
			$159,814			$177,522

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity as measured on the date of purchase, are as follows (in thousands):

	October 29, 2011		January 29, 2011
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Due in 1 year or less	$64,534	64,631	$74,398	$74,477
Due in greater than 1 year	60,096	59,814	57,119	57,308
Total	$124,630	$124,445	$131,517	$131,785

Our marketable securities include primarily corporate bonds, money market funds and US agency discount notes.

3.	Fair values of assets and liabilities

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

In connection with our acquisition of CopperGate Communications, Ltd (“CopperGate”) in November 2009, we agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees if certain milestones are achieved over a specified period.  We estimated the fair value of this contingent consideration based on the probability that certain milestones would be met and the payments would be made as outlined in the acquisition agreement.  In developing these estimates, we utilized discounted cash flow models and considered the revenue projections and historical results of CopperGate.

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 and January 29, 2011 (in thousands):

	As of October 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$100,465	100,465	$—	$—
Money market funds	17,280	17,280	—	—
US agency discount notes	6,700	6,700	—	—
Total cash equivalents and marketable securities	124,445	124,445	—	—
Restricted cash	1,770	1,770	—	—
Derivative instruments	63	—	63	—
Total assets measured at fair value	$126,278	$126,215	$63	$—

	As of January 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$89,943	$89,943	$—	$—
Money market funds	21,946	21,946	—	—
Corporate commercial paper	8,997	8,997	—	—
US agency discount notes	6,999	6,999	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	131,785	131,785	—	—
Restricted cash	1,616	1,616	—	—
Derivative instruments	85	—	85	—
Total assets measured at fair value	$133,486	$133,401	$85	$—

Accrued contingent payment for CopperGate acquisition	$1,689	—	—	$1,689

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the nine months ended October 29, 2011 (in thousands):

Contingent Liability
Beginning balance at January 29, 2011	$1,689
Payment made	(1,689)
Ending balance at October 29, 2011	$—

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately held venture capital funded technology companies are recorded at cost and only adjusted to fair value if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately-held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write-down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  Subsequently this issuer was liquidated in bankruptcy and we received no amounts.

4.	Derivative financial instruments

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period.  Changes in fair value of the derivatives are recorded as operating expenses or other income (expense) or as accumulated other comprehensive income, or OCI.

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

Beginning in the first quarter of fiscal 2012, we elected to discontinue hedge accounting for current derivative contracts that are used in managing NIS denominated transactions.  As a result of this change, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings rather than deferring any such amounts in OCI.  For hedge transactions entered into prior to January 30, 2011, which continue to be effective, the gains and losses incurred prior to January 30, 2011 continue to be recorded in OCI and will be reclassified into earnings when those hedge transactions mature.

As of October 29, 2011, we had foreign exchange contracts with notional values of approximately $10.3 million that mature on or before September 24, 2012.  Of this amount, contracts with a notional value of $1.2 million were entered into on or before January 29, 2011 and were designated as cash flow hedges, and contracts with a notional value of $9.1 million were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  In the three and nine months ended October 29, 2011, we recognized gains of approximately $0.2 million and $0.5 million, respectively, as a result of foreign exchange contracts.  As of October 30, 2010, we had foreign exchange contracts to sell up to approximately $5.8 million for a total amount of approximately NIS 22.1 million, that matured on or before September 29, 2011.  In the three and nine months ended October 30, 2010, we recognized gains of approximately $0.1 million and $0.2 million, respectively, as a result of derivative instruments.

The following table presents the fair value of our outstanding derivative instruments as of October 29, 2011 and January 29, 2011 (in thousands):

		October 29,	January 29,
Derivative assets	Balance Sheet location	2011	2011

Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$—	$85
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	63	—
Total fair value of derivative instruments		$63	$85

The effects of derivative instruments on income and accumulated other comprehensive income for the three and nine months ended October 29, 2011 and October 30, 2010 are summarized below (in thousands):

	Gains (Losses) recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains (Losses) recognized in earnings on derivatives (including ineffective portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Three months ended October 29, 2011 Foreign exchange contracts	$—	$(9)	Operating expenses and cost of revenue	$(178)	Interest and other income, net
Nine months ended October 29, 2011 Foreign exchange contracts	$—	$94	Operating expenses and cost of revenue	$422	Interest and other income, net
Three months ended October 30, 2010 Foreign exchange contracts	$227	$73	Operating expenses and cost of revenue	$13	Interest and other income, net
Nine months ended October 30, 2010 Foreign exchange contracts	$275	$158	Operating expenses and cost of revenue	$10	Interest and other income, net

The impact of the ineffective portion on designated cash flow derivative contracts recognized in interest and other income, net for the three and nine months ended October 29, 2011 and October 30, 2010 is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Foreign exchange contracts gains (losses)	$—	$13	$—	$10

The amount of gain (loss) associated with non-designated derivative contracts recognized in interest and other income, net, for the three and nine months ended October 29, 2011 and October 30, 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Gain (loss) on foreign exchange contracts including forward point income	$(178)	$—	$422	$—

5.	Restricted cash

As of October 29, 2011 and January 29, 2011, we had $1.8 million and $1.6 million, respectively, of restricted cash related to a deposit pledged to a financial institution in connection with our foreign exchange forward contracts and for one of our office operating leases.

6.	Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million, which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer C”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer D”) at a total investment cost of $1.0 million.  Additionally, in the fourth quarter of fiscal 2011, we purchased a convertible note from another privately held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.  In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately held technology company (“Issuer F”) at a total investment cost of $2.0 million.

As of October 29, 2011, we have investments in the amount of zero, net of impairment reserve, in Issuer A, $2.0 million in Issuer B, $1.0 million in Issuer C, $1.0 million in Issuer D, $0.3 million in Issuer E and $2.0 million in Issuer F for a total investment of $6.3 million in these six companies.  Three of our four directors hold equity interests in Issuer A in which we invested an aggregate of $5.0 million and one of these directors is also a director of Issuer A.  In the aggregate, these equity and debt interests do not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who has no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During the second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  Subsequently this issuer was liquidated in bankruptcy and we received no amounts.  Accordingly, as of October 29, 2011 and January 29, 2011, the convertible note in Issuer A was valued at zero.

At October 29, 2011 and January 29, 2011, our equity investments in privately held companies were valued at $6.4 million and $4.3 million, respectively, representing their cost, net of reserve for impairment.

7.	Inventories

Inventories consist of the following (in thousands):

	October 29, 2011	January 29, 2011
Wafers and other purchased material	$12,672	$24,433
Work-in-process	632	1,136
Finished goods	9,156	12,145
Total	$22,460	$37,714

8.	Acquisitions

On March 21, 2011, we executed a definitive agreement to acquire certain assets, including intangible assets and products, from a business division of a large computer manufacturer for $5.0 million in cash, which was paid on May 3, 2011.

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

	Amount
Purchase consideration:
Cash	$5,000
Total consideration	$5,000

Net tangible assets	$752

		Estimated Useful Life
Identifiable intangible assets:
Developed technology:
Technology	1,250	5 years
Technology Leveraged	1,680	8 years
Customer relationships	750	5 years
In-process research and development	370	—
Goodwill	198	—
Total consideration	$5,000

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

	Amount
Cash consideration	$115,956
Common stock issued	48,513
Contingent consideration	4,900
Total consideration	$169,369

Net tangible assets	$19,804

		Estimated Useful Life
Identifiable intangible assets:
Developed technology	53,600	7 years
Customer relationships	49,300	7 years
Trademarks	1,200	2 years
In-process research and development	10,700	—
Goodwill	34,765	—
Total consideration	$169,369

               A $4.9 million liability was recorded for the net present value as of the acquisition date of the estimated fair value of the acquisition-related contingent consideration based on the probability of the achievement of revenue and product related milestones.  The estimated fair value of the contingent consideration was based on the probability that these milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  Any change in the fair value of the acquisition-related contingent consideration subsequent to the closing date, including changes from events after the closing date, will be recognized in earnings in the period the estimated fair value changes.  As of October 29, 2011, the contingent liability has been paid in full.

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

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended October 29, 2011 (in thousands):

October 29, 2011
Balance at January 29, 2011	$44,910
Acquisition	198
Goodwill impairment	(45,108)
Balance at October 29, 2011	$--

We review goodwill for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  In performing this review, we used both the income and the market valuation methodologies.  In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium.  The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment.  Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment.  This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million for the three and nine months ended October 29, 2011.

Intangible assets

Acquired intangible assets, subject to amortization, were as follows as of October 29, 2011 and January 29, 2011 (in thousands, except for years):

	As of October 29, 2011

	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(26,950)	$24,263	4.9
Customer relationships	51,173	(30,486)	(14,648)	6,039	5.1
Trademarks	2,678	—	(1,750)	928	6.7
Non-compete agreements	1,400	—	(1,400)	—
	131,078	(55,100)	(44,748)	31,230	5
In-process research and development	11,070	(11,070)	—	—	—
	$142,148	$(66,170)	$(44,748)	$31,230

	As of January 29, 2011
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$(18,770)	$54,140	5.7
Customer relationships	50,423	(9,146)	41,277	6.0
Trademarks	2,677	(1,166)	1,511	5.4
Non-compete agreements	1,400	(1,400)	—	—
	127,410	(30,482)	96,928	5.8
In-process research and development	10,700	—	10,700	—
	$138,110	$(30,482)	$107,628

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability, sales forecasts and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million for the three and nine months ended October 29, 2011.  In addition, as a result of our review of indefinite-lived intangible assets, we recorded an impairment charge for our in-process research and development intangible assets of $11.1 million for the three months ended October 29, 2011.

Amortization expense related to acquired intangible assets was $4.8 million and $14.3 million for the three and nine months ended October 29, 2011, respectively, and $4.6 million and $13.8 million for the three and nine months ended October 30, 2010, respectively.  As of October 29, 2011, we expect amortization expense in future periods to be as follows (in thousands):

	Developed	Customer
Fiscal year	Technology	Relationships	Trademarks	Total
Remainder of 2012	$1,523	$317	$56	$1,896
2013	6,115	1,265	178	7,558
2014	5,359	1,265	119	6,743
2015	3,892	1,265	118	5,275
2016	3,860	1,109	118	5,087
Thereafter	3,514	818	339	4,671
	$24,263	$6,039	$928	$31,230

10.	Product warranty

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

Details of the change in accrued warranty as of October 29, 2011 and October 30, 2010 are as follows (in thousands):

	Balance			Balance
	Beginning			End of
Three Months Ended	of Period	Additions	Deductions	Period
October 29, 2011	$1,327	$326	$(312)	$1,341
October 30, 2010	1,244	219	(163)	1,300

Nine Months Ended
October 29, 2011	$1,300	$856	$(815)	$1,341
October 30, 2010	1,100	673	(473)	1,300

11.	Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease, which expires in September 2012.  We also lease facilities in Canada, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Operating
Fiscal years	Leases
Remainder of 2012	$928
2013	2,863
2014	1,320
2015	893
2016	775
Thereafter	1,401
Total minimum lease payments	$8,180

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to sixteen week lead-time basis.  As of October 29, 2011, the total amount of outstanding non-cancelable purchase orders was approximately $13.5 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and nine months ended October 29, 2011, we recorded royalty expense of $0.5 million and $1.6 million, respectively, and $0.8 million and $2.4 million for the three and nine months ended October 30, 2010, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel S.D.I. Ltd., participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through October 29, 2011, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 4.5% of the sales of certain products up to an amount equal to 100% of the grants received.  As of October 29, 2011, our remaining obligation under these programs was $0.6 million.

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

Third-party licensed technology

 We license technologies from various third parties and incorporate that technology into our products.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  Currently, we are under two such audits and have recently been notified of a third.  If we are found not to be in compliance with the terms of the applicable license contract, we could be subject to revocation of the applicable license or other penalties, including cash penalties.

12.	Comprehensive income (loss)

Components of our comprehensive income (loss) for the three and nine months ended October 29, 2011 and October 30, 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income (loss)	$(121,575)	$5,065	$(149,207)	$6,675
Unrealized gain (loss) on marketable securities	(551)	377	(522)	585
Currency translation adjustment	(177)	547	228	(168)
Comprehensive income (loss)	$(122,303)	$5,989	$(149,501)	$7,092

13.	Net income (loss) per share

Basic net income per share for the periods presented is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.  Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net income (loss) per share computed for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29 2011	October 30, 2010
Numerator:
Net income (loss), as reported	$(121,575)	$5,065	$(149,207)	$6,675
Denominator:
Weighted average common shares outstanding - basic	32,139	31,327	31,928	31,167
Effect of dilutive securities:
Stock options	—	319	—	443
Shares used in computation - diluted	32,139	31,646	31,928	31,610
Net income (loss) per share:
Basic	$(3.78)	$0.16	$(4.67)	$0.21
Diluted	$(3.78)	$0.16	$(4.67)	$0.21

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and nine months ended October 29, 2011 and October 30, 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock options excluded because the effect of including would be anti-dilutive	296	-	412	-
Stock options excluded because exercise price is in excess of average stock price	5,338	5,315	4,732	5,091

14.	Equity incentive plans and employee benefits

Stock option plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of October 29, 2011, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of October 29, 2011, 2,959,552 shares were available for future grants under our stock incentive plans.  Additionally, up to 798,869 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 29, 2011	6,084,125	$12.26	6.91	$19,493,166
Granted	111,200	13.70
Cancelled	(66,184)	12.34
Exercised	(138,255)	8.43
Balance, April 30, 2011	5,990,886	$12.38	6.74	$13,048,120
Granted	220,100	11.84
Cancelled	(143,846)	11.81
Exercised	(33,004)	3.26
Balance, July 30, 2011	6,034,136	$12.42	6.59	$2,732,931
Granted	-	-
Cancelled	(89,414)	12.24
Exercised	(57,257)	2.19
Balance, October 29, 2011	5,887,465	$12.52	6.31	$2,302,384
Ending Vested and Expected to Vest	5,764,410	$12.55	6.27	$2,271,193
Ending Exercisable	3,613,124	$12.86	5.40	$2,001,194

The aggregate intrinsic value as of October 29, 2011, in the table above, represents the total pretax intrinsic value, based on our closing stock price of $8.45 on that date, which would have been received by the option holders had all options holders exercised their options as of that date. The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.3 million for each of the three months ended October 29, 2011 and October 30, 2010, determined as of the option exercise. The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $1.2 million and $2.4 million for the nine months ended October 29, 2011 and October 30, 2010, respectively, determined as of the date of option exercise. The total fair value of options that vested during the three months ended October 29, 2011 and October 30, 2010 was $2.3 million and $4.8 million, respectively. The total fair value of options that vested during the nine months ended October 29, 2011 and October 30, 2010 was $8.4 million and $8.9 million, respectively.

The options outstanding and currently exercisable at October 29, 2011 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding at October 29, 2011	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable at October 29, 2011	Weighted Average Exercise Price Per Share
$0.92	$7.89	650,416	2.47	$4.91	601,138	$5.12
$7.99	$10.51	342,752	7.01	$9.66	192,107	$9.55
$10.59	$10.59	620,591	8.22	$10.59	217,077	$10.59
$10.87	$10.87	684,980	6.94	$10.87	398,116	$10.87
$11.06	$11.07	1,029,611	6.35	$11.07	686,644	$11.06
$11.09	$11.66	669,706	6.05	$11.33	466,277	$11.33
$11.69	$12.21	593,513	7.92	$11.96	205,656	$12.05
$12.27	$15.25	611,536	6.30	$14.56	274,929	$14.38
$15.32	$41.58	631,360	6.06	$25.03	529,666	$25.90
$45.83	$45.83	53,000	6.02	$45.83	41,514	$45.83
$0.92	$45.83	5,887,465	6.31	$12.52	3,613,124	$12.86

Restricted Stock Awards

We value restricted stock awards using the intrinsic value on the date of grant.  These awards are granted under our 2009 Stock Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares remain subject to our right of repurchase until vested.  The shares vest over five years according to the terms specified in the individual grants.  There were no shares of restricted stock outstanding as of October 30, 2010.  The following table sets forth the shares of restricted stock outstanding as of October 29, 2011:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Balance as of January 29, 2011	85,137	$13.39	$1,139,984
Granted	28,070	8.63	242,244
Balance as of October 29, 2011	113,207	$12.21	$1,382,228

Employee stock purchase plan

As of October 29, 2011, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 286,171 had been issued.

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

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	October 29, 2011		October 30, 2010
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	-	49.49%	55.01%	41.67%
Risk-free interest rate	-	0.10%	1.50%	0.22%
Expected term (in years)	-	0.50	5.93	0.50
Dividend yield	-	None	None	None
Weighted average fair value at grant date	-	$2.27	$5.46	$2.63

	Nine Months Ended
	October 29, 2011		October 30, 2010
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	51.78%	49.49%	55.28%	41.67%
Risk-free interest rate	1.90%	0.10%	2.56%	0.22%
Expected term (in years)	5.93	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$6.25	$2.27	$5.92	$2.63

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

The following table sets forth the stock-based compensation expense for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended
	October 29, 2011	October 30, 2010
Cost of revenue	$123	$159
Research and development expenses	1,544	1,806
Sales and marketing expenses	475	541
General and administrative expenses	664	824
Total stock-based compensation	$2,806	$3,330

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cost of revenue	$352	$431
Research and development expenses	4,760	5,188
Sales and marketing expenses	1,634	1,525
General and administrative expenses	2,386	2,382
Total stock-based compensation	$9,132	$9,526

As of October 29, 2011, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $22.9 million and will be recognized over an estimated weighted average amortization period of 3.0 years. The amortization period is based on the expected remaining vesting term of the options.

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2011.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.2 million for the three months ended October 29, 2011 and October 30, 2010, respectively.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.7 million and $0.6 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit, which is $22,000 Canadian in calendar year 2011.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $29,000 and $22,000 for the three months ended October 29, 2011 and October 30, 2010, respectively.  The matching contributions to the GRRSP totaled $86,000 and $66,000 for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contributions to the Retirement Pension Plan totaled $48,000 and $34,000 for the three months ended October 29, 2011 and October 30, 2010, respectively.  The matching contributions to the Retirement Pension Plan totaled $140,000 and $88,000 for the nine months ended October 29, 2011 and October 30, 2010, respectively.

In addition, for our qualified Taiwan-based employees, we are required by Labor Standards Law in Taiwan to contribute to their Labor Pension Fund accounts monthly at the rate of 6% of their base salary.  Employees may voluntarily contribute per month, up to 6% of monthly wages to their fund account.  The Labor Pension fund is managed by Local Authority.  The employer contributions to the Labor Pension Fund totaled $14,000 and $38,000 for the three and nine months ended October 29, 2011, respectively.  There were no employer contributions to the Labor Pension Fund for the three and nine months ended October 30, 2010.

Severance plan

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one-month salary for each year of employment or portion thereof.  As of October 29, 2011, we have an accrued severance liability of $1.5 million offset by $1.4 million of accrued employee severance funds.

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

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Asia	$34,919	$71,477	$135,108	$201,316
North America	2,176	4,385	7,076	9,780
Europe	2,563	1,812	4,492	5,002
Other regions	67	131	375	212
Net revenue	$39,725	$77,805	$147,051	$216,310

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
China, including Hong Kong	$29,163	$63,062	$116,260	$176,366
Rest of the world	10,562	14,743	30,791	39,944
Net revenue	$39,725	$77,805	$147,051	$216,310

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Alpha Networks	14%	*	*	*
Gemtek	14%	29%	25%	24%
Motorola	13%	24%	17%	24%

*Total net revenue from customer was less than 10% of our total net revenue for these periods.

Four international customers each accounted for 10%, 12%, 14% and 21% of total accounts receivable at October 29, 2011.  Two international customers each accounted for 23% and 19% of total accounts receivable at January 29, 2011.

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

IPTV Media Processor market:

The IPTV media processor market consists of consumer and commercial products, primarily set-top boxes, which receive and distribute streaming video and audio using IP.  We serve this market primarily with our secure media processor, or SMP, product line.  We are one of the leading providers of high definition digital media processor SoCs for set-top boxes in the IPTV media processor market in terms of units shipped.  Our products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our chipsets are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America such as AT&T, Deutsche Telekom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address the carriers' specific requirements regarding features, security and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

Connected Home market:

The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, voice over IP, or VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired and wireless home networking and home control and energy management automation products.  Our wired networking products use three technologies, HPNA, HPAV and G.hn.  Our HPNA products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multi-dwelling unit masters and network adapters by leading OEMs, such as Pace, Cisco Systems and Motorola.  Set-top boxes containing our products are deployed globally, primarily in North America, by telecommunications carriers such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.  Our wireless products use Z-Wave technology.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.

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

We sell our SoC solutions into each of our primary target markets.  For both the three and nine months ended October 29, 2011 and October 30, 2010, we derived nearly all of our net revenue from our SoC solutions.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  For the nine months ended October 29, 2011, we recorded provisions for excess inventory of $8.1 million primarily due to a large end customer’s transition to a next generation product sold by one of our competitors.

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

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as 'SoC solutions', consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  During the nine months ended October 29, 2011, we recorded an $8.1 million provision for excess inventory.  Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

We base our valuation of identifiable intangible assets on methods known as the income approach and the cost approach.  The income approach attempts to value an asset by estimating the present value of the future economic benefits it is expected to produce.  These benefits can include earnings, cost savings, tax deductions and disposition proceeds from the asset.  An indication of value may be developed in this approach by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation over the asset’s holding period, and the risks associated with realizing the cash flows in the amounts and at the times projected.  The discount rate selected is typically based on rates of return available from alternative investments of similar type and quality as of the valuation date.  The most commonly employed income approach to valuation is the discounted cash flow analysis.  The market approach attempts to value an asset by examining observable market values for similar assets.  Sales and offering prices for comparable assets are adjusted to reflect differences between the asset being valued and the comparable assets, such as, location, time and terms of sale, utility and physical characteristics.  When applied to the valuation of equity, the analysis may include consideration of the financial condition and operating performance of the company being valued relative to those of publicly traded companies or to those of companies acquired in a single transaction, which operate in the same or similar lines of business.

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

We review goodwill and intangible assets with indefinite lives for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  This review involves a two-step process.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  A potential impairment exists if the fair value of the reporting unit is lower than its net book value.  The second step of the process is performed if a potential impairment exists, and it involves determining the difference between the fair value of our reporting unit’s net assets other than goodwill to the fair value of the reporting unit and, if the difference is less than the net book value of goodwill, impairment exists and is recorded.  As of January 29, 2011, we estimated the fair value of our reporting unit exceeded the carrying value of our net assets by approximately 66%.  After giving effect to an impairment of our goodwill and intangible assets that we recognized in the three months ended October 29, 2011, which is discussed in more detail below, we estimate the fair value of our reporting unit exceeds the carrying value of our net assets by approximately 30% as of October 29, 2011.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable.  Actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment of our intangible assets.

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  In performing this review, we used both the income and the market valuation methodologies.  In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium.  The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment.  Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment.  This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million for the three and nine months ended October 29, 2011.

As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability, sales forecasts and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million for the three and nine months ended October 29, 2011.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue
Net revenue	$39,725	100%	$77,805	100%	$147,051	100%	$216,310	100%
Cost of revenue	21,723	54%	39,192	50%	86,263	59%	110,563	51%
Gross profit	18,002	46%	38,613	50%	60,788	41%	105,747	49%
Operating expenses:
Research and development	21,633	54%	20,484	26%	65,034	44%	57,065	26%
Sales and marketing	8,545	22%	8,357	11%	25,475	17%	23,023	11%
General and administrative	4,828	12%	4,781	6%	15,460	11%	14,033	6%
Goodwill impairment	45,108	114%	—	—	45,108	31%	—	—
Intangible assets impairment	66,170	166%	—	—	66,170	45%	—	6%
Total operating expenses	146,284	368%	33,622	43%	217,247	148%	94,121	43%
Income (loss) from operations	(128,282)	(323%)	4,991	7%	(156,459)	(106%)	11,626	6%
Interest income and other income, net	542	1%	425	*	2,095	1%	1,603	1%
Impairment of investment	—	—	—	—	—	—	(5,203)	(2%)
Income (loss) before income taxes	(127,740)	(322%)	5,416	7%	(154,364)	(105%)	8,026	5%
Provision for (benefit from) income taxes	(6,165)	16%	351	*	(5,157)	4%	1,351	1%
Net income (loss)	$(121,575)	(306%)	$5,065	7%	$(149,207)	(101%)	$6,675	4%

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended October 29, 2011 decreased $38.1 million, or 49%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to a 33% decrease in units shipped and a 24% decline in average selling price, or ASP.  The decrease in units shipped was comprised of a 46% decline for our media processor products and a 25% decline for our home connectivity and networking products.

Our net revenue for the nine months ended October 29, 2011 decreased $69.3 million, or 32%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily due to an 18% decrease in ASP and a 17% decrease in units shipped.  The decrease in units shipped was the result of a 42% decline in shipments of our media processor products.

For the comparative three and nine month periods, the decrease in ASPs was primarily due to the increase, as a percentage of net revenue, of sales of our home networking, connectivity and new generation media processor products compared to sales of our older generation media processor products because ASPs for our home networking, connectivity and new generation media processor products have lower ASPs than our older generation media processor products.  The decrease in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies, inventory levels at contract manufacturers who manufacture equipment incorporating our products and competitive factors.  We expect our revenue to fluctuate in future periods based on each of these factors.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV media processor market, the connected home market, the connected media player market and the prosumer and industrial audio/video market.  We also sell a small amount of our products into other markets, such as the high definition television, or HDTV, and PC-based add-in markets, which we refer to collectively as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue
Connected home	$16,757	42%	$28,019	36%	$63,603	44%	$70,650	33%
IPTV media processor	10,774	27%	35,819	46%	51,431	35%	105,969	49%
Connected media player	9,136	23%	9,003	12%	22,614	15%	29,059	13%
Prosumer and industrial audio/video	2,839	7%	4,964	6%	8,992	6%	10,534	5%
Other	219	1%	—	*	411	*	98	*
Net revenue	$39,725	100%	$77,805	100%	$147,051	100%	$216,310	100%

*	This market provided less than 1% of our net revenue in this period.

Connected home market:   For the three and nine months ended October 29, 2011, net revenue from sales of our products into the connected home market decreased $11.3 million, or 40%, and $7.0 million, or 10%, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease was primarily attributable to a decrease in units shipped in connection with a decrease in demand from contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunications providers and the timing of new product introductions by telecommunications providers.

Our revenue from the connected home market as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding period in the prior fiscal year increased by 6% and 11%, respectively.  The increase for the comparative three and nine months was primarily the result of  the overall decrease in units shipped into the IPTV media processor market relative to shipments into the connected home  market.  We expect our revenue from the connected home market to fluctuate in future periods based on the timing of new product introductions and adoption of our products that are based on both new and existing technologies such as G.hn and Z-Wave.  Additionally, competitive factors and changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers will also cause these revenues to fluctuate.

IPTV media processor market:  For the three and nine months ended October 29, 2011, net revenue from sales of our products into the IPTV media processor market decreased $25.0 million, or 70%, and $54.5 million, or 51%, respectively, compared to the corresponding periods in the prior fiscal year.  This decline was primarily attributable to a decline in units shipped as a result of reduced demand for our SoCs in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.

Our revenue from the IPTV media processor market as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year decreased by 19% and 14%, respectively, primarily as a result of the decrease in demand for our SoCs in the IPTV media processor market.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of our newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.  We do not expect an increase in our revenue from the IPTV media processor market until at least the first half of fiscal 2013.

Connected media player market:  For the three months ended October 29, 2011, net revenue from sales of our products into the connected media player market was relatively unchanged compared to the corresponding period in the prior fiscal year as a result of a 31% increase in units shipped due to timing of new product introductions by our customers which was partially offset by a 22% decline in ASP primarily due to transition to our lower ASP next generation products.  For the nine months ended October 29, 2011, net revenue from sales of our products into the connected media player market decreased by $6.4 million, or 22%, compared to the corresponding period in the prior fiscal year, primarily attributable to a 8% decrease in units shipped due to our customers’ timing of new product introductions and a 16% decrease in ASP.  The decrease in ASP was primarily due to certain customers achieving cumulative volume pricing discounts on purchases of our products and a transition to our lower ASP next generation products.  Our revenue from the connected media player market as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year increased by 11% and 2%, respectively, primarily as a result of the overall decrease in units shipped into the IPTV media processor market.  We expect our revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.

Prosumer and industrial audio/video market:  For the three and nine months ended October 29, 2011, net revenue from sales of our products into the prosumer and industrial audio/video market decreased by $2.1 million, or 43%, and $1.5 million, or 15%, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease was attributable to both a decrease in units shipped and a decrease in ASP.  The decrease in units shipped was primarily due to lower demand from our customers who manufacture high-end audio/video prosumer electronics and video conferencing products.  The decrease in ASP was primarily due to a shift in product mix to our lower ASP next generation products.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year increased by 1% for each period.  We expect our revenue from the prosumer and industrial audio/video market to fluctuate based on broad economic trends affecting discretionary consumer spending and also business spending on video conferencing and high end audio/video products as well as our ability to obtain design wins in our customers' new generation products.

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

Net revenue by product group

Our primary product group consists of our SoC solutions.  To a lesser extent, we derive net revenue from other products and services.  The following table sets forth net revenue in each of our product groups and the percentage of net revenue represented by each product group (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue
SoCs	$39,490	99%	$77,385	99%	$146,250	99%	$215,169	99%
Other	235	1%	420	1%	801	1%	1,141	1%
Net revenue	$39,725	100%	$77,805	100%	$147,051	100%	$216,310	100%

SoCs:  Our SoCs are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected home, connected media player and prosumer and industrial audio/video consumer electronic markets.  The decrease in revenue of $37.9 million, or 49%, and $68.9 million, or 32%, respectively, in the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year was due primarily to a decrease in ASP of 24% and 18%, respectively, and a decrease in units shipped of 33% and 17%, respectively.  The decrease in ASP was primarily due to the increase, as a percentage of net revenue, of sales of our home connectivity and networking products and new generation media processor products compared to sales of our prior generation media processor products because ASPs for our home connectivity and networking products and new generation media processor products are lower than ASPs for our prior generation media processor products.  The decline in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies.

Other:  We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of SoCs and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

  Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue
Asia	$34,919	88%	$71,477	92%	$135,108	92%	$201,316	93%
North America	2,176	6%	4,385	6%	7,076	5%	9,780	5%
Europe	2,563	6%	1,812	2%	4,492	3%	5,002	2%
Other regions	67	*	131	*	375	*	212	*
Net revenue	$39,725	100%	$77,805	100%	$147,051	100%	$216,310	100%

* The percentage of net revenue in this region is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $36.6 million, or 51%, and $66.2 million, or 33%, respectively, for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year.  Our net revenue from Asia decreased 4% and 1% as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year.  For the comparative three-month periods, the decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor and connected home markets.  For the comparative nine-month periods, the decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor, connected home and connected media player markets.

North America:  Our net revenue in absolute dollars from North America decreased $2.2 million, or 50%, and $2.7 million, or 28%, respectively, for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year.  These decreases were primarily due to lower demand in North America for our SoC solutions across all of our target markets.  Our net revenue from North America was unchanged for each period as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year due to declines in other regions.

For each of the three months ended October 29, 2011 and October 30, 2010, our net revenue generated outside North America was 94% of our net revenue.  For each of the nine months ended October 29, 2011 and October 30, 2010, our net revenue generated outside North America was 95% of our net revenue.

Europe:  Our net revenue in absolute dollars from Europe increased by $0.8 million, or 41%, and decreased by $0.5 million, or 10%, for the three and nine months ended October 29, 2011, respectively, compared to the corresponding periods in the prior fiscal year.  Our net revenue from Europe fluctuated in both absolute dollars and as a percentage of our total net revenue for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year primarily due to changes in location of the contract manufacturers used by our customers.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Alpha Networks	14%	*	*	*
Gemtek	14%	29%	25%	24%
Motorola	13%	24%	17%	24%

*Total net revenue from customer was less than 10% of our total net revenue for these periods.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 29, 2011	% change	October 30, 2010	October 29, 2011	% change	October 30, 2010
Gross profit	$18,002	(53%)	$38,613	$60,788	(43%)	$105,747
Gross margin	45.3%		49.6%	41.3%		48.9%

The $20.6 million decrease in gross profit and 4.3 percentage point decrease in gross margin, for the three months ended October 29, 2011, compared to the corresponding period in the prior fiscal year was primarily due to a 33% decline in units shipped and a 24% decline in our ASP per SoC, which was partially offset by a 19% decline in average cost per unit, or ACU.  Additionally, due to the 33% decline in units shipped, fixed costs such as depreciation and amortization and compensation costs for operations are higher as a percentage of net revenue.  The decrease in ASPs was primarily due to the increase, as a percentage of net revenue, of sales of our home connectivity and networking products and our new generation media processor products compared to sales of our older generation media processor products because our home connectivity and networking products and new generation media processor products have lower ASP than our older generation media processor products.  The decrease in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies and competitive factors.  The decrease in ACU was primarily due to the shift in relative product mix to home connectivity and control products and newer generation media processor products.  During the three months ended October 29, 2011 and October 30, 2010, we sold, scrapped or otherwise disposed of an insignificant amount of inventory that had been previously written-down.

The $45.0 million decrease in gross profit and 7.6 percentage point decrease in gross margin, for the nine months ended October 29, 2011, compared to the corresponding period in the prior fiscal year was primarily due to an 18% decline in our ASP per SoC and an $8.1 million provision recorded for excess inventory primarily in connection with our SMP8634 and SMP8656 series die bank.  The provision for the SMP8634 was $5.8 million and was triggered mainly by notification to us by a certain large volume customer that it would not order any substantial quantity of this product in the future as it had completed its transition to a next generation product sold by one of our competitors.  The provision for the SMP8656 was $1.8 million and was triggered by target customers shifting focus in their designs to a different version of our product.  We also recorded a provision of $0.5 million for other excess and obsolete products during this period.  During the nine months ended October 29, 2011 and October 30, 2010, we sold, scrapped or otherwise disposed of an insignificant amount of inventory that had been previously written-down.  Additionally, due to a 17% decline in units shipped, fixed costs such as depreciation and amortization and compensation costs for operations are higher as a percentage of net revenue.  The decrease in ASP was due to the increase, as a percentage of net revenue, of sales of our home connectivity and networking products compared to sales of our media processor products because ASPs for our home connectivity and networking products are lower than ASPs for our media processor products.  The decline in units shipped was primarily due to the timing of new product introductions at telecommunications service providers and other consumer electronics companies.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, including variable compensation expense such as profit sharing, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following tables set forth details of research and development expense for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$12,514	32%	$12,428	16%	$86	1%
Development and design costs	3,247	8%	2,868	4%	379	13%
Depreciation and amortization	2,705	7%	1,901	2%	804	42%
Stock-based compensation	1,544	4%	1,806	2%	(262)	(15%)
Other	1,623	4%	1,481	2%	142	10%
Total research and development expenses	$21,633	55%	$20,484	26%	$1,149	6%

	Nine Months Ended		Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$37,113	25%	$33,867	16%	$3,246	10%
Development and design costs	10,549	7%	8,574	4%	1,975	23%
Depreciation and amortization	7,409	5%	5,138	2%	2,271	44%
Stock-based compensation	4,760	3%	5,188	2%	(428)	(8%	)
Other	5,203	4%	4,298	2%	905	21%
Total research and development expenses	$65,034	44%	$57,065	26%	$7,969	14%

For the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010, compensation and benefits increased primarily due to an increase in headcount to support increased new product development activity as well as salary increases, which were partially offset by a decrease in variable compensation expenses.  The increase in development and design costs, depreciation and amortization and other expenses was also in support of increased new product development activity.  Stock-based compensation decreased due to the timing of option grants and cancellations.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following tables set forth details of sales and marketing expense for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$4,130	10%	$3,654	5%	$476	13%
Depreciation and amortization	2,116	5%	2,055	3%	61	3%
Trade shows, travel and entertainment	824	2%	796	1%	28	4%
Stock-based compensation	475	1%	541	1%	(66)	(12%)
External commissions	228	1%	348	*	(120)	(34%)
Other	772	2%	963	1%	(191)	(20%)
Total sales and marketing expenses	$8,545	21%	$8,357	11%	$188	2%

	Nine Months Ended		Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$11,722	8%	$9,896	4%	$1,826	18%
Depreciation and amortization	6,319	4%	6,148	3%	171	3%
Trade shows, travel and entertainment	2,532	2%	2,015	1%	517	26%
Stock-based compensation	1,634	1%	1,525	1%	109	7%
External commissions	1,012	1%	1,145	1%	(133)	(12%)
Other	2,255	2%	2,294	1%	(39)	(2%)
Total sales and marketing expenses	$25,474	18%	$23,023	11%	$2,451	11%

* The percentage of net revenue is less than one percent.

For the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010, compensation and benefits increased primarily due to an increase in headcount to support new product introduction and promotion as well as salary increases.  Depreciation and amortization costs are primarily comprised of amortization of intangible assets in connection with our acquisition of CopperGate.  The depreciation and amortization expense increased primarily as a result of increased asset purchases.  Trade shows, travel and entertainment expenses increased primarily due to increased participation in trade shows to introduce and promote our products.  Stock-based compensation fluctuated in the comparative periods due the timing of option grants and cancellations.  External commissions decreased due to lower net revenues for our products sold through external sales representatives.  Other expenses decreased primarily due to a reduction in outside services.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following tables set forth details of general and administrative expense for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,049	5%	$2,075	3%	$(26)	(1%)
Legal and accounting fees	768	2%	740	1%	28	4%
Stock-based compensation	664	2%	824	1%	(160)	(19%)
Outside service fees	145	*	265	*	(120)	(45%)
Facilities and IT infrastructure costs	600	2%	287	*	313	109%
Other	602	2%	590	1%	12	(2%)
Total general and administrative expenses	$4,828	13%	$4,781	6%	$47	1%

	Nine Months Ended		Nine Months Ended
	October 29, 2011	% of Net Revenue	October 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$6,255	4%	$5,320	3%	$935	18%
Legal and accounting fees	2,636	2%	2,799	1%	(163)	(6%)
Stock-based compensation	2,386	2%	2,382	1%	4	*
Outside service fees	524	*	862	*	(338)	39%
Facilities and IT infrastructure costs	1,706	1%	818	*	888	109%
Other	1,953	1%	1,852	1%	101	5%
Total general and administrative expenses	$15,460	11%	$14,033	6%	$1,427	10%

*The percentage is less than one percent.

For the three months ended October 29, 2011 compared to the three months ended October 30, 2010, compensation and benefits were approximately unchanged as a result of a decrease in variable compensation which was partially offset by headcount and salary increases.  Legal and accounting fees were approximately unchanged.  Stock-based compensation decreased due to the timing of option grants and cancellations.  Outside service fees decreased due to lower consulting and outsourcing fees for administrative support.  Facilities and IT infrastructure costs increased due to investments to update and support our worldwide systems and increased headcount.

For the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010, compensation and benefits increased primarily due to headcount and salary increases that were partially offset by a decrease in variable compensation.  Legal and accounting fees decreased primarily due to increased efficiency in our audit and internal control activities.  Stock-based compensation was approximately flat due to the timing of option and restricted stock grants and option cancellations.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of revenue	$123	$159	$352	$431
Research and development expenses	1,544	1,806	4,760	5,188
Sales and marketing expenses	475	541	1,634	1,525
General and administrative expenses	664	824	2,386	2,382
Total share-based compensation	$2,806	$3,330	$9,132	$9,526

The expensing of employee stock options grants will continue to have an adverse impact on our results of operations.

Goodwill and indefinite-lived intangible assets impairment

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  As a result, we recognized a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million for the three and nine months ended October 29, 2011.

Impairment and amortization of intangible assets

As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability, sales forecasts and negative cash flows from operations.  As a result, we recognized an intangible asset impairment charge of $55.1 million for the three and nine months ended October 29, 2011.

We classify our expense from the amortization of acquired developed technology of $2.7 million and $8.1 million for the three and nine months ended October 29, 2011, respectively, and $2.6 million and $7.8 million for the corresponding periods of the prior year, as cost of revenue.  We classify our amortization expense for acquired customer relationships and trademarks of $2.0 million and $6.1 million for the three and nine months ended October 29, 2011, respectively, and $2.0 million and $6.0 million for the corresponding periods of the prior year, as sales and marketing expense.  At October 29, 2011, the unamortized balance from purchased intangible assets was $31.2 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of October 29, 2011 (in thousands, except for years):

	As of October 29, 2011
	Gross Value	Impairment adjustment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)

Developed technology	$75,827	$(24,614)	$(26,950)	$24,263	4.9
Customer relationships	51,173	(30,486)	(14,648)	6,039	5.1
Trademarks	2,678	—	(1,750)	928	6.7
Non-compete agreements	1,400	—	(1,400)	—	—
	131,078	(55,100)	(44,748)	31,230	5
In-process research and development	11,070	(11,070)	—	—	—
	$142,148	$(66,170)	$(44,748)	$31,230

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 29, 2011	% change	October 30, 2010	October 29, 2011	% change	October 30, 2010
Interest and other income, net	$542	28%	$425	$2,095	31%	$1,603

  Our other income and expense primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The increase of $0.1 million, or 28%, and $0.5 million, or 31%, respectively, for the three and nine months ended October 29, 2011 compared to the corresponding periods in the prior fiscal year was primarily due to foreign currency fluctuations.

Provision for income taxes

We recorded a benefit from income taxes of $6.2 million and $5.2 million for the three and nine months ended October 29, 2011, respectively, and a provision for income taxes of $0.4 million and $1.4 million for the three and nine months ended October 30, 2010, respectively.  Included in the benefit from income taxes for the three and nine months ended October 29, 2011 is a $5.6 million tax benefit resulting from the $66.2 million charge for impairment of intangible assets that was recorded in the three months ended October 29, 2011.  Included in our provision for (benefit from) income taxes for all periods presented are foreign exchange gains or losses on unsettled income tax liabilities that are payable in foreign currencies.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	October 29, 2011	January 29, 2011
Cash and cash equivalents	$52,650	$72,732
Short-term marketable securities	47,350	47,482
	$100,000	$120,214

As of October 29, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $100.0 million, which represents a decrease of $20.2 million from $120.2 million at January 29, 2011.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $9.3 million in purchases of software, equipment and leasehold improvements, $5.0 million in net cash paid in connection with an acquisition, $4.3 million cash used in operations, $2.5 million in net purchases of long-term marketable securities, and $2.1 million related to the purchase of long-term investments.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $3.3 million in net proceeds from the sales of our common stock through our stock option and stock purchase plans.

As of October 29, 2011, we held $59.8 million of long-term marketable securities.  Our long-term securities consist of corporate bonds and similar securities with a maturity of more than one year.  Because the market for these financial instruments is active and not subject to discounts when sold, we classify them as available-for-sale and may access these funds prior to their contractual maturities.  Because these instruments tend to have a higher interest rate, we prefer to collect the higher interest income and hold them to maturity.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 29, 2011	October 30, 2010
Net cash provided by (used in):
Operating activities	$(4,336)	$34,919
Investing activities	(19,490)	(37,670)
Financing activities	3,653	3,003
Effect of foreign exchange rate changes on cash and cash equivalents	91	(200)
Net increase (decrease) in cash and cash equivalents	$(20,082)	$52

Cash flows from operating activities

Net cash used in operating activities of $4.3 million for the nine months ended October 29, 2011 was primarily due to a net loss of $149.2 million, a decrease of $7.9 million in accrued liabilities, a decrease of $5.6 million in other long-term liabilities, a decrease of $5.2 million in accounts payable and a $0.6 million increase in prepaid expenses and other current assets.  These amounts were partially offset by a $7.4 million decrease in inventories, a $5.4 million decrease in accounts receivable, and non-cash expenses of $151.3 million, consisting primarily of $111.3 million in impairment of goodwill and intangible assets, $23.7 million in depreciation and amortization, $9.1 million in stock-based compensation expense and $8.1 million in provision for excess and obsolete inventory.

The decrease in accounts receivable was primarily the result of the decrease in revenues.  The decrease in inventories was primarily due to an $8.1 million write-off of excess inventory in the level of our die bank and other purchased materials during the current nine-month period in response to lower demand.  Additionally, lower demand has resulted in a decrease in our annualized rate of inventory turns to 3.8 times per year for the fiscal quarter ended October 29, 2011 compared to 5.8 times per year for the same quarter last year.  The decreases in accounts payable and accrued liabilities were primarily due to lower inventory purchases and the timing of payments for inventories and engineering software tools.  The decrease in other long-term liabilities was due to a reduction in long-term deferred tax liabilities as a result of the impairment of intangible assets.

Net cash provided by operating activities of $34.9 million for the nine months ended October 30, 2010 was primarily due to net income of $6.7 million, non-cash expenses of $30.6 million, a $5.2 million non-cash investment impairment charge, a $7.8 million increase in accounts payable and a $2.5 million increase in accrued liabilities.  These amounts were partially offset by a $14.1 million increase in inventories, a $2.1 million increase in accounts receivable and a $1.7 million increase in prepaid expenses and other current assets.  Non-cash expenses included in net income for the nine months ended October 30, 2010 consisted primarily of $20.5 million in depreciation and amortization and $9.5 million in share-based compensation expense.

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

Cash flows from investing activities

Net cash used in investing activities was $19.5 million for the nine months ended October 29, 2011 which was primarily due to purchases of capital assets such as engineering software tools, equipment and leasehold improvements of $9.3 million, cash paid in connection with the May 21, 2011 acquisition of $5.0 million, purchase of investments in privately held companies of $2.1 million, and net purchases of marketable securities of $2.9 million.

Net cash used in investing activities was $37.7 million for the nine months ended October 30, 2010, which was primarily due to net purchases of marketable securities of $26.8 million, purchases of software, equipment and leasehold improvements of $9.8 million and investments in privately held companies of $1.0 million.

Cash flows from financing activities

Net cash provided by financing activities was $3.7 million in the nine months ended October 29, 2011, which primarily consisted of proceeds from exercises of employee stock options.

Net cash provided by financing activities was $3.0 million in the nine months ended October 30, 2010, which was due to proceeds from the exercise of employee stock options and stock purchase rights.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in the first nine months of fiscal 2012 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments, which will cause our marketable securities balances to decrease.

As of October 29, 2011, $34.1 million of the $161.6 million of our cash, cash equivalents, restricted cash and marketable securities was held by our foreign subsidiaries.  Approximately $29.0 million of these funds are directly or indirectly owed to the US based parent organization by our foreign subsidiaries to settle intercompany loans.  If the remaining amount of $5.1 million of these funds is needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 29, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder Fiscal 2012	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter	Total
Operating leases	$928	$4,183	1,668	$1,401	$8,180
Non-cancelable purchase orders	13,500	-	-	-	13,500
	$14,428	$4,183	$1,668	$1,401	$21,680

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

Interest rate sensitivity:  At October 29, 2011 and January 29, 2011, we held approximately $159.8 million and $177.5 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:
We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, Denmark, France, Japan, Taiwan and Vietnam where the Canadian dollar, Danish krone, Euro, Japanese Yen, Taiwanese dollar and Vietnamese Dong are the primary financial currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels, or NIS.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS.  To the extent the U.S. dollar weakens against the NIS, our Israeli subsidiary will experience a negative impact on its results of operations.

As of October 29, 2011, with the exception of our Israel operation, we have not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the NIS with foreign exchange forward contracts.  As of October 29, 2011, we had foreign exchange contracts with notional values of approximately $10.3 million that mature on or before September 24, 2012.  Of this amount, contracts with a notional value of $1.2 million were entered into on or before January 29, 2011 and were designated as cash flow hedges, and contracts with a notional value of $9.1 million were entered into subsequent to January 29, 2011 and are treated as foreign exchange contracts not designated as cash flow hedges.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 29, 2011, the notional value of our hedges would decline and we would record a foreign exchange loss of approximately $0.7 million.

We maintain certain cash balances denominated in the Canadian dollar, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 29, 2011, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.5 million.

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

As of October 29, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of October 29, 2011 at a reasonable assurance level.

During the third quarter ended October 29, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

We may not be able to accurately anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner.  Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

●	accurately predict market requirements and evolving industry standards;

●	accurately design new SoC products;

●	timely complete and introduce new product designs;

●	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

●	ensure that our subcontractors have sufficient foundry, assembly and test capacity and packaging materials and achieve acceptable manufacturing yields;

●	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

●	gain market acceptance of our products and our customers' products.

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

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity will suffer.

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of time working with our customers to allocate a limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  For example, in the nine months ended October 29, 2011, we recorded a provision for excess inventory of $8.1 million primarily due to a definitive communication from a large customer related to our end customer’s transition to a next generation product sold by one of our competitors.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.

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

For the three months ended October 29, 2011, Alpha Networks, Gemtek and Motorola accounted for 14%, 14% and 13%, respectively, of our net revenue.  For the three months ended October 30, 2010, Gemtek and Motorola accounted for 29% and 24%, respectively, of our net revenue.

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

We expect our SoCs to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2011, sales of our SoCs represented nearly all of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our SoCs in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If our customers or we are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.  If demand for our SoCs declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

In addition, our agreements with some customers contain warranty provisions that provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period.  However, any contractual limitations to our liability may be unenforceable in a particular jurisdiction.  We do not have insurance coverage for any warranty or product liability claims and a successful claim could require us to pay substantial damages.  A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have adverse effects on our business results.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of October 29, 2011, we held 100 patents that have been issued and these patents will expire within the next four to nineteen years.  These patents cover the technology underlying our products.  We have filed 59 patent applications that are under review.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV media processor, connected home, connected media player and prosumer and industrial audio/video.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our SoC solutions for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, and other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

We have a history of fluctuating operating results, including a net loss for the first nine months of fiscal 2012 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011 and a net loss of $149.2 million in the first nine months of fiscal 2012.  To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies that could divert our attention and prove difficult to integrate with our existing business and technology.

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

We may experience difficulties in integrating acquired businesses.  Integrating acquired businesses involves a number of risks, including:

●	potential disruption of our ongoing business and the diversion of management resources from other business concerns;

●	unexpected costs or incurring unknown liabilities;

●	difficulties relating to integrating the operations and personnel of the acquired businesses;

●	adverse effects on the existing customer relationships of acquired companies; and

●	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience.

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

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products and other related matters.  Consequently, demand for our products could be different from our expectations due to factors including:

●	changes in business and economic conditions, including conditions in the credit market that could negatively affect consumer confidence;

●	customer acceptance of our products and those of our competitors;

●	changes in customer order patterns including order cancellations; and

●	reductions in the level of inventory our customers are willing to hold.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For the nine months ended October 29, 2011, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations including research and development facilities in Canada and Vietnam, sales and research and development facilities in Denmark, France, Israel, Japan, Singapore and Taiwan and a sales and distribution facility in Hong Kong.

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

We use a single wafer foundry to manufacture a substantial majority of our products and a single source to assemble and test substantially all of our products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our SoC requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly.  In order to bring any new foundries on-line, our customers and we would need to qualify their facilities, which process could take as long as several months.  Once qualified, each new foundry would then require an additional number of months to actually begin producing SoCs to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors.  Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in fiscal 2009.  We integrated the operations of CopperGate into our enterprise resource management system in fiscal 2011.  Any integration efforts could be costly and time consuming.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

We believe that our existing cash and cash equivalents, and short-term and long-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

●	market acceptance of our products;

●	the need to adapt to changing technologies and technical requirements;

●	the existence of opportunities for expansion; and

●	access to and availability of sufficient management, technical, marketing and financial personnel.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, corporate and sales support operations and, as of October 29, 2011, we had 135 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

As a global company, we are subject to taxation in Hong Kong, Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

●	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

●	changes in the valuation of our deferred tax assets and liabilities, including the effect of foreign exchange rate fluctuations relative to the US Dollar;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

●	changes in stock-based compensation expense;

●	changes in generally accepted accounting principles; and

●	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

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

Our headquarters, certain of our other facilities, and some of our suppliers and third-party manufacturers are located in active earthquake zones.  Earthquakes, tsunamis or other types of natural disasters affecting our suppliers, our manufacturers or us could cause resource shortages and production delays, which would disrupt and harm our business, results of operations and financial condition.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

●	the loss of one or more significant customers;

●	changes in our pricing models and product sales mix;

●	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

●	new product introductions by us and our competitors;

●	inventory excess and obsolescence;

●	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

●	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

●	availability of third-party manufacturing capacity for production of certain products;

●	shifts in demand for the technology embodied in our products and those of our competitors;

●	the timing of, and potential unexpected delays in, our customer orders and product shipments;

●	the impairment and associated write-down of strategic investments that we may make from time-to-time;

●	write-downs of accounts receivable;

●	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry forwards or otherwise;

●	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

●	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

●	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

●	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility, which is expected to continue.  For example, during the nine months ended October 29, 2011, the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $14.73 on February 14, 2011 to a low of $7.29 on September 6, 2011, and subsequently to a low of $6.48 on December 1, 2011.  This volatility may often be unrelated or disproportionate to our operating performance.  These fluctuations, as well as general economic and market conditions, could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion, regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about our business or us.  If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline.  If one or more of these analysts cease coverage of Sigma or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, is formatted in XBRL interactive data files: (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: December 8, 2011
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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, is formatted in XBRL interactive data files: (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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