Form 10-K
period 2012-01-28
SIGMA DESIGNS INC
filed 2012-03-29
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 28, 2012

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32207

SIGMA DESIGNS, INC.
(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1778 McCarthy Boulevard Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Yes  ☐               No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on July 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $241,275,733 based on the closing sale price of $8.55 per share on that date.  Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 32,659,899 shares of the Registrant’s Common Stock outstanding on February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement or as an amendment to this Form 10-K to be filed on or before May 27, 2012 with the Securities and Exchange Commission.

Sigma Designs, Inc.
2012 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our” or “Sigma.”

This Form 10-K for the year ended January 28, 2012 contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

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

PART I

ITEM 1.               BUSINESS

Overview

Our goal is to be a leader in connected media platforms for use in home entertainment and control.  We focus on integrated chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top boxes, connected media players, residential gateways and home control systems.  We have four chipset product lines: media processor products, home networking products, video image processor and encoder products and home control and energy management automation products.  We sell our products into four primary markets: IPTV media processor, connected home, connected media player, and the prosumer and industrial audio/video markets.  We also sell a small amount of our chipsets into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We believe our software suite is a key differentiator within each of our target markets.  Our software suite provides a foundation for our customers to develop their products that incorporate our chipsets.

Products

Our products are delineated into four primary lines of chipset products.  Our chipsets are targeted toward manufacturers and large volume original equipment manufacturers, or OEM’s, and original design manufacturers, or ODMs, building products for the IPTV, connected home, connected media player and prosumer and industrial audio/video consumer electronic markets.  Sales of our chipsets accounted for approximately 99%, 100% and 99% of our net revenue for fiscal 2012, 2011 and 2010, respectively.  We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services is not a significant portion of our total net revenue.

Media Processors

Our media processor product line consists of platforms that include highly integrated chipsets and reference system designs.  These products are based around media processing and typically combine video and audio decoding, graphics processing, display processing, security management, memory control, peripheral interfaces, and one or more application processors, or CPUs.  Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems.  Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and sometimes provide a prototypical end-use product example for customer evaluation and use.

We believe our media processor chipsets deliver industry-leading performance in video and audio decoding along with display processing, which allows our customers to offer consumers a high-quality viewing experience.  We surround this media processing functionality with a security management solution, one or more on-chip CPUs, a high-speed memory interface and complementary system peripherals.  As a result, we believe our media processor solutions enable our customers to efficiently bring their consumer multimedia devices to market.  We believe IPTV set-top box and connected media player designers and other device manufacturers select our media processor solutions because of their high performance and ease of integration.

Home Networking

Our home networking product line consists of wired home networking controllers that are designed to provide connectivity solutions between various home entertainment products and incoming video streams.  We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations.  Our home networking solutions are based on the HomePNA, or HPNA, HomePlug AV, or HPAV, and G.hn standards.  HPNA and HPAV are two of the current leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines.  G.hn is the next generation ITU standard ratified in 2010 to create a unified global standard across coaxial cables, phone lines and power lines.  Products based on these technologies enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver IPTV solutions and other media-rich applications such as HDTV, Voice over Internet Protocol, or VoIP, and fast internet throughout the home.

Video Image Processors and Encoders

Our video image processor and encoder products consist of our VXP brand video image processor chipsets and our video encoder chipsets.  Our VXP chipsets are standalone high performance semiconductors that provide studio-quality video output or input for professional, prosumer and consumer applications and address applications including audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  Our video encoder chipsets are designed to capture video for visual telephony between set-top boxes, connected media players, VoIP devices, video conferencing TVs and video surveillance devices.

Home Control and Energy Management Automation

Our home control and energy management automation product line consists of our wireless Z-Wave chipsets.  These chipsets enable consumers to enjoy advanced home control and energy management automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes.  These devices consist of wireless transceiver devices along with a mesh networking protocol.  Our Z-Wave chipsets utilize a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable connected home security, monitoring and automation solution.

Target Markets

IPTV Media Processor Market

The IPTV media processor market consists primarily of telecommunication carriers that deploy IPTV set-top boxes for delivering video services over a DSL network.  We serve this market primarily with our media processor products.  We are a leading provider of high definition digital media processors for set-top boxes in the IPTV media processor market in terms of units shipped.  Our media processor products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our media processors are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America, such as AT&T, Deutsche Telekom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address a carriers' specific requirements regarding features and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

Connected Home Market

The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired home networking products and our wireless home control and energy management automation products.  Our HPNA products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multiple-dwelling unit, or MDU, masters and network adapters by leading OEMs, such as Actiontec, Cisco Systems, Pace and Motorola.  Set-top boxes containing our home networking products are deployed globally, primarily in North America, by telecommunications carriers, such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.

Connected Media Player Market

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, and wireless streaming PC to TV devices that perform playback of digital media.  We target this market with our media processor products.  Our media processors are used by consumer electronics providers, such as IO-Mega, Netgear and Western Digital in applications such as DMAs and other connected media player devices.

Prosumer and Industrial Audio/Video Market

The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our video image processor and video encoder product line.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants, such as Harris, Panasonic, Polycom and Sony.  Our video encoder products are used in security and video conferencing systems.

Other Markets

We also sell products into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We derive minor revenue from sales of our products into these other markets.

Industry Background

The growth of the internet, proliferation of over-the-top content, advances in communications infrastructure, digital video and audio compression technologies, home networking technologies and improvements in television displays have resulted in significant demand for products in the markets that we primarily target.

Consumer multimedia entertainment applications are increasingly requiring video and audio data to be processed, transmitted, stored and displayed in an efficient and secure manner while simultaneously maintaining high resolution, multi-channel audio/video functionality and providing the end-user a variety of interactive options.  In order to provide this increased functionality in a cost-effective manner, manufacturers of consumer electronics demand semiconductors that integrate more features on a single chip as well as reduce their costs, time-to-market and power consumption.  A challenge to manufacturers of digital media processors is to balance the integration of more functionality with lower costs and shorter development cycles.

The IPTV media processor market is primarily driven by video service providers, such as telecommunication service providers, who utilize video servers and set-top boxes to deliver television services based on streaming video over broadband connections using IP.  IPTV has become an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  A challenge faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure is the limited data carrying capacity of the existing wiring.  This challenge can be addressed by advanced video compression technologies along with advanced high-speed communication technologies, which together can overcome the capacity limitation to allow the delivery of high definition video service throughout the home.  IPTV set-top boxes currently use one of three platforms based on software developed by Microsoft or various Android or Linux providers, each of which offers certain advantages and disadvantages.

In the connected home market, devices are involved in routing digital entertainment streams to ensure that television service and other shared media resources are accessible throughout the home.  Currently, the vast majority of home video networking uses wired connections to distribute entertainment streams under one of the many networking standards that exist.  As consumers begin to demand more from their viewing experience, we believe the ability to deliver these technologies within the home will be critical to a successful solution.  Home control products enable remote control and monitoring of a wide variety of home appliances, such as thermostats, lighting and door locks.  Much of the early adoption for home control and energy management products has been driven by installations in new home construction.  We believe potential deployment by an increasing number of larger system integrators and service providers in the future could drive a cycle of broader adoption.  Low frequency, low power solutions can offer consumers cost efficient ways to monitor and conserve energy usage, protect homes from theft and damage and improve the convenience of performing certain household activities.  For example, Verizon recently began offering home control and energy management services to their customers.  As a result of the benefits that low power and low frequency can provide, the International Telecommunication Union, or ITU, has developed a new sub 1GHz narrow band wireless standard.

In the connected media player market, devices primarily function as a connection between internet content and televisions and other video displays.  As a result, there are many new form-factors and device types that are being introduced, such as IP streaming players, direct or network attached storage players, WiDi and WiFi Direct devices, and combination players.  The primary differentiation among these devices is the software content that consumers can access.  As a result, industry analysts project the overall market for this class of devices is expanding.

In the prosumer and industrial audio/video market, demand for improved video image processing continues to gradually increase from both industrial customers and consumers focused on high-end products, or prosumers.  As a result, we believe standalone and integrated video image processors are likely to be incorporated into an increasing number of video-centric products over time.

Our Strengths

We have developed or acquired core technologies, expertise and capabilities that we believe are necessary to provide a comprehensive chipset solution or platform that includes media processing, communications and control.  We believe we have the following key strengths:

•
Strong Position within IPTV Media Processor and Connected Media Player Markets.  We are a leading provider of digital media processors for set-top boxes in the IPTV market in terms of units shipped and a provider of chipsets in the connected media player market.  We have built this position, in part, by being one of the first media processing semiconductor providers to work extensively with IPTV set-top box manufacturers, including Microsoft’s Media Room ecosystem, as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Additionally, through our CopperGate acquisition, we deliver the leading IPTV connectivity solution for set-top boxes and residential gateways.  Through these experiences, we have gained valuable insight into the challenges of our customers and carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven solutions.

•
Highly Integrated Chipsets Leveraged Across Multiple Consumer Applications.  We have developed a proprietary chipset architecture that allows us to integrate high-performance digital video and audio decoding, graphics processing, security management and home audio/video networking and advanced image processing.  Our chipsets can replace a number of single function semiconductors, which can significantly improve performance, lower power consumption and reduce total system cost to our customers.  Furthermore, all of these functions can be performed synchronously at high processing speeds.  Our ability to integrate these multiple functions into a single, high-speed semiconductor allows us to address many different consumer multimedia entertainment applications with the same hardware platform.

•
Differentiated Software Development Capabilities.  As a result of over 15 years of experience in delivering video and audio solutions, we have developed expertise in real-time software that synchronizes and controls the playback of video and audio from a variety of sources.  This software translates the complex silicon architecture of our chipsets into a much simpler application programming interface.  Using this interface, our customers are able to design their products under industry standard operating systems, enabling them to customize our solutions and reduce their time to market.  The majority of our engineering personnel are dedicated to software development.

•
Multi-Standard Functionality.  We design our chipsets to support multiple industry standards that are used across most consumer entertainment applications.  For example, there are over a dozen different video and audio standards used in current consumer applications, including video standards such as H.264, MPEG-4, MPEG-2, MPEG-1 and WMV9, and audio standards such as Dolby, DTS and MP3.  Beyond this, there are a range of digital rights management security standards such as AES, RSA and MSDRM.  Additionally, there are three primary operating systems, Android, Linux and Microsoft Windows CE, each of which has its own middleware standards.

•
Breadth and Depth of Relationships within the Set-top Box Industry and Service Providers.  In order to provide a complete system-level solution for the IPTV market, we have developed strong relationships with industry leaders that form the ecosystem required to deliver an end-to-end solution, from content creation to content display.  The IPTV ecosystem consists of providers of middleware, encoders and security solutions.  For middleware, server software must be successfully integrated into our products to provide effective system solutions for the service providers.  For security solutions, there are also a range of providers, including Microsoft and Nagra.  Our strong position in the IPTV market has enabled us to develop and maintain relationships with these providers and offer solutions that are interoperable with their products.

•
Z-Wave Standardization and Ecosystem.  Our Z-Wave technology provides system integrators access to over 600 products complying with the same standard and with guaranteed interoperability which we believe creates an attractive ecosystem.  This makes our Z-Wave technology unique in the home control and energy management market, and a prime candidate to be selected by new service providers entering this emerging space.  Because the International Telecommunication Union, or ITU, has developed a new sub 1GHz narrow band wireless standard which is largely based on Z-Wave technology and defines backwards compatibility to the Z-Wave standard, and because of the large ecosystem of products based on the Z-Wave standard, we believe our Z-Wave products will be one of the preferred solutions for telecommunication and multi-service operators.

Our Strategy

Our objective is to be the leading provider of chipsets used to deliver entertainment and control throughout the home.  To achieve this objective, we expect to continue to pursue the following strategies:

•
Strengthen our Leadership Position in the IPTV Media Processor Market.  We have achieved a significant share in the IPTV media processor market by providing our customers with highly integrated digital media processor chipsets.  In addition, our solutions work effectively across different platforms and standards in this market.  We intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in this end market in order to grow our market share in the IPTV market.

•
Enhance our Software Advantage.  We believe our software provides a suite of capabilities that offer differentiated advantages from our competitors.  Our software is integrated and embedded into our customers' products during their product design stage.  As a result, once we are designed into our customers' product, we believe it is difficult for our competitors to displace us.  We intend to leverage our software development capabilities and continue to invest significant resources in developing additional expertise in the area of high-performance software development, over-the-top video delivery software, and customer support.

•
Increase Penetration in Connected Media Players.  We have successfully developed a position in the digital media adapter market as well as other related consumer products.  Our chipsets incorporate both hardware and software elements that enable access to internet content and interoperability with a wide range of software environments such as Adobe Flash, Google Android, Netflix, Hulu, and many others.  We believe our software, which supports the various standards and technologies required to provide internet connectivity and networking functionality, differentiates us from our competitors.  We intend to leverage our semiconductor and software expertise to develop additional chipsets targeted specifically towards this range of applications.

•
Expand our position in the Connected Home Market. We have developed unified broadband home networking technology under the G.hn standard.  We plan to use this technology to further expand our position in the connected home market.  This market is fragmented into multiple standards, and we believe G.hn provides a way of unifying the demand in this market under a single standard encompassing all wired transmission media (coaxial cable, phone line and power line) in the home.  We believe that G.hn will meet or exceed performance requirements for higher throughput, reliability and robustness for next generation networked products.  We also intend to expand our market position with our Z-Wave technology to include energy management automation and value-added services from telecommunication operators, such as home monitoring, home security and remote access and control and remote health management.

•
Expand into Complementary Technologies and Products.  We will continue to evaluate opportunities to expand, whether through acquisition or internal development, into technologies and products that are complementary to the applications we currently target.  In the first quarter of fiscal 2012, we acquired a product line that includes a low-power video encoder processor aimed at capturing video for visual telephony between set-top boxes, connected media players, VoIP devices, video conferencing televisions and video surveillance devices.  In the fourth quarter of fiscal 2010, we acquired CopperGate, a company that develops silicon-based home networking solutions enabling distribution of media-rich digital content over phone lines, coaxial cables and power lines inside the home.  In the fourth quarter of fiscal 2009, we acquired Zensys Holdings Corporation, a company that developed the Z-Wave brand of wireless technology for home control and energy management automation.  In the first quarter of fiscal 2008, we acquired certain assets of the VXP Group from Gennum Corporation.  We believe that the combination of all these technologies will enable us to increase the value we deliver to our customers.

•
Leverage Existing Relationships.  We have developed relationships within standards and platform defining entities like Google and Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many IPTV set-top box and connected media player designers and consumer device manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customer’s product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Our Products

We offer the following categories of chipset solutions:

Media processors

•
Media processor chipsets. Our broad range of media processor chipsets and development platforms are designed to provide comprehensive solutions to our customers primarily for application in IPTV and hybrid set-top boxes and connected media players.  For IPTV and hybrid set-top boxes applications, we offer platforms tailored for Microsoft’s Mediaroom, as well as various other Linux and Android based middleware solutions.  For connected media player applications, we provide a comprehensive solution for various types of consumer players, such as DMAs.  We offer platforms that are tailored for specific applications and that are optimized for either performance, low-power, or features.  We are constantly evolving our software suite to increase our breadth of application support and over-the-top content delivery capabilities.  Within our media processor chipset products we have value-line and premium offerings to enable our customers to select between performance, features and price.

Home networking products

•
HomePNA chipsets.  Our HomePNA chipsets provide in-home connectivity capabilities over existing telephone wires or TV coax cables for residential gateways, multiple dwelling unit gateways and IPTV set-top boxes.  Our Home PNA chipsets comply with the ITU G.9954 standard to support distribution of multimedia content throughout the home. It can coexist with broadband and narrowband services, such as xDSL, television or telephone, on the same wire, and delivers high Quality of Service, or QoS.

•
HomePlug AV chipsets.  Our HomePlug AV chipsets provide connectivity over existing powerline wiring, supporting AES encryption, high QoS and remote management and diagnostic capabilities.  In addition, we offer versions optimized for low power and low footprint implementations.  All our HomePlug AV chipsets employ MIMO technology that utilizes all three power wires (phase, neutral and ground) to extend coverage and provide higher noise immunity.  To date, we have not generated significant revenue from our HPAV chipsets.

•
G.hn chipsets.  Our G.hn chipset is compliant with ITU G.9960/61 which supports connectivity over any type of existing wires inside the home.  We are designing the G.hn chipset to employ MIMO technology to deliver higher throughput with extended coverage even in presence of high noise conditions.  Our G.hn chipset enables self-installation for home multimedia distribution networks.  The chipset also provides high QoS, remote management and diagnostic capabilities enabling service providers to deploy reliable service while minimizing operation expenditures.  To date, we have not generated significant revenue from our G.hn chipsets.

           Video image processor and encoder products.

•
VXP brand chipsets.  Our VXP brand products are standalone high performance semiconductors that provide studio-quality video output or input for professional, prosumer and consumer applications.  These products address applications including audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.

•
Video encoder chipsets.  Our video encoders are designed to capture video for visual telephony between set-top boxes, connected media players, VoIP devices, video phones, video conferencing TVs and video surveillance devices.  To date, we have not generated significant revenue from these products.

Home control and energy management products

•
Z-Wave chipsets.  Our Z-Wave chipsets are designed to deliver reliable, cost-effective wireless networking for residential and light commercial control applications.  We embed our Z-Wave protocol stack in our chipset and Flash memory is available to the customer for their product development.

Customers

We sell our products principally to designers and manufacturers as well as to distributors who, in turn, sell to manufacturers.  Typically, when we sell to distributors, they have already received an order for our products directly from a manufacturer.  Sales to our customers are typically made on a purchase order basis.

For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue. For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue.  For fiscal 2010, Motorola and Gemtek accounted for 21% and 12%, respectively, of our net revenue.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our chipsets.  Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our chipsets.

A substantial portion of our product shipments are to customers outside of North America.  In fiscal 2012, 2011, and 2010, net revenue from our customers outside of North America accounted for 95%, 95%, and 97% of our net revenue, respectively.  Revenue from our customers in Asia accounted for 91%, 93%, and 89% of our net revenue in fiscal 2012, 2011 and 2010, respectively.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world.  Members of our direct sales force are based in the United States, Denmark, France, Hong Kong, Israel, Taiwan and Singapore.  Our sales are also supported by representatives, resellers and distributors in other key countries such as Brazil, China, India, Japan and Korea.

Our sales cycle typically ranges from nine to eighteen months, but may last longer, and depends on a number of factors including the technical capabilities of the customer, the customer's need for customization of our chipsets and the customer's evaluation and qualification process.  In many cases, we must also qualify our products with our technology partners and in some cases with an end customer, such as a service provider.  This qualification process can extend our sales cycle beyond its typical duration.  We generally plan the fabrication of our products based on customer forecasts.

For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and twelve weeks before our scheduled delivery dates and not subject to rescheduling within four weeks of scheduled delivery dates.

Competition

The market for our chipsets is highly competitive and is characterized by rapid technological change, evolving standards and decreasing average selling prices per unit.  We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, industry standards compatibility, software functionality, image quality, price, product support and marketing and distribution resources.

We believe our primary competitors include Broadcom Corporation, Intel Corporation, Mediatek, RealTek and ST Microelectronics for our media processors; Broadcom (through their acquisition of Gigle), Lantiq (through their acquisition of Aware), Marvell Technology Group, Ltd. (through their acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our HPNA and HPAV products; Texas Instruments, Freescale and Ember through their Zigbee based chips for our Z-Wave products; and Pixelworks and Marvell for our VXP products.  Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products.  We believe that other manufacturers are developing products that will compete directly with our products in the near future.

Research and Development

We focus our development efforts primarily on four areas: video/audio decoder technologies, secure media processing, home connectivity and fully integrated chipset solutions.  To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression as well as wired and wireless connectivity.  We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

We have invested, and expect that we will continue to invest, substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of Motion Picture Expert Group, or MPEG, and other multimedia technologies.  During fiscal 2012, 2011 and 2010 our research and development expenses were $86.5 million, $77.3 million and $52.6 million, respectively.

We have assembled a qualified team of experienced engineers and technologists.  As of January 28, 2012, we had 464 research and development employees.  These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of January 28, 2012, we held 105 issued patents and we had 30 patent applications pending for our technology.  The expiration dates of these patents are within the next one to fifteen years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, to fulfill the majority of our semiconductor fabrication needs, including chipset manufacturing.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price.  Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.

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

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service to ensure customer satisfaction.  We also rely on in-depth simulation studies, design review and verification during our design phase, bench testing to perform design validation, product reliability qualification to verify the product’s quality and manufacturing testing when the products are in production.  To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by regularly reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  We are ISO 9000 certified as are our key manufacturing partners, ASE, UMC and TSMC.

Backlog

The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of January 28, 2012, we had 691 full-time employees worldwide, including 464 in research and development, 122 in sales and marketing, 82 in general and administration and 23 in operations and quality assurance.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel who are in great demand.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are satisfactory.

Corporate Information

We were incorporated in California in January 1982.  Our principal offices are located at 1778 McCarthy Boulevard, Milpitas, California 95035, and our telephone number at that location is (408) 262-9003.  Our website is located at www.sigmadesigns.com; however, the information in, or that can be accessed through, our website is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through the “Investor Overview” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov.  For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330 or send an electronic message to the SEC at publicinfo@sec.gov.

Executive Officers

The following table sets forth certain information concerning our executive officers as of February 24, 2012:

Name	Age	Position
Thinh Q. Tran	58	Chairman of the Board, President and Chief Executive Officer

Thomas E. Gay III	63	Chief Financial Officer and Secretary

Sal Cobar	58	Vice President, Worldwide Sales and Business Development

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

We may not be able to accurately anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner.  Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;

•	accurately design new chipset products;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry, assembly and test capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers' products.

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

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our net revenue.

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2012, sales of our chipsets represented nearly all of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

Our industry is highly competitive and we may not be able to compete effectively, which would harm our market share and cause our revenue to decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices.  We may not be able to compete successfully against current or potential competitors.  Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers.  Many of these companies have substantially greater engineering, marketing and financial resources than we have.  As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.  Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are.  Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.  We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own chipsets.  Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have.  We expect our current customers, particularly in the IPTV media processor and connected media player markets, to seek additional suppliers of chipsets for inclusion in their products, which will increase competition and could reduce our market share.  If we do not compete successfully, our market share and net revenue could decline.

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

For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue. For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue.  For fiscal 2010, Motorola and Gemtek accounted for 21% and 12%, respectively, of our net revenue.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our chipsets.  Large carriers  often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes.  Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our chipsets.  For example, a significant number of our chipsets are incorporated into set-top boxes deployed by AT&T.  This significant concentration on AT&T set-top boxes was increased by our acquisition of CopperGate.  A significant percentage of the chipsets sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T.  In the past, companies that deploy set-top boxes incorporating our chipsets have had significant fluctuations in demand, which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers.  We may experience increased competition as companies that deploy set-top boxes incorporating our chipsets seek additional or alternate sources of supply of chipsets for inclusion in their products. Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our chipsets, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operation.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity will suffer.

We place orders with our suppliers based on our forecasts of our customers' demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of time working with our customers to allocate a limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all.  For example, during fiscal 2012, we recorded a provision for excess inventory of $9.0 million which was primarily the result of our end customer’s transition to a next generation product sold by one of our competitors.  When we have excess or obsolete inventory, the value of our inventory declines, which increases our cost of revenue and reduces our liquidity.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert our attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in March 2011, we completed the acquisition of certain assets from a large computer manufacturer and in November 2009, we completed the acquisition of CopperGate Communications Ltd., an Israeli company.  As a result, we added substantial operations, including 141 employees.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations.  We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future.  For example, in fiscal 2012, we recorded a goodwill impairment charge of $45.1 million, which represented a full write-off of all goodwill associated with our acquisitions to date, which had a materially adverse impact to our results of operations.  In addition, in order to complete acquisitions, we may issue equity securities and incur debt, which would result in dilution to our existing shareholders and could negatively impact profitability.

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

To remain competitive, we need to continue to transition our chipsets to increasingly smaller sizes while maintaining or increasing functionality, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our chipsets.  The smaller chipset size reduces our production and packaging costs, which enables us to be competitive in our pricing.  We also continually strive to increase the functionality of our chipsets, which is essential to competing effectively in our target markets.  The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes for our products and to redesign some products.  This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency.  In the past, we have experienced difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

The average selling prices of semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.

The semiconductor industry, in general, and the consumer electronics markets that we target, specifically, are characterized by intense price competition, frequent introductions of new products and short product life cycles, which can result in rapid price erosion in the average selling prices for semiconductor products.  A decline in the average selling prices of our products could harm our revenue and gross margins.  The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  In the past, we have reduced our prices to meet customer requirements or to maintain a competitive advantage.  Reductions in our average selling prices to one customer could impact our average selling prices to all customers.  If we are unable to reduce our costs sufficiently to offset declines in product selling prices or are unable to introduce more advanced products with higher margins in a timely manner, we could experience declines in our net revenue and gross margins.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 28, 2012, we held 105 patents that have been issued and these patents will expire within the next one to fifteen years.  These patents cover the technology underlying our products.  We have filed 94 patent applications that are under review.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects, which could damage our reputation with current or prospective customers, adversely affect the market acceptance of new products and result in warranty claims.

Highly complex products, such as those that we offer, frequently contain defects, particularly when they are first introduced or as new versions are released.  Our chipsets contain highly sophisticated silicon technology and complex software.  In the past we have experienced, and may in the future experience, defects in our products, both with our chipsets and the related software products we offer.  If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers.  In addition, these defects could interrupt or delay sales or shipment of our products to our customers.  Manufacturing defects may not be detected by the testing process performed by our subcontractors.  If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product returns or recalls, harm to our reputation and a decline in our net revenue, income from operations and gross margins.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV media processor, connected home, connected media player and prosumer and industrial audio/video.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center.  During fiscal 2009, we established a foreign operating subsidiary in Singapore.  However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones.  As a result, we have initiated renewed negotiations with the Singapore tax agency in an effort to modify the business milestones to be more achievable and continue to benefit from the reduced rate of taxation.  Even though the agency continues to negotiate with us, there is a risk that we will not be able to achieve the modified milestones which could result in a significantly higher tax rate on the income we recognize in Singapore.  The increased tax rate could be applied to current profits or retroactively to income generated over previous years in Singapore, which could have a material adverse impact on our consolidated financial results.

We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate has been and is expected to continue to be lower than the United States federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure, if the relative mix of United States and international income or losses changes for any reason, or if we lose the benefit of our reduced tax rate in Singapore.  Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

We have a history of fluctuating operating results, including a net loss in fiscal 2012 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results.  We reported net income of $70.2 million in fiscal 2008, net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011 and a net loss of $168.0 million in fiscal 2012.  To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications in the IPTV media processor market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three to more than nine months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2012, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Canada and Vietnam, sales and research and development facilities in Denmark, France, Israel, Japan, Singapore and Taiwan and a sales and distribution facility in Hong Kong.

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

We rely on a limited number of independent third-party manufacturers for the fabrication, assembly and testing of our chipsets and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, to produce substantially all of our chipsets.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC or UMC may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our chipset products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

We use a single wafer foundry to manufacture a substantial majority of our products and a single source to assemble and test substantially all of our products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our chipset requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly. In order to bring any new foundries on-line, our customers and we would need to qualify their facilities, which process could take as long as several months. Once qualified, each new foundry would then require an additional number of months to actually begin producing chipsets to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors. Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

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

Our business may become subject to seasonality as a result of our target markets.  We sell a number of our semiconductor products to our customers who manufacture products for the consumer electronics market.  Our customers who manufacture products for the consumer electronics market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our chipsets.  Although we have not experienced significant seasonality to date in sales of our products, we may, in the future, experience lower sales in our first and/or fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of the seasonality of demand associated with the consumer electronics markets if sales of our products into these markets increases as a percentage of our net revenues.  As a result, our operating results may vary significantly from quarter to quarter.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of January 28, 2012, we had 134 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, in the past, Israel and companies doing business with Israel have been the subject of economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Over the past several months, there has been an increase in civil unrest and political instability in the Middle East.   Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv.  Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program~~s~~ is exempt from tax for a period of two years commencing calendar year 2008 and 2009 respectively, and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

Failure to maintain effective internal controls over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012 and concluded that our internal control over financial reporting was effective.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Our headquarters, certain of our other facilities, and some of our suppliers and third-party manufacturers are located in active earthquake zones.  Earthquakes, tsunamis, floods or other types of natural disasters affecting our suppliers, our manufacturers or us could cause resource shortages and production delays, which would disrupt and harm our business, results of operations and financial condition.

We are headquartered in the San Francisco Bay Area, have research and development and sales offices in Japan and outsource most of our manufacturing to Taiwan.  Each of these areas is an active earthquake zone, and certain of our suppliers and third-party manufacturers conduct operations in the same regions or in other locations that are susceptible to natural disasters.  The occurrence of a natural disaster, such as an earthquake, tsunami or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us, our suppliers or our third-party manufacturers could cause a significant interruption in our production, business, damage or destroy our facilities or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	the impairment and associated write-down of strategic investments that we may make from time-to-time;

•	write-downs of accounts receivable;

•	inventory obsolescence;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry-forwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during fiscal 2012 the high and low selling prices per share of our common stock on the NASDAQ Global Market ranged from a high of $14.73 on February 14, 2011 to a low of $5.54 on January 3, 2012.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2012.  We also lease an approximately 9,075 square foot facility in Tel-Aviv, Israel that is used for our Israel operation.  We have the right to renew the lease for the Israel facility until December 31, 2014 for 7,523 square foot and until December 14, 2016 for the remaining 1,552.  We also lease facilities for sales offices in Singapore and Taiwan and a warehouse and sales office in Hong Kong.  Additionally, we lease facilities for research and development in Canada, China, France, Japan, San Diego, California, and Vietnam and a facility for sales and research and development in Denmark.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select under the trading symbol “SIGM.”  The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low

First fiscal quarter	$14.73	$11.17	$13.00	$10.40
Second fiscal quarter	13.02	7.44	12.38	9.42
Third fiscal quarter	8.79	7.29	11.69	9.44
Fourth fiscal quarter	8.64	5.54	15.02	11.08

As of February 24, 2012, we had approximately 147 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 15 to our consolidated financial statements.

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2007 in (i) our Common Stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	Cumulative Total Returns
	January 2007	January 2008	January 2009	January 2010	January 2011	January 2012
Sigma Designs, Inc.	$100.00	$186.78	$42.21	$45.89	$57.54	$24.91
NASDAQ Composite Index	100.00	97.07	60.02	87.95	111.84	116.36
NASDAQ Electronic Components Index	$100.00	$96.17	$55.76	$86.64	$117.46	$112.62

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, and the consolidated balance sheets data as of January 28, 2012, and January 29, 2011 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 31, 2009 and February 2, 2008 and the consolidated balance sheets data as of January 30, 2010, January 31, 2009, and February 2, 2008 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Consolidated Statements of Operations Data:
Net revenue	$182,617	$286,915	$206,083	$209,160	$221,206
Income (loss) from operations	(175,715)	12,917	3,201	25,619	57,301
Net income (loss)	(168,045)	9,147	2,455	26,423	70,209
Basic net income (loss) per share	(5.25)	0.29	0.09	0.98	2.73
Diluted net income (loss) per share	$(5.25)	$0.29	$0.09	$0.95	$2.46

	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Consolidated Balance Sheets Data:
Working capital	$110,950	$163,196	$165,990	$175,329	$263,178
Total assets	297,224	459,239	423,897	330,947	379,466
Total shareholders' equity	$248,475	$398,041	$368,822	$305,250	$345,592

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in the consolidated statements of operations data above (in thousands):

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Supplemental Data on Stock-based Compensation
Expense:
Cost of revenue	$478	$560	$358	$359	$559
Research and development	6,277	6,745	5,334	5,294	3,577
Selling and marketing	2,137	2,094	1,861	2,115	1,005
General and administrative	3,133	3,178	1,240	4,905	2,068
	$12,025	$12,577	$8,793	$12,673	$7,209

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, our expectations that our operating expenses will increase in absolute dollars as our revenue grows and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Form 10-K as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

Our goal is to be a leader in connected media platforms for use in home entertainment and control.  We focus on integrated chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top boxes, connected media players, residential gateways and home control systems.  We have four chipset product lines: media processor products, home networking products, video image processor and encoder products and home control and energy management automation products.  We sell our products into four primary markets: IPTV media processor, connected home, connected media player, and the prosumer and industrial audio/video markets.  We also sell a small amount of our chipsets into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We believe our software suite is a key differentiator within each of our target markets.  Our software suite provides a foundation for our customers to develop their products that incorporate our chipsets.

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products are comprised of multiple semiconductors.  We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market.  We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost.

We sell our chipsets into each of our four primary target markets.  For fiscal 2012, 2011 and 2010, we derived nearly all of our net revenue from sales of our chipset products.

Our four primary target markets are the IPTV media processor market, the connected home market, the connected media player market and the prosumer and industrial audio/video market.  Because of our focus on these target markets, we separately report revenues that we derive from sales into each of these target markets.  The IPTV media processor market consists primarily of telecommunication carriers that deploy IPTV set-top boxes for delivering video services over a DSL network.  We serve this market primarily with our media processor products.  The connected home market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity.  We target the connected home market with our wired home networking products and our wireless home control and energy management automation products.  The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, and wireless streaming PC to TV devices that perform playback of digital media.  We target this market with our media processor products. The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our video image processor and video encoder product line.  We also sell products into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We derive minor revenue from sales of our products into these other markets.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders. We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  During the year ending January 28, 2012, we recorded provisions for excess inventory of $9.0 million primarily due to a large end customer’s transition to a next generation product sold by one of our competitors.

Many of our target markets are characterized by intense price competition.  The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.  On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets. The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, volume order discounts, mix of product sales, amount of development revenue and provisions for inventory excess and obsolescence.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP.  The preparation of consolidated financial statements and related disclosures requires us to make judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in Note 1 to the consolidated financial statements for the year ended January 28, 2012, reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue recognition: We derive our revenue primarily from sales of our products, which we refer to as chipsets, which consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  During the year ended January 28, 2012, we recorded a $9.0 million provision for excess inventory. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products, calculation of the weighted average cost of capital and expected cash flows from completed projects; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

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

We assess the carrying value of long-lived assets, including purchased intangible assets, whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

During the third quarter of fiscal 2012, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  In performing this review, we used both the income and the market valuation methodologies.  In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium.  The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment.  Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment.  This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million.

During the third quarter of fiscal 2012, we performed a review of the recoverability of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million for fiscal 2012.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment of our intangible assets.

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carry-forwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Software includes intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  Depreciation and amortization for other software, equipment and leasehold improvements is computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

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

Valuation of marketable securities:  Our marketable securities primarily include certificates of deposit, corporate commercial paper, corporate bonds, money market funds and US agency discount notes.  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at acquisition date of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  Our marketable securities are classified as available-for-sale because the sale of such securities may be required prior to maturity.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity.  Any gains and losses on the sale of marketable securities are determined on a specific identification basis.

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

Accounts receivable:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing our allowance for bad debt, we review the customer's payment history and information regarding their credit worthiness.  In establishing our allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2012, 2011 and 2010 we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.1 million, $0.3 million, and $0.5 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Results of Operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net revenue	January 29, 2011	% of Net revenue	January 30, 2010	% of Net revenue
Net revenue	$182,617	100%	$286,915	100%	$206,083	100%
Cost of revenue	105,241	58%	146,271	51%	114,381	56%
Gross profit	77,376	42%	140,644	49%	91,702	44%
Operating expenses:
Research and development	86,517	47%	77,270	27%	52,644	25%
Sales and marketing	34,467	18%	31,712	11%	17,617	9%
General and administrative	20,829	11%	18,745	7%	18,240	9%
Impairment of goodwill	45,108	25%	—	—	—	—
Impairment of intangible assets	66,170	36%	—	—	—	—
Total operating expenses	253,091	137%	127,727	45%	88,501	43%
Income (loss) from operations	(175,715)	(95%)	12,917	4%	3,201	1%
Interest and other income, net	2,704	1%	2,183	1%	1,906	1%
Impairment of investment	—	—	(5,203)	(2%)	—	—
Income (loss) before income taxes	(173,011)	(94%)	9,897	3%	5,107	2%
Provision for (benefit from) income taxes	(4,966)	(3%)	750	0%	2,652	1%
Net income (loss)	$(168,045)	(91%)	$9,147	3%	$2,455	1%

Net revenue

Our net revenue for fiscal 2012 decreased $104.3 million, or 36%, compared to fiscal 2011.  The decrease was primarily due to a 21% decrease in units shipped and a 19% decline in average selling price per chipset, or ASP.  The decrease in units shipped was comprised primarily of a 44% decline for our media processor products and a 16% decline for our home networking products.  The decrease in ASPs was primarily due to the increase, as a percentage of net revenue, of sales of our home networking and home control and energy management automation products and newer generation media processor products compared to sales of our older generation media processor products because ASPs for our home connectivity home automation and control products and newer generation media processor products are lower than our older generation media processor products.  The decrease in units shipped was primarily due to competitive factors, the timing of new product introductions at telecommunications service providers and other consumer electronics companies and inventory levels at contract manufacturers who manufacture equipment incorporating our products. We expect our revenue to fluctuate in future periods based on each of these factors.

Our net revenue for fiscal 2011 increased $80.8 million, or 39%, compared to fiscal 2010.  This increase in revenue for fiscal 2011 was primarily due to a 100% increase in units shipped partially offset by a 30% decrease in ASPs.  The increase in units shipped for fiscal 2011 was primarily the result of shipments of our home networking products, the majority of which we added to our product line in the fourth quarter of fiscal 2010, and increased shipments of our prosumer and industrial audio/video products, or VXP, due to increased orders from our existing customers in the VXP market.  The decline in ASP for fiscal 2011 was primarily the result of shipments of our home networking products which have lower ASPs than our media processor and VXP products.

Net revenue by target market

We sell our products into four primary target markets, which are the IPTV media processor market, connected home market, connected media player market and prosumer and industrial audio/video market.  We also sell a small amount of our chipsets into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net revenue	January 29, 2011	% of Net revenue	January 30, 2010	% of Net revenue
Connected home	$79,357	43%	$94,785	33%	$18,512	9%
IPTV media processor	62,441	34%	137,281	48%	134,856	65%
Connected media player	27,988	15%	39,627	14%	44,636	22%
Prosumer and industrial audio/video	12,079	7%	15,035	5%	7,221	4%
Other	752	1%	187	*	858	*
Net revenue	$182,617	100%	$286,915	100%	$206,083	100%

* The percentage of net revenue is less than one percent.

Connected home market:  For fiscal 2012, net revenue from sales of our products into the connected home market decreased $15.4 million, or 16%, compared to fiscal 2011 as a result of decreases of 11% in ASP and 6% in units shipped.  The decrease in ASP was primarily the result of transitions to our newer generation lower ASP products and also certain customers achieving cumulative volume pricing discounts on purchases of our older generation products.  The decrease in units shipped was the result of a decrease in demand from contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunications providers due to their management of their inventory levels.

Our revenue from the connected home market as a percentage of our total net revenue for fiscal 2012 increased 10% compared to fiscal 2011.  The increase was primarily the result of the overall decrease in units shipped into the IPTV media processor market relative to shipments into the connected home market.

We expect our revenue from the connected home market to fluctuate in future periods based on the timing of our and our customer’s new product introductions and adoption of our products that are based on both new and existing technologies such as HPAV, G.hn and Z-Wave.  Additionally, our revenues will also fluctuate due to competitive factors and changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

For fiscal 2011, net revenue from sales of our products into the connected home market increased $76.3 million, or 412%, compared to fiscal 2010.  This increase was primarily the result of our acquisition of CopperGate in the fourth quarter of fiscal 2010.  For the same reason, our percentage of net revenue from sales into the connected home market increased by 24% as a percentage of our total net revenue for fiscal 2011.

IPTV media processor market:  For fiscal 2012, net revenue from sales of our products into the IPTV media processor market decreased $74.8 million, or 55%, compared to fiscal 2011.  This decrease was primarily attributable to a decline of 55% in units shipped as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.

Our revenue from the IPTV media processor market as a percentage of our total net revenue for fiscal 2012 decreased 14% compared to fiscal 2011, primarily as a result of the decrease in demand for our chipsets in the IPTV media processor market.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of our newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.  We do not expect an increase in our revenue from the IPTV media processor market until at least the second half of fiscal 2013.

For fiscal 2011, net revenue from sales of our chipsets, primarily our SMP8630 and SMP8650 chipset series, into the IPTV media processor market increased $2.4 million, or 2%, from fiscal 2010.  This increase was attributable to improved demand in our IPTV market that was partially offset by declining average selling prices due to certain customers achieving cumulative volume pricing discounts on purchases of our products.  Our revenue from the IPTV market as a percentage of our total net revenue for fiscal 2011 decreased 17% compared to fiscal 2010 as a result of the increase in net revenue from the connected home market.

Connected media player market:  For fiscal 2012, net revenue from sales of our products into the connected media player market decreased $11.6 million, or 29%, compared to fiscal 2011, as a result of decreases of 16% in units shipped and 16% in ASP.  The decrease in units shipped was primarily due to competitive factors.  The decrease in ASP was primarily due to certain customers achieving cumulative volume pricing discounts on purchases of our older generation products and also transitions to our newer generation lower ASP products.

Our revenue from the connected media player market as a percentage of our total net revenue for fiscal 2012 increased 1% compared to fiscal 2011 primarily as a result of the overall decrease in units shipped into the IPTV media processor market.  We expect our revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.

For fiscal 2011, net revenue from sales of our products to the connected media player market decreased $5.0 million, or 11%, compared to fiscal 2010.  This decrease was primarily attributable to a decrease in ASP for sales of our chipsets to customers who incorporate our chipsets into digital media adapters as these customers achieved cumulative volume pricing discounts on purchases of our products.  Our revenue from the connected media player market as a percentage of our total net revenue for fiscal 2011 decreased 8% compared to fiscal 2010, primarily as a result of the increase in revenue from our connected home market.

Prosumer and industrial audio/video market:  For fiscal 2012, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $3.0 million, or 20%, compared to fiscal 2011.  The decrease was attributable to both a decrease in ASP and a decrease in units shipped.  The decrease in units shipped was primarily due to lower demand from our customers who manufacture high-end audio/video prosumer electronics and video conferencing products.  The decrease in ASP was primarily due to a shift in product mix to our lower ASP next generation products.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for fiscal 2012 increased 2% compared to fiscal 2011.  We expect our revenue from the prosumer and industrial audio/video market to fluctuate based on our ability to obtain design wins in our customers' newer generation products, broad economic trends affecting business spending on video conferencing and high end audio/video products and also discretionary consumer spending.

For fiscal 2011, net revenue from sales of our products into the prosumer and industrial audio/video market increased $7.8 million, or 108%, compared to fiscal 2010.  The increase was attributable to an increase in units shipped primarily due to strengthening demand from our existing customers and our continued effort to expand into this market. Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for fiscal 2011 increased 1% compared to fiscal 2010.

Other markets:  Our other markets consist of HDTV, PC add-in boards, development contracts, services and other ancillary markets. The revenue derived from our other markets was not a significant portion of our total net revenue.

Net revenue by product group

Our primary product group consists of our chipsets.  Our chipsets are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, connected home, connected media player and prosumer and industrial audio/video consumer electronic markets.  Sales of our chipsets accounted for approximately 99%, 100% and 99% of our net revenue for fiscal 2012, 2011 and 2010, respectively.

We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net revenue	January 29, 2011	% of Net revenue	January 30, 2010	% of Net revenue
Asia	$166,583	91%	$266,065	93%	$184,135	89%
North America	8,982	5%	13,454	5%	6,045	3%
Europe	5,718	3%	7,101	2%	15,875	8%
Other regions	1,334	1%	295	*	28	*
Net revenue	$182,617	100%	$286,915	100%	$206,083	100%

*     The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $99.5 million, or 37%, for fiscal 2012 compared to fiscal 2011.  Our net revenue from Asia decreased 2% as a percentage of our total net revenue for fiscal 2012 compared to fiscal 2011.  The decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand for our chipset solutions for the IPTV media processor, connected home and connected media player markets.  As a percentage of total net revenue by country in the Asia region, China, including Hong Kong, represented 77% in fiscal 2012 and 81% in fiscal 2011.

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

North America:  Our net revenue in absolute dollars from North America decreased $4.5 million, or 33%, for fiscal 2012 compared to fiscal 2011.  This decrease was primarily due to lower demand in North America for our chipset solutions across all of our target markets.  For fiscal 2012 and 2011, our net revenue generated outside North America was 95% of our net revenue for both periods.  The overall trend has been for companies located in North America who incorporate our products into their finished products to move their production orders to large designers and manufacturers located in the Asia region.  We expect our revenue from North America in any given year to fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their finished products.

Our net revenue in absolute dollars from North America increased $7.4 million, or 123%, for fiscal 2011 compared to fiscal 2010.  Our net revenue from North America increased 2% as a percentage of our total net revenue for fiscal 2011 compared to fiscal 2010.  The increases in our net revenue from North America in both absolute dollars and as a percentage of our total net revenue were primarily attributable to increased demand in North America for our chipset solutions for our Z-Wave and VXP products.

Europe:  Our net revenue in absolute dollars from Europe decreased $1.4 million, or 19%, for fiscal 2012 compared to fiscal 2011.  This decrease was primarily due to changes in location of the contract manufacturers used by our customers. Our net revenue from Europe increased 1% as a percentage of our total net revenue for fiscal 2012 compared to fiscal 2011.

Our net revenue in absolute dollars from Europe decreased $8.8 million, or 55%, for fiscal 2011 compared to fiscal 2010. The majority of the decrease in our net revenue from Europe in absolute dollars was attributable to certain European customers moving their production to Asia and, to a lesser extent, a decline in demand for our products from a customer located in Europe. Our net revenue from Europe decreased 6% as a percentage of our total net revenue for fiscal 2011 compared to fiscal 2010. The decrease in our net revenue from Europe as a percentage of our total net revenue was primarily attributable to an increase in revenue from Asia which resulted primarily from the increase in shipments of our home connectivity products as a result of our CopperGate acquisition in the fourth quarter of fiscal 2010.

Major Customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
Customer	January 28, 2012	January 29, 2011	January 30, 2010

Gemtek	22%	23%	12%
Motorola	17%	24%	21%

Gross profit and Gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% change	January 29, 2011	% change	January 30, 2010
Gross profit	$77,376	(45)%	$140,644	53%	$91,702
Gross margin	42%		49%		44%

The $63.3 million decrease in gross profit and 7 percentage point decrease in gross margin for fiscal 2012 compared to fiscal 2011 were primarily due to a 19% decline in our ASP and 21% decrease in units shipped, which was partially offset by an 8% decline in average cost per chipset, or ACU.  The decrease in ASP was primarily due to the increase, as a percentage of total net revenue, of sales of our home networking and home control and energy management automation products and our new generation media processor products compared to sales of our older generation media processor products which had higher ASPs.  The decrease in units shipped was primarily due to competitive factors and the timing of new product introductions at telecommunications service providers and other consumer electronics companies.  The decrease in ACU was primarily due to the same reasons noted for our ASP decline and were partially offset by an increased percentage of fixed costs per unit due to the 21% decrease in units shipped. Fixed costs include such items as depreciation and amortization and compensation costs for operations.  The decrease in gross profit was also impacted by a $9.0 million provision recorded for excess inventory primarily in connection with our SMP8634 and SMP8656 series die bank during fiscal 2012 compared to $0.5 million recorded in fiscal 2011.  The provision for the SMP8634 was $5.8 million and was triggered mainly by notification to us by a certain large volume customer that it would not order any substantial quantity of this product in the future as it had completed its transition to a next generation product sold by one of our competitors.  The total provision for the SMP8656 was $2.2 million for fiscal 2012 out of which $1.8 million was triggered by target customers shifting focus of their designs to a different version of our product during the second quarter. We also recorded provisions for $0.8 million of other excess and obsolete products during fiscal 2012. During fiscal 2012 we sold, scrapped or otherwise disposed of approximately $0.8 million of inventory that had been previously written-down.

The $48.9 million increase in gross profit and 5 percentage point increase in gross margin for fiscal 2011 compared to fiscal 2010 were primarily due  to a 40% decline in our ACU during fiscal 2011 which was partially offset by a 30% decline in our ASP.  The decline in our ACU was primarily due to the increase in units shipped for our home connectivity products, which have a lower average cost than our media processor and VXP products, and a $4.8 million reduction in the mark-up on inventories purchased through our acquisitions of CopperGate and Zensys as the majority of the inventory was sold during fiscal 2010.  The improvement in our ACU was partially offset by an increase in our operations overhead costs of $6.1 million for fiscal 2011 compared to fiscal 2010 due to a $5.7 million increase in amortization of acquired intangibles primarily as a result of our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The decline in ASP was primarily due to the addition of our home connectivity product line which has a lower ASP than our media processor product line.  During fiscal 2011 and 2010 we sold, scrapped or otherwise disposed of approximately $0.9 million and $0.5 million, respectively, of inventory that had been previously written-down.

Operating expenses

The following table sets forth operating expenses and percent changes in operating expenses (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% change	January 29, 2011	% change	January 30, 2010
Research and development expense	$86,517	12%	$77,270	47%	$52,644
Sales and marketing expense	34,467	9%	31,712	80%	17,617
General and administrative expense	20,829	11%	18,745	3%	18,240
Impairment of goodwill	45,108	—%	—	—	—
Impairment of intangible assets	66,170	—%	—	—	—
Total operating expenses	$253,091	98%	$127,727	44%	$88,501

Research and development expense

Research and development expense consists of compensation and benefits including variable compensation expense such as profit sharing; development and design costs which include mask, prototyping, testing and subcontracting costs; depreciation and amortization which includes engineering design tools and equipment costs; stock-based compensation expense; and other expenses which include costs for facilities and travel.

The following tables set forth details of research and development expense for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$49,819	27%	$46,036	16%	$3,783	8%
Development and design costs	13,676	7%	11,478	4%	2,198	19%
Depreciation and amortization	9,962	5%	7,112	3%	2,850	40%
Stock-based compensation	6,277	4%	6,745	2%	(468)	(7%)
Other	6,783	4%	5,899	2%	884	15%
Total research and development expense	$86,517	47%	$77,270	27%	$9,247	12%

	Fiscal Years Ended
	January 29, 2011	% of Net Revenue	January 30, 2010	% of Net Revenue	Increase	% Change
Compensation and benefits	$46,036	16%	$31,600	15%	$14,436	46%
Development and design costs	11,478	4%	6,533	3%	4,945	76%
Depreciation and amortization	7,112	3%	5,429	3%	1,683	31%
Stock-based compensation	6,745	2%	5,334	3%	1,411	26%
Other	5,899	2%	3,748	2%	2,151	57%
Total research and development expense	$77,270	27%	$52,644	26%	$24,626	47%

For fiscal 2012 compared to fiscal 2011, compensation and benefits increased primarily due to an increase in headcount to support increased new product development activity as well as salary increases.  The increase in development and design costs and depreciation and amortization were also to support increased new product development activity. Other expenses increased primarily due to facilities related costs, hiring costs and travel related expenses in connection with increased headcount to support increased new product development activity.

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, including personnel added by our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The increase in development and design costs and depreciation and amortization expenses was to support increased new product development activity.  Other expenses increased primarily due to our addition of a facility in Israel as a result of our acquisition of CopperGate.

Sales and marketing expense

 Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following tables set forth details of sales and marketing expense for fiscal 2012, 2011, and 2010 (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$15,748	9%	$13,666	5%	$2,082	15%
Depreciation and amortization	6,771	4%	8,210	3%	(1,439)	(18%)
Trade shows, travel and entertainment	3,412	2%	3,005	1%	407	14%
Stock-based compensation	2,137	1%	2,094	1%	43	2%
External commissions	1,189	*	1,531	*	(342)	(22%)
Other	5,210	3%	3,206	1%	2,004	63%
Total sales and marketing expense	$34,467	19%	$31,712	11%	$2,755	9%

	Fiscal Years Ended
	January 29, 2011	% of Net Revenue	January 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$13,666	5%	$8,163	4%	$5,503	67%
Depreciation and amortization	8,210	3%	2,247	1%	5,963	265%
Trade shows, travel and entertainment	3,005	1%	1,808	1%	1,197	66%
Stock-based compensation	2,094	1%	1,861	1%	233	13%
External commissions	1,531	*	1,536	1%	(5)	-
Other	3,206	1%	2,002	1%	1,204	60%
Total sales and marketing expense	$31,712	11%	$17,617	9%	$14,095	80%

*           The percentage of net revenue is less than one percent.

For fiscal 2012 compared to fiscal 2011, compensation and benefits increased primarily due to an increase in headcount to support new product introduction and promotion as well as salary increases for existing employees.  Depreciation and amortization decreased primarily due to lower amortization of acquired intangible assets as a result of related acquired intangible assets impairment charges recorded in our third quarter of fiscal 2012.  Trade shows, travel and entertainment expenses increased primarily due to increased participation in trade shows to introduce and promote our new products.  External commissions decreased due to lower net revenue for our products sold through external sales representatives.    Other expenses increased primarily due to a $2.0 million estimated penalty recorded in the fourth quarter of fiscal 2012 in connection with a failure to comply with a third party technology licensor’s custodial and reporting requirements.  In the future we may incur such penalties if we continue to be found not to be in compliance with the terms of the applicable license contracts of this licensor or other licensors and we could be subject to revocation of the applicable license or other penalties.

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, including personnel added through our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The increase in depreciation and amortization was primarily due to amortization of acquired intangibles associated with the CopperGate acquisition.  Trade shows, travel and entertainment expenses increased as a result of our increased participation in trade shows primarily as a result of our added product lines.  External commissions fluctuated due to changes in net revenues for products sold through external sales representatives.  Other expenses increased primarily due to our additional facility in Israel as a result of our acquisition of CopperGate.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following tables set forth details of general and administrative expense for fiscal 2012, 2011, and 2010 (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$8,415	5%	$7,227	3%	$1,188	16%
Legal and accounting fees	3,657	2%	3,638	1%	19	1%
Stock-based compensation	3,133	2%	3,178	1%	(45)	(1%)
Outside service fees	560	*	643	*	(83)	(13%)
Facilities and IT infrastructure	2,481	1%	1,582	1%	899	57%
Other	2,583	1%	2,477	1%	106	4%
Total general and administrative expense	$20,829	11%	$18,745	7%	$2,084	11%

	Fiscal Years Ended
	January 29, 2011	% of Net Revenue	January 30, 2010	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$7,227	3%	$5,209	3%	$2,018	39%
Legal and accounting fees	3,638	1%	5,145	2%	(1,507)	(29%)
Stock-based compensation	3,178	1%	1,240	1%	1,938	156%
Outside service fees	643	*	3,598	2%	(2,955)	(82%)
Facilities and IT infrastructure	1,582	1%	1,088	*	494	45%
Other	2,477	1%	1,960	1%	517	26%
Total general and administrative expense	$18,745	7%	$18,240	9%	$505	3%

*           The percentage of net revenue is less than one percent

For fiscal 2012 compared to fiscal 2011, compensation and benefits increased due to an overall increase in headcount and salary increases.  Outside services decreased due to a reduction in spending for recruiting. Facilities and IT infrastructure costs increased due to increased investments to update and support our worldwide systems and to support the increased headcount.

For fiscal 2011 compared to fiscal 2010, compensation and benefits and stock-based compensation increased primarily due to an overall increase in headcount, primarily for personnel added through our acquisition of CopperGate in the fourth quarter of fiscal 2010.  The decreases in legal and accounting fees and outside services are primarily due to legal, accounting and consulting fees related to the acquisition of CopperGate during fiscal 2010.  Other expenses increased primarily due to our acquisition of CopperGate.

Goodwill and indefinite-lived intangible assets impairment

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  As a result, we recognized a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million during the third quarter of fiscal 2012.

Impairment and amortization of intangible assets

During the third quarter of fiscal 2012, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  As a result, we recognized an intangible asset impairment charge of $55.1 million.

We classify our expense from the amortization of acquired developed technology of $9.6 million, $10.3 million, and $4.6 million for fiscal 2012, 2011 and 2010, respectively, as cost of revenue.  We classify our amortization expense for acquired customer relationships and trademarks of $6.5 million, $8.0 million and $2.1 million for fiscal 2012, 2011 and 2010, respectively, as sales and marketing expense.  As of January 28, 2012, the unamortized balance from acquired intangible assets was $29.4 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of January 28, 2012 (in thousands, except for years):

	January 28, 2012

	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Trademarks	2,677	—	(1,805)	872	6.6
Non-compete agreements	1,400	—	(1,400)	—	—
	131,078	(55,100)	(46,626)	29,352	4.8
In-process research and development	11,070	(11,070)	—	—	—
	$142,148	$(66,170)	$(46,626)	$29,352

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010

Cost of revenue	$478	$560	$358
Research and development	6,277	6,745	5,334
Selling and marketing	2,137	2,094	1,861
General and administrative	3,133	3,178	1,240
Total stock-based compensation expense	$12,025	$12,577	$8,793

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations.  As of January 28, 2012, the unrecorded stock-based compensation balance related to stock options, restricted stock awards, and restricted stock units outstanding excluding estimated forfeitures was $19.7 million, $1.8 million and $3.4 million, respectively, which will be recognized over an estimated weighted average amortization period of 3.0 years, 3.4 years and 3.8 years, respectively.  The amortization period is based on the expected vesting term of the awards.  The decrease in stock-based compensation expense for fiscal 2012 compared to fiscal 2011 was primarily due to stock options that became fully vested during the year, partially offset by an increase in awards for newly hired and existing employees compared to the prior fiscal year.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	Fiscal Years Ended
	January 28, 2012	% change	January 29, 2011	% change	January 30, 2010
Interest and other income, net	$2,704	24%	$2,183	15%	$1,906

             Interest and other income primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The increase of $0.5 million, or 24%, in fiscal 2012 compared to fiscal 2011 was primarily due to foreign currency fluctuations.  The increase of $0.3 million, or 15%, in fiscal 2011 compared to fiscal 2010 was primarily due to foreign exchange gains.

Impairment of investment

During our second quarter of fiscal 2011, we recorded an impairment charge of $5.2 million against strategic investments we made in a privately held, venture capital funded technology company.  This impairment charge represents $2.0 million to fully write down the carrying value of our preferred stock investment and $3.2 million to fully reserve the convertible note and accrued interest receivable from this company due to our expected inability to collect it.  There was no impairment of investments in fiscal 2012 or fiscal 2010.

Provision for (benefit from) income taxes

We recorded a benefit from income taxes of $5.0 million in fiscal 2012 and provisions for income taxes of $0.8 million and $2.7 million in fiscal 2011 and 2010, respectively.  The fiscal 2012, 2011 and 2010 effective tax rates were approximately (3)%, 8% and 52%, respectively.  Our fiscal 2012 effective tax rate differs from the federal statutory rate of 35% primarily because our net loss for fiscal 2012 was either in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized or in jurisdictions where the losses were not deductible for tax purposes.  Our fiscal 2011 effective tax rate differs from the federal statutory rate of 35% primarily due to the foreign tax differential benefit resulting from the nature of our international operations of $3.5 million and the federal research and development tax credits of $1.2 million that became available during the last quarter of the fiscal year.  Our fiscal 2010 effective tax rate differs from the federal statutory rate of 35% primarily due to our international operations, which resulted in a foreign tax differential benefit of $3.0 million and the offsetting effect of $3.8 million from writing off the California deferred tax assets due to our assessment that it is not more likely than not to be realized in the future.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years ending March 1, 2012 contingent on meeting specified requirements.   Our Singapore subsidiary can qualify for an additional six years of development and expansion incentives if additional requirements are met.  Absent such tax incentives, the corporate income tax rate in Singapore would have been 17% for fiscal 2012.  The impact of this tax holiday was to increase net income by approximately $2.0 million or $0.06 per diluted share in fiscal 2012, $6.7 million or $0.21 per diluted share in fiscal 2011, $7.0 million or $0.25 per diluted share in fiscal 2010.  To date we have not complied with all of the operating conditions required by the tax incentives, and we could lose the related tax benefits prospectively and could be required to refund potentially material tax benefits previously realized by us with respect to that incentive, subject to negotiation with the Singapore authorities.  As a result of the tax incentives, if we are able to renegotiate and comply with modified operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.

Liquidity and Capital Resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012	January 29, 2011

Cash and cash equivalents	$44,283	$72,732
Short-term marketable securities	42,134	47,482
	$86,417	$120,214

As of January 28, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $86.4 million, which represents a decrease of $33.8 million from $120.2 million at January 29, 2011.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $14.2 million in purchases of software, equipment and leasehold improvements, $5.0 million of cash paid in connection with an acquisition, $4.7 million for net purchases of long-term marketable securities, $2.5 million for the purchase of a long-term note receivable, $2.1 million in purchases of long-term investments and $12.1 million cash used in operating activities.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $5.4 million in net proceeds from the sale of our common stock through our employee stock purchase plan and stock option plans and $1.9 million excess tax benefit on stock-based compensation.

As of January 28, 2012, we held $62.0 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows for fiscal 2012, 2011 and 2010 (in thousands):

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net cash provided by (used in):
Operating activities	$(12,146)	$41,872	$51,931
Investing activities	(23,441)	(58,429)	(64,557)
Financing activities	7,315	7,563	3,420
Effect of foreign exchange rate changes on cash and cash equivalents	(177)	(221)	308
Net decrease in cash and cash equivalents	$(28,449)	$(9,215)	$(8,898)

Cash flows from operating activities

Net cash used in operating activities of $12.1 million for fiscal 2012 was primarily due to a net loss of $168.0 million and decreases of $8.0 million in accounts payable and $4.1 million in accrued liabilities.  These amounts were partially offset by non-cash adjustments to the net loss of $150.6 million and decreases of $10.1 million in accounts receivable and $7.0 million in inventory.  Non-cash adjustments to net loss consisted primarily of $111.3 million in impairment of goodwill and intangible assets, $29.0 million in depreciation and amortization expense, $12.0 million in stock-based compensation expense, a benefit of $10.2 million from deferred income taxes and $9.0 million in provision for excess and obsolete inventory.

Accounts receivable and inventories decreased as a result of lower revenue which resulted in lower billings to customers and lower inventory purchases from suppliers.  Inventories also decreased due to the $9.0 million provision for excess inventory primarily as a result of product transitions by customers.  Our annual average day’s sales outstanding increased to 57 days at January 28, 2012 compared to 45 days at January 29, 2011, primarily due to timing of shipments and customer mix.  Accounts payable decreased primarily due to the timing of payment for inventory purchases.  Accrued liabilities decreased primarily due to a decrease of $2.7 million in accrued rebates as a result of payments made and lower revenue which led to less new rebate accruals, and a decrease of $1.7 million as a result of payouts of the CopperGate acquisition contingent bonus pool.  These decreases in accrued liabilities were partially offset by an increase of $2.2 million in accrued license fees as a result of purchases of software licenses and design tools and a $2.0 million increase in accrued taxes payable primarily for Sigma Designs Israel, S.D.I. Limited for which estimated tax payments were not yet made.

Net cash provided by operating activities of $41.9 million for fiscal 2011 was primarily due to net income of $9.1 million, non-cash expenses of $41.7 million, which includes an investment impairment charge of $5.2 million, a $4.7 million increase in accounts payable, a $4.5 million decrease in accounts receivable, and a $2.5 million increase in accrued liabilities and other long-term liabilities.  These amounts were partially offset by a $20.0 million increase in inventories and a $0.6 million increase in prepaid expenses and other current assets and other non-current assets.  Non-cash adjustments to net income included consisted primarily of $27.7 million for depreciation and amortization, $12.6 million for stock-based compensation expense, $5.2 million for an investment impairment charge and a benefit of $4.8 million for deferred income taxes.

The increase in inventories was the result of an increase in our die bank and finished goods as a result of an easing in supply of wafers and an increase in our die bank for our newer generation products to meet forecasted demand.  Despite the increase in inventories, our  annualized rate of inventory turns increased to 5.2 times per year for fiscal 2011 compared to 4.2 times per year for fiscal 2010 as a result of the overall increase in shipments in fiscal 2011.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The decrease in accounts receivable was primarily the result of decreased product shipments and timing of billings in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  Our annual average day’s sales outstanding increased to 45 days at January 29, 2011 compared to 44 days at January 30, 2010, primarily due to timing of shipments and customer mix.

Net cash provided by operating activities of $51.9 million for fiscal 2010 was primarily due to net income of $2.5 million, non-cash expenses of $21.9 million, a $27.1 million decrease in inventories, a $1.2 million decrease in prepaid expenses, current assets and other non-current assets and a $3.0 million increase in accounts payable.  These amounts were partially offset by a $3.2 million increase in accounts receivable and a $0.6 million decrease in accrued and other long-term liabilities.  Non-cash expenses included in net income in fiscal 2010 consisted primarily of $13.2 million in depreciation and amortization and $8.8 million in stock-based compensation expense.  The decrease in inventories was the result of successful efforts to reduce the level of our die bank and a significant increase in demand in the fourth fiscal quarter of 2010 which resulted in an increase in our annualized rate of inventory turns to 4.2 for fiscal 2010 compared to 3.5 for fiscal 2009.  The increase in accounts payable was primarily due to the timing of payment for inventories.  The increase in accounts receivable was primarily the result of increased billings due to increased product shipments during the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.  Our annual average day’s sales outstanding improved to 44 days at January 30, 2010 compared to 57 days at January 31, 2009, primarily due to timing of shipments and customer mix.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities of $23.4 million for fiscal 2012 was primarily due to purchases of software, equipment and leasehold improvements of $14.2 million, cash paid in connection with an acquisition of $5.0 million, purchases of notes receivable for $2.5 million and purchases of long-term investments for $2.1 million.

Net cash used in investing activities of $58.4 million for fiscal 2011 was primarily due to net purchases of marketable securities of $40.2 million, purchases of software, equipment and leasehold improvements of $14.7 million, purchases of long-term investments of $2.3 million and a purchase of notes receivable of $1.2 million.

Net cash used in investing activities of $64.6 million for fiscal 2010 was primarily due to net cash paid of $89.1 million in connection with the acquisition of CopperGate, purchases of software, equipment and leasehold improvements of $7.5 million, an investment of $3.0 million in a convertible note receivable of a privately-held technology company, $1.5 million of private equity investments and $0.5 million of cash restricted for our foreign exchange hedging transactions.  These usages of cash in investing activities were partially offset by net sales and maturities of long-term marketable securities of $37.0 million.

Cash flows from financing activities

Net cash provided by financing activities of $7.3 million in fiscal 2012 was due to $5.4 million of proceeds from exercises of employee stock options and employee stock purchases and $1.9 million of excess tax benefit from stock-based compensation.

Net cash provided by financing activities of $7.6 million in fiscal 2011 was due to $5.2 million of proceeds from exercises of employee stock options and employee stock purchases and $2.3 million of excess tax benefit from stock-based compensation.

Net cash provided by financing activities of $3.4 million in fiscal 2010 was due to $2.8 million of proceeds from exercises of employee stock options and employee stock purchases and $0.6 million of excess tax benefit from stock-based compensation.

While we generated cash from operations for fiscal 2011 and  2010, we consumed cash in operations during fiscal 2012 and it is likely that our operations will consume additional cash in future periods. Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments, which will cause our marketable securities balances to decrease.

As of January 28, 2012, $25.7 million of the $150.2 million of our cash, cash equivalents, restricted cash and marketable securities was held by our foreign subsidiaries.  Approximately $21.4 million of these funds are directly or indirectly owed to the U.S. based parent organization by our foreign subsidiaries to settle intercompany loans. If the remaining amount of $4.3 million of these funds is needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of January 28, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Fiscal 2018 and thereafter	Total
Operating leases	$3,054	$2,357	$1,493	$618	$7,522
Non-cancelable purchase orders	11,514	—	—	—	11,514
	$14,568	$2,357	$1,493	$618	$19,036

Off-balance sheet arrangements

In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities.  For the year ended January 28, 2012, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities.  As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities.  Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary.  In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

As of January 28, 2012, we had no off-balance sheet arrangements.

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

Interest rate sensitivity:  As of January 28, 2012 and January 29, 2011, we held approximately $148.4 million and $177.5 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue in U.S. dollars.  The U.S. dollar is our reporting currency.  The U.S. dollar is our functional currency except for our subsidiaries in Canada, China, Denmark, France, Japan, Taiwan and Vietnam where the Canadian dollar, Chinese yuan, Danish krone, Euro, Japanese yen, Taiwanese dollar and Vietnamese dong are the functional currencies, respectively.  Additionally, a significant portion of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of January 28, 2012, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts. As of January 28, 2012, we had foreign exchange contracts with notional values of approximately $10.2 million that mature on or before December 27, 2012.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at January 28, 2012, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.8 million.

We maintain certain cash balances denominated in the Canadian dollar, Chinese yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at January 28, 2012, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.6 million.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sigma Designs, Inc.
Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries ("the Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 28, 2012.  We also have audited the Company's internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended January 28, 2012, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ARMANINO McKENNA LLP
San Jose, California
March 29, 2012

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$44,283	$72,732
Short-term marketable securities	42,134	47,482
Restricted cash	1,769	1,616
Accounts receivable, net of allowances of $537 in 2012 and $602 in 2011	21,180	31,348
Inventories	22,037	37,714
Deferred tax assets	4,832	4,670
Prepaid expenses and other current assets	7,234	7,493
Total current assets	143,469	203,055

Long-term marketable securities	62,022	57,308
Software, equipment and leasehold improvements, net	35,913	28,392
Goodwill	—	44,910
Intangible assets, net	29,352	107,628
Deferred tax assets, net of current portion	16,595	13,051
Notes receivable, net of current portion	3,000	—
Long-term investments	6,443	4,300
Other non-current assets	430	595
Total assets	$297,224	$459,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,438	$15,650
Accrued liabilities	24,081	24,209
Total current liabilities	32,519	39,859

Other long-term liabilities	15,168	13,780
Long-term deferred tax liabilities	1,062	7,559
Total liabilities	48,749	61,198

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock; no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 37,070,578 issued and 32,878,266 outstanding at January 28, 2012 and 35,933,278 issued and 31,740,966 outstanding at January 29, 2011	460,246	441,249

Treasury stock, at cost, 4,192,312 shares at January 28, 2012, and January 29, 2011	(85,941)	(85,941)
Accumulated other comprehensive income	603	1,121
Retained earnings (accumulated deficit)	(126,433)	41,612
Total shareholders' equity	248,475	398,041

Total liabilities and shareholders' equity	$297,224	$459,239

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net revenue	$182,617	$286,915	$206,083
Cost of revenue	105,241	146,271	114,381
Gross profit	77,376	140,644	91,702

Operating expenses:
Research and development	86,517	77,270	52,644
Sales and marketing	34,467	31,712	17,617
General and administrative	20,829	18,745	18,240
Impairment of goodwill	45,108	—	—
Impairment of intangible assets	66,170	—	—
Total operating expenses	253,091	127,727	88,501
Income (loss) from operations	(175,715)	12,917	3,201

Interest and other income, net	2,704	2,183	1,906
Impairment of investment	—	(5,203)	—
Income (loss) before income taxes	(173,011)	9,897	5,107
Provision for (benefit from) income taxes	(4,966)	750	2,652
Net income (loss)	$(168,045)	$9,147	$2,455

Net income (loss) per share:
Basic	$(5.25)	$0.29	$0.09
Diluted	$(5.25)	$0.29	$0.09

Shares used in computing net income (loss) per share:
Basic	32,036	31,245	27,597
Diluted	32,036	31,732	28,235

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Total Comprehensive Income (Loss)
Balance, January 31, 2009	30,756,848	$360,908	(4,192,312)	$(85,941)	$113	$160	$30,010	$305,250
Net income	—	—	—	—	—	—	2,455	2,455	$2,455
Unrealized gain on marketable securities	—	—	—	—	93	—	—	93	93
Currency translation adjustment	—	—	—	—	—	823	—	823	823
Total comprehensive income									$3,371
Issuance of common stock for CopperGate acquisition	3,931,352	48,513	—	—	—	—	—	48,513
Stock-based compensation expense	—	8,758	—	—	—	—	—	8,758
Non-employee stock-based compensation	—	35	—	—	—	—	—	35
Tax benefit from stock options	—	88	—	—	—	—	—	88
Net proceeds from common stock issued under share plans	359,034	2,807	—	—	—	—	—	2,807
Balance, January 30, 2010	35,047,234	421,109	(4,192,312)	(85,941)	206	983	32,465	368,822
Net income	—	—	—	—	—	—	9,147	9,147	$9,147
Unrealized gain on marketable securities	—	—	—	—	146	—	—	146	146
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)	(214)
Total comprehensive income									$9,079
Stock-based compensation expense	—	12,559	—	—	—	—	—	12,559
Non-employee stock-based compensation	—	18	—	—	—	—	—	18
Grants of restricted stock awards	85,137	—	—	—	—	—	—	—
Tax benefit from stock options	—	2,320	—	—	—	—	—	2,320
Net proceeds from common stock issued under share plans	800,907	5,243	—	—	—	—	—	5,243
Balance, January 29, 2011	35,933,278	441,249	(4,192,312)	(85,941)	352	769	41,612	398,041
Net loss	—	—	—	—	—	—	(168,045)	(168,045)	$(168,045)
Unrealized loss on marketable securities	—	—	—	—	(191)	—	—	(191)	(191)
Currency translation adjustment	—	—	—	—	—	(327)	—	(327)	(327)
Total comprehensive loss									$(168,563)
Stock-based compensation expense	—	12,023	—	—	—	—	—	12,023
Non-employee stock-based compensation	—	2	—	—	—	—	—	2
Grants of restricted stock awards	163,070	—	—	—	—	—	—	—
Tax benefit from stock options	—	1,595	—	—	—	—	—	1,595
Net proceeds from common stock issued under share plans	974,230	5,377	—	—	—	—	—	5,377
Balance, January 28, 2012	37,070,578	$460,246	(4,192,312)	$(85,941)	$161	$442	$(126,433)	$248,475

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income (loss)	$(168,045)	$9,147	$2,455
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,952	27,680	13,169
Stock-based compensation	12,025	12,577	8,793
Provision for excess and obsolete inventory	8,955	488	259
Provision for sales returns, discounts and doubtful accounts	54	260	485
Deferred income taxes	(10,221)	(4,806)	(64)
Loss on disposal of software, equipment and leasehold improvements	173	449	212
Impairment of investment	—	5,203	—
Tax benefit from employee stock option plan	1,595	2,320	88
Excess tax benefit from stock-based compensation	(1,938)	(2,320)	(613)
Accretion of contributed leasehold improvements	(260)	(176)	(171)
Impairment (adjustment) of goodwill and intangible assets	111,278	—	(217)
Changes in operating assets and liabilities:
Accounts receivable	10,114	4,517	(3,183)
Inventories	6,964	(20,015)	27,129
Prepaid expenses and other current assets	(443)	(697)	1,549
Other non-current assets	156	84	(373)
Accounts payable	(7,968)	4,705	2,978
Accrued liabilities	(4,114)	1,028	(1,596)
Other long-term liabilities	577	1,428	1,031
Net cash provided by (used in) by operating activities	(12,146)	41,872	51,931

Cash flows from investing activities:
Restricted cash	(153)	(116)	(500)
Purchases of marketable securities	(88,072)	(130,530)	(55,305)
Sales and maturities of marketable securities	88,515	90,320	92,351
Purchases of software, equipment and leasehold improvements	(14,239)	(14,653)	(7,469)
Net cash paid in connection with acquisitions	(5,000)	—	(89,110)
Purchases of long-term investments	(2,142)	(2,300)	(1,524)
Repayment of note receivable	150	—	—
Purchase of notes receivable	(2,500)	(1,150)	—
Purchase of convertible note receivable	—	—	(3,000)
Net cash used in investing activities	(23,441)	(58,429)	(64,557)

Cash flows from financing activities:
Net proceeds from exercise of employee stock options and stock purchase rights	5,377	5,243	2,807
Excess tax benefit on stock-based compensation	1,938	2,320	613
Net cash provided by financing activities	7,315	7,563	3,420

Effect of foreign exchange rate changes on cash and cash equivalents	(177)	(221)	308
Decrease in cash and cash equivalents	(28,449)	(9,215)	(8,898)
Cash and cash equivalents at beginning of period	72,732	81,947	90,845
Cash and cash equivalents at end of period	$44,283	$72,732	$81,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$148	$77
Cash paid for income taxes	$1,330	$1,623	$619
Issuance of common stock in connection with acquisition	$—	$—	$48,513

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) is a leader in connected media platforms.  We specialize in chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems.  We sell our products to manufacturers, designers and to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

Accounting period:  We follow a 52 or 53 week fiscal reporting calendar ending on the Saturday closest to January 31 each year.  Our most recent fiscal year, fiscal 2012, ended on January 28, 2012 and included 52 weeks.  The fiscal years 2011 and 2010 ended January 29, 2011 and January 3, 2010, respectively, and included 52 weeks.  Our next fiscal year, ending on February 2, 2013, will include 53 weeks.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

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

Cash and cash equivalents:  We consider all highly liquid debt instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value.  Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition.  We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity.  Any gains and losses on the sale of marketable securities are determined on a specific identification basis.  We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Accounts receivable:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2012, 2011 and 2010, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.1 million, $0.3 million and $0.5 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventories:  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the current period and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventories in excess of estimated future demand.  In addition, we write off inventories that are obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged approximately $9.0 million, $0.5 million, and $0.3 million to cost of revenue for fiscal 2012, 2011 and 2010, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Software includes intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  Depreciation and amortization for other software, equipment and leasehold improvements is computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

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

Goodwill and long-lived assets:  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

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

We assess the carrying value of long-lived assets, including purchased intangible assets, whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

During the third quarter of fiscal 2012, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  In performing this review, we used both the income and the market valuation methodologies.  In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium.  The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment.  Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment.  This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million.

During the third quarter of fiscal 2012, we performed a review of the recoverability of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million for fiscal 2012.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment of our intangible assets.

Revenue recognition: We derive our revenue primarily from the sale of our products, which we refer to as chipsets, which consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Where the local currency is the functional currency, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Transaction gains and losses, which are included in interest and other income, net, in the accompanying consolidated statements of operations were net losses of approximately $0.6 million, $0.2 million and $0.6 million for fiscal 2012, 2011 and 2010, respectively.

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

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carry-forwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The total amount of unrecognized tax benefits as of January 28, 2012 was $22.4 million.

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

Comprehensive income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations.  Specifically, foreign currency translation adjustments, unrealized gains or losses on marketable securities and unrealized gains and losses arising from the effective portion of foreign exchange contracts that are designated as cash flow hedging instruments are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Recent accounting pronouncements: In December 2011, the FASB issued ASU 2011-11, which provides authoritative guidance related to disclosures about offsetting assets and liabilities. The guidance requires disclosures of information related to offsetting assets and liabilities and related arrangements to enable users of financial statements to understand the effect of those arrangements on our financial position. The new guidance is to be applied retrospectively for interim and annual reporting periods beginning on or after January 1, 2013.  Accordingly, we will adopt this guidance in our fiscal 2014 consolidated financial statements and we do not expect that adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, which provides authoritative guidance for deferral of the effective date for amendments of presentation of reclassification items out of accumulated other comprehensive income, or AOCI.  ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of AOCI in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in the interim periods.  This guidance is to be applied for annual periods beginning after December 31, 2011.  Accordingly, we will adopt this guidance in our fiscal 2013 consolidated financial statements and we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance related to testing of goodwill for impairment.  The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test.  This new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We will adopt this authoritative guidance beginning in our first quarter of fiscal 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-ownership changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be applied retrospectively and early adoption is permitted.  We will adopt this authoritative guidance beginning in the first quarter of fiscal 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The new guidance is to be adopted prospectively and early adoption is not permitted.  We will adopt this authoritative guidance beginning in our first quarter of fiscal 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.            Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	January 28, 2012			January 29, 2011
	Book Value	Net Unrealized Gain (Loss)	Fair Value	Book Value	Net Unrealized Gain	Fair Value
Corporate bonds	$91,829	$192	$92,021	$89,677	$266	$89,943
Money market funds	20,876	—	20,876	21,946	—	21,946
Corporate commercial paper	1,946	—	1,946	8,995	2	8,997
US agency discount notes	8,506	(4)	8,502	6,999	—	6,999
Certificate of deposit	—	—	—	3,900	—	3,900
Municipal bonds and notes	1,668	19	1,687	—	—	—
Total cash equivalents and marketable securities	$124,825	$207	$125,032	$131,517	$268	$131,785

Cash on hand held in the United States			1,030			14,980
Cash on hand held overseas			22,377			30,757
Total cash on hand			23,407			45,737
Total cash, cash equivalents and marketable securities			$148,439			$177,522

Reported as:
Cash and cash equivalents			$44,283			$72,732
Short-term marketable securities			42,134			47,482
Long-term marketable securities			62,022			57,308
			$148,439			$177,522

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	January 28, 2012		January 29, 2011
	Book Value	Fair Value	Book Value	Fair Value
Due in 1 year or less	$62,970	$63,010	$74,398	$74,477
Due in greater than 1 year	61,855	62,022	57,119	57,308
Total	$124,825	$125,032	$131,517	$131,785

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

Fair value hierarchy

The accounting standards discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

●	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

In connection with our acquisition of CopperGate Communications, Ltd (“CopperGate”) in November 2009, we agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees if certain milestones were achieved over a specified period.  We estimated the fair value of this contingent consideration based on the probability that certain milestones would be met and the payments would be made as outlined in the acquisition agreement. In developing these estimates, we utilized discounted cash flow models and considered the revenue projections and historical results of CopperGate. As of January 28, 2012, the contingent consideration had been paid in full.

  The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$92,021	$92,021	$—	$—
Money market funds	20,876	20,876	—	—
US agency discount notes	8,502	8,502	—	—
Corporate commercial paper	1,946	1,946
Municipal bonds and notes	1,687	1,687	—	—
Total cash equivalents and marketable securities	125,032	125,032	—	—
Restricted cash	1,769	1,769	—	—
Derivative instruments	(121)	—	(121)	—
Total assets/liabilities measured at fair value	$126,680	$126,801	$(121)	$—

	January 29, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$89,943	$89,943	$—	$—
Money market funds	21,946	21,946	—	—
Corporate commercial paper	8,997	8,997	—	—
US agency discount notes	6,999	6,999	—	—
Certificate of deposit	3,900	3,900	—	—
Total cash equivalents and marketable securities	131,785	131,785	—	—
Restricted cash	1,616	1,616	—	—
Derivative instruments	85	—	85	—
Total assets measured at fair value	$133,486	$133,401	$85	$—

Accrued contingent payment for CopperGate acquisition	$1,689	—	—	$1,689

The following table presents a reconciliation of the change in the fair value measurement of the contingent liability for the fiscal year ended January 28, 2012 (in thousands):

Contingent Liability
Beginning balance at January 29, 2011	$1,689
Payment made	(1,689)
Ending balance at January 28, 2012	$—

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments, convertible promissory notes and notes receivable in privately held venture capital funded technology companies are recorded at cost and only adjusted to fair value if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During the second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write-down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  Subsequently this issuer was liquidated in bankruptcy and we received no amounts.

As of January 28, 2012, we held equity investments in six and promissory notes receivable in two privately held venture capital funded technology companies with face values equal to cost of $6.4 million and $3.5 million, respectively. Each of these investments constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

4.            Derivative financial instruments

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period.  Changes in fair value of the derivatives are recorded as operating expenses or other income (expense) or as accumulated other comprehensive income, or OCI.

We currently use and expect to continue to use foreign currency derivatives such as forward and option contracts as hedges against certain anticipated transactions denominated in Israeli shekels, or NIS.  For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Beginning in the first quarter of fiscal 2012, we elected to discontinue assessing new derivative contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting.  As a result of this change, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings rather than deferring any such amounts in OCI.  For hedge transactions entered into prior to January 30, 2011, which continued to be effective, the gains and losses incurred prior to January 30, 2011 continued to be recorded in OCI and were reclassified into earnings when those hedge transactions matured.

All existing foreign exchange contracts were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  In fiscal year 2012 and 2011, we recognized gains of approximately $0.2 million and $0.3 million, respectively, as a result of foreign exchange contracts.  As of January 29, 2011, we had foreign exchange contracts to sell up to approximately $8.5 million for a total amount of approximately NIS 31.6 million, that matured on or before December 30, 2011.  As of January 28, 2012, we had foreign exchange contracts to sell up to approximately $10.2 million for a total amount of approximately NIS 37.0 million, that mature on or before December 27, 2012.

The following table presents the fair value of our outstanding derivative instruments as of January 28, 2012 and January 29, 2011 (in thousands):

Derivative Assets	Balance Sheet Location	January 28, 2012	January 29, 2011
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	$—	$85
Foreign exchange contracts not designated as cash flow hedges	Current liabilities	(121)	—
Total fair value of derivative instruments		$(121)	$85

The effects of derivative instruments on income and accumulated other comprehensive income for fiscal 2012 and 2011 are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains (Losses) recognized in earnings on derivatives (Including Ineffective Portion)
Derivative Instruments	Amount	Amount	Location	Amount	Location
Fiscal 2012 foreign exchange contracts	$—	$85	Operating expenses and cost of revenue	$153	Interest and other income, net
Fiscal 2011 foreign exchange contracts	$85	$261	Operating expenses and cost of revenue	$3	Interest and other income, net

There was no impact from ineffective portions on designated cash flow derivative contracts for fiscal 2012 and 2011.

The amount of gain associated with non-designated derivative contracts recognized in interest and other income, net for fiscal 2012 and 2011 is as follows (in thousands):

	January 28, 2012		January 29, 2011

Gain on foreign exchange contracts including forward point income	$153	$	$—

5.            Restricted cash

As of January 28, 2012 and January 29, 2011, we had $1.8 million and $1.6 million, respectively, of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.            Investments in and Notes receivable from privately held companies

Investments in privately held companies

During fiscal 2009, we purchased shares of preferred stock in two privately held venture capital funded technology companies (“Issuer A” and “Issuer B”) at a total investment cost of $3.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million, which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million. In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer C”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer D”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2011, we also purchased a convertible note from another privately held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.  In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately held technology company (“Issuer F”) at a total investment cost of $2.0 million. In the third quarter of fiscal 2012, we made an equity investment of $0.2 million in a privately held joint venture (“Issuer G”).

As of January 28, 2012, we have investments in the amount of zero, net of impairment reserve, in Issuer A, $2.0 million in Issuer B, $1.0 million in Issuer C, $1.0 million in Issuer D, $0.3 million in Issuer E, $2.0 million in Issuer F and $0.2 million in Issuer G for a total investment of $6.4 million in these seven companies.  Three of our four directors held equity interests in Issuer A in which we had invested an aggregate of $5.0 million and one of these directors was also a director of Issuer A.  In the aggregate, these equity and debt interests did not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who had no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of a negotiation process.

During the second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  Subsequently, this issuer was liquidated in bankruptcy and we received no amounts.  Accordingly, as of January 28, 2012 and January 29, 2011, the convertible note in Issuer A was valued at zero.

As of January 28, 2012 and January 29, 2011, our equity investments in privately held companies were valued at $6.4 million and $4.3 million, respectively, representing their cost, net of reserve for impairment.

Notes receivable from privately held companies

In June 2010, we loaned $0.2 million and received a promissory note from Issuer B.  This note bore interest at a rate of 3% per annum and was fully repaid in December 2011.  In November 2010, we loaned an additional $1.0 million to Issuer B and received a secured promissory note.  This promissory note is secured by the assets of Issuer B, bearing interest at a rate of 5% per annum, and is scheduled to be fully repaid by June 2013.  In January 2012, we loaned $2.5 million to a privately-held venture capital funded technology company (“Issuer H”), pursuant to a strategic agreement dated January 25, 2012.  This loan was made in exchange for a secured promissory note, bearing interest at a rate of 3% per annum.  The note plus the accrued interest is due 36 months from the agreement date.  The note is secured by the assets of Issuer H.  Additionally, pursuant to this agreement we have the right, subject to certain conditions, for one year from the agreement date, to acquire all the outstanding securities of Issuer H for $11.2 million.  As of January 28, 2012, these conditions had not been met and we had not determined whether we intend to exercise this right.  This right will expire in January 2013.  We have a variable interest in Issuer H and it is a variable interest entity, however, we have concluded that we are not the primary beneficiary of Issuer H because we do not have the power to direct the activities that most significantly impact Issuer H’s financial performance.  As of January 28, 2012, our maximum exposure to loss as a result of our involvement with Issuer H was limited to our $2.5 million note receivable.

As of January 28, 2012 and January 29, 2011, our notes receivable from privately held companies were valued at $3.5 million and $1.2 million, respectively, representing their cost.

7.            Inventories

Inventories consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Wafers and other purchased materials	$11,006	$24,433
Work-in-process	191	1,136
Finished goods	10,840	12,145
Total	$22,037	$37,714

8.            Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Software	$47,471	$33,160
Equipment	14,486	10,824
Office equipment and furniture	8,144	7,306
Leasehold improvements	3,520	3,159
Total	$73,621	$54,449
Accumulated depreciation and amortization	(37,708)	(26,057)
Total	$35,913	$28,392

Software includes intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  As of January 28, 2012 and January 29, 2011, we had $13.8 million and $9.1 million, respectively, of such software which we have not yet begun to amortize.  Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2012, 2011 and 2010 was $12.8 million, $9.3 million and $6.4 million, respectively.

9.            Acquisitions

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

On November 10, 2009, we acquired all of the issued and outstanding share capital, including vested stock options, of CopperGate Communications Ltd., or CopperGate, pursuant to an Acquisition Agreement dated October 12, 2009, as amended by the First Amendment to Acquisition Agreement dated November 10, 2009 (the “Agreement”).  CopperGate is headquartered in Tel Aviv, Israel and is a provider of silicon-based modem solutions enabling distribution of media-rich digital content over all three types of wires in the home: coaxial cable, phone and power.  CopperGate solutions are deployed by service providers enabling the delivery of HDTV, VoIP and fast internet services.  Significant reasons for our acquisition of CopperGate were to obtain synergy by expanding the breadth of our technology and to extend our position as a leading provider of complete home entertainment chipset solutions for all forms of media processing and communications that would enable a more comprehensive set of solutions to capitalize on a broader range of market opportunities.  These significant factors were the basis for the recognition of goodwill.  The goodwill is not expected to be deductible for tax purposes.  Under the terms of the Agreement, we paid approximately $116.0 million in cash of which approximately $11.6 million was held in escrow for a period of 18 months and issued an aggregate of 3,931,352 shares of our common stock, of which 393,138 shares were held in escrow for a period of 18 months from the closing date.  The escrow amounts were paid during the second fiscal quarter of 2012.  At the closing, we also assumed all unvested CopperGate options and, as a result, issued unvested options to purchase an aggregate of 574,881 shares of our common stock, which options will vest over time.  Under the terms of the Agreement, we also agreed to pay up to an aggregate of $5.0 million in cash to specified CopperGate employees provided that certain milestones were achieved over a specified period of time.  All milestones were achieved and all amounts were paid as of January 28, 2012.

 In connection with the CopperGate acquisition, we obtained a valuation of the net assets acquired in order to allocate the purchase price to the acquired assets.  The total purchase price was allocated to CopperGate net tangible and identifiable intangible assets based upon fair values as of November 10, 2009.  The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.  The valuation of identifiable intangible assets was based on both the income and cost approach methods and included the following significant estimates and assumptions: income forecasts, weighted average cost of capital and discounted cash flows.  The purchase price in the transaction was allocated as follows (in thousands, except years):

	Amount
Cash consideration	$115,956
Common stock issued	48,513
Fair value of contingent consideration	4,900
Total consideration	$169,369

Net tangible assets	$19,804

		Estimated Useful Life
Identifiable intangible assets:
Developed technology	53,600	7 years
Customer relationships	49,300	7 years
Trademarks	1,200	2 years
In-process research and development	10,700	—
Goodwill	34,765	—
Total consideration	$169,369

A $4.9 million liability was recorded for the net present value as of the acquisition date of the estimated fair value of the acquisition-related contingent consideration based on the probability of the achievement of revenue and product related milestones.  The estimated fair value of the contingent consideration was based on the probability that these milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.  In developing these estimates, we considered the revenue projections and historical results of CopperGate.  Any change in the fair value of the acquisition-related contingent consideration subsequent to the closing date, including changes from events after the closing date, would have been recognized in earnings in the period the estimated fair value changes.  As of January 28, 2012, the contingent liability has been paid in full.

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

The following table presents the unaudited pro forma results as though the CopperGate acquisition described above occurred at the beginning of the periods indicated. Such historical results include acquisition-related costs totaling $3.7 million recorded in fiscal 2010. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data).

	January 30, 2010 (Unaudited)	January 31, 2009 (Unaudited)
Revenue	$252,491	$272,676
Net income	2,442	34,770
Net income per share – basic	$0.09	$1.29
Net income per share – diluted	$0.09	$1.26

10.          Goodwill and Intangible assets

Goodwill

We review goodwill for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization. In performing this review, we used both the income and the market valuation methodologies. In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium. The result of this review showed that the fair value of our reporting unit was less than its net book value and therefore indicated a possible impairment. Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment. This analysis resulted in a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million during the third quarter of fiscal 2012.

The following table summarizes the activity related to the carrying value of our goodwill during fiscal 2012 and 2011 (in thousands):

	January 28, 2012	January 29, 2011
Beginning balance	$44,910	$44,910
Acquisition	198	-
Goodwill Impairment	(45,108)	-
Ending balance	$-	$44,910

Intangible assets

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations. In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value. The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment. Our analysis resulted in an intangible asset impairment charge of $55.1 million during the third quarter of fiscal 2012. In addition, as a result of our review of indefinite-lived intangible assets, we recorded an impairment charge for our in-process research and development intangible assets of $11.1 million during the third quarter of fiscal 2012.

Acquired intangible assets, subject to amortization, were as follows as of January 28, 2012 and January 29, 2011 (in thousands, except for years):

	January 28, 2012

	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Trademarks	2,677	—	(1,805)	872	6.6
Non-compete agreements	1,400	—	(1,400)	—	—
	131,078	(55,100)	(46,626)	29,352	4.8
In-process research and development	11,070	(11,070)	—	—	—
	$142,148	$(66,170)	$(46,626)	$29,352

	January 29, 2011

	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$72,910	$—	$(18,770)	$54,140	5.7
Customer relationships	50,423	—	(9,146)	41,277	6.0
Trademarks	2,677	—	(1,166)	1,511	5.4
Non-compete agreements	1,400	—	(1,400)	—	—
	127,410	—	(30,482)	96,928	5.8
In-process research and development	10,700	—	—	10,700	—
	$138,110	$—	$(30,482)	$107,628

Amortization expense related to acquired intangible assets was $16.1 million, $18.3 million and $6.8 million for fiscal 2012, 2011 and 2010, respectively.  As of January 28, 2012, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal year	Developed Technology	Customer Relationships	Trademarks	Total
2013	$6,115	$1,265	$178	$7,558
2014	5,378	1,265	119	6,762
2015	3,892	1,265	118	5,275
2016	3,860	1,109	118	5,087
2017	3,019	818	118	3,955
Thereafter	494	—	221	715
	$22,758	$5,722	$872	$29,352

11.          Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Accrued salaries, commissions and benefits	$8,218	$9,614
Accrued rebates	2,150	4,853
Accrued license fees	3,976	1,758
Income taxes payable	2,572	620
Accrued penalty payable	2,000	—
Other accrued liabilities	5,165	7,364
Total	$24,081	$24,209

12.          Product warranty

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

Details of the change in accrued warranty for fiscal 2012, 2011 and 2010 are as follows (in thousands):

Fiscal years	Balance Beginning of Period	Additions	Deductions	Balance End of Period
2010	$1,330	$477	$(707)	$1,100
2011	1,100	918	(718)	1,300
2012	1,300	1,082	(1,056)	1,326

13.          Commitments and Contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease, which expires in September 2012.  We also lease facilities in Canada, China, Denmark, France, Hong Kong, Israel, Japan, San Diego, California, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands, except for years):

Fiscal years	Operating Leases
2013	$3,054
2014	1,420
2015	936
2016	747
2017	747
Thereafter	618
Total minimum lease payments	$7,522

Rent expense, recorded on a straight-line basis, was $2.6 million, $2.6 million and $2.0 million for fiscal 2012, 2011 and 2010, respectively.

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of January 28, 2012, the total amount of outstanding non-cancelable purchase orders was approximately $11.5 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2012, 2011 and 2010, we recorded royalty expense of $2.0 million, $3.2 million and $2.9 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel S.D.I. Ltd., participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through January 28, 2012, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3% - 4.5% of the sales of certain products up to an amount equal to 100% - 150% of the grants received.  As of January 28, 2012, our remaining obligation under these programs was $0.6 million.

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

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  Currently, we are under two such audits and have recently been notified of a third.  We have been found to not be in compliance with certain obligations under certain arrangements and have accrued estimated penalties of $2.0 million.  If we continue to be found not in compliance with the terms of the applicable license contracts, we could be subject to revocation of the applicable license or other penalties, including additional cash penalties.

14.          Net income (loss) per share

Basic net income (loss) and diluted loss per share for the periods presented is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.

The following table sets forth the basic and diluted net income (loss) per share computed for fiscal 2012, 2011 and 2010 (in thousands, except per share amounts):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Numerator:
Net income (loss), as reported	$(168,045)	$9,147	$2,455
Denominator:
Weighted average common shares outstanding – basic	32,036	31,245	27,597
Effect of dilutive securities:
Stock options	-	487	638
Shares used in computation – diluted	32,036	31,732	28,235
Net income (loss) per share:
Basic	$(5.25)	$0.29	$0.09
Diluted	$(5.25)	$0.29	$0.09

The following table sets forth the excluded anti-diluted and excluded potentially dilutive securities for fiscal 2012, 2011 and 2010 (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Stock options excluded because the effect of including would be anti-dilutive	353	-	-
Stock options excluded because exercise price is in excess of average stock price	4,940	4,692	2,986

15.          Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of January 28, 2012, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

 As of January 28, 2012, 1,970,263 shares were available for future grants under our stock incentive plans.  Additionally, up to 798,869 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, January 31, 2009	4,457,757	$17.50	7.46
Granted (Weighted average fair value of $6.54)	2,322,931	11.15
Cancelled	(883,657)	38.88
Exercised	(151,236)	6.39

Balance, January 30, 2010	5,745,795	$11.96	7.35
Granted (Weighted average fair value of $5.95)	1,161,350	11.14
Cancelled	(356,305)	12.90
Exercised	(466,715)	5.20

Balance, January 29, 2011	6,084,125	$12.26	6.91
Granted (Weighted average fair value of $5.26)	532,800	10.22
Cancelled	(479,119)	11.87
Exercised	(291,779)	5.14

Balance, January 28, 2012	5,846,027	$12.47	6.16	$885,840
Ending Vested and Expected to Vest	5,728,782	$12.51	6.11	$866,141
Ending Exercisable	3,704,525	$13.03	5.21	$734,887

The aggregate intrinsic value, as of January 28, 2012, in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.92 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2012, 2011 and 2010 equaled $1.6 million, $3.1 million and $1.3 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2012, 2011 and 2010 was $10.5 million, $12.1 million and $6.8 million, respectively.

The options outstanding and currently exercisable as of January 28, 2012 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding as of January 28, 2012	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of January 28, 2012	Weighted Average Exercise Price Per Share
$0.92	$7.67	588,671	4.87	$4.81	351,999	$4.16
$7.84	$10.51	521,817	5.20	$8.98	401,704	$8.72
$10.59	$10.59	617,050	7.97	$10.59	245,700	$10.59
$10.87	$10.87	641,363	6.11	$10.87	425,350	$10.87
$11.06	$11.07	960,368	5.96	$11.06	699,478	$11.06
$11.09	$11.66	663,589	5.76	$11.33	481,786	$11.32
$11.69	$12.27	611,779	7.48	$11.98	249,458	$12.07
$12.30	$15.32	596,830	6.24	$14.72	299,080	$14.72
$15.64	$41.58	591,560	5.77	$25.63	505,806	$26.61
$45.83	$45.83	53,000	5.77	$45.83	44,164	$45.83
$0.92	$45.83	5,846,027	6.16	$12.47	3,704,525	$13.03

As of January 28, 2012, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $19.7 million and will be recognized over an estimated weighted average amortization period of 3.0 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

We value restricted stock awards, or RSAs, using the quoted market price of the underlying stock on the date of grant.   RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met.  These RSAs vest over five years according to the terms specified in the individual grants.  As of January 28, 2012, the unrecorded stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $1.8 million and will be recognized over an estimated weighted average amortization period of 3.4 years.  The following table sets forth the shares of restricted stock awards outstanding as of January 28, 2012:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Unit	Aggregate Value

Balance, January 29, 2011	85,137	$13.39	$1,139,984
Granted	163,070	$6.91
Released	(17,028)	$13.39
Balance, January 28, 2012	231,179	$8.82	$2,038,473

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan vest over a period of four years according to the terms specified in the individual grants.  As of January 28, 2012, the unrecorded stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $3.4 million and will be recognized over an estimated weighted average amortization period of 3.8 years.  The following table sets forth the shares of RSUs outstanding as of January 28, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value
Balance, January 29, 2011	—	$—	$—
Granted	597,500	$6.52
Cancelled	(50,000)	$6.64
Balance, January 28, 2012	547,500	$5.92	$3,241,200

Employee stock purchase plan

In July 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).  A total of 2,500,000 shares were reserved for issuance under the 2010 Purchase Plan which replaced the 2001 Purchase Plan as of January 1, 2011.  The 2010 Purchase Plan is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee thereof will deem appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offerings that have commenced to date under the 2010 Purchase Plan, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower.  The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering, including a limitation that an eligible employee cannot purchase in any single offering period more than 1,500 shares of common stock, as adjusted in accordance with the terms of the 2010 Purchase Plan.  These terms will automatically apply to future offerings under the 2010 Purchase Plan unless modified by the Board or a committee thereof.

During fiscal 2012, 2011 and 2010, 682,451, 334,192 and 207,798 shares of our common stock were purchased at an average price of $5.68, $8.43 and $8.86 per share, respectively.  As of January 28, 2012, we had granted 682,451 of the 2,500,000 shares of common stock reserved for issuance under the 2010 Purchase Plan.

Valuation of stock-based compensation

The fair value of RSA and RSU awards is based on the quoted market price of the underlying stock at the date of grant.  The fair value of stock option and employee stock purchase plan right awards is estimated at the grant date using the Black-Scholes option valuation model.  The determination of fair value of stock option and employee stock purchase plan right awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended
Stock options	January 28, 2012	January 29, 2011	January 30, 2010
Expected volatility	52.01%	55.02%	59.53%
Risk-free interest rate	1.60%	2.54%	2.62%
Expected term (in years)	5.94	5.94	5.91
Dividend yield	None	None	None
Weighted average fair value at grant date	$5.27	$5.95	$6.54

	Years Ended
Employee stock purchase plan rights	January 28, 2012	January 29, 2011	January 30, 2010
Expected volatility	46.03%	37.52%	52.92%
Risk-free interest rate	0.08%	0.21%	0.23%
Expected term (in years)	0.49	0.50	0.50
Dividend yield	None	None	None
Weighted average fair value at grant date	$1.85	$2.94	$3.91

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option and employee stock purchase plan right awards is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based payment awards and vesting schedules.  The expected term of employee stock purchase rights is the period of time remaining in the current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption that we will not pay dividends in the future.

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010

Cost of revenue	$478	$560	$358
Research and development	6,277	6,745	5,334
Selling and marketing	2,137	2,094	1,861
General and administrative	3,133	3,178	1,240
Total stock-based compensation expense	$12,025	$12,577	$8,793

Non-employee related stock-based compensation

We recorded stock-based compensation expense for options issued to non-employees based on the fair value of the options as estimated in the period they vest, using the Black-Scholes option pricing model.  The Black-Scholes option pricing model for fiscal 2012 includes the following weighted average assumptions; expected stock price volatility of 54.0%, weighted average contractual term of 5.0 years, dividend yield of zero percent and risk-free interest rates of 1.13%.  Total non-employee stock-based compensation recorded during fiscal 2012, 2011 and 2010 was $2,000, $18,000 and $35,000, respectively.

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which was $16,500 in calendar year 2011.  Employees age 50 or over may elect to contribute an additional $5,500.  We sponsor a matching contribution program whereby we match contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions we made to the 401(k) tax deferred savings plan totaled $0.8 million, $0.7 million and $0.6 million for fiscal 2012, 2011 and 2010, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which was $22,000 Canadian in calendar year 2011.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $112,000, $87,000 and $86,000 for fiscal 2012, 2011 and 2010, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary.  The matching contributions to the Retirement Pension Plan totaled $190,000, $119,000 and $54,000 for fiscal 2012, 2011 and 2010, respectively.

We maintain a severance plan for Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of January 28, 2012, we have an accrued severance liability of $1.2 million partially offset by $1.1 million of severance employee funds.

16.          Income taxes

Income (loss) before income taxes consists the following (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
United States	$(12,366)	$(4,220)	$(3,682)
International	(160,645)	14,117	8,789
Total	$(173,011)	$9,897	$5,107

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current
Federal	$2,003	$3,052	$1,967
State	(27)	15	274
Foreign	3,397	2,562	82
Total current	$5,373	$5,629	$2,323

Deferred
Federal	(3,434)	(3,791)	(3,372)
State	—	—	3,781
Foreign	(6,905)	(1,088)	(80)
Total deferred	(10,339)	(4,879)	329
Total provision	$(4,966)	$750	$2,652

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Net operating loss	$8,015	$7,997
Investment impairment	1,823	1,825
Allowance, reserve and other	5,272	3,888
Depreciation	3,421	2,159
Tax credits	10,022	7,367
Stock-based compensation	11,072	9,558
Total gross deferred tax assets	39,625	32,794
Valuation allowance	(17,109)	(14,019)
Total net deferred tax assets	22,516	18,775
Deferred tax liabilities:
Acquired intangibles and other	(2,151)	(8,613)
Total net deferred tax assets	$20,365	$10,162

The tax benefits of net operating losses, temporary differences and credit carry-forwards are recorded as an asset to the extent that we assess that realization is “more likely than not.”  Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry-forwards.  As of January 28, 2012, net operating loss carry-forwards amounted to approximately $37.9 million and $21.1 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2013 through 2032.  We also had federal and state research credit carry-overs of $13.9 million and $13.6 million, respectively.   Federal credits of $0.1 million were not utilized and began expiring during fiscal 2012.  The state research credit has no expiration.  Of the total net operating loss carry-over, the tax effect of $29.4 million federal and $3.4 million state losses will be recorded to additional paid-in capital when utilized in the future.  We also have $29.0 million of foreign operating loss carry-forwards through the acquisition of a foreign operation.  As of January 28, 2012, we maintained a partial valuation allowance against foreign net operating losses and a full valuation allowance against California deferred tax assets.  The valuation allowance, in aggregate, increased by $3.1 million in fiscal 2012.

Net operating losses and tax credit carry-forwards as of January 28, 2012 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$37,879	Through 2031
Net operating losses, state	21,133	Through 2032
Net operating losses, foreign	29,004	Indefinite
Tax credits, federal	13,875	Through 2032
Tax credits, state	13,581	Indefinite

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation.  Accordingly, our ability to utilize net operating loss and tax credit carry-forwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of carry-forwards before they are utilized.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Computed at federal statutory rate of 35%	$(60,554)	$3,464	$1,787
State taxes provision (benefit), net of federal benefit	(33)	10	178
Uncertain tax positions	441	853	1,430
Difference between statutory rate and foreign effective tax rate	49,839	(3,466)	(3,045)
Stock-based compensation expense	746	878	561
Change in valuation allowance	—	—	3,781
Tax credits	(1,326)	(1,201)	(1,735)
Impairment of goodwill and intangible assets	5,646	—	—
Other	275	212	(305)
Total	$(4,966)	$750	$2,652

The $5.0 million tax benefit recorded for fiscal 2012 included a $5.6 million tax benefit resulting from the charge for impairment of intangible assets that was recorded during the third quarter of fiscal 2012.

Included in the balance of unrecognized tax benefits as of January 28, 2012 are $19.2 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  During fiscal 2012, we added $2.1 million of unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Beginning balance	$20,337	$18,841	$10,949
Additions based on tax positions related to the current year	1,965	1,436	8,035
Additions for tax positions of prior years	404	388	109
Reductions for tax positions of prior year	(317)	(328)	(252)
Ending balance	$22,389	$20,337	$18,841

We have adopted the accounting policy that interest and penalties are classified as part of our income taxes.  In fiscal 2012, we reduced our accrual of such interest and penalties expense by $0.1 million, and as of January 28, 2012, the balance of such accrued interest and penalties was $0.7 million.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

Our tax filings for the fiscal years from 1991 to 2012 remain open in various taxing jurisdictions.  We do not anticipate that our unrecognized tax benefit would change significantly in the coming 12 month period.

As of January 28, 2012, undistributed earnings of our foreign operations totaling $5.8 million were considered to be permanently reinvested.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years ending March 1, 2012 contingent on meeting specified requirements.  The Singapore subsidiary can qualify for six additional years of development and expansion incentives if additional requirements are met.  The impact of this tax holiday was to increase net income by approximately $2.0 million, or $0.06 per diluted share, in fiscal 2012, $6.7 million, or $0.21 per diluted share, in fiscal 2011, and $7.0 million, or $0.25 per diluted share, in fiscal 2010.

Our acquired Israeli subsidiary Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.) was granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments in 2004 and 2009.  Sigma Designs Israel’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and  is subject to corporate taxes at the reduced rate for an additional period of eight years.  The impact of this tax holiday was to increase net income by approximately $2.0 million, or $0.06 per diluted share, in fiscal 2012, $6.2 million, or $0.20 per diluted share, in fiscal 2011, and $1.1 million, or $0.04 per diluted share, in fiscal 2010.

17.          Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Hong Kong, Israel and Singapore.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income, expense or net income.

The following table sets forth net revenue attributed to each product group (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Chipsets	$181,584	$285,544	$204,613
Other	1,033	1,371	1,470
Net revenue	$182,617	$286,915	$206,083

The following table sets forth net revenue attributable to each target market (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Connected home	$79,357	$94,785	$18,512
IPTV media processor	62,441	137,281	134,856
Connected media player	27,988	39,627	44,636
Prosumer and industrial audio/video	12,079	15,035	7,221
Other	752	187	858
Net revenue	$182,617	$286,915	$206,083

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Asia	$166,583	$266,065	$184,135
North America	8,982	13,454	6,045
Europe	5,718	7,101	15,875
Other regions	1,334	295	28
Net revenue	$182,617	$286,915	$206,083

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):
	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
China, including Hong Kong	$141,122	$232,784	$168,424
Taiwan	13,982	21,038	11,399
United States	6,818	9,572	3,563
Japan	6,153	6,609	1,882
Thailand	3,323	3,452	1,414
Poland	1,389	5,640	4,505
Canada	853	2,465	617
Rest of the world	8,977	5,355	14,279
Net revenue	$182,617	$286,915	$206,083

The following table sets forth long-lived assets, which consist primarily of software, equipment and leasehold improvements and other non-current assets, by geographic region based on the location of the asset (in thousands):

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
United States	$25,105	$21,282	$17,971
All other countries	11,238	7,705	6,519
Total long-lived assets	$36,343	$28,987	$24,490

The following table sets forth major direct customers accounting for 10% or more of our net revenue:

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Gemtek	22%	23%	12%
Motorola	17%	24%	21%

Four international direct customers accounted for 17%, 17%, 15% and 13% of total accounts receivable at January 28, 2012.  Two international direct customers accounted for 23% and 19% of total accounts receivable at January 29, 2011.

18.          Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Quarters Ended
	January 28, 2012	October 29, 2011	July 31, 2011	April 30, 2011	January 29, 2011	October 30, 2010	July 31, 2010	May 1, 2010
Net revenue	$35,566	$39,725	$46,694	$60,632	$70,605	$77,805	$73,326	$65,179
Gross profit	16,588	18,002	12,994	29,792	34,897	38,613	34,983	32,151
Income (loss) from operations	(19,256)	(128,282)	(22,437)	(5,740)	1,291	4,991	5,499	1,136
Net income (loss)	(18,838)	(121,575)	(21,962)	(5,670)	2,472	5,065	496	1,114
Net income (loss) per share:
Basic	$(0.58)	$(3.78)	$(0.69)	$(0.18)	$0.08	$0.16	$0.02	$0.04
Diluted	$(0.58)	$(3.78)	$(0.69)	$(0.18)	$0.08	$0.16	$0.02	$0.04

19.          Subsequent event

On March 21, 2012, we announced that we had signed an Asset Purchase Agreement (the “Purchase Agreement”) to serve as the “stalking horse” bidder to acquire certain assets of Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”) used in or related to Trident's digital television and PC television businesses (the “DTV Business”) for a purchase price of $21.0 million (the “Acquisition”).  The purchase price is subject to an adjustment based on the closing current asset balance of the DTV Business to the extent the closing current assets balance differs from a target current assets balance.  On March 23, 2012, we entered into the Purchase Agreement with Trident.  The Purchase Agreement was executed following approval by the United States Bankruptcy Court for the District of Delaware (“Court”) of bid procedures (the “Bid Procedures”) for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code.

Trident filed a petition for bankruptcy on January 4, 2012 in the Court, and Trident’s bankruptcy cases are currently pending.  The closing of the Acquisition, which is expected to occur in the second calendar quarter of 2012, remains subject to higher or otherwise better offers in accordance with the Bid Procedures, approval of the Acquisition and the Purchase Agreement by the Court and customary closing conditions.  If Trident accepts an offer other than the Company’s Purchase Agreement, the Company will be entitled to be paid a break-up fee and a reimbursement of its transaction expenses up to a specified maximum amount.

Pursuant to the Purchase Agreement, we will acquire all of Trident's DTV Business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Purchase Agreement. Trident previously agreed to sell its set-top box business to another party, and Trident will retain its audio and terrestrial demodulator businesses.  We will also acquire leased facilities in Beijing, China and the right to use other facilities of Trident under a short term Facilities Use Agreement for facilities located in Shanghai, China.  We will assume certain specified liabilities of Trident.

Pursuant to the terms of the Purchase Agreement, certain employees of Trident whose services are used in the DTV Business and who accept employment offers from us will transfer to us at closing.  We and Trident will also enter into a transition services agreement with respect to Trident's provision of certain transition support services to us following the closing.  We will also receive transition support services from the purchaser of Trident's set-top box business, and may be required to perform transition support services to the purchaser of Trident’s set-top box business.  The Purchase Agreement provides that we and Trident will enter into a non-competition agreement which restricts Trident from competing in the DTV Business for two years following the closing.

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

As of January 28, 2012, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of January 28, 2012.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 28, 2012.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of January 28, 2012.

Armanino McKenna LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of January 28, 2012.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 28, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER MATTERS

Our 2012 Annual Meeting of Shareholders will be held on August 7, 2012.  We currently anticipate that our record date for the 2012 Annual Meeting of Shareholders will be June 12, 2012.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2012 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on August 7, 2012 or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before May 27, 2012.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2012 Director Compensation,” which will appear in the 2012 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on August 7, 2012 or in an amendment to this Form 10-K to be filed with the Securities and Exchange on or before May 27, 2012.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2012 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on August 7, 2012 or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before May 27, 2012.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2012 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on August 7, 2012 or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before May 27, 2012.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2012 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on August 7, 2012 or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before May 27, 2012.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	78

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 29th day of March 2012.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 29, 2012

/s/ Thomas E. Gay III Thomas E. Gay III	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2012

/s/ William J. Almon William J. Almon	Director	March 29, 2012

/s/ Julien Nguyen Julien Nguyen	Director	March 29, 2012

/s/ Lung C. Tsai Lung C. Tsai	Director	March 29, 2012

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Year	Additions: Charged to Costs and Expenses	Deductions:	Balance at End of Year
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal year
2012	$602	$54	$119	$537
2011	346	260	4	602
2010	534	485	673	346

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.
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

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on July 11, 2003.

10.7*	Sigma Designs Employee Stock Purchase Plan	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2010.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011

10.9*	Coppergate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRLTaxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

*	Indicates management contract or compensatory plan or arrangement.
**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.