Form 10-K/A
period 2012-01-28
SIGMA DESIGNS INC
filed 2012-05-25
CIK 790715

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

There were 32,904,078 shares of the Registrant’s Common Stock outstanding on May 15, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2012, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 29, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The following sets forth certain information about our directors as of May 15, 2012.   The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.   Information with respect to our executive officers was included in Item 1 of our Annual Report on Form 10-K under the heading “Executive Officers” and is incorporated by reference herein.

Name	Age	Position
Thinh Q. Tran	57	Chairman of the Board, President and Chief Executive Officer

William J. Almon (1)(2)(3)	79	Director

Julien Nguyen (1)(2)(3)	55	Director

Lung C. Tsai (1)(2)(3)	63	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Mr. Tran, one of our founders, has served as our President and Chief Executive Officer and as Chairman of our Board of Directors since February 1982.  Prior to joining us, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

As our President and Chief Executive Officer, a position he has held for over 30 years, Mr. Tran has unparalleled knowledge of our business, products and operations.  During his period of service as our President and Chief Executive Officer and Chairman of our Board, Mr. Tran has shown unwavering dedication to the Company.  The Board considered this along with Mr. Tran’s extensive experience in the technology industry.  The Board determined Mr. Tran brings significant senior leadership, industry and technology expertise along with an unmatched knowledge of our business to the Board.

Mr. Almon has served as one of our directors since April 1994.  Mr. Almon served as the President, Chief Executive Officer and Chairman of the Board of Grandis, Inc., a solid-state memory company, from May 2002 to June 2006.  Prior to that, Mr. Almon was Managing Director of Netfish Technology from 1999 to May 2001 when it was acquired by Iona Technologies PLC.  He was Chairman of the Board of Internet Image, an internet software company, from January 1999 to December 1999, when it merged with Intraware, Inc.  In May 1994, Mr. Almon founded and served as Chairman of the Board and Chief Executive Officer of StorMedia, Inc., a manufacturer of thin film disks.  From December 1989 until February 1993, Mr. Almon served as President and Chief Operating Officer of Conner Peripherals, Inc., a manufacturer of computer disk drives and storage management devices.  Mr. Almon retired from IBM in 1987 after 30 years of service, most recently as Vice President Low End Storage.  Mr. Almon also currently serves as Chairman of the Board of Futek Furnace Inc. and Rollbase Inc.

Mr. Almon’s extensive executive leadership experience of technology companies enables him to provide valuable contributions with respect to the Company’s management, operations, strategy, growth and long-range plans. Mr. Almon also brings valuable accounting and financial expertise to the Board.  The Board considered these factors along with the integrity and dedication that Mr. Almon has exhibited during his service as one of our directors.

Mr. Nguyen has served as one of our directors since May 2000.  Since September 2009, Mr. Nguyen has served as a Partner at NanoDimensions, a venture capital firm focused on nanotechnology.  Since March 2005, Mr. Nguyen has served as the Managing Partner of Concept Ventures, an early stage venture capital fund.  In May 2001, Mr. Nguyen founded Applied Materials Ventures, a corporate venture fund, and served as its Managing Partner until March 2005.  In January 1999, Mr. Nguyen co-founded Ezlogin, a developer of personalization infrastructure tools for internet sites and wireless carriers and served as its Chairman from January 1999 to June 2000.  From June 1996 to September 1998, Mr. Nguyen founded Novita Communications and served as its Chief Executive Officer.  Novita, a Java-based communications software company, was acquired by PlanetWeb in 1998.  From February 1995 to October 1996, Mr. Nguyen served as our Co-Chairman and Chief Technical Officer.  From August 1993 until January 1995, he served as our Vice President, Engineering and Chief Technical Officer.  From May 1992 until October 1993, Mr. Nguyen was President and Chief Executive of E-Motions, which was acquired by Sigma in 1993.  Prior to founding E-Motions, Mr. Nguyen worked at Radius Inc. as Director of Product Development.

Mr. Nguyen’s extensive operational, entrepreneur and investment experience adds value to the Board’s understanding of business development, financing, strategic alternatives and industry trends.  Mr. Nguyen brings to the Board a strong technical expertise as demonstrated by the fact that he holds 21 patents granted in the U.S.   The Board considered these factors along with the integrity and dedication that Mr. Nguyen has exhibited during his service as one of our directors.

            Mr. Tsai has served as one of our directors since June 2003.  He is one of the co-founders of MechanicNet Group, Inc., a software company serving the automotive aftermarket and other professional industry, and has served as its Chairman and Chief Executive Officer since 1999.  Prior to MechanicNet Group, Inc., Mr. Tsai co-founded Internet Image, a Java solutions company for online software deployment and served as its Chief Executive Officer from 1993 until its acquisition by Intraware, Inc. in 1999.  Previously, Mr. Tsai co-founded and served as Vice President of Operations and Vice President of Sales & Marketing for Destiny Technology Corp., a laser printer controller firmware development company from 1987 to 1993.  Prior to Destiny Technology Corp, Mr. Tsai served as Vice President of System Development for Mellon Bank and a systems officer for Bank of America.

Mr. Tsai’s history of innovation as a founder and chief executive of several companies and business acumen provides valuable insight to the Board on operational and strategic matters.  Mr. Tsai has extensive leadership experience with technology companies, which is valuable in assessing the Company’s operating plans and strategic direction.  The Board considered these factors along with the integrity and dedication that Mr. Tsai has exhibited during his service as one of our directors.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2012.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which is applicable to our directors, officers and employees.  The Code of Business Ethics and Conduct is available on the Company’s website at http://www.sigmadesigns.com—“Corporate”—“Governance.”  The Company will disclose any amendment to the Code or waiver of a provision of the Code applicable to an officer or director in accordance with applicable law, including the name of the officer to whom the waiver was granted, on the Company’s website at http://www.sigmadesigns.com—“Corporate”—“Governance.”

Board Meetings

The Board of Directors held 11 meetings during fiscal 2012.  Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2012.

Committees of the Board

The Board of Directors has appointed a Corporate Governance and Nominating Committee, an Audit Committee and a Compensation Committee.  The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by applicable listing standards of the NASDAQ Stock Market and Securities and Exchange Commission rules.  The Board of Directors has approved a charter for each of these committees that can be found on our website at http://www.sigmadesigns.com under the “Corporate - Governance” heading.  The following table summarizes the Company’s committee membership:

Compensation Committee	Audit Committee	Corporate Governance and Nominating Committee
William J. Almon	William J. Almon*	William J. Almon
Julien Nguyen	Julien Nguyen	Julien Nguyen*
Lung C. Tsai*	Lung C. Tsai	Lung C. Tsai

* Chairman

Compensation Committee

The current members of the Compensation Committee are Messrs. Almon, Nguyen and Tsai, each of whom is a non-management member of our Board of Directors.  We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.  The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices.  The Compensation Committee held four meetings in fiscal 2012.

Audit Committee

The Audit Committee currently consists of Messrs. Almon, Nguyen and Tsai, each of whom is a non-management member of our Board of Directors.  Mr. Almon is our audit committee financial expert as currently defined under Securities and Exchange Commission rules.  The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.  The Audit Committee held five meetings in fiscal 2012.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Almon, Nguyen and Tsai.  We believe that the composition of our Corporate Governance and Nominating Committee meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.  The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors.  The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company.  The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee held one meeting in fiscal 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensate our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer as of January 28, 2012, who we refer to collectively as our named executive officers.  In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2012 and to date in fiscal 2013.

The Compensation Committee of our Board of Directors, which we refer to as the Committee in this section, administers the compensation program for our named executive officers, with the assistance of our Chief Executive Officer and an independent compensation consultant.  The Compensation Committee may not delegate its authority in these matters to other persons.

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

•	Align the interests of our executives with shareholders. We believe our programs should reward our executive officers for contributions to increase our shareholder value.

•
Manage resources efficiently.  Employee compensation is a significant expense for us.  We strive to manage our compensation programs to balance our need to reward and retain executives with preserving shareholder value.

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

•
Equity Awards.  The Committee believes that long-term equity incentives, such as stock options and restricted stock awards that vest over a period of time, focus executives on increasing long-term shareholder value and are key retention devices for executives through use of multi-year vesting periods.

•
Discretionary Cash Bonus Awards.  The Committee has historically awarded cash bonuses on occasion in recognition of strong company performance or to reward significant individual contributions.  Historically, the Committee has retained the discretion to determine individual cash bonus awards after the completion of a fiscal year.

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

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee with the assistance of our Chief Executive Officer.  In fiscal 2012, the Committee retained an independent compensation consultant, Hay Group, to assist with the compensation-determination process for all executive officers, including our Chief Executive Officer, and to conduct a comparative study of our executive compensation.  Hay Group worked with the Committee to gather and analyze third-party data about our peer companies’ compensation.  The Committee also consulted with Hay Group during the Committee’s review of executive compensation for fiscal 2013.

The Committee typically reviews our executive officers’ compensation on an annual basis.  The Committee has historically met to review compensation for our Chief Executive Officer at the beginning of each fiscal year and again as part of its typical review of compensation of all our executive officers toward the end of the fiscal year.  In light of the critical functions and leadership role of our Chief Executive Officer, who is our founder and has served as our Chief Executive Officer since our inception over 30 years ago, the Committee believes our Chief Executive Officer should be our mostly highly compensated officer and has typically reviewed his compensation twice a year to ensure we are providing a competitive compensation package consistent with our overall business performance.  In connection with its review of the compensation of our Chief Executive Officer that occurs at the start of a fiscal year, the Committee reviews our prior year performance, our Chief Executive Officer’s contributions to that performance and other relevant factors, such as compensation paid to chief executive officers of our peer companies.

The Committee met in November 2011 and December 2011 to determine compensation for our executive officers, including a review of base salaries to be effective for fiscal 2013 and whether any additional long-term equity compensation or cash bonuses were appropriate.  In making its compensation decisions in fiscal 2012, the Committee engaged in a multi-faceted review process.  At the outset, the Committee consulted with Hay Group on our executives’ base salaries, total cash compensation (base salary plus cash bonuses), long-term incentive compensation (the three-year average of all equity-based awards) and total direct compensation (total cash compensation, long-term incentive compensation plus all other compensation).  The market assessment conducted by Hay Group consisted of a review of compensation information from a select group of peer companies (identified below) and utilized information from a database selected by Hay Group.

The Committee, with the assistance of Hay Group, developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size.  Based on these criteria, the following fifteen companies were selected to form our peer group:

Cirrus Logic Inc.	DSP Group Inc.	Entropic Communications Inc.
Integrated Silicon Solution Inc.	Lattice Semiconductor Corp.	Micrel Inc.
Microsemi Corp.	MIPS Technologies Inc.	PMC Sierra Inc.
Power Integrations Inc.	Rambus Inc.	Silicon Image Inc.
Silicon Laboratories Inc.	Standard Microsystems Corp.	Trident Microsystems Inc.

The peer group of companies is the same group of companies used for fiscal 2011, with the exception of the elimination of three companies that were acquired during the fiscal year.

To determine a market consensus of the various compensation elements for a particular executive position, Hay Group used the median and the average of total cash compensation, long-term incentive compensation and total direct compensation.  In general, the Committee has established general guidelines, which provide that executives’ total cash compensation, long-term incentive compensation and total direct compensation should be within fifteen percentage points higher or lower than the market consensus.  However, the Committee may approve compensation of individual executives above or below these general guidelines based upon the executive’s performance, position and experience, evaluation of total compensation, as well as external factors affecting our business and market generally.

 In setting compensation levels for our executive officers, the Committee considers a number of factors other than the Committee’s general guidelines in making its decision, including the recommendations of our Chief Executive Officer, as described below, internal pay fairness, each executive’s scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives among other factors, and uses the market data simply as a general reference point.  The Committee also takes into account our performance measured against our operating plan and other business objectives as well as our performance compared to our competitors.

As part of its review process, the Committee also meets separately with our Chief Executive Officer to discuss executive compensation.  Our Chief Executive Officer reviews with the Committee the individual performance of each executive and the leadership demonstrated by the executive during the prior period.  Although there are no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviews the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible.  The type of contributions can vary depending on the officer and the business department.  Our Chief Executive Officer makes recommendations to the Committee for the base salary, cash bonus awards and equity awards for our executive officers, other than for himself.  These recommendations are not determinative but are taken into account by the Committee in making its compensation decisions.  Our Chief Executive Officer also provides the Committee a self-evaluation of his performance and contributions made to our overall performance.  In fiscal 2012, the Committee took into account this self-evaluation, but then the Committee made its decision for our Chief Executive Officer’s compensation separately and without his participation.

Our Compensation Program Decisions

Base Salary

In November and December 2011, the Committee performed its fiscal 2012 evaluation of compensation for all of our named executive officers, including our Chief Executive Officer.  During this evaluation, the Committee took action with respect to annual base salaries, discretionary cash bonuses and long-term incentive compensation.

The Committee determined that no change was advisable to the base salary of our Chief Executive Officer.  Even though the Committee noted our Chief Executive Officer’s base salary was above its general guidelines for base salary, the Committee considered that a reduction of our Chief Executive Officer’s base salary was not advisable because his total cash compensation was well below the Committee’s general guidelines as a result of below market cash bonus paid to our Chief Executive Officer for fiscal 2011 performance.  In addition, the Committee views the base salary of our Chief Executive Officer differently than our other executive officers as a result of his critical role and leadership across all aspects of our business.  The Committee believes our Chief Executive Officer’s base salary reflects his unique contributions to our business.  In respect of our Chief Financial Officer, the Committee noted that his base salary for fiscal 2012 was within the 15% guidelines, but his base salary fell below the median of our peer group and his total cash compensation fell well below the 15% threshold guideline.  However, in light of our operating performance in fiscal 2012, the Committee determined to maintain the annual base salary of our Chief Financial Officer at $280,000, even though our Chief Financial Officer’s base salary was below the median of our peer group and his total cash compensation in fiscal 2012 was well below our median peer group.   In respect of our Vice President of Worldwide Sales, the Committee noted that his base salary was significantly below the median of our peer group and well below the Committee’s guidelines for base salary.  In addition, his total cash compensation was significantly below our peer group median.  In light of the critical importance of our Vice President of Worldwide Sales to our business objective of growing sales and the significant shortfall in his base compensation compared to our peer group median, the Committee determined that a four percent increase in base salary was appropriate from $200,000 to $208,000.  This adjustment was made retroactive to July 1, 2011.  Even after this increase, our Vice President of Worldwide Sales’ base salary continued to be lower than our Committee’s guidelines as it remained more than 15% below our peer group median.  However, as discussed below, our Vice President of Worldwide Sales is also compensated through a sales incentive plan, which provides him an opportunity to increase his total cash compensation in the future based on our sales performance.

Equity Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock option grants and our employee stock purchase program.  In fiscal 2012, our Compensation Committee granted restricted stock awards to our Chief Executive Officer and Chief Financial Officer, as more fully described below.  In determining the number of restricted stock awards to be granted to executive officers, the Committee takes into account the market data discussed above, internal pay fairness, the individual’s position and scope of responsibility, the vesting period (and thus, retention value) remaining on the executive’s existing options, the executive’s ability to affect profitability and shareholder value, the individual’s historic and recent job performance and the value of equity awards in relation to other elements of total compensation.

In fiscal 2012, the Committee believed it was appropriate to place emphasis on long-term equity incentives for our executive officer compensation as opposed to cash compensation.  The Committee’s intent was to more closely align our shareholders’ interest to create long-term value with that of our executive officers through equity incentives.  The Committee believed this was important in light of our operating performance in fiscal 2012 and our focus on growing our business in the future to enhance shareholder value.

In connection with the annual review of our executive officer compensation in fiscal 2012, the Committee granted restricted stock awards to each of our named executive officers as outlined in the Fiscal 2012 Grants of Plan-Based Awards Table below.  These restricted stock awards vest over four years at the rate of twenty-five percent of the shares on each annual anniversary of the vesting commencement date specified in the grants.  The Committee determined that these awards were within its guidelines relative to our peer group.

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

In connection with the annual evaluation of executive compensation that occurred in November and December 2011, the Committee determined not to award a discretionary cash bonus to any of our named executive officers.  Although this meant that total cash compensation for our named executive officers remained below the Committee’s guidelines for compensation compared to our peer group, the Committee believed this was appropriate in light of our operating performance in fiscal 2012.

Our Vice President of Worldwide Sales is also compensated under a sales incentive cash bonus plan.  The sales commission bonus structure combined with the equity incentives previously awarded to our Vice President of Worldwide Sales, which vest over time, is designed to align his performance with the interests of our shareholders and to retain him over an extended period of time.   No portion of our Vice President of Worldwide Sales’ cash incentive bonus is guaranteed for fiscal 2013.

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

Fiscal 2012 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)
Thinh Q. Tran	2012	550,000	—	655,000	—	—		9,431	(2)	1,214,431
President and Chief Executive Officer	2011	550,175	100,000	949,994	—	—		7,306	(3)	1,607,475
	2010	550,000	—	—	1,466,075	—		7,306	(3)	2,023,381
	2009	547,500	—	—	3,298,104	—		23,021	(4)	3,868,625

Thomas E. Gay III	2012	280,582	—	98,250	—	—		10,477	(5)	389,309
Chief Financial Officer and Secretary	2011	265,175	30,000	189,991	—	—		8,272	(6)	493,438
	2010	265,000	—	—	146,515	—		8,272	(6)	419,787
	2009	258,827	—	—	199,503	—		8,256	(7)	466,586

Sal Cobar	2012	204,339	—	131,000	—	136,602	(8)	4,436	(9)	476,378
Vice President, Worldwide Sales and	2011	150,175	—	—	505,336	158,885	(10)	2,431	(11)	816,827
Business Development	2010	—	—	—		—		—		—
	2009	—	—	—		—		—		—

(1)
Amounts represent the grant date fair value of shares underlying restricted stock awards and stock options, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual.. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the corresponding fiscal year.

(2)	Represent $5,500 paid for 401K match, $1,806 for group term life insurance and $2,125 for employer match on Health Savings Account.

(3)	Represent $5,500 paid for 401K match and $1,806 for group term life insurance.

(4)
Represents $15,000 paid for annual retainer for services on the Board of Directors, $6,007 for 401K match and $2,014 for group term life insurance.  As of October 28, 2008, Mr. Tran was no longer paid additional compensation for serving on the board of directors.

(5)	Represent $5,580 paid for 401K match, $2,772 for group term life insurance and $2,125 for employer match on Health Savings Account.

(6)	Represent $5,500 paid for 401K match and $2,772 for group term life insurance.

(7)	Represent $5,164 paid for 401K match and $3,092 for group term life insurance.

(8)	Represents $136,602 paid for sales commission.

(9)	Represents $2,630 paid for 401K match and $1,806 for group term life insurance.

(10)	Represents $158,885 paid for sales commission.

(11)	Represents $1,042 paid for 401K match and $1,389 for group term life insurance.

Fiscal 2012 Grants of Plan-Based Awards Table

The following table shows information regarding all plan-based awards we granted to the named executive officers during the year ended January 28, 2012.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	(#) (1)	Awards (2)
Thinh Q. Tran President and Chief Executive Officer	12/2/11	—	—		—	100,000	$655,000
Thomas E. Gay III. Chief Financial Officer and Secretary	12/2/11	—	—		—	15,000	$98,250
Sal Cobar Vice President, Worldwide Sales and Business Development	12/2/11	—	200,000	(3)	—	20,000	$131,000

(1)
All stock awards listed consist only of time-based shares (also called “restricted stock awards”) which will be converted into our common stock upon vesting.  25% of the award will vest on the one year anniversary and 1/4th of the award will vest annually thereafter.  All stock awards listed were granted under our 2009 Stock Incentive Plan.

(2)
Amounts represent the grant date fair value of shares underlying restricted stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual.. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2012.

(3)
Mr. Cobar is eligible to receive a cash incentive plan with a target amount of $200,000, none of which is guaranteed.  To the extent sales exceed the target amount, Mr. Cobar's bonus amount will be increased.

Outstanding Equity Awards At Fiscal Year-End 2012

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of January 28, 2012:

	Option Awards						Stock Awards (7)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Unites of Stock That Have Not Vested ($)(8)
Thinh Q. Tran President and Chief Executive Officer	32,564		—		$1.69	10/18/12	—			—
	8,422		—		$1.69	10/18/12	—			—
	44,000		—		$3.40	2/20/13	—			—
	9,041		—		$11.06	8/25/16	—			—
	110,959		—		$11.06	8/25/16	—			—
	100,000		-		$41.58	2/11/18	—			—
	55,416	(2)	32,084	(2)	$10.87	11/3/18	—			—
	51,041	(3)	36,459	(3)	$11.09	2/6/19	—			—
	60,000	(4)	90,000	(4)	$10.59	1/26/20	—			—
	—		—		—		56,758	(9)		$336,007
	—		—		—		100,000	(10)		$592,000

Thomas E. Gay, III Chief Financial Officer	110,000	(5)	10,000	(5)	$28.63	6/1/17	—			—
	19,000	(2)	11,000	(2)	$10.87	11/3/18	—			—
	10,000	(4)	15,000	(4)	$10.59	1/26/20	—			—
	—		—		—		11,351	(9)		$67,198
	—		—		—		15,000	(10)		$88,800

Sal Cobar Vice President, Worldwide Sales and Business Development	28,000 —	(6)	52,000 —	(6)	$11.74 —	4/19/20	— 20,000	(10)	$	— 118,400

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Exercisable as to 20% of the shares on the first anniversary of 11/3/08, with the remaining shares vesting ratably each month thereafter over the following four years.

(3)	Exercisable as to 20% of the shares on the first anniversary of 2/6/09, with the remaining shares vesting ratably each month thereafter over the following four years.

(4)	Exercisable as to 20% of the shares on the first anniversary of 1/26/10, with the remaining shares vesting ratably each month thereafter over the following four years.

(5)	Exercisable as to 20% of the shares on the first anniversary of 6/1/07, with the remaining shares vesting ratably each month thereafter over the following four years.

(6)	Exercisable as to 20% of the shares on the first anniversary of 4/19/10, with the remaining shares vesting ratably each month thereafter over the following four years.

(7)	Stock awards listed consist only of time-based shares (also called "restricted stock awards") which will be converted into our common stock upon vesting.

(8)
The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $5.92 on January 27, 2012, the last trading day of fiscal 2012, as reported on the NASDAQ Global Market.

(9)
The time-based restricted stock award was granted on December 14, 2010 and vests over 5 years.  20% of the award will vest on the one year anniversary of 12/14/2011 and 1/5th of the award will vest annually thereafter.

(10)
The time-based restricted stock award was granted on December 2, 2011 and vests over 4 years.  25% of the award will vest on the one year anniversary of 12/02/2012 and 1/4th of the award will vest annually thereafter.

Fiscal 2012 Option Exercises and Stock Vested

The following table sets forth the number of shares acquired pursuant to the exercise of options by our named executive officers during fiscal 2012 and the aggregate dollar amount realized by our named executive officers upon exercise of the option:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(2)
Thinh Q. Tran President and Chief Executive Officer	31,667 15,900 9,100	223,886 32,436 18,564	14,190	83,721

Thomas E. Gay III. Chief Financial Officer and Secretary	—	—	2,838	16,744

Sal Cobar Vice President, Worldwide Sales and Business Development	—	—	—	—

(1)
The aggregate dollar value realized upon the exercise of an option represents the difference between the market price of the underlying shares on the date of exercise as measured by the closing price on the NASDAQ Global Market and the exercise price of the option, multiplied by the number of shares exercised and does not necessarily reflect proceeds actually received by the individual.

(2)
The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the NASDAQ Global Market multiplied by the number of shares vested.

Fiscal 2012 Director Compensation

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2012:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
William J. Almon	$50,000	$74,995	$124,995
Julien Nguyen	50,000	74,995	124,995
Lung C. Tsai	50,000	74,995	124,995

(1)
The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors, which consisted of the standard board retainer fee of $40,000 per year and $10,000 for service as chairman of a committee of the board (such amounts were paid in equal quarterly installments).

(2)
Amounts represent the grant date fair value of shares underlying restricted stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual.  For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2012.

(3)	As of January 28, 2012, our non-employee directors held options to purchase the following aggregate number of shares of our Common Stock: Mr. Almon: 38,690, Mr. Nguyen: 43,690, and Mr. Tsai: 58,690.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2012 one of our officers or employees.  None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of May 15, 2012 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our Common Stock. Applicable percentage ownership is based on 32,904,078 shares of our Common Stock outstanding on May 15, 2012.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder
Royce & Associates, LLC (2)	3,942,068	12.0%
Blackrock, Inc. (3)	2,467,513	7.5
Affiliates of Potomac Capital (4)	2,419,952	7.4
Dimensional Fund Advisors LP (5)	1,710,748	5.2
Named Executive Officers, Directors and Nominees for Director
Thinh Q. Tran (6)	1,146,698	3.5%
Thomas E. Gay III (7)	185,064	*
Sal Cobar (8)	57,333	*
William J. Almon (9)	146,978	*
Julien Nguyen (10)	43,690	*
Lung C. Tsai (11)	58,690	*
All directors and executive officers as a group (6 persons) (12)	1,638,453	5.0%

*Represents less than 1% of our Common Stock.

(1)
The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)
Based on information contained in Amendment No. 5 to Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on January 20, 2012.  The address of this stockholder is 745 Fifth Avenue, New York, NY 10151.  Various accounts managed by Royce & Associates, LLC, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the Company.  The interest of one account, Royce Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC, amounted to 2,007,658 shares, or 6.1%, of the total outstanding shares as of May 15, 2012.

(3)
Based on information contained in Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on January 20, 2012.  The address of this stockholder is 40 East 52nd Street, New York, NY 10022.  Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the Company.

(4)
Based on information contained in Amendment No. 4 to Schedule 13D filed with the SEC on April 30, 2012 by Potomac Capital Partners III, L.P. (“PCP III”), Potomac Capital Management III, L.L.C. (“Potomac Management III”), Potomac Capital Partners L.P. (“PCP”), Potomac Capital Management, L.L.C. (Potomac Management”), Paul J. Solit, Eric Singer, Mark J. Bonney, and Mark F. Fitzgerald. As of the close of business on April 27, 2012, PCP III beneficially owned 1,788,886 shares, PCP beneficially owned 631,066 shares and Mr. Singer directly owned 45,000 shares. The Schedule 13D, as amended, states that PCP III, Potomac Management III and Messrs. Solit and Singer share the power to vote and dispose of the shares beneficially owned by PCP III.  PCP, Potomac Management and Mr. Solit share the power to vote and dispose of the shares beneficially owned by PCP.  Mr. Singer has the sole power to vote and dispose of the Shares directly owned by Mr. Singer. The Schedule 13D, as amended, further states that each of the reporting persons may be deemed to have formed a group within the meaning of Rule 13d-5(b) under the Exchange Act and each may therefore be deemed to beneficially own the shares of common stock beneficially owned by the others.

(5)
Based on information contained in Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on February 14, 2012.  The address of this stockholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.  Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the Schedule 13G for this stockholder are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of the Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934, as amended.

(6)
Includes 512,277 shares issuable upon exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012, 539,111 shares of Common Stock held by Thinh Q Tran’s family trust and 19,000 shares of Common Stock held by his two children’s trusts (9,500 shares each).  Mr. Tran disclaims beneficial ownership of Common Stock held by these trusts. Includes 70,948 shares acquired on December 14, 2010 pursuant to a restricted stock award that are subject to vesting provisions and 100,000 shares acquired on December 2, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(7)
Includes 155,916 shares issuable upon the exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012.  Includes 14,189 shares acquired on December 14, 2010 pursuant to a restricted stock award that are subject to vesting provisions and 15,000 shares acquired on December 2, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(8)
Consists of 37,333 shares issuable upon the exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012.  Includes 20,000 shares acquired on December 2, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(9)
Includes 30,000 shares issuable upon the exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012. Includes 8,690 shares acquired on July 8, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(10)
Consists of 35,000 shares issuable upon the exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012.  Includes 8,690 shares acquired on July 8, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(11)
Consists of 50,000 shares issuable upon the exercise of outstanding options which are exercisable within sixty (60) days of May 15, 2012.  Includes 8,690 shares acquired on July 8, 2011 pursuant to a restricted stock award that are subject to vesting provisions.

(12)	Includes 820,526 shares issuable upon the exercise of outstanding options held by six officers and directors which are exercisable within sixty (60) days of May 15, 2012.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 28, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	5,543,559	$12.73	3,923,480
Equity Compensation Plans not approved by security holders (2)	302,468	9.14	—
Totals	5,846,027	$2.47	3,923,480

(1)	Consists of securities remaining available for future issuance under Sigma’s 2009 Stock Incentive Plan and 2010 Employee Stock Purchase Plan.

(2)
Consists of options initially issued under the CopperGate Communications, Ltd. 2003 Share Option Plan (the “CopperGate Plan”).  We assumed the CopperGate Plan and all then outstanding and unvested options issued thereunder in November 2009 in connection with our acquisition of CopperGate Communications, Ltd.  The CopperGate Plan originally provided for the grant of stock options to any employee, director, consultant or advisor of CopperGate Communications, Ltd. (“CopperGate”) or any of its affiliates.  There are no shares reserved for future issuance under the CopperGate Plan.  If options outstanding under the CopperGate Plan are terminated without being exercised or are forfeited as a result of termination of employment, these shares will not become available for future grant.  The CopperGate Plan was originally approved by the shareholders of CopperGate prior to the assumption by us of the CopperGate Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

It is the Company’s policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company.  This policy is included in the Company’s Code of Business Conduct and Ethics.  The Company conducts a review of all related party transactions for potential conflict of interest situations on an ongoing basis.  The Company’s Audit Committee must approve any waiver of the Code of Business Conduct and Ethics for Senior Executives, including related party transactions.  All waivers to the Code of Business Conduct and Ethics must be approved by the Company’s Board of Directors or a committee of the Board of Directors responsible for corporate governance.

Director Independence

The Board of Directors has determined that each of Messrs. Almon, Nguyen and Tsai is an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino McKenna LLP for each of our last two fiscal years.

	2012	2011
Audit fees (1)	$864,000	$973,000
Tax-related fees (2)	102,000	172,000
Total	$966,000	$1,145,000
____________________

(1)
Audit fees represent fees for professional services provided in connection with their audit of the Company’s consolidated financial statements, their audit of the effectiveness of internal control over financial reporting, reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and related statutory and regulatory filings.

(2)	Tax fees represent fees for professional services related to tax returns, tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm.  In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm.  Under this policy, the Audit Committee must pre-approve all audit and audit related services.  All of the services in fiscal 2011 and 2012 were pre-approved by the Audit Committee.  The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 25th day of May 2012.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thinh Q. Tran Thinh Q. Tran	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 25, 2012

/s/ Thomas E. Gay III Thomas E. Gay III	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 25, 2012

/s/ William J. Almon William J. Almon	Director	May 25, 2012

/s/ Julien Nguyen Julien Nguyen	Director	May 25, 2012

/s/ Lung C. Tsai Lung C. Tsai	Director	May 25, 2012

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

2.1
Acquisition Agreement, dated as of October 12, 2009, by and among Sigma, CopperGate Communications Ltd., Carmel V.C. 2 Ltd. and Tamir Fishman Ventures Management II Ltd., as the Holder Representatives, and the Selling Shareholders.
Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K filed on October 14, 2009.
2.2	Asset Purchase Agreement dated March 23, 2012 by and between Sigma Designs, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.	Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K on March 28, 2012.
2.3	Amendment to Asset Purchase Agreement dated May 4, 2012 by and between Sigma Designs, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.	Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K on May 9, 2012.
3.1	Second Restated Articles of Incorporation.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Bylaws of Sigma, as amended.	Incorporated by reference to exhibit 3.6 filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock dated June 4, 2004.	Incorporated by reference to exhibit 3.6 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.8	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

3.9	Certificate of Amendment of Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock of Sigma Designs, Inc.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K filed on April 10, 2012.

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between Sigma and Mellon Investor Services LLC, as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
Incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed on June 8, 2004.

4.2	Amendment No. 1 to Rights Agreement, dated as of April 9, 2012, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC),	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K filed on April 10, 2012.

10.1*	Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.2*	1994 Director Stock Option Plan and form of Director Option Agreement.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.
10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Form S-8 filed on July 11, 2003.

10.7	Form of Voting and Support Agreement.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 14, 2009.

21.1	Subsidiaries of the Registrant.	Incorporated by reference to exhibit 21.1 filed with the Annual Report on Form 10-K filed on March 29, 2012.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino McKenna LLP)	Incorporated by reference to exhibit 23.1 filed with the Annual Report on Form 10-K filed on March 29, 2012.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Previously filed.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

101.INS	XBRL Instance	Previously furnished.

101.SCH	XBRL Taxonomy Extension Schema	Previously furnished.

101.CAL	XBRLTaxonomy Extension Calculation	Previously furnished.

101.DEF	XBRL Taxonomy Extension Definition	Previously furnished.

101.LAB	XBRL Taxonomy Extension Labels	Previously furnished.

101.PRE	XBRL Taxonomy Extension Presentation	Previously furnished.

*	Indicates management contract or compensatory plan or arrangement.