Form 10-Q
period 2012-04-28
SIGMA DESIGNS INC
filed 2012-06-07
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012
or

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

As of May 30, 2012, the Company had 32,904,078 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.         FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$79,050	$44,283
Short-term marketable securities	7,329	42,134
Restricted cash	1,769	1,769
Accounts receivable, net	23,575	21,180
Inventories	18,611	22,037
Deferred tax assets	4,831	4,832
Prepaid expenses and other current assets	7,353	7,234
Total current assets	142,518	143,469

Long-term marketable securities	52,825	62,022
Software, equipment and leasehold improvements, net	18,153	19,609
Intangible assets, net	43,577	45,656
Deferred tax assets, net of current portion	16,598	16,595
Notes receivable, net of current portion	2,750	3,000
Long-term investments	6,444	6,443
Other non-current assets	496	430
Total assets	$283,361	$297,224

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,764	$8,438
Accrued liabilities	21,512	24,081
Total current liabilities	29,276	32,519

Other long-term liabilities	15,031	15,168
Long-term deferred tax liabilities	1,062	1,062
Total liabilities	45,369	48,749

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	463,127	460,246
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	941	603
Accumulated deficit	(140,135)	(126,433)
Total shareholders' equity	237,992	248,475

Total liabilities and shareholders' equity	$283,361	$297,224

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net revenue	$40,258	$60,632
Cost of revenue	19,163	30,840
Gross profit	21,095	29,792

Operating expenses:
Research and development	21,789	21,596
Sales and marketing	6,888	8,501
General and administrative	6,379	5,435
Total operating expenses	35,056	35,532
Loss from operations	(13,961)	(5,740)

Interest and other income, net	491	819
Loss before income taxes	(13,470)	(4,921)
Provision for income taxes	232	749
Net loss	$(13,702)	$(5,670)

Net loss per share:
Basic	$(0.42)	$(0.18)
Diluted	$(0.42)	$(0.18)

Shares used in computing net loss per share:
Basic	32,661	31,731
Diluted	32,661	31,731

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net loss	$(13,702)	$(5,670)

Other comprehensive income:
Accumulated translation adjustment	71	638
Unrealized gain on marketable securities	267	168
Other comprehensive income	338	806

Comprehensive loss	$(13,364)	$(4,864)

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(13,702)	$(5,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,117	7,437
Stock-based compensation	2,826	3,191
Provision for excess and obsolete inventory	303	167
Provision for (release of) sales discounts and doubtful accounts	149	(44)
Loss on disposal of equipment	34	47
Accretion of contributed leasehold improvements	(69)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(2,544)	(5,936)
Inventories	3,123	(644)
Prepaid expenses and other current assets	(113)	(727)
Other non-current assets	182	15
Accounts payable	(1,605)	(1,343)
Accrued liabilities	392	(3,826)
Other long-term liabilities	(1,019)	839
Net cash used in operating activities	(6,926)	(6,554)

Cash flows from investing activities:
Restricted cash	—	(5)
Purchases of marketable securities	(10,393)	(20,104)
Sales and maturities of marketable securities	54,662	17,571
Purchases of software, purchased IP, equipment and leasehold improvements	(2,667)	(5,233)
Net cash provided by (used in) investing activities	41,602	(7,771)

Cash flows from financing activities:
Net proceeds from exercise of employee stock options	55	1,164
Net cash provided by financing activities	55	1,164

Effect of foreign exchange rate changes on cash and cash equivalents	36	248
Increase (decrease) in cash and cash equivalents	34,767	(12,913)

Cash and cash equivalents at beginning of period	44,283	72,732
Cash and cash equivalents at end of period	$79,050	$59,819

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$468	$197

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) is a leader in connected media platforms.  We specialize in chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems.  We sell our products to manufacturers, designers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements.  However, we believe that the disclosures are adequate and fairly present the information.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 28, 2012 included in our Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at April 28, 2012 and January 28, 2012, the consolidated results of our operations for the three months ended April 28, 2012 and April 30, 2011, and the consolidated cash flows for the three months ended April 28, 2012 and April 30, 2011.  The results of operations for the three months ended April 28, 2012 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The first quarter of fiscal 2012 ended on April 28, 2012.  The first quarter of fiscal 2011 ended on April 30, 2011.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Consolidated Condensed Statements of Operations for any period and does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statements of Cash Flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization for software, equipment and leasehold improvements is computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Long-lived assets:   The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.  Long-lived assets include intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  We assess the carrying value of long-lived assets, including purchased intangible assets, whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

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

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices.  As a result of our inventory valuation reviews, we charged approximately $0.3 million and $0.2 million to cost of revenue for the three months ended April 28, 2012 and April 30, 2011, respectively.  Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result.  There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

The impact of an uncertain income tax position on an income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Recent accounting pronouncements:  There have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

2.             Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	April 28, 2012			January 28, 2012
	Book Value	Net Unrealized Gain (Loss)	Fair Value	Book Value	Net Unrealized Gain (Loss)	Fair Value
Corporate bonds	$51,537	$438	$51,975	$91,829	$192	$92,021
Money market funds	46,616	—	46,616	20,876	—	20,876
Corporate commercial paper	—	—	—	1,946	—	1,946
US agency discount notes	6,505	(2)	6,503	8,506	(4)	8,502
Municipal bonds and notes	1,654	22	1,676	1,668	19	1,687
Total cash equivalents and marketable securities	$106,312	$458	$106,770	$124,825	$207	$125,032

Cash on hand held in the United States			5,414			1,030
Cash on hand held overseas			27,020			22,377
Total cash on hand			32,434			23,407
Total cash, cash equivalents and marketable securities			$139,204			$148,439

Reported as:
Cash and cash equivalents			$79,050			$44,283
Short-term marketable securities			7,329			42,134
Long-term marketable securities			52,825			62,022
			$139,204			$148,439

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	April 28, 2012		January 28, 2012
	Book Value	Fair Value	Book Value	Fair Value
Due in 1 year or less	$53,912	$53,945	$62,970	$63,010
Due in greater than 1 year	52,400	52,825	61,855	62,022
Total	$106,312	106,770	$124,825	$125,032

3.             Fair values of assets and liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The accounting standards establish a consistent framework for measuring fair value and disclosure requirements about fair value measurements and among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Determination of Fair Value

Our cash equivalents and marketable securities are classified within Level 1 because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with high credit ratings and an ongoing trading market.

Our foreign currency derivative instruments are classified as Level 2 because they are valued using quoted prices and other observable data of similar instruments in active markets.

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 and January 28, 2012 (in thousands):

	As of April 28, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$51,975	51,975	$—	$—
Money market funds	46,616	46,616	—	—
US agency discount notes	6,503	6,503	—	—
Municipal bonds and notes	1,676	1,676	—	—
Total cash equivalents and marketable securities	106,770	106,770	—	—
Restricted cash	1,769	1,769	—	—
Derivative instruments	(9)	—	(9)	—
Total assets measured at fair value	$108,530	108,539	$(9)	$—

	As of January 28, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$92,021	$92,021	$—	$—
Money market funds	20,876	20,876	—	—
US agency discount notes	8,502	8,502	—	—
Corporate commercial paper	1,946	1,946	—	—
Municipal bonds and notes	1,687	1,687	—	—
Total cash equivalents and marketable securities	125,032	125,032	—	—
Restricted cash	1,769	1,769	—	—
Derivative instruments	(121)	—	(121)	—
Total assets measured at fair value	$126,680	$126,801	$(121)	$—

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.  In fiscal 2009 and 2010, we purchased shares of preferred stock in a privately-held venture capital funded technology company at a total investment cost of $2.0 million and we purchased a convertible note receivable from the same company with a face value equal to the cost of $3.0 million, convertible into the issuer’s preferred stock under certain circumstances, bearing interest at a rate of 9% per annum which became callable on November 30, 2009.  During our second quarter of fiscal 2011, the issuer of the $3.0 million convertible promissory note and the $2.0 million of preferred stock determined that additional funding would be required to continue operations.  This convertible note receivable was classified within Level 3.  This issuer held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of the issuer’s assets at a price that would not allow us to collect any amount on our investments.  Based on the available information, we determined that the value of our investments in this issuer had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the convertible promissory note, accrued interest and preferred stock investment due to our expected inability to recover any value from it.  Subsequently, this issuer was liquidated in bankruptcy and we received no amounts.

As of April 28, 2012, we held equity investments in six, and promissory notes receivable in two, privately held venture capital funded technology companies with face values equal to cost of $6.4 million and $3.5 million, respectively.  Each of these investments constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

We do not assess these derivate contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting.  As of April 28, 2012, we had foreign exchange contracts to sell up to approximately $8.2 million for a total amount of approximately NIS 30.2 million, that mature on or before March 27, 2013.  As of January 28, 2012, we had foreign exchange contracts to sell up to approximately $10.2 million for a total amount of approximately NIS 37.0 million, that mature on or before December 27, 2012.  For the three months ended April 28, 2012 and April 30, 2011, we recognized gains of approximately $0.1 million and $0.5 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of April 28, 2012 and January 28, 2012 (in thousands):

Derivative Assets	Balance Sheet Location	April 28, 2012	January 28, 2012
Foreign exchange contracts not designated as cash flow hedges	Current liabilities	$(9)	$(121)
Total fair value of derivative instruments		$(9)	$(121)

The effects of derivative instruments on income and accumulated other comprehensive income for the three months ended April 28, 2012 and April 30, 2011 are summarized below (in thousands):

	Gains recognized in accumulated other comprehensive income on derivatives (Effective Portion)	Gains reclassified from accumulated other comprehensive income into earnings		Gains (Losses) recognized in earnings on derivatives (Including Ineffective Portion)
Derivative Instruments	Amount	Amount	Location	Amount	Location

Three months ended April 28, 2012 foreign exchange contracts	$—	$—	Operating expenses and cost of revenue	$82	Interest and other income, net
Three months ended April 30, 2011 foreign exchange contracts	$11	$74	Operating expenses and cost of revenue	$450	Interest and other income, net

5.             Restricted cash

As of April 28, 2012 and January 28, 2012, we had $1.8 million of restricted cash related to deposits pledged to a financial institution in connection with our foreign exchange forward hedging transactions and an office operating lease.

6.             Investments in and Notes receivable from privately held companies

Issuer A

During fiscal 2009, we purchased shares of preferred stock in a privately held venture capital funded technology company (“Issuer A”) at a total investment cost of $2.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million, which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.

Three of our four directors held equity interests in Issuer A in which we had invested an aggregate of $5.0 million and one of these directors was also a director of Issuer A.  In the aggregate, these equity and debt interests did not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who had no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of an arms-length negotiation process between Issuer A and us, with our negotiations led by our non-interested director.  We viewed this investment as a strategic investment in a technology platform into which we could potentially sell our chipset solutions.  In connection with this investment, we entered into a commercial agreement with Issuer A as well.

During the second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including accrued interest, due to our expected inability to collect any amounts in connection with these investments.  Subsequently, this issuer was liquidated in bankruptcy and we received no amounts.  Accordingly, as of April 28, 2012 and January 28, 2012, the convertible note in Issuer A was valued at zero.

Issuer B, C, D, E, F and G

During fiscal 2009, we purchased shares of preferred stock in a privately held venture capital funded technology company (“Issuer B”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.

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

As of April 28, 2012 and January 28, 2012, our equity investments in privately held companies were valued at $6.4 million, representing their cost, net of reserve for impairment.

Notes receivable from privately held companies

In November 2010, we loaned $1.0 million to Issuer B and received a secured promissory note.  This promissory note is secured by the assets of Issuer B, bearing interest at a rate of 5% per annum, and is scheduled to be fully repaid by June 2013.  In January 2012, we loaned $2.5 million to a privately held venture capital funded technology company (“Issuer H”), pursuant to a strategic agreement dated January 25, 2012.  We made this loan in exchange for a secured promissory note, bearing interest at a rate of 3% per annum.  The note plus the accrued interest is due 36 months from the agreement date.  The note is secured by the assets of Issuer H.  Additionally, pursuant to this agreement we have the right, subject to certain conditions, for one year from the agreement date, to acquire all the outstanding securities of Issuer H for $11.2 million.  As of April 28, 2012, these conditions had not been met and we had not determined whether we intend to exercise this right.  This right will expire in January 2013.  We have a variable interest in Issuer H and it is a variable interest entity, however, we have concluded that we are not the primary beneficiary of Issuer H because we do not have the power to direct the activities that most significantly impact Issuer H’s financial performance.  As of April 28, 2012, our maximum exposure to loss as a result of our involvement with Issuer H was limited to our $2.5 million note receivable.  None of our directors held any interest in these issuers from whom we purchased notes.

As of April 28, 2012 and January 28, 2012, our notes receivable from privately held companies were valued at $3.5 million, representing their cost.  We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions.  In each case, we entered into a commercial or strategic agreement in connection with our investment.  None of our directors held any interest in each of the issuers described above.

The following table sets forth the value of investments in and notes receivable from privately held companies as of April 28, 2012 and January 28, 2012:

Equity investments	April 28, 2012	January 28, 2012
Issuer A	$--	$--
Issuer B	2,000	2,000
Issuer C	1,000	1,000
Issuer D	1,000	1,000
Issuer E	300	300
Issuer F	2,000	2,000
Issuer G	144	143
Total equity investments	$6,444	$6,443

Notes receivable	April 28, 2012	January 28, 2012
Issuer B	$1,000	$1,000
Issuer H	2,500	2,500
Total notes receivable	$3,500	$3,500

Total Investments and Notes	$9,944	$9,943

7.             Inventories

Inventories consist of the following (in thousands):

	April 28, 2012	January 28, 2012
Wafers and other purchased materials	$10,696	$11,006
Work-in-process	890	191
Finished goods	7,025	10,840
Total	$18,611	$22,037

8.             Acquisitions

On March 21, 2011, we executed a definitive agreement to acquire certain assets, including intangible assets and products, from a business division of a large computer manufacturer for $5.0 million in cash, which we paid on May 3, 2011.  None of our directors had an interest in this large computer manufacturer.

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

9.             Intangible assets

In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Consolidated Condensed Statements of Operations for any period and does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statements of Cash Flows.  For comparability purposes, corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.

 As of January 28, 2012, we included under software, the third party purchased IP that we acquire for incorporation into our product designs.  During the first fiscal quarter of fiscal 2013, we reclassified $16.3 million, net of purchased IP from software, equipment and leasehold improvements to intangible assets.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.

The table below presents the balances of our intangible assets as of April 28, 2012 and January 28, 2012:

	April 28, 2012	January 28, 2012
Acquired intangible assets	$75,978	$75,978
Purchased IP	22,519	22,204
Total	$98,497	$98,182
Accumulated amortization	(54,920)	(52,526)
Intangible assets, net	$43,577	$45,656

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

Acquired intangible assets, subject to amortization, were as follows as of April 28, 2012 and January 28, 2012 (in thousands, except for years):

	April 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(29,984)	$21,229	4.5
Customer relationships	51,174	(30,486)	(15,282)	5,406	4.6
Purchased IP - amortizing	8,496	—	(6,405)	2,091	1.7
Trademarks	2,677	—	(1,849)	828	6.4
Non-compete agreements	1,400	—	(1,400)	—	—
	139,574	(55,100)	(54,920)	29,554	4.3
Purchased IP – not yet deployed	14,023	—	—	14,023	—
In-process research and development	11,070	(11,070)	—	—	—
	$164,667	$(66,170)	$(54,920)	$43,577

	January 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Purchased IP - amortizing	8,395	—	(5,900)	2,495	1.9
Trademarks	2,677	—	(1,805)	872	6.6
Non-compete agreements	1,400	—	(1,400)	—	—
	139,473	(55,100)	(52,526)	31,847	4.8
Purchased IP – not yet deployed	13,809	—	—	13,809	—
In-process research and development	11,070	(11,070)	—	—	—
	$164,352	$(66,170)	$(52,526)	$45,656

Amortization expense related to acquired intangible assets was $1.9 million and $4.7 million for the three months ended April 28, 2012 and April 30, 2011, respectively.  Amortization expense related to purchased IP was $0.5 million and $0.6 million for the three months ended April 28, 2012 and April 30, 2011, respectively.  As of  April 28, 2012, we had $14.0 million of purchased IP, which we have not yet begun to amortize.  As of April 28, 2012, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal year	Purchased IP - Amortizing	Developed Technology	Customer Relationships	Trademarks	Total
Remainder of 2013	$1,033	$4,586	$949	$133	$6,701
2014	762	5,378	1,265	119	7,524
2015	260	3,892	1,265	118	5,535
2016	36	3,860	1,109	118	5,123
2017	—	3,019	818	118	3,955
Thereafter	—	494	—	222	716
	$2,091	$21,229	$5,406	$828	$29,554

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

Details of the change in accrued warranty as of April 28, 2012 and April 30, 2011 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions	Deductions	Balance End of Period
April 28, 2012	$1,326	$124	$(325)	$1,125
April 30, 2011	1,300	206	(206)	1,300

11.          Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease which expires in September 2012.  We also lease facilities in Canada, China, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal years	Operating Leases
Remainder of 2013	$3,000
2014	2,177
2015	1,193
2016	840
2017	757
Thereafter	629
Total minimum lease payments	$8,596

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of April 28, 2012, the total amount of outstanding non-cancelable purchase orders was approximately $15.9 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three months ended April 28, 2012 and April 30, 2011, we recorded royalty expense of $0.4 million and $0.6 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, Coppergate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through April 28, 2012, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3% to 4.5% of the sales of certain products up to an amount equal to 100% and 150% of the grants received.  As of April 28, 2012, our remaining obligation under these programs was $0.6 million.

Contingencies

Litigation

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  Currently, we are under two such audits and have recently been notified of a third.  We have accrued estimated fees and penalties of $0.6 million in connection with these audits.  If we cannot resolve these audits in a cooperative manner with our license partners, we could be subject to revocation of the applicable license or other penalties, including additional cash penalties.

12.          Net loss per share

Basic net loss and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net loss per share computed for the three months ended April 28, 2012 and April 30, 2011 (in thousands, except per share amounts):

	Three Months Ended
	April 28, 2012	April 30, 2011
Numerator:
Net loss, as reported	$(13,702)	$(5,670)
Denominator:
Weighted average common shares outstanding - basic	32,661	31,731
Effect of dilutive securities:
Stock options	—	—
Shares used in computation – diluted	32,661	31,731
Net loss per share:
Basic	$(0.42)	$(0.18)
Diluted	$(0.42)	$(0.18)

The following table sets forth the excluded anti-diluted and excluded potentially dilutive securities for the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Stock options excluded because the effect of including would be anti-dilutive	153	611
Stock options excluded because exercise price is in excess of average stock price	5,547	3,437

Restricted stock awards and units excluded because the effect of including would be anti-dilutive	21	—
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	733	—

13.           Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of April 28, 2012, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

Our 2009 Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, other stock-related and performance awards that may be settled in cash, stock or other property.  In July 2009, 2,900,000 shares of common stock were reserved for issuance and in July 2011 an additional 2,000,000 shares were reserved for issuance under the 2009 Incentive Plan.  In addition, up to 1,000,000 shares of common stock subject to stock awards outstanding under the 2001 Plan but terminated prior to exercise and would otherwise be returned to the share reserves under our 2001 Plan may become available for issuance under the 2009 Incentive Plan.

As of April 28, 2012, 2,179,568 shares were available for future grants under our stock incentive plans.  Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 28, 2012	5,846,027	$12.47	6.16	$885,840
Granted	-	-
Cancelled	(152,654)	11.33
Exercised	(25,801)	2.18
Balance, April 28, 2012	5,667,572	$12.54	6.03	$710,739

Ending Vested and Expected to Vest	5,576,692	$12.58	5.99	$692,795
Ending Exercisable	3,784,702	$13.15	5.25	$582,881

The aggregate intrinsic value as of April 28, 2012, in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.63 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans was $0.1 million and $0.6 million for the three months ended April 28, 2012 and April 30, 2011, respectively, determined as of the option exercise.  The total fair value of options which vested during the three months ended April 28, 2012 and April 30, 2011 was $1.5 million and $3.2 million, respectively.

As of April 28, 2012, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $17.0 million and will be recognized over an estimated weighted average amortization period of 2.8 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

We value restricted stock awards, or RSAs, using the quoted market price of the underlying stock on the date of grant.  RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met.  The majority of RSAs vest over five years according to the terms specified in the individual grants.  As of April 28, 2012, the unrecorded stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $1.7 million and will be recognized over an estimated weighted average amortization period of 3.2 years.  The following table sets forth the shares of restricted stock awards outstanding as of April 28, 2012:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Unit	Aggregate Value
Balance as of January 28, 2012	231,179	$8.82	-
Granted	-	-
Balance as of April 28, 2012	231,179	$8.82	$2,038,473

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan vest over a period of four years according to the terms specified in the individual grants.  As of April 28, 2012, the unrecorded stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $3.3 million and will be recognized over an estimated weighted average amortization period of 3.6 years.  The following table sets forth the shares of RSUs outstanding as of April 28, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value
Balance as of January 28, 2012	547,500	$5.92
Granted	23,075	$6.03
Cancelled	(7,600)	$6.44
Balance as of April 28, 2012	562,975	$5.62	$3,169,549

Employee stock purchase plan

As of April 28, 2012, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 682,451 shares had been issued.

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

The fair value of each option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 28, 2012		April 30, 2011
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	-	46.03%	51.31%	37.52%
Risk-free interest rate	-	0.08%	2.29%	0.21%
Expected term (in years)	-	0.50	5.92	0.50
Dividend yield	-	None	None	None
Weighted average fair value at grant date	-	$1.85	$6.89	$2.94

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

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Cost of revenue	$117	$100
Research and development expenses	1,463	1,532
Sales and marketing expenses	472	594
General and administrative expenses	774	965
Total stock-based compensation	$2,826	$3,191

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $17,000 in calendar year 2012.  Employees age 50 or over may elect to contribute an additional $5,500.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.3 million and $0.3 million for the three months ended April 28, 2012 and April 30, 2011, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit which is $22,970 Canadian in calendar year 2012.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP totaled $28,000 and $32,000 for the three months ended April 28, 2012 and April 30, 2011, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contribution to the Retirement Pension Plan totaled $47,000 and $42,000 for the three months ended April 28, 2012 and April 30, 2011, respectively.

Severance plan

We maintain a severance plan for 17 Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one-month salary for each year of employment or a portion thereof.  As of April 28, 2012, we have an accrued severance liability of $1.2 million partially offset by $1.2 million of severance employee funds.

 14.         Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Hong Kong, Israel and Singapore.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income or expense or net income.

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Asia	$36,604	$57,614
North America	1,866	2,115
Other regions	1,199	61
Europe	589	842
Net revenue	$40,258	$60,632

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
China, including Hong Kong	$30,077	51,123
Rest of the world	10,181	9,509
	$40,258	60,632

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	April 28, 2012	April 30, 2011
Flextronics	16%	*
Motorola	16%	20%
Gemtek	14%	30%

* This customer provided less than 10% of our net revenue in this period.

Three international direct customers accounted for 23%, 17%, and 16% of total accounts receivable as of April 28, 2012.  Four international direct customers accounted for 17%, 17%, 15% and 13% of total accounts receivable as of January 28, 2012.

15.          Subsequent event

On May 4, 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”) used in or related to Trident’s digital television and PC television businesses (the “DTV Business”) for a purchase price of $21.0 million plus additional cash consideration of $21.2 million as a result of adjustments based on the closing asset balance of the DTV Business, plus the assumption of certain employee related liabilities pursuant to an Asset Purchase Agreement dated March 23, 2012 (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, we acquired all of Trident’s DTV Business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Agreement.  We also acquired the right to use facilities of Trident under short-term facilities use agreements for facilities located in Shanghai and Beijing, China; The Netherlands; Taiwan and California.  We hired approximately 320 employees whose services are used in the DTV Business.  Trident and we have also entered into a transition services agreement pursuant to which Trident will provide certain services to us following the closing.  We will also receive transition support services from the purchaser of Trident’s set-top box business.

Since the acquisition date occurred subsequent to April 28, 2012, the DTV Business assets acquired and liabilities assumed are not included in the unaudited condensed consolidated balance sheets as of April 28, 2012.  Due to the limited time since the acquisition date, it is not practicable to prepare the supplemental pro forma revenue and earnings information.  In addition, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.  Through April 28, 2012, we incurred an aggregate of approximately $0.5 million in expenses in connection with the DTV Business acquisition, and we expect to incur additional expenses relating to the integration of the DTV Business operation.

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

 Overview

Our goal is to be a leader in connected media platforms for use in home entertainment and control.  We focus on integrated chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top boxes, connected media players, residential gateways and home control systems.  We have four chipset product lines: media processor products, home networking products, video image processor and encoder products, and home control and energy management automation products.  We sell our products into five primary markets: IPTV media processor, home networking, home control and energy management, connected media player, and the prosumer and industrial audio/video markets.  We also sell a small amount of our chipsets into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We believe our software suite is a key differentiator within each of our target markets.  Our software suite provides a foundation for our customers to develop their products that incorporate our chipsets.

Our chipset products and target markets

Products

Our products are delineated into four primary lines of chipset products.  Our chipsets are targeted toward manufacturers and large volume original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, building products for the IPTV, home networking, home control and energy management, connected media player and prosumer and industrial audio/video consumer electronic markets.  For both the three months ended April 28, 2012 and April 30, 2011, we derived nearly all of our net revenue from sales of our chipset products.  We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services is not a significant portion of our total net revenue.

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

Target Markets

IPTV Media Processor Market

The IPTV media processor market consists primarily of telecommunication carriers that deploy IPTV set-top boxes for delivering video services over a DSL network.  We serve this market primarily with our media processor products.  We are a leading provider of high definition digital media processors for set-top boxes in the IPTV media processor market in terms of units shipped.  Our media processor products are used by leading IPTV set-top box providers, such as Cisco Systems, Motorola, Netgem and Samsung.  IPTV set-top boxes incorporating our media processors are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America, such as AT&T, Deutsche Telekom, NTT and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Android and Linux providers, to design solutions that address carriers' specific requirements regarding features and performance.  In connection with our efforts to expand our IPTV media processor market, we have development projects underway to address the hybrid set-top box opportunities that result from combining IPTV with cable and terrestrial broadcast reception.

Home Networking Market

The home networking market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP or data through wired connectivity.  Our home networking products are currently used in IPTV set-top boxes as well as residential gateways, optical network terminals, multiple-dwelling unit, or MDU, masters and network adapters by leading OEMs, such as Actiontec, Cisco Systems, Pace and Motorola.  Set-top boxes containing our home networking products are deployed globally, primarily in North America, by telecommunications carriers, such as AT&T, Bell Aliant, Bell Canada, Century Link and Telus.  To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

Home Control and Energy Management Market

The home control and energy management market consists of communication devices that use a standard protocol to connect equipment inside the home through wireless connectivity.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.

Connected Media Player Market

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and wireless streaming PC to TV devices that perform playback of digital media.  We target this market with our media processor products.  Our media processors are used by consumer electronics providers, such as IO-Mega, Netgear and Western Digital in applications such as DMAs and other connected media player devices.

Prosumer and Industrial Audio/Video Market

The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our video image processor and video encoder product lines.  Our VXP video image processor products are one of the leading solutions for studio-quality video image processing and are used by leading industry participants, such as Harris, Panasonic, Polycom and Sony.  Our video encoder products are used in security and video conferencing systems.

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

Our business is substantially dependent upon being designed into set-top boxes of large telecommunications carriers.  If we are not designed into a particular generation of set-top boxes for our large target end customers, our operating results can be materially and adversely affected.  We must spend a considerable amount of resources to compete for these design wins and the failure to obtain a design win for a particular generation of set-top boxes, and in particular for our large target end customers, means we likely would not recover a substantial portion of our expenses in competing for these design wins.  However, if we do obtain these design wins, it is often the case that our end customer and direct customer will continue to incorporate our chipset solutions for that generation of set-top boxes.  The set-top box industry is cyclical due to product transitions from generation to generation.  Each generation typically incorporates emerging technologies, and so we must expend a considerable amount of research and development resources in order to compete in each of these cycles.  Our failure to obtain a design win in a particular generation does not mean we necessarily will be unable to obtain a design win in the next generation.  For example, our sales in the IPTV media processor market decreased in the past four fiscal quarters as a result of our inability to obtain certain design wins for our last generation of chipset solutions.  However, we are in the process of competing for the next generation of set-top boxes, and we believe our chipset solutions contain features and prices that compete favorably with competitive offerings.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the unaudited condensed consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012 reflect the more significant judgments and estimates used in preparation of our annual and interim financial statements except for the updated policies below.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify, prospectively, our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Consolidated Condensed Statements of Operations for any period and does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statements of Cash Flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.0 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization for software, equipment and leasehold improvements is computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Long-lived assets:   The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.  Long-lived assets include intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  We assess the carrying value of long-lived assets, including purchased intangible assets, whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenue		April 30, 2011	% of Net Revenue
Net revenue	$40,258	100%		$60,632	100%
Cost of revenue	19,163	48%		30,840	51%
Gross profit	21,095	52%		29,792	49%
Operating expenses:
Research and development	21,789	54%		21,596	35%
Sales and marketing	6,888	17%		8,501	14%
General and administrative	6,379	16%		5,435	9%
Total operating expenses	35,056	87%		35,532	58%
Loss from operations	(13,961)	(35%	)	(5,740)	(9%)
Interest and other income, net	491	1%		819	1%
Loss before income taxes	(13,470)	(34%	)	(4,921)	(8%)
Provision for income taxes	232	*		749	1%
Net loss	$(13,702)	(34%	)	$(5,670)	(9%)

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended April 28, 2012 decreased $20.4 million, or 34%, compared to the corresponding period in the prior fiscal year.  The decrease was due primarily to a 29% decrease in average selling price, or ASP, primarily as a result of a shift in product mix, and a 7% decrease in units shipped.  The units shipped for our home networking and home control and energy management products, which have lower ASPs than our media processor products, increased and the units shipped for our media processor products decreased.  We expect our total net revenue to increase in future periods as we recognize the benefit of acquired products from our acquisition of assets used in the digital TV business from Trident Microsystems.

Net revenue by target market

We sell our products into five primary target markets, which are the IPTV media processor market, home networking market, home control and energy management market, connected media player market, and the prosumer and industrial audio/video market.  We also sell a small amount of our chipsets into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenue	April 30, 2011	% of Net Revenue
Home networking	$20,838	52%	$24,820	41%
IPTV media processor	10,390	26%	22,308	37%
Home control and energy management	3,184	8%	2,590	4%
Connected media player	3,152	8%	7,855	13%
Prosumer and industrial audio/video	2,571	6%	2,883	5%
Other	123	*	176	*
Net revenue	$40,258	100%	$60,632	100%

* This market provided less than 1% of our net revenue in this period.

Home networking market:   For the three months ended April 28, 2012, net revenue from sales of our products into the home networking market decreased $4.0 million, or 16%, compared to the corresponding period in the prior fiscal year.  This decrease was primarily the result of a decrease in ASP in the home networking market which was partially offset by an increase in units shipped.  Our revenue from the home networking market as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year increased by 11 percentage points primarily as a result of the increase in demand in the home networking market as well as the decline in demand in the connected media player and IPTV media processor markets.  We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IPTV media processor market:  For the three months ended April 28, 2012, net revenue from sales of our products into the IPTV media processor market decreased $11.9 million, or 53%, compared to the corresponding period in the prior fiscal year.  This decline was attributable to a decline in both ASP and units shipped as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.  Our revenue from the IPTV media processor market as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year decreased by 11 percentage points primarily as a result of the decrease in demand for our chipsets in the IPTV media processor market.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of our newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.  We do not expect an increase in our revenue from the IPTV media processor market until at least the second half of fiscal 2013.  We believe a large telecommunication service provider, whom we target as a significant end customer, is in the process of shifting to another generation of products in the near term and we are competing for this business.

Home control and energy management market:   For the three months ended April 28, 2012, net revenue from sales of our products into the home control and energy management market increased $0.6 million, or 23%, compared to the corresponding period in the prior fiscal year.  This increase was primarily the result of higher demand in the home control and energy management market and an increase in ASP.  Our revenue from the home control and energy management market as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year increased by 4 percentage points primarily as a result of the increase in demand in the home control and energy management market as well as the decline in demand in the connected media player and IPTV media processor markets.  We expect our revenue from the home control and energy management market to increase in fiscal 2013.

Connected media player market:  For the three months ended April 28, 2012, net revenue from sales of our products into the connected media player market decreased $4.7 million, or 60%, compared to the corresponding period in the prior fiscal year.  The decrease in revenue was the result of a decrease of 60% in units shipped, which was primarily due to competitive factors.  Our revenue from the connected media player market as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year decreased by 5 percentage points primarily as a result of the overall decrease in units shipped into the connected media player market.  We expect our revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.

Prosumer and industrial audio/video market:  For the three months ended April 28, 2012, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $0.3 million, or 11%, compared to the corresponding period in the prior fiscal year.  The decrease was attributable to a decrease in ASP, which was primarily due to a shift in product mix to lower ASP next-generation products.  Our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue increased by 1 percentage point for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  We expect our revenue from the prosumer and industrial audio/video market to fluctuate based on our ability to obtain design wins in our customers' newer generation products, broad economic trends affecting business spending on video conferencing and high end audio/video products and also discretionary consumer spending.

Other markets:  Our other markets consist of HDTV, PC add-in boards, development contracts, services and other ancillary markets.  The revenue derived from our other markets was not a significant portion of our total net revenue.

Net revenue by product group

Our primary product group consists of our chipsets.  Our chipsets are targeted toward manufacturers and large volume designer and manufacturer customers building products for the IPTV, home networking, home control and energy management, connected media player, and prosumer and industrial audio/video consumer electronic markets.  Sales of our chipsets accounted for approximately 99% and 99% of our net revenue for the three months ended April 28, 2012 and April 30, 2011, respectively.

We derive a minor portion of our revenue from other products and services, including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenue	April 30, 2011	% of Net Revenue
Asia	$36,604	91%	$57,614	95%
North America	1,866	5%	2,115	4%
Other regions	1,199	3%	61	*
Europe	589	1%	842	1%
Net revenue	$40,258	100%	$60,632	100%

* The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia decreased $21.0 million, or 36%, for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  The decrease in net revenue from Asia in absolute dollars was primarily attributable to lower demand in the IPTV media processor market.  Our net revenue from Asia as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year decreased by 4 percentage points.

As a percentage of total net revenue by country in the Asia region, China, including Hong Kong, represented 75% and 84% for the three months ended April 28, 2012 and April 30, 2011, respectively.

North America:  Our net revenue in absolute dollars from North America decreased $0.2 million, or 12%, for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  Our net revenue from North America increased 1 percentage point as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  The decrease in our net revenue from North America in absolute dollars was primarily attributable to lower demand for our SoC solutions for the prosumer and industrial audio/video and connected media player markets.

For the three months ended April 28, 2012 and April 30, 2011, our net revenue generated outside North America was 95% and 96% of our total net revenue, respectively.

Other regions: Our net revenue in absolute dollars from other regions increased $1.1 million for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  Our net revenue from other regions increased by 3 percentage points as a percentage of our net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  The increase in our net revenue from other regions in both absolute dollars and as a percentage of our total net revenue was primarily attributable to higher demand for our SoC solutions for the home networking market.

Europe:  Our net revenue in absolute dollars from Europe decreased $0.3 million, or 30%, for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year.  Our net revenue from Europe as a percentage of our total net revenue for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year was unchanged.  The decrease in our net revenue from Europe in absolute dollars was primarily attributable to lower demand for our SoC solutions for the IPTV media processor market.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
Customer	April 28, 2012	April 30, 2011
Flextronics	16%	*
Motorola	16%	20%
Gemtek	14%	30%

* This customer provided less than 10% of our net revenue in this period.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% change		April 30, 2011
Gross profit	$21,095	(29%	)	$29,792
Gross margin	52.4%			49.1%

The $8.7 million decrease in gross profit for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year was primarily due to a decline in revenue in the IPTV and connected media player markets.  These declines resulted in an increase in revenue as a percentage of total revenue in the home networking market which has lower average cost per chipsets, or ACU, and overall yields a high margin.  Our ASP declined by 29%, units shipped decreased by 7%, and our ACU declined by 53%.  The decrease in ASP was primarily due to the increase, as a percentage of total net revenue, of sales of our home networking and home control and energy management automation products and our new generation media processor products compared to sales of our older generation media processor products, which had higher ASPs.  The decrease in units shipped was primarily due to competitive factors and the timing of new product introductions at telecommunications service providers and other consumer electronics companies.  The decrease in ACU was primarily due to the same reasons noted for our ASP decline and also due to a $1.1 million benefit from the sale of previously written down products.  The decreases were partially offset by an increased percentage of fixed costs per unit due to the 7% decrease in units shipped.  Fixed costs include such items as depreciation and amortization and compensation costs for operations.

The 3.3 percentage point increase in gross margin for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year was primarily due to the $1.1 million, or 2.8 percentage points benefit from the sale of inventory which was previously written down and the shift in product mix to higher margin HPNA products.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three months ended April 28, 2012 and April 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 28, 2012	% of Net Revenue	April 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$13,513	33%	$12,105	20%	1,408	12%
Development and design costs	3,276	8%	3,975	7%	(699)	(18%)
Depreciation and amortization	1,948	5%	2,315	4%	(367)	(16%)
Stock-based compensation	1,463	4%	1,532	2%	(69)	(5%)
Other	1,589	4%	1,669	2%	(80)	(5%)
Total research and development expenses	$21,789	54%	$21,596	35%	193	1%

For the three months ended April 28, 2012, compensation and benefits increased primarily due to an increase in headcount to support new product development as well as salary increases.  The decrease in development and design costs was mainly due to a reduction in masks and shuttle purchases.  Other expenses decreased mainly due to a decrease in IT infrastructure expenses.  We expect our research and development expense to increase in absolute dollars as a result of our acquisition of assets used in the digital TV business from Trident Microsystems, but to remain relatively constant as a percentage of revenue as we grow our revenue as a result of this acquisition.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

The following table sets forth details of sales and marketing expense for the three months ended April 28, 2012 and April 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 28, 2012	% of Net Revenue	April 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$4,370	11%	$3,796	6%	574	15%
Depreciation and amortization	429	1%	2,094	4%	(1,665)	(80%)
Trade shows, travel and entertainment	696	2%	919	2%	(223)	(24%)
Stock-based compensation	472	1%	594	1%	(122)	(21%)
External commissions	161	*	368	*	(207)	(56%)
Other	760	2%	730	1%	30	4%
Total sales and marketing expenses	$6,888	17%	$8,501	14%	(1,613)	(19%)

 * The percentage of net revenue is less than one percent.

For the three months ended April 28, 2012, compensation and benefits increased primarily due to salary increases and an increase in headcount.  Depreciation and amortization decreased due to lower amortization of acquired intangible assets as a result of related acquired intangible assets impairment charges recorded in our third quarter of fiscal 2012.  Trade shows, travel and entertainment expenses decreased primarily as a result of our efforts to reduce travel expenses.  Stock-based compensation decreased primarily due to the timing of options and awards grants and option cancellations.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expenses remained unchanged.  We expect our sales and marketing expense to increase in absolute dollars as a result of our acquisition of assets used in the digital TV business from Trident Microsystems, but to remain relatively constant as a percentage of revenue as we grow our revenue as a result of this acquisition.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following table sets forth details of general and administrative expense for the three months ended April 28, 2012 and April 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	April 28, 2012	% of Net Revenue	April 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,068	5%	$2,144	4%	(76)	(4%)
Legal and accounting fees	1,753	4%	1,027	2%	726	71%
Stock-based compensation	774	2%	965	2%	(191)	(20%	)
Facilities and infrastructure	714	2%	492	*	222	45%
Other	1,070	3%	807	1%	263	33%
Total general and administrative expenses	$6,379	16%	$5,435	9%	944	17%

* The percentage of net revenue is less than one percent.

For the three months ended April 28, 2012, compensation and benefits decreased primarily due to a reduction in headcount.  The increase in legal and accounting fees is primarily due to legal fees incurred in connection with our acquisition of assets used in the digital TV business from Trident Microsystems.  The decrease in stock-based compensation expenses is primarily due to the timing of options and awards grants and option cancellations.  The increase in facilities and infrastructure is primarily due to higher IT infrastructure expenses.  Other expenses increased primarily due to a bad debt reserve recorded in April 2012.  We expect our general and administrative expense to increase in absolute dollars as a result of our acquisition of assets used in the digital TV business from Trident Microsystems, but to remain relatively constant as a percentage of revenue as we grow our revenues as a result of this acquisition.

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

Impairment, reclassification and amortization of intangible assets

In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Consolidated Condensed Statements of Operations for any period and does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statements of Cash Flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.

 As of January 28, 2012, we included under software, the third party purchased IP that we acquire for incorporation into our product designs.  During the first fiscal quarter of fiscal 2013, we reclassified $16.3 million, net of purchased IP from software, equipment and leasehold improvements to intangible assets.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.

The table below presents the balances of our intangible assets as of April 28, 2012 and January 28, 2012:

	April 28, 2012	January 28, 2012
Acquired intangible assets	$75,978	$75,978
Purchased IP	22,519	22,204
Total	$98,497	$98,182
Accumulated amortization	(54,920)	(52,526)
Intangible assets, net	$43,577	$45,656

During the third quarter of fiscal 2012, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  As a result, we recognized an intangible asset impairment charge of $55.1 million.

We classify our expense from the amortization of acquired developed technology of $1.5 million and $2.7 million for the three months ended April 28, 2012 and April 30, 2011, respectively, as cost of revenue.  We classify our expense from the amortization of purchased IP of $0.5 million for the three months ended April 28, 2012, as cost of revenue.  Amortization for purchased IP was $0.4 million for the three months ended April 30, 2011.  We classify our amortization expense for acquired customer relationships and trademarks of $0.4 million and $2.0 million for the three months ended April 28, 2012 and April 30, 2011, respectively, as sales and marketing expense.  As of April 28, 2012, the unamortized balance from our intangible assets was $43.6 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Acquired intangible assets subject to amortization were as follows as of April 28, 2012 (in thousands, except for years):

	April 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted average remaining amortization period (years)
Developed technology	$75,827	$(24,614)	$(29,984)	$21,229	4.5
Customer relationships	51,174	(30,486)	(15,282)	5,406	4.6
Capitalized IP - amortizing	8,496	—	(6,405)	2,091	1.7
Trademarks	2,677	—	(1,849)	828	6.4
Non-compete agreements	1,400	—	(1,400)	—	—
	139,574	(55,100)	(54,920)	29,554	4.3
Capitalized IP – not yet amortizing	14,023	—	—	14,023	—
In-process research and development	11,070	(11,070)	—	—	—
	$164,667	$(66,170)	$(54,920)	$43,577

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Cost of revenue	$117	$100
Research and development	1,463	1,532
Sales and marketing	472	594
General and administrative	774	965
Total stock-based compensation	$2,826	$3,191

The expensing of employee stock options, restricted stock awards and restricted stock units grants will continue to have an adverse impact on our results of operations.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% change		April 30, 2011
Interest and other income, net	$491	(40%	)	$819

Our other income and expense primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The decrease of $0.3 million, or 40%, for the three months ended April 28, 2012 compared to the corresponding period in the prior fiscal year was due primarily to foreign exchange losses as a result of the U.S. dollar weakening compared to the Euro, Danish krone, and Canadian dollar and a decrease in investment income in connection with market value fluctuations.  The decreases were partially offset by gains from hedging activities.

Provision for income taxes

We recorded a provision for income taxes of $0.2 million and $0.7 million for the three months ended April 28, 2012 and April 30, 2011, respectively.  Included in our provision for income taxes  are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	April 28, 2012	January 28, 2012
Cash and cash equivalents	$79,050	44,283
Short-term marketable securities	7,329	42,134
	$86,379	86,417

As of April 28, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $86.4 million. The balance was unchanged from $86.4 million at January 28, 2012 as the result of $6.9 million of cash used in our operating activities and $2.7 million in purchases of software, equipment and leasehold improvements.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $9.6 million of transfers from long-term marketable securities.  During the first quarter of fiscal 2013, we liquidated a significant portion of our short-term marketable securities to generate sufficient cash in anticipation of our asset acquisition from Trident Microsystems, which was completed on May 4, 2012.  We used a total of $42.2 million in cash for this acquisition in the second quarter of fiscal 2013.

As of April 28, 2012, we held $52.8 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Net cash provided by (used in):
Operating activities	$(6,926)	$(6,554)
Investing activities	41,602	(7,771)
Financing activities	55	1,164
Effect of foreign exchange rate changes on cash and cash equivalents	36	248
Net increase (decrease) in cash and cash equivalents	$34,767	$(12,913)

Cash flows from operating activities

Net cash used in operating activities of $6.9 million for the three months ended April 28, 2012 was primarily due to net loss of $13.7 million, a $2.5 million increase in accounts receivable, a $1.2 million decrease in accrued liabilities and accounts payable, and a $1.0 million decrease in other long-term liabilities.  These amounts were partially offset by non-cash expenses of $8.4 million and a $3.1 million decrease in inventory.  Non-cash expenses included in net income for the three months ended April 28, 2012 consisted primarily of $5.1 million in depreciation and amortization and $2.8 million in stock-based compensation expense.

The increase in accounts receivable was primarily the result of increased revenue compared to our prior fiscal quarter as well as the timing of product shipments during the quarter, which resulted in a decrease in our days of sales outstanding to 53 for the fiscal quarter ended April 28, 2012 compared to 54 for the previous fiscal quarter.  The decrease in inventories was the result of lower media processor wafer purchases during the quarter, which resulted in an increase in our annualized rate of inventory turns to 3.8 times per year compared to 3.4 for the prior quarter.  The decrease in accounts payable and accrued liabilities was primarily due to decreased purchases of inventory and the timing of payments for inventories and software.

Net cash used in operating activities of $6.6 million for the three months ended April 30, 2011 was primarily due to net loss of $5.7 million, a $5.9 million increase in accounts receivable, a $3.8 million decrease in accrued liabilities, a $1.3 million decrease in accounts payable, a $0.6 million increase in inventories and a $0.7 million increase in prepaid expenses and other current assets.  These amounts were partially offset by non-cash expenses of $10.7 million and a $0.8 million increase in other long-term liabilities.  Non-cash expenses included in net income for the three months ended April 30, 2011 consisted primarily of $7.4 million in depreciation and amortization and $3.2 million in stock-based compensation expense.

The increase in accounts receivable was primarily the result of timing of product shipments during the quarter, which resulted in an increase in our days of sales outstanding to 56 for the fiscal quarter ended April 30, 2011 compared to 48 for the previous fiscal quarter.  The increase in inventories was the result of increases in the level of our die bank and other purchased materials during the quarter which resulted in a decrease in our annualized rate of inventory turns to 3.2 for the fiscal quarter ended April 30, 2011 compared to 4.1 for the prior quarter.  The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments for inventories and software.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $41.6 million for the three months ended April 28, 2012, which was primarily due to net sales of marketable securities of $44.3 million, partially offset by purchases of software, equipment and leasehold improvements of $2.7 million.

Net cash used in investing activities was $7.8 million for the three months ended April 30, 2011, which was primarily due to purchases of software, equipment and leasehold improvements of $5.2 million and net purchases of marketable securities of $2.5 million.

Cash flows from financing activities

Net cash provided by financing activities was $55,000 for the three months ended April 28, 2012, which was due to proceeds from exercises of employee stock options.

Net cash provided by financing activities was $1.2 million for the three months ended April 30, 2011, which was due to proceeds from exercises of employee stock options.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in fiscal 2012 and in the first quarter of fiscal 2013 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

Our marketable securities include primarily corporate bonds, money market funds, US agency discount notes and municipal notes and bonds.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of April 28, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Fiscal 2018 and thereafter	Total
Operating leases	$3,000	$3,370	$1,597	$629	$8,596
Non-cancelable purchase orders	15,895	-	-	-	15,895
	$18,895	$3,370	$1,597	$629	$24,491

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

Interest rate sensitivity:  As of April 28, 2012 and January 28, 2012, we held approximately $139.2 million and $148.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, China, Denmark, France, Japan, Taiwan and Vietnam where the Canadian dollar, Danish krone, Euro, Japanese Yen, Taiwanese dollar and Vietnamese dong are the primary financial currencies, respectively.  Additionally, a significant portion of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of April 28, 2012, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of April 28, 2012, we had foreign exchange contracts with notional values of approximately $8.2 million that mature on or before March 27, 2013.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at April 28, 2012, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.6 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Canadian dollar, Chinese renminbi, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at April 28, 2012, the fair value of these foreign currency amounts would decline by $0.7 million.

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

As of April 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of April 28, 2012.

During the first quarter ended April 28, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in refinements to processes throughout our organization.

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

We may not be able to accurately anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner.  Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

●	accurately predict market requirements and evolving industry standards;

●	accurately design new chipset products;

●	timely complete and introduce new product designs;

●	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

●	ensure that our subcontractors have sufficient foundry, assembly and test capacity and packaging materials and achieve acceptable manufacturing yields;

●	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

●	gain market acceptance of our products and our customers' products.

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

For the three months ended April 28, 2012, Flextronics, Motorola and Gemtek accounted for 16%, 16% and 14%, respectively, of our net revenue.  For the three months ended April 30, 2011, Gemtek and Motorola accounted for 30% and 20%, respectively, of our net revenue.

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

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in March 2011, we completed the acquisition of certain assets from a large computer manufacturer and in November 2009, we completed the acquisition of CopperGate Communications Ltd., an Israeli company.  As a result, we added substantial operations, including 141 employees.  In May 2012, we completed the acquisition of certain assets used in the digital TV business of Trident Microsystems, where we hired approximately 230 new employees.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of April 28, 2012, we held 113 patents that have been issued and these patents will expire within the next one to fifteen years.  These patents cover the technology underlying our products.  We have also filed 87 patent applications that are under review.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including IPTV media processor, home networking, home control and energy management, connected media player and prosumer and industrial audio/video.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center.  During fiscal 2009, we established a foreign operating subsidiary in Singapore.  However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones.  As a result, we have initiated renewed negotiations with the Singapore tax agency in an effort to modify the business milestones to be more achievable and continue to benefit from a reduced rate of taxation.  Even though the agency continues to negotiate with us, there is a risk that we will not be able to achieve the modified milestones which could result in a significantly higher tax rate on the income we recognize in Singapore.  The increased tax rate could be applied to current profits or retroactively to income generated over previous years in Singapore, which could have a material adverse impact on our consolidated financial results.

We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States’ federal statutory tax rate and, as a consequence, our effective income tax rate has been and is expected to continue to be lower than the United States’ federal statutory rate.  Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure, if the relative mix of United States and international income or losses changes for any reason, or if we lose the benefit of our reduced tax rate in Singapore.  Accordingly, there can be no assurance that our income tax rate will be less than the United States’ federal statutory rate.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2012, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Canada and Vietnam, sales and research and development facilities in China, Denmark, France, Israel, Japan, Singapore and Taiwan and a sales and distribution facility in Hong Kong.

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

Our operations and financial results may be adversely affected as a result of the proxy solicitation process for our annual meeting of shareholders in 2012.

Potomac Capital Partners III, L.P. and certain of its affiliates, or Potomac, have filed a preliminary proxy statement soliciting proxies for the election of three new directors to our board of directors.  The election of directors is scheduled to take place at our 2012 annual meeting of shareholders.  We may incur expenses that are significantly higher than the expenses we typically incur in connection with our annual meeting of shareholders in responding to Potomac’s proposed slate of new directors.  In addition, in its preliminary proxy materials, Potomac has indicated it intends to seek reimbursement from us of all expenses it incurs in connection with its solicitation.  These additional costs could adversely affect our operations and financial results.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of April 28, 2012, we had 143 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, in the past, Israel and companies doing business with Israel have been the subject of economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Over the past several months, there has been an increase in civil unrest and political instability in the Middle East.   Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv.  Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program~~s~~ is exempt from tax for a period of two years commencing calendar year 2008 and 2009, respectively, and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

●	the loss of one or more significant customers;

●	changes in our pricing models and product sales mix;

●	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

●	new product introductions by us and our competitors;

●	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

●	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

●	availability of third-party manufacturing capacity for production of certain products;

●	shifts in demand for the technology embodied in our products and those of our competitors;

●	the timing of, and potential unexpected delays in, our customer orders and product shipments;

●	the impairment and associated write-down of strategic investments that we may make from time-to-time;

●	write-downs of accounts receivable;

●	inventory obsolescence;

●	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry-forwards or otherwise;

●	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

●	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

●	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

●	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the three months ended April 28, 2012, the high and low closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $6.11 on February 6, 2012 to a low of $4.68 on April 10, 2012.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

Our articles of incorporation and bylaws contain provisions that could limit the price that investors might be willing to pay in the future for shares of our common stock.  Our Board of Directors can authorize the issuance of preferred stock that can be created and issued by our Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future.  The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares.  In addition, our Board of Directors has adopted a shareholder rights plan that provides each share of our common stock with an associated right to purchase from us one one-thousandth share of Series D participating preferred stock at a purchase price of $58.00 in cash, subject to adjustment in the manner set forth in the rights agreement.  The rights are intended to deter certain types of changes in control, such as a hostile takeover attempt, because these rights would cause substantial dilution to a person or group that attempts to acquire a significant interest in Sigma on terms not approved by our Board of Directors.  In addition, provisions of California law could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of Sigma or other changes in our management.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

           None.

ITEM 5.  OTHER INFORMATION

None.

  ITEM 6.  EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith:

2.1
Asset Purchase Agreement dated March 23, 2012 by and between Sigma Designs, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2012).

2.2
Amendment to Asset Purchase Agreement dated May 4, 2012 by and between the Company and Trident Microsystems, Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K on May 4, 2012).

3.1
Certificate of Amendment of Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock of Sigma Designs, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

4.2
Amendment No. 1 to Rights Agreement, dated as of April 9, 2012, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), including the Certificate of Amendment of Certificate of Determination, attached thereto as Exhibit A-1. (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

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
Date: June 7, 2012
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Asset Purchase Agreement dated March 23, 2012 by and between Sigma Designs, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2012).

2.2
Amendment to Asset Purchase Agreement dated May 4, 2012 by and between the Company and Trident Microsystems, Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K on May 4, 2012).

3.1
Certificate of Amendment of Certificate of Determination of Rights, Preferences and Privileges of Series D Participating Preferred Stock of Sigma Designs, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

4.1
Preferred Stock Rights Agreement, dated as of June 7, 2004, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

4.2
Amendment No. 1 to Rights Agreement, dated as of April 9, 2012, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), including the Certificate of Amendment of Certificate of Determination, attached thereto as Exhibit A-1. (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on April 9, 2012).

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