Form 10-Q
period 2012-07-28
SIGMA DESIGNS INC
filed 2012-09-10
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012
or

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

As of August 30, 2012, the Company had 33,346,871 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$58,071	$44,283
Short-term marketable securities	10,770	42,134
Restricted cash	1,766	1,769
Accounts receivable, net	43,053	21,180
Inventories	33,182	22,037
Deferred tax assets	4,777	4,832
Prepaid expenses and other current assets	19,232	7,234
Total current assets	170,851	143,469

Long-term marketable securities	35,796	62,022
Software, equipment and leasehold improvements, net	20,602	19,609
Intangible assets, net	43,272	45,656
Deferred tax assets, net of current portion	16,549	16,595
Notes receivable, net of current portion	2,500	3,000
Long-term investments	6,444	6,443
Other non-current assets	3,491	430
Total assets	$299,505	$297,224

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,388	$8,438
Accrued liabilities	35,317	24,081
Total current liabilities	54,705	32,519

Other long-term liabilities	14,766	15,168
Long-term deferred tax liabilities	1,038	1,062
Total liabilities	70,509	48,749

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	468,055	460,246
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	435	603
Accumulated deficit	(153,553)	(126,433)
Total shareholders’ equity	228,996	248,475
Total liabilities and shareholders' equity	$299,505	$297,224

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenue	$68,251	$46,694	$108,509	$107,326
Cost of revenue	37,671	33,700	56,834	64,540
Gross profit	30,580	12,994	51,675	42,786

Operating expenses:
Research and development	27,975	21,805	49,764	43,401
Sales and marketing	7,795	8,429	14,683	16,930
General and administrative	9,489	5,197	15,868	10,632
Gain on acquisition	(1,417)	—	(1,417)	—
Total operating expenses	43,842	35,431	78,898	70,963
Loss from operations	(13,262)	(22,437)	(27,223)	(28,177)

Interest and other income, net	242	734	733	1,553
Loss before income taxes	(13,020)	(21,703)	(26,490)	(26,624)
Provision for income taxes	398	259	630	1,008
Net loss	$(13,418)	$(21,962)	$(27,120)	$(27,632)

Net loss per share:
Basic	$(0.41)	$(0.69)	$(0.83)	$(0.87)
Diluted	$(0.41)	$(0.69)	$(0.83)	$(0.87)

Shares used in computing net loss per share:
Basic	33,052	31,913	32,857	31,822
Diluted	33,052	31,913	32,857	31,822

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss	$(13,418)	$(21,962)	$(27,120)	$(27,632)

Other comprehensive income (loss):
Accumulated translation adjustment	(567)	(235)	(496)	405
Unrealized gain (loss) on marketable securities	61	(137)	328	29
Other comprehensive income (loss)	(506)	(372)	(168)	434

Comprehensive loss	$(13,924)	$(22,334)	$(27,288)	$(27,198)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net loss	$(27,120)	$(27,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,693	15,415
Stock-based compensation	5,576	6,327
Provision for excess and obsolete inventory	1,700	7,969
Provision for sales discounts and (recovery) of doubtful account	62	(44)
Deferred income taxes	(204)	(4)
Loss on disposal of equipment	87	77
Accretion of contributed leasehold improvements	(139)	(122)
Gain on acquisition	(1,417)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,525)	1,032
Inventories	1,572	6,583
Prepaid expenses and other current assets	(3,190)	(876)
Other non-current assets	(2,567)	41
Accounts payable	9,113	(4,776)
Accrued liabilities	12,118	(6,928)
Other long-term liabilities	(957)	578
Net cash used in operating activities	(3,198)	(2,360)

Cash flows from investing activities:
Restricted cash	3	(156)
Purchases of marketable securities	(14,593)	(44,814)
Sales and maturities of marketable securities	72,511	43,795
Purchases of software, equipment and leasehold improvements	(3,312)	(6,977)
Cash paid in connection with acquisition	(39,740)	(5,000)
Purchases of long-term investments	—	(2,000)
Net cash provided by (used in) investing activities	14,869	(15,152)

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	2,233	3,129
Net cash provided by financing activities	2,233	3,129

Effect of foreign exchange rate changes on cash and cash equivalents	(116)	163
Increase (decrease) in cash and cash equivalents	13,788	(14,220)

Cash and cash equivalents at beginning of period	44,283	72,732
Cash and cash equivalents at end of period	$58,071	$58,512

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,282	$514

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our” and “us”) is a leader in connected media platforms.  We specialize in digital television, or DTV, media processors and chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems.  We sell our products to manufacturers, designers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at July 28, 2012 and January 28, 2012, the consolidated results of our operations for the three and six months ended July 28, 2012 and July 30, 2011, and the consolidated cash flows for the six months ended July 28, 2012 and July 30, 2011.  The results of operations for the three and six months ended July 28, 2012 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The second quarter of fiscal 2013 ended on July 28, 2012.  The second quarter of fiscal 2012 ended on July 30, 2011.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Condensed Consolidated Statements of Operations for any period and does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

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

2.	Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	July 28, 2012			January 28, 2012
	Book Value	Net Unrealized Gain (Loss)	Fair Value	Book Value	Net Unrealized Gain (Loss)	Fair Value
Corporate bonds	$42,372	$528	$42,900	$91,829	$192	$92,021
Money market funds	17,728	—	17,728	20,876	—	20,876
Corporate commercial paper	—	—	—	1,946	—	1,946
US agency discount notes	2,003	(2)	2,001	8,506	(4)	8,502
Municipal bonds and notes	1,641	23	1,664	1,668	19	1,687
Total cash equivalents and marketable securities	$63,744	$549	64,293	$124,825	$207	125,032

Cash on hand held in the United States			5,783			1,030
Cash on hand held overseas			34,561			22,377
Total cash on hand			40,344			23,407
Total cash, cash equivalents and marketable securities			$104,637			$148,439

Reported as:
Cash and cash equivalents			$58,071			$44,283
Short-term marketable securities			10,770			42,134
Long-term marketable securities			35,796			62,022
			$104,637			$148,439

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	July 28, 2012		January 28, 2012
	Book Value	Fair Value	Book Value	Fair Value
Due in 1 year or less	$28,455	$28,497	$62,970	$63,010
Due in greater than 1 year	35,289	35,796	61,855	62,022
Total	$63,744	64,293	$124,825	$125,032

3.	Fair values of assets and liabilities

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

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of July 28, 2012 and January 28, 2012 (in thousands):
	As of July 28, 2012
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$42,900	$42,900	$—	$—
Money market funds	17,728	17,728	—	—
US agency discount notes	2,001	2,001	—	—
Municipal bonds and notes	1,664	1,664	—	—
Total cash equivalents and marketable securities	64,293	64,293	—	—
Restricted cash	1,766	1,766	—	—
Derivative instruments	(458)	—	(458)	—
Total assets/liabilities measured at fair value	$65,601	$66,059	$(458)	$—

	As of January 28, 2012
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$92,021	$92,021	$—	$—
Money market funds	20,876	20,876	—	—
Corporate commercial paper	1,946	1,946	—	—
US agency discount notes	8,502	8,502	—	—
Municipal bonds and notes	1,687	1,687	—	—
Total cash equivalents and marketable securities	125,032	125,032	—	—
Restricted cash	1,769	1,769	—	—
Derivative instruments	(121)	—	(121)	—
Total assets/liabilities measured at fair value	$126,680	$126,801	$(121)	$—

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.

As of July 28, 2012, we held equity investments in six, and promissory notes receivable in two, privately held venture capital funded technology companies with face values equal to cost of $6.4 million and $3.5 million, respectively.  Each of these investments constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

We currently do not assess our derivate contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting.  As of July 28, 2012, we had foreign exchange contracts to sell up to approximately $12.6 million for a total amount of approximately NIS 47.7 million, that mature on or before June 26, 2013.  As of January 28, 2012, we had foreign exchange contracts to sell up to approximately $10.2 million for a total amount of approximately NIS 37.0 million, that mature on or before December 27, 2012.  For the three and six months ended July 28, 2012, we recognized losses of approximately $0.5 million and $0.4 million, respectively, as a result of foreign exchange contracts.  For the three and six months ended July 30, 2011, we recognized gains of approximately $0.2 million and $0.7 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of July 28, 2012 and January 28, 2012 (in thousands):

Derivative Assets	Balance Sheet Location	July 28, 2012	January 28, 2012
Foreign exchange contracts not designated as cash flow hedges	Current liabilities	$(458)	$(121)
Total fair value of derivative instruments		$(458)	$(121)

The effects of derivative instruments on income and accumulated other comprehensive income for the three months and six months ended July 28, 2012 and July 30, 2011 are summarized below (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Three months ended July 28, 2012 foreign exchange contracts	$—	$—	Operating expenses and cost of revenue	$(513)	Interest and other income, net

Six months ended July 28, 2012 foreign exchange contracts	$—	$—	Operating expenses and cost of revenue	$(431)	Interest and other income, net

Three months ended July 30, 2011 foreign exchange contracts	$—	$29	Operating expenses and cost of revenue	$150	Interest and other income, net

Six months ended July 30, 2011 foreign exchange contracts	$—	$103	Operating expenses and cost of revenue	$600	Interest and other income, net

5.	Restricted cash

As of July 28, 2012 and January 28, 2012, we had $1.8 million of restricted cash related to deposits pledged to a financial institution in connection with our foreign exchange forward hedging transactions and an office operating lease.

6.	Investments in and notes receivable from privately held companies

Issuer A, B, C, D, E and F

During fiscal 2009, we purchased shares of preferred stock in a privately held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer B”) at a total investment cost of $1.0 million.

 In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately held technology company (“Issuer C”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we also purchased a convertible note from another privately held technology company (“Issuer D”) with a face value equal to the cost of $0.3 million.  This amount of $0.3 million will convert to a quantity of equity upon any closing of financing prior to December 31, 2012.

In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately held technology company (“Issuer E”) at a total investment cost of $2.0 million.

In the third quarter of fiscal 2012, we made an equity investment of $0.2 million in a privately held joint venture (“Issuer F”).

As of July 28, 2012 and January 28, 2012, our equity investments in privately held companies were valued at $6.4 million, representing their cost.

Notes receivable from privately held companies

In November 2010, we loaned $1.0 million to Issuer A and received a secured promissory note.  This promissory note is secured by the assets of Issuer A, bearing interest at a rate of 5% per annum, and is scheduled to be fully repaid by June 2013.  In January 2012, we loaned $2.5 million to a privately held venture capital funded technology company (“Issuer G”), pursuant to a strategic agreement dated January 25, 2012.  We made this loan in exchange for a secured promissory note, bearing interest at a rate of 3% per annum.  The note plus the accrued interest is due 36 months from the agreement date.  The note is secured by the assets of Issuer G.  Additionally, pursuant to this agreement we have the right, subject to certain conditions, for one year from the agreement date, to acquire all the outstanding securities of Issuer G for $11.2 million.  As of July 28, 2012, these conditions had not been met and we had not determined whether we intend to exercise this right.  This right will expire in January 2013.  We have a variable interest in Issuer G and it is a variable interest entity, however, we have concluded that we are not the primary beneficiary of Issuer G because we do not have the power to direct the activities that most significantly impact Issuer G’s financial performance.  As of July 28, 2012, our maximum exposure to loss as a result of our involvement with Issuer G was limited to our $2.5 million note receivable.

As of July 28, 2012 and January 28, 2012, our notes receivable from privately held companies were valued at $3.5 million, representing their cost.  We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions.  In each case, we entered into a commercial or strategic agreement in connection with our investment.  None of our officers or directors held any interest in each of the issuers described above.

The following table sets forth the value of investments in and notes receivable from privately held companies as of July 28, 2012 and January 28, 2012 (in thousands):

Equity investments	July 28, 2012	January 28, 2012
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	1,000	1,000
Issuer D	300	300
Issuer E	2,000	2,000
Issuer F	144	143
Total equity investments	6,444	6,443

Notes receivable
Issuer A	1,000	1,000
Issuer G	2,500	2,500
Total notes receivable	3,500	3,500

Total investments and notes	$9,944	$9,943

7.	Inventories

Inventories consist of the following (in thousands):

	July 28, 2012	January 28, 2012
Wafers and other purchased materials	$15,416	$11,006
Work-in-process	5,351	191
Finished goods	12,415	10,840
Total	$33,182	$22,037

8.	Acquisitions

On May 4, 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”) used in or related to Trident’s digital television and PC television businesses (the “DTV Business”) for a purchase price of $21.0 million plus additional cash consideration of $18.7 million as a result of adjustments based on the closing asset balance of the DTV Business, plus the assumption of certain employee related liabilities pursuant to an Asset Purchase Agreement dated March 23, 2012 (the “Purchase Agreement”).  The addition of Trident's industry-leading DTV media processor System-on-a-Chip, or SoC, products for next-generation Internet-enabled digital televisions is expected to significantly expand our served available market.  DTV products complement our existing IPTV set-top-box and connected media player SoC solutions and will augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home.

Pursuant to the Purchase Agreement, we acquired all of Trident’s DTV business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Purchase Agreement.  We also acquired the right to use certain facilities of Trident under short-term facilities use agreements for facilities located in Shanghai and Beijing, China, The Netherlands, Taiwan and California.  We hired approximately 320 employees whose services are used in the DTV Business.  We also entered into a transition services agreement with Trident under which Trident agreed to provide certain services to us following the closing.  The purchaser of Trident's set-top box business also agreed to provide transition support services to us.

In connection with this acquisition, we obtained a valuation of the assets acquired in order to allocate the purchase price.  The total purchase price was allocated to the net tangible and identified intangible assets based upon fair values as of May 4, 2012.  The fair value of the tangible assets and identifiable intangible assets acquired, net of liabilities assumed, exceeded the purchase price by $1.4 million, which was recognized in the condensed statements of operations as a gain on acquisition.  The purchase price in the transaction was allocated as follows (in thousands, except years):

	Amount

Purchase consideration:
Cash	$39,740

Tangible assets acquired and liabilities assumed	$40,019

		Estimated Useful Life (in years)
Identifiable intangible assets:
Developed technology	1,138	3
Gain on acquisition	(1,417)
Total consideration	$39,740

Beginning in the second quarter of fiscal 2013, the results of operations of the DTV business are included in the condensed consolidated results of operations.  For the three and six months ended July 28, 2012, net sales of approximately $26.6 million and operating loss of approximately $2.1 million attributable to the DTV business were included in the condensed consolidated results of operations.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred at January 30, 2011.  The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the DTV business.  The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for the three and six months ended July 28, 2012 and July 30, 2011 include non-recurring adjustments of $3.5 million and $4.0 million of direct acquisition costs for the three and six months ended July 28, 2012, respectively (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenue	$68,251	$85,877	$131,453	$202,778
Net loss	(13,418)	(32,442)	(45,665)	(45,709)
Basic and diluted net loss per share	(0.41)	(1.02)	(1.39)	(1.44)

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

In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  For comparability purposes, corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.  The reclassification has no effect on previously reported Condensed Consolidated Statements of Operations for any period and does not materially affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows.

We amortize purchased IP over the estimated useful life of the associated products, which is generally two to three years, and begin amortization at the time that we begin shipment of the associated products into which it is incorporated.

The table below presents the balances of our intangible assets as of July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012	January 28, 2012
Acquired intangible assets	$76,285	$75,978
Purchased IP	22,457	22,204
Total	$98,742	$98,182
Accumulated amortization	(55,470)	(52,526)
Intangible assets, net	$43,272	$45,656

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  As of October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million during the third quarter of fiscal 2012.  In addition, as a result of our review of indefinite-lived intangible assets during the third quarter of fiscal 2012, we recorded an impairment charge for our in-process research and development intangible assets of $11.1 million and a goodwill impairment charge of $45.1 million, which reduced the carrying value of goodwill to zero.

Acquired intangible assets, subject to amortization, were as follows as of July 28, 2012 and January 28, 2012 (in thousands, except for years):
	July 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	$76,603	$(24,614)	$(31,245)	$20,744	4.2
Customer relationships	50,706	(30,486)	(15,130)	5,090	4.3
Purchased IP - amortizing	7,398	—	(5,803)	1,595	1.7
Trademarks	2,676	—	(1,892)	784	6.3
Non-compete agreements	1,400	—	(1,400)	—	—
	138,783	(55,100)	(55,470)	28,213	4.1
Purchased IP – not yet deployed	15,059	—	—	15,059
In-process research and development	11,070	(11,070)	—	—
	$164,912	$(66,170)	$(55,470)	$43,272

	January 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Purchased IP - amortizing	8,395	—	(5,900)	2,495	1.9
Trademarks	2,677	—	(1,805)	872	6.6
Non-compete agreements	1,400	—	(1,400)	—	—
	139,473	(55,100)	(52,526)	31,847	4.8
Purchased IP – not yet deployed	13,809	—	—	13,809
In-process research and development	11,070	(11,070)	—	—
	$164,352	$(66,170)	$(52,526)	$45,656

Amortization expense related to acquired intangible assets and purchased IP was $2.5 million and $4.9 million for the three and six months ended July 28, 2012, respectively, and $5.3 million and $10.5 million for the three and six months ended July 30, 2011, respectively.  As of July 28, 2012, we had $15.1 million of purchased IP which we have not yet begun to amortize.  As of July 28, 2012, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal year	Purchased IP-Amortizing	Developed Technology	Customer Relationships	Trademarks	Total
Remainder of 2013	$510	$3,247	$633	$89	$4,479
2014	835	5,757	1,265	120	7,977
2015	215	4,272	1,265	118	5,870
2016	35	3,955	1,109	118	5,217
2017	—	3,019	818	118	3,955
Thereafter	—	494	—	221	715
	$1,595	$20,744	$5,090	$784	$28,213

10.	Product warranty

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

Details of the change in accrued warranty as of July 28, 2012 and July 30, 2011 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions	Deductions	Balance End of Period
July 28, 2012	$1,125	$232	$(200)	$1,157
July 30, 2011	1,300	324	(297)	1,327

Six Months Ended	Balance Beginning of Period	Additions	Deductions	Balance End of Period
July 28, 2012	$1,326	$356	$(525)	$1,157
July 30, 2011	1,300	530	(503)	1,327

11.           Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease which expires in September 2012.  We also lease facilities in Canada, China, Denmark, France, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal years	Operating Leases
Remainder of 2013	$1,613
2014	1,965
2015	1,268
2016	821
2017	725
Thereafter	613
Total minimum lease payments	$7,005

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of July 28, 2012, the total amount of outstanding non-cancelable purchase orders was approximately $29.2 million.

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

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and six months ended July 28, 2012, we recorded royalty expense of $0.4 million and $0.8 million, respectively, and $0.5 million and $1.1 million for the three and six months ended July 30, 2011, respectively, which was recorded to cost of revenue.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, CopperGate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through July 28, 2012, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 3% of the sales of certain products up to an amount equal to the amount of the grants received, plus LIBOR-based interest.  As of July 28, 2012, our remaining obligation under these programs was $0.7 million.

Contingencies

Litigation

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

Third-party licensed technology

 We license technologies from various third parties and incorporate that technology into our products.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  In the first quarter of fiscal 2013, we settled one such audit for $1.4 million.  As of July 28, 2012, we were under two such audits.  We have accrued estimated fees and penalties of $0.6 million in connection with these audits.  If we cannot resolve these audits in a cooperative manner with our license partners, we could be subject to revocation of the applicable license or other penalties, including additional cash penalties.

12.	Net loss per share

Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options excluded because the effect of including would be anti-dilutive	168	329	161	470
Stock options excluded because exercise price is in excess of average stock price	5,454	5,421	5,500	4,429
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	94	—	57	—
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	69	—	401	—

13.	Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of July 28, 2012, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of July 28, 2012, 2,044,611 shares were available for future grants under our stock incentive plans.  Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 28, 2012	5,846,027	$12.47	6.16	$885,840
Granted	—	—
Cancelled	(152,654)	11.33
Exercised	(25,801)	2.18
Balance, April 28, 2012	5,667,572	12.54	6.03	710,739
Granted	100,000	5.56
Cancelled	(84,414)	12.34
Exercised	(5,201)	3.23
Balance, July 28, 2012	5,677,957	12.43	5.72	1,163,897

Ending Vested and Expected to Vest	5,598,252	12.47	5.68	1,127,291
Ending Exercisable	3,946,445	13.12	4.96	861,903

The aggregate intrinsic value as of July 28, 2012 in the table above represents the total pretax intrinsic value, based on our closing stock price of $6.74 on that date, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans, determined as of the dates of option exercises, was zero and $0.1 million for the three and six months ended July 28, 2012, respectively, and $0.2 million and $0.8 million for the three and six months ended July 30, 2011, respectively.  The total fair value of options which vested, determined as of the dates such options vested, was $2.0 million and $3.5 million during the three and six months ended July 28, 2012, respectively, and $2.9 million and $6.1 million during the three and six months ended July 30, 2011, respectively.

As of July 28, 2012, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $14.9 million and will be recognized over an estimated weighted average amortization period of 2.7 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

We value restricted stock awards, or RSAs, using the quoted market price of the underlying stock on the date of grant.  RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every one share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met.  The majority of RSAs vest over five years according to the terms specified in the individual grants.  As of July 28, 2012, the unrecorded stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $1.5 million and will be recognized over an estimated weighted average amortization period of 3.4 years.  The following table sets forth the shares of restricted stock awards outstanding as of July 28, 2012:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Award	Aggregate Value
Balance as of January 28, 2012	231,179	$8.82
Granted	—
Released	—
Balance as of April 28, 2012	231,179	8.82
Granted	—
Released	(28,070)	8.63
Balance as of July 28, 2012	203,109	8.84	$1,795,484

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every one restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan primarily vest over a period of four years according to the terms specified in the individual grants.  As of July 28, 2012, the unrecorded stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $3.4 million and will be recognized over an estimated weighted average amortization period of 3.4 years.  The following table sets forth the shares of RSUs outstanding as of July 28, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Value
Balance as of January 28, 2012	547,500	$5.92
Granted	23,075	6.03
Cancelled	(7,600)	6.44
Balance as of April 28, 2012	562,975	5.62
Granted	84,625	5.56
Released	(234)	5.95
Cancelled	(21,975)	6.36
Balance as of July 28, 2012	625,391	6.74	$4,215,135

Employee stock purchase plan

As of July 28, 2012, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 1,106,269 shares had been issued.

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

The fair value of each option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	July 28, 2012		July 30, 2011
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	52.07%	41.54%	52.02%	49.49%
Risk-free interest rate	0.82%	0.16%	1.70%	0.10%
Expected term (in years)	5.88	0.50	5.94	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$2.70	$1.70	$5.92	$2.27

	Six Months Ended
	July 28, 2012		July 30, 2011
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	52.07%	41.54%	51.78%	49.49%
Risk-free interest rate	0.82%	0.16%	1.90%	0.10%
Expected term (in years)	5.88	0.50	5.93	0.50
Dividend yield	None	None	None	None
Weighted average fair value at grant date	$2.70	$1.70	$6.25	$2.27

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

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of revenue	$133	$129	$250	$229
Research and development expenses	1,508	1,684	2,971	3,216
Sales and marketing expenses	483	565	955	1,159
General and administrative expenses	627	758	1,400	1,723
Total share-based compensation	$2,751	$3,136	$5,576	$6,327

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.5 million for the three and six months ended July 28, 2012, respectively, and $0.2 million and $0.5 million for the three and six months ended July 30, 2011, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit, which is $22,970 Canadian in calendar year 2012.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP for the three and six months ended July 28, 2012 and July 30, 2011 were not significant.

Endowment insurance pension plan

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The plan is managed by the local authority and it is a mandatory plan.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 22% of the annual base.  For calendar year 2012, the annual base is capped at RMB 12,993.  The matching contributions to the Pension Insurance totaled $0.2 million for the three and six months ended July 28, 2012.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to terminate future contributions at our option at any time.  The matching contributions to the Retirement Pension Plan for the three and six months ended July 28, 2012 and July 30, 2011 were not significant.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of July 28, 2012, we have an accrued severance liability of $1.2 million partially offset by $1.1 million of severance employee funds.

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

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):
	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Asia	$44,314	$42,575	$80,918	$100,189
North America	5,325	2,785	7,191	4,900
Europe	15,924	1,087	16,513	1,929
Other regions	2,688	247	3,887	308
Net revenue	$68,251	$46,694	$108,509	$107,326

 The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):
	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
China, including Hong Kong	$32,465	$35,974	$62,543	$87,097
Hungary	12,159	—	12,159	—
Rest of the world	23,627	10,720	33,807	20,229
Net revenue	$68,251	$46,694	$108,509	$107,326

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
TP Vision	18%	*	11%	*
Flextronics	*	*	12%	*
Motorola	*	17%	12%	19%
Gemtek	*	28%	*	29%

* This customer provided less than 10% of our net revenue in this period.

One international customer accounted for 23% of total accounts receivable as of July 28, 2012.  Four international customers accounted for 17%, 17%, 15% and 13% of total accounts receivable as of January 28, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, anticipated seasonality associated with our DIV business and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

 Overview

Our goal is to be a leader in connected media platforms for use in home entertainment and control.  We focus on integrated chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top boxes, digital televisions, connected media players, residential gateways and home control systems.  We have four chipset product lines: media processor products, home networking products, video image processor and encoder products, and home control and energy management automation products.  We sell our products into six primary markets: digital television, or DTV, Home networking, IPTV media processor, home control and energy management, connected media player and prosumer and industrial audio/video markets.  We also sell a small amount of our chipsets into other markets, such as the digital signage, projection TV and PC-based add-in markets, which we refer to as our other market.  We believe our software suite is a key differentiator within each of our target markets.  Our software suite provides a foundation for our customers to develop their products that incorporate our chipsets.

Our chipset products and target markets

Products

Our products are delineated into four primary lines of chipset products.  Our chipsets are targeted toward manufacturers and large volume original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, building products for the DTV, home networking, IPTV media processor, home control and energy management, connected media player and prosumer and industrial audio/video consumer electronic markets.  We derive nearly all of our net revenue from sales of our chipset products.  We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services is not a significant portion of our total net revenue.

Home Networking

Our home networking product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams.  We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations.  Our home networking solutions are based on the HomePNA, or HPNA, HomePlug AV, or HPAV, and G.hn standards.  HPNA and HPAV are two of the current leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines.  G.hn is the next generation ITU standard ratified in 2010 to create a unified global standard across coaxial cables, phone lines and power lines.  Products based on these technologies enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver IPTV solutions and other media-rich applications such as HDTV, Voice over Internet Protocol, or VoIP, and fast internet throughout the home.

Media Processors

Our media processor product line consists of two distinct, but functionally similar, platforms that include highly integrated chipsets and reference system designs.  One platform, secure media processors, provides processing prior to the TV and the other, DTV processors, within the TV.  Both are based around multiple elements of media processing that typically include functionalities such as combined video and audio decoding, graphics processing, display processing, security management, memory control, peripheral interfaces, frame rate conversion, motion estimation and compensation, and one or more application processors, or CPUs.  Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems. Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and sometimes provide a prototypical end-use product example for customer evaluation and use.

We believe our two media processor chipset lines deliver industry-leading performance in video and audio decoding and picture quality, respectively, which allows our customers to offer consumers a high-quality viewing experience.  Outside the TV, we surround the media processing functionality with a security management system, one of more in-chip CPUs, a high-speed memory interface and complementary system peripherals.  Within the TV, media processing includes the use of enhanced algorithms for functionalities such as motion estimation and compensation, picture conversion, noise reduction, and de-interlacing.  As a result, we believe our media processor solutions enable our customers to efficiently bring competitive consumer multimedia devices to market.  We believe IPTV set-top box, connected media player, and DTV designers and other devices manufacturers select our media processor solutions because of their high performance and ease of integration.

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

Target Markets

DTV Market

Our DTV media processor products are primarily for the next generation Internet-enabled digital televisions.  DTV products complement our IPTV set-top box and connected media player solutions, which we believe will enable us to develop highly innovative solutions for the anticipated convergence of Internet video delivery across any device within the home.

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

Connected Media Player Market

The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and wireless streaming PC to TV devices that perform playback of digital media.  We target this market with our media processor products.  Our media processors are used by consumer electronics providers, such as Iomega, Netgear and Western Digital in applications such as DMAs and other connected media player devices.

Other Markets

We also sell products into other markets, such as the digital signage, projection TV and PC-based add-in markets, which we refer to as our other market.  We derive minor revenue from sales of our products into these other markets.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  During the year ended January 28, 2012, we recorded provisions for excess inventory of $9.0 million primarily due to a large end customer’s transition to a next generation product sold by one of our competitors.

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

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported Condensed Consolidated Statements of Operations for any period and does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.0 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

Software, equipment and leasehold improvements:  Software, equipment and leasehold improvements are stated at cost.  Depreciation and amortization for software, equipment and leasehold improvements are computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Long-lived assets:   The amounts and useful lives assigned to finite-lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.  Long-lived assets include intellectual property that we purchase for incorporation into our product designs.  We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  We assess the carrying value of long-lived assets, including purchased intangible assets, whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue
Net revenue	$68,251	100%	$46,694	100%	$108,509	100%	$107,326	100%
Cost of revenue	37,671	55%	33,700	72%	56,834	52%	64,540	60%
Gross profit	30,580	45%	12,994	28%	51,675	48%	42,786	40%
Operating expenses:
Research and development	27,975	41%	21,805	47%	49,764	46%	43,401	40%
Sales and marketing	7,795	11%	8,429	18%	14,683	13%	16,930	16%
General and administrative	9,489	14%	5,197	11%	15,868	15%	10,632	10%
Gain on acquisition	(1,417)	(2%)	—		(1,417)	(1%)	—
Total operating expenses	43,842	64%	35,431	76%	78,898	73%	70,963	66%
Loss from operations	(13,262)	(19%)	(22,437)	(48%)	(27,223)	(25%)	(28,177)	(26%)
Interest income and other income, net	242	*	734	1%	733	1%	1,553	1%
Loss before income taxes	(13,020)	(19%)	(21,703)	(47%)	(26,490)	(24%)	(26,624)	(25%)
Provision for income taxes	398	1%	259	*	630	1%	1,008	*
Net loss	$(13,418)	(20%)	$(21,962)	(47%)	$(27,120)	(25%)	$(27,632)	(25%)

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended July 28, 2012 increased $21.6 million, or 46%, compared to the corresponding period in the prior fiscal year.  Net revenue benefited $26.6 million from the addition of the DTV product line, resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013.  Excluding DTV, our net revenue for the three months ended July 28, 2012 decreased $5.0 million, or 11%, compared to the corresponding period in the prior fiscal year.  The net revenue decrease was primarily attributable to decreases in sales in the IPTV media processor and connected media player markets of $8.2 million and $3.8 million, respectively, partially offset by increases in the home networking market and license revenue from our home control and energy management technology of $6.7 million and $1.4 million, respectively.

Our net revenue for the six months ended July 28, 2012 increased $1.2 million, or 1%, compared to the corresponding period in the prior fiscal year.  Net revenue benefited $26.6 million from the addition of the DTV product line, resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013.  Excluding DTV, our net revenue for the six months ended July 28, 2012 decreased $25.4 million, or 24%, compared to the corresponding period in the prior fiscal year.  The net revenue decrease was primarily attributable to decreases in sales in the IPTV media processor, connected media player and prosumer and digital audio/video markets of $20.1 million, $8.5 million, and $0.9 million respectively, partially offset by an increase in sales to the home networking market and license revenue from our home control and energy management technology of $2.5 million and $1.4 million, respectively.

Net revenue by target market

We sell our products into six primary target markets, which are the DTV market, home networking market, IPTV media processor market, home control and energy management market, prosumer and industrial audio/video market and connected media player market.  We also sell a small amount of our chipsets into other markets, such as the digital signage, projection TV and PC-based add-in markets, which we refer to as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue
DTV	$26,576	39%	$—		$26,576	24%	$—
Home networking	22,418	33%	15,734	34%	43,256	40%	40,718	38%
IPTV media processor	10,150	15%	18,349	39%	20,540	19%	40,657	38%
Home control and energy management	4,510	6%	3,702	8%	7,694	7%	6,128	6%
Prosumer and industrial audio/video	2,691	4%	3,270	7%	5,262	5%	6,153	6%
Connected media player	1,825	3%	5,623	12%	4,977	5%	13,478	12%
Other	81	*	16	*	204	*	192	*
Net revenue	$68,251	100%	$46,694	100%	$108,509	100%	$107,326	100%

* This market provided less than 1% of our net revenue in this period.

DTV market:  Our acquisition of the DTV assets of Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the DTV market, which previously had not been significant and had been included in the other markets category. We believe DTV products complement our existing IPTV media processor and connected media player products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home.  Net revenue from sales of our products into the DTV market was $26.6 million for the three and six months ended July 28, 2012, or 39% and 24%, respectively, of total net revenue.  We expect that our DTV business may experience some seasonality common to consumer electronics markets as Trident Microsystems typically experienced slower DTV sales in the first quarter of the calendar year and strongest DTV sales in the third calendar quarter.  We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we develop and introduce new products for this market.

Home networking market:   For the three and six months ended July 28, 2012, net revenue from sales of our products into the home networking market increased $6.7 million, or 42%, and $2.5 million, or 6%, respectively, compared to the corresponding periods in the prior fiscal year.  The increase was primarily the result of a higher volume of units shipped, partially offset by a decrease in ASP.  Excluding DTV net revenues, our revenue from the home networking market as a percentage of total net revenue for the three and six months ended July 28, 2012 was 54% and 53%, respectively, increases of 20 and 15 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  The increase in home networking market revenues as a percentage of net revenues, excluding DTV, was primarily the result of the increase in demand in the home networking market as well as the decline in demand in the connected media player and IPTV media processor markets.  We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IPTV media processor market:  For the three and six months ended July 28, 2012, net revenue from sales of our products into the IPTV media processor market decreased $8.2 million, or 45%, and $20.1 million, or 49%, respectively, compared to the corresponding periods in the prior fiscal year.  This decline was attributable to a decline in units shipped as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.  Excluding DTV net revenues, our revenue from the IPTV media processor market as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 24% and 25%, respectively, decreases of 15 and 13 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of our newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Home control and energy management market:   For the three and six months ended July 28, 2012, net revenue from sales of our products into the home control and energy management market increased $0.8 million, or 22%, and $1.6 million, or 26%, respectively, compared to the corresponding periods in the prior fiscal year.  The increase was primarily the result of $1.4 million of technology license revenue for the second quarter of fiscal 2013, partially offset by a decrease in demand in the home control and energy management market in the three months ended July 28, 2012.  Excluding DTV net revenues, our revenue from the home control and energy management market as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 11% and 9%, respectively, increases of three percentage points compared to the corresponding periods in the prior fiscal year.  The percentage point increase is primarily the result of the increase in demand and technology license revenue in the home control and energy management market as well as the decline in demand in the connected media player and IPTV media processor markets.  We expect our revenue from the home control and energy management market to continue to increase in fiscal 2013.

Prosumer and industrial audio/video market:  For the three and six months ended July 28, 2012, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $0.6 million, or 18%, and $0.9 million, or 14%, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease was primarily attributable to a decrease in demand for our products.  Excluding DTV net revenues, our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for the three and six months ended July 28, 2012 was 6%, a decrease of one percentage point and no change, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the prosumer and industrial audio/video market to fluctuate based on our ability to obtain design wins in our customers' newer generation products, broad economic trends affecting business spending on video conferencing and high-end audio/video products and also discretionary consumer spending.

Connected media player market:  For the three and six months ended July 28, 2012, net revenue from sales of our products into the connected media player market decreased $3.8 million, or 68%, and $8.5 million, or 63%, respectively, compared to the corresponding period in the prior fiscal year.  The decrease in revenue was the result of a decrease of approximately 60% in units shipped, which was primarily due to competitive factors.  Excluding DTV net revenues, our revenue from the connected media player market as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 4% and 6%, respectively, decreases of eight and six percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer-generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.

Other markets:  Our other markets consist of PC add-in boards, development contracts, services and other ancillary markets.  The revenue derived from our other markets was not a significant portion of our total net revenue.

Net revenue by product group

Our primary product group consists of our chipsets.  Our chipsets are targeted toward manufacturers and large volume designer and manufacturer customers building products for the DTV, home networking, IPTV, home control and energy management, prosumer and industrial audio/video consumer electronic and connected media player markets.  For the three and six months ended July 28, 2012, sales of our chipsets accounted for approximately 98% of our net revenue compared to approximately 100% and 99%, respectively, in the corresponding periods in the prior fiscal year.

We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue
Asia	$44,314	65%	$42,575	91%	$80,918	75%	$100,189	93%
North America	5,325	8%	2,785	6%	7,191	7%	4,900	5%
Europe	15,924	23%	1,087	2%	16,513	15%	1,929	2%
Other regions	2,688	4%	247	1%	3,887	3%	308	*
Net revenue	$68,251	100%	$46,694	100%	$108,509	100%	$107,326	100%

* The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $1.7 million, or 4%, and decreased $19.3 million, or 19%, for the three and six months ended July 28, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $9.5 million for the three and six months ended July 28, 2012,  absolute dollars from Asia decreased $7.7 million, or 18%, and $28.8 million, or 29%, respectively, compared to the corresponding period in the prior fiscal year.  For the comparative three-month periods, the decrease in net revenue from Asia was primarily attributable to lower demand in the IPTV media processor and connected media player markets.  For the comparative six-month periods, the decrease was primarily attributable to lower demand in the IPTV media processor and connected media player markets, partially offset by an increase in demand in the home networking market.  Excluding DTV, our net revenue from Asia as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 84% and 87%, respectively, decreases of seven and six percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  The reduction in Asia as a percentage of total net revenue reflects the addition of DTV customers with operations located in Europe.

As a percentage of total net revenue, China, including Hong Kong, represented 48% and 58% for the three and six months ended July 28, 2012, respectively, decreases of 29 and 23 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The reduction in China as a percentage of total net revenue reflects the addition of DTV customers with operations located in Europe.

Europe:  Our net revenue in absolute dollars from Europe increased $14.8 million, or 1,365%, and $14.6 million, or 756%, for the three and six months ended July 28, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $15.2 million for the three and six months ended July 28, 2012,  absolute dollars from Europe decreased $0.4 million, or 36%, and $0.6 million, or 33%, respectively, compared to the corresponding periods in the prior fiscal year.  For the comparative three-month periods, the decrease in net revenue was primarily in the home networking, prosumer and industrial audio/video and home control and energy management markets.  For the comparative six-month periods, the decrease in net revenue was primarily in the IPTV media processor, prosumer and industrial audio/video and home control and energy management markets.  Excluding DTV, our net revenue from Europe as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 2%, no change compared to the corresponding periods in the prior fiscal year.

As a result of the addition of DTV customers in the second quarter of fiscal 2013, sales into Hungary as a percentage of total net revenue was 18% and 11% for the three and six months ended July 28, 2012, respectively, compared to effectively none in the prior fiscal year.

North America:  Our net revenue in absolute dollars from North America increased $2.5 million, or 91%, and $2.3 million, or 47%, for the three and six months ended July 28, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $1.8 million for the three and six months ended July 28, 2012, absolute dollars from North America increased $0.7 million, or 26%, and $0.5 million, or 10%, respectively, compared to the corresponding periods in the prior fiscal year.  For the comparative three-month periods, the increase in net revenue was primarily in the home control and energy management market.  For the comparative six-month periods, the increase in net revenue was primarily an increase in the home control and energy management market, partially offset by decreases in the connected media player and prosumer and industrial audio/video markets.  Excluding DTV, our net revenue from North America as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 8% and 7%, respectively, an increase of two percentage points compared to the corresponding periods in the prior fiscal year.

Other regions: Our net revenue in absolute dollars from other regions increased $2.4 million, or 988%, and $3.6 million, or 1,162%, respectively, for the three and six months ended July 28, 2012 compared to the corresponding periods in the prior fiscal year,  primarily due to an increase in demand in the home networking market in Brazil.  DTV revenues to customers in other regions was less than $0.1 million for the three and six months ended July 28, 2012.  Excluding DTV, our net revenue from other regions as a percentage of our total net revenue for the three and six months ended July 28, 2012 was 6% and 4%, respectively, an increase of five and four percentage points, respectively, compared to the corresponding periods in the prior fiscal year.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
TP Vision	18%	*	11%	*
Flextronics	*	*	12%	*
Motorola	*	17%	12%	19%
Gemtek	*	28%	*	29%

* This customer provided less than 10% of our net revenue in this period.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 28, 2012	% Change	July 30, 2011	July 28, 2012	% Change	July 30, 2011
Gross profit	$30,580	135%	$12,994	$51,675	21%	$42,786
Gross margin	44.8%		27.8%	47.6%		39.9%

 Gross profit of $30.6 million for the three months ended July 28, 2012 increased $17.6 million compared to the corresponding period in the prior fiscal year primarily due to a reduction in provisions for excess inventory of $6.4 million from the comparative period in the prior fiscal year.  Provisions for excess inventory were $1.4 million for the three months ended July 28, 2012 in connection with two of our product lines.  The three months ended July 30, 2011 included provisions of $7.8 million for excess inventory of our SMP8634 and SMP8656 series die bank, which are primarily sold into our IPTV media processor market, resulting from certain customers notifying us that they had shifted to a competitor's next-generation products or different versions of our products.  Additionally for the three months ended July 28, 2012, gross profit benefited from our expansion into the DTV market in the second quarter of fiscal 2013 and contributions improved in most of our markets.  Our home networking market benefited from net revenue growth with higher margins.  While net revenue in our IPTV media processor market declined, costs were reduced by a greater amount than revenues declined.  Our home control and energy management market benefited from an increase in net revenues primarily as a result of technology license revenue.  While revenues in our prosumer and industrial audio/video market declined, costs were reduced by nearly the same amount.  While revenues in our connected media player decreased, which reduced our profitability in this market, we maintained our gross margin rates within this market, which resulted in a positive contribution to gross profit.

The 17.0 percentage point increase in gross margin for the three months ended July 28, 2012 compared to the corresponding period in the prior fiscal year is primarily due to the reduction in provisions for excess inventory, which, as a percentage of revenue, was 2.0% for the three months ended July 28, 2012 compared to 16.7% for the three months ended July 30, 2011.  Additionally for the three months ended July 28, 2012, we experienced growth in sales of higher-margin home networking products and a reduction in lower-margin revenues of our IPTV media processor and connected media player markets, partially offset by sales of acquired DTV inventory, which had a higher fair value than the cost of inventory we will manufacturer on an ongoing basis.

Gross profit of $51.7 million for the six months ended July 28, 2012 increased $8.9 million compared to the corresponding period in the prior fiscal year primarily due to a reduction in provisions for excess inventory of $6.3 million from the comparative period in the prior fiscal year, as discussed above.  Provisions for excess inventory were $1.7 million and $8.0 million for the six months ended July 28, 2012 and July 30, 2011, respectively.  Additionally for the six months ended July 28, 2012, gross profit benefited from our expansion into the DTV market in the second quarter of fiscal 2013 while gross profits in our other markets combined remained at approximately the same level as the corresponding period a year ago.

The 7.7 percentage point increase in gross margin for the six months ended July 28, 2012 compared to the corresponding period in the prior fiscal year is primarily due to the reduction in provisions for excess inventory, which, as a percentage of revenue, was 1.6% for the six months ended July 28, 2012 compared to 7.4% for the six months ended July 30, 2011.  Additionally for the six months ended July 28, 2012, we experienced revenue growth in our higher-margin home networking market and technology license revenue in our home control and energy management technology market, partially offset by sales of acquired DTV inventory, which had a higher fair value than the cost of inventory we will manufacturer on an ongoing basis.

For the three and six months ended July 28, 2012, we benefited from the sale of previously written down products of $1.5 million and $2.6 million, respectively, which contributed to our gross margin by 2.2 percentage points and 2.4 percentage points, respectively.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$19,371	28%	$12,493	27%	$6,878	55%
Development and design costs	3,159	5%	3,467	7%	(308)	(9%)
Depreciation and amortization	2,249	3%	2,390	5%	(141)	(6%)
Stock-based compensation	1,508	2%	1,684	4%	(176)	(10%)
Other	1,688	3%	1,771	4%	(83)	(5%)
Total research and development expense	$27,975	41%	$21,805	47%	$6,170	28%

	Six Months Ended		Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$32,873	30%	$24,598	23%	$8,275	34%
Development and design costs	6,445	6%	7,433	7%	(988)	(13%)
Depreciation and amortization	4,196	4%	4,705	4%	(509)	(11%)
Stock-based compensation	2,971	3%	3,216	3%	(245)	(8%	)
Other	3,279	3%	3,449	3%	(170)	(5%)
Total research and development expense	$49,764	46%	$43,401	40%	$6,363	15%

The three and six months ended July 28, 2012 include $6.7 million for DTV research and development activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally for the three and six months ended July 28, 2012, compensation and benefits increased primarily due to an increase in headcount to support new product development as well as salary increases.  Development and design costs decreased mainly due to a reduction in engineering prototype masks and wafer purchases.  Depreciation and amortization decreased due to lower amortization of acquired intangible assets as a result of related acquired intangible assets impairment charges recorded in our third quarter of fiscal 2012.  Other expense decreased mainly due to a decrease in IT infrastructure expenses.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade show, travel and entertainment expense and external commissions.

The following table sets forth details of sales and marketing expense for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$5,085	7%	$3,796	8%	$1,289	34%
Depreciation and amortization	432	1%	2,109	4%	(1,677)	(80%)
Trade shows, travel and entertainment	717	1%	789	2%	(72)	(9%)
Stock-based compensation	483	1%	565	1%	(82)	(15%)
External commissions	198	*	417	1%	(219)	(53%)
Other	880	1%	753	2%	127	17%
Total sales and marketing expense	$7,795	11%	$8,429	18%	$(634)	(8%)

	Six Months Ended		Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$9,452	9%	$7,592	7%	$1,860	24%
Depreciation and amortization	862	1%	4,203	4%	(3,341)	(79%)
Trade shows, travel and entertainment	1,413	1%	1,708	2%	(295)	(17%)
Stock-based compensation	955	1%	1,159	1%	(204)	(18%)
External commissions	358	*	784	1%	(426)	(54%)
Other	1,643	1%	1,484	1%	159	11%
Total sales and marketing expense	$14,683	13%	$16,930	16%	$(2,247)	(13%)

* The percentage of net revenue is less than one percent.

The three and six months ended July 28, 2012 include $0.9 million for DTV sales and marketing activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally for the three and six months ended July 28, 2012, compensation and benefits increased primarily due to salary increases and an increase in headcount.  Depreciation and amortization decreased due to lower amortization of acquired intangible assets as a result of related acquired intangible asset impairment charges recorded in our third quarter of fiscal 2012.  Trade show, travel and entertainment expense decreased primarily as a result of our efforts to reduce travel expenses.  Stock-based compensation decreased primarily due to the timing of options and awards grants and option cancellations.  External commissions decreased due to lower net revenues of products sold through external sales representatives.  Other expense remained relatively unchanged.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following table sets forth details of general and administrative expense for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$2,795	4%	$2,062	4%	$733	36%
Legal and accounting fees	1,637	2%	841	2%	796	95%
Stock-based compensation	627	1%	758	2%	(131)	(17%)
Outside service fees	860	1%	163	*	697	428%
Facilities and IT infrastructure costs	1,831	3%	613	1%	1,218	199%
Other	1,739	3%	760	2%	979	129%
Total general and administrative expense	$9,489	14%	$5,197	11%	$4,292	83%

	Six Months Ended		Six Months Ended
	July 28, 2012	% of Net Revenue	July 30, 2011	% of Net Revenue	Increase (Decrease)	% Change
Compensation and benefits	$4,847	5%	$4,206	4%	$641	15%
Legal and accounting fees	3,390	3%	1,868	2%	1,522	81%
Stock-based compensation	1,400	1%	1,723	2%	(323)	(19%)
Outside service fees	1,113	1%	380	*	733	193%
Facilities and IT infrastructure costs	2,545	2%	1,085	1%	1,460	135%
Other	2,573	3%	1,370	1%	1,203	88%
Total general and administrative expense	$15,868	15%	$10,632	10%	$5,236	49%

* The percentage of net revenue is less than one percent.

The three and six months ended July 28, 2012 include $1.8 million for DTV general and administrative activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally for the three and six months ended July 28, 2012, compensation and benefits increased primarily due to salary increases and an increase in headcount.  The increase in legal and accounting fees is primarily due to legal fees incurred in connection with our acquisition of certain assets used in the digital TV business from Trident Microsystems and our annual meeting of shareholders.  The decrease in stock-based compensation expense is primarily due to the timing of options and awards grants and option cancellations.  The increase in facilities and IT infrastructure is primarily due to higher IT infrastructure expenses related to the integration of DTV.  Other expense increased primarily due to a bad debt reserve recorded in April 2012.

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

Impairment and amortization of intangible assets

We begin amortizing intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, which is generally two to three years.  During the third quarter of fiscal 2012, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  As a result, we recognized an intangible asset impairment charge of $55.1 million.

The table below presents the balances of our intangible assets as of July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012	January 28, 2012
Acquired intangible assets	$76,285	$75,978
Purchased IP	22,457	22,204
Total	$98,742	$98,182
Accumulated amortization	(55,470)	(52,526)
Intangible assets, net	$43,272	$45,656

Acquired intangible assets subject to amortization were as follows as of July 28, 2012 (in thousands, except for years):
	July 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	$76,603	$(24,614)	$(31,245)	$20,744	4.2
Customer relationships	50,706	(30,486)	(15,130)	5,090	4.3
Purchased IP - amortizing	7,398	—	(5,803)	1,595	1.7
Trademarks	2,676	—	(1,892)	784	6.3
Non-compete agreements	1,400	—	(1,400)	—	—
	138,783	(55,100)	(55,470)	28,213	4.1
Purchased IP – not yet deployed	15,059	—	—	15,059
In-process research and development	11,070	(11,070)	—	—
	$164,912	$(66,170)	$(55,470)	$43,272

We classify amortization of acquired developed technology as a cost of revenue, which was $1.6 million and $3.2 million for the three and six months ended July 28, 2012, respectively, and $2.7 million and $5.4 million for the three and six months ended July 30, 2011, respectively.  We also classify amortization of purchased IP as a cost of revenue, which was $0.5 million and $1.0 million for the three and six months ended July 28, 2012, respectively, and $0.6 million and $1.0 million for the three and six months ended July 30, 2011, respectively.  We classify as sales and marketing expense our expense from the amortization of acquired customer relationships and trademarks, which was $0.4 million and $0.7 million for the three months and six months ended July 28, 2012, respectively, and $2.0 million and $4.1 million for the three and six months ended July 30, 2011, respectively.  As of July 28, 2012, the unamortized balance from our intangible assets was $43.3 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of revenue	$133	$129	$250	$229
Research and development expenses	1,508	1,684	2,971	3,216
Sales and marketing expenses	483	565	955	1,159
General and administrative expenses	627	758	1,400	1,723
Total share-based compensation	$2,751	$3,136	$5,576	$6,327

The expensing of employee stock options, restricted stock awards and restricted stock units grants will continue to have an adverse impact on our results of operations.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 28, 2012	% change	July 30, 2011	July 28, 2012	% change	July 30, 2011
Interest and other income, net	$242	(67%)	$734	$733	(53%)	$1,553

Our other income and expense, net, primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The decrease of $0.5 million and $0.8 million for the three and six months ended July 28, 2012, respectively, compared to the corresponding periods in the prior fiscal year was due primarily to foreign exchange losses as a result of the U.S. dollar weakening compared to the Israeli shekel, Euro, Danish krone and Canadian dollar and losses from hedging activities.  Additionally, investment income decreased in connection with market value fluctuations and a lower level of marketable security investments from liquidating marketable securities to fund our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.

Provisions for income taxes

We recorded provisions for income taxes of $0.4 million and $0.6 million for the three and six months ended July 28, 2012, respectively, and $0.3 million and $1.0 million for the three and six months ended July 30, 2011, respectively.  Included in our provisions for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	July 28, 2012	January 28, 2012
Cash and cash equivalents	$58,071	44,283
Short-term marketable securities	10,770	42,134
	$68,841	86,417

As of July 28, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $68.8 million, which represents a decrease of $17.6 million from $86.4 million at January 28, 2012.  We liquidated a significant portion of our short-term marketable securities to generate $39.7 million cash used for our asset acquisition of certain assets from Trident Microsystems, which was completed in the second quarter of fiscal 2013.  Cash used in operations was $3.2 million and purchases of software, equipment and leasehold improvements were $3.3 million.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $2.2 million of net proceeds from employee stock plans and transfers from long-term marketable securities.

As of July 28, 2012, we held $35.8 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	July 28, 2012	July 30, 2011
Net cash provided by (used in):
Operating activities	$(3,198)	$(2,360)
Investing activities	14,869	(15,152)
Financing activities	2,233	3,129
Effect of foreign exchange rate changes on cash and cash equivalents	(116)	163
Net increase (decrease) in cash and cash equivalents	$13,788	$(14,220)

Cash flows from operating activities

Net cash used in operating activities of $3.2 million for the six months ended July 28, 2012 was primarily due to a net loss of $27.1 million, partially offset by $16.4 million of non-cash charges included in the net loss and $7.5 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of $10.7 million of depreciation and amortization, $5.6 million of stock-based compensation and a $1.7 million provision for excess and obsolete inventories, partially offset by a $1.4 million gain related to our DTV business from Trident Microsystems, reflecting that the sum of the fair value of net assets we acquired exceeded the acquisition cost.  Cash flow increases reflected in the net change of operating assets and liabilities consisted primarily of a $12.1 million increase in accrued liabilities, a $9.1 million increase in accounts payable and a $1.6 million decrease in inventories, partially offset by a $8.5 million increase in accounts receivable, a $3.2 million increase in prepaid expenses and other current assets, a $2.6 million increase in other non-current assets and a $1.0 million reduction in other long-term liabilities.  The changes in operating assets and liabilities generally reflect the increase in revenues and related expenses resulting from the expansion of our DTV business subsequent to the Trident Microsystems asset acquisition, partially offset by a reduction of media processor wafer inventory.

Net cash used in operating activities of $2.4 million for the six months ended July 30, 2011 was primarily due to a net loss of $27.6 million, a decrease of $6.9 million in accrued liabilities and a decrease of $4.8 million in accounts payable.  These amounts were partially offset by a $1.0 million decrease in accounts receivable, a $6.6 million decrease in inventories, a $0.6 million increase in other long-term liabilities, and non-cash expenses of $29.6 million, consisting primarily of $8.0 million in provision for excess and obsolete inventory, $15.4 million in depreciation and amortization and $6.3 million in stock-based compensation expense.  The decrease in accounts receivable was primarily the result of timing of product shipments earlier in the period than in the previous year, allowing for a higher level of collections prior to the end of the quarter.  The decrease in inventories was primarily due to an $8.0 million write-off of excess inventory in the level of our die bank and other purchased materials in response to lower demand.  The decrease in accounts payable and accrued liabilities was primarily due to lower inventory purchases and the timing of payments for inventories and engineering software purchases.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $14.9 million for the six months ended July 28, 2012, which was primarily due to net sales of marketable securities of $57.9 million, partially offset by payments of $39.7 million in connection with the Trident Microsystems asset acquisition and $3.3 million for capital assets, primarily to support research and development activities.

Net cash used in investing activities was $15.2 million for the six months ended July 30, 2011, which was primarily due to purchases of capital assets such as engineering software tools, equipment and leasehold improvements of $7.0 million, $5.0 million paid in connection with the acquisition of a business division of a large computer manufacturer, purchase of preferred stock of $2.0 million and net purchases of marketable securities of $1.0 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.2 million for the six months ended July 28, 2012, which was due to proceeds from exercises of employee stock options.

Net cash provided by financing activities was $3.1 million for the six months ended July 30, 2011, which was due to proceeds from exercises of employee stock options.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in fiscal 2012 and in the first half of fiscal 2013 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable securities balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of July 28, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Fiscal 2018 and Thereafter	Total
Operating leases	$1,613	$3,233	$1,546	$613	$7,005
Non-cancelable purchase orders	29,156	-	-	-	29,156
	$30,769	$3,233	$1,546	$613	$36,161

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

Interest rate sensitivity:  As of July 28, 2012 and January 28, 2012, we held approximately $104.6 million and $148.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, China, Denmark, France, Germany, Japan, The Netherlands, Taiwan and Vietnam where the Canadian dollar, Chinese renminbi, Danish krone, Euro, Euro, Japanese Yen, Euro, Taiwanese dollar and Vietnamese dong are the primary financial currencies, respectively.  Additionally, a significant portion of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of July 28, 2012, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of July 28, 2012, we had foreign exchange contracts with notional values of approximately $12.6 million that mature on or before June 26, 2013.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at July 28, 2012, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $1.0 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Canadian dollar, Chinese renminbi, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rate at July 28, 2012, the fair value of these foreign currency amounts would decline by $0.7 million.

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

As of July 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of July 28, 2012.

On May 4, 2012, we completed our acquisition of certain assets used in the digital TV, or DTV, business from Trident Microsystems.  See Note 8. “Acquisitions” in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of the acquisition and related financial data.  We consider this transaction to be material to our results of operations, cash flows and financial position from May 4, 2012 through July 28, 2012 and believe the internal controls and procedures of the DTV operations will have a material effect on our internal control over financial reporting.  During the second quarter of fiscal 2013, we began to evaluate and implement the alignment and integration of the DTV business into our systems, processes and procedures.  Other than for DTV, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

We are currently in the process of integrating DTV operations.  We anticipate a successful integration of operations and internal controls over financial reporting.  Our management will continue to evaluate its internal control over financial reporting as it executes integration activities.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

For the three months ended July 28, 2012, TP Vision accounted for 18% of our net revenue.  For the three months ended July 30, 2011, Gemtek and Motorola accounted for 28% and 17%, respectively, of our net revenue.

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

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in May 2012, we completed the acquisition of certain assets used in the digital TV business of Trident Microsystems, where we hired approximately 320 new employees.  In March 2011, we completed the acquisition of certain assets from a large computer manufacturer and in November 2009, we completed the acquisition of CopperGate Communications Ltd., an Israeli company, which added substantial operations, including 141 employees.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

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

We recently added three new directors to our board of directors, which may lead to changes or delays in the execution of our business strategies and objectives.

In connection with our annual meeting of shareholders in August 2012, three new directors were elected to our board of directors and constitute a majority of our five-member board of directors.  Because of these additions, our board of directors has not worked together as a group for an extended period of time.  This may lead to changes or delays in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 28, 2012, we held 105 patents, which were due to expire from one to fifteen years, and had 94 patent applications under review.  These patents and patent applications cover the technology underlying our products.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including DTV, home networking, IPTV media processor, home control and energy management, prosumer and industrial audio/video and connected media player.  The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles.  The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending.  The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets.  If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer.  We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications.  Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain.  Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations.  In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  During the second quarter of fiscal 2013, we made cash payments aggregating $39.7 million related to the acquisition of certain assets of the DTV business of Trident Microsystems.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  In November 2009, we used approximately $116.0 million in cash (which included approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate.  The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2012, we derived 95% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Canada and Vietnam, sales and research and development facilities in China, Denmark, France, Israel, Japan, Singapore, Taiwan, Germany and The Netherlands and a sales and distribution facility in Hong Kong.

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

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility.  We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products.  We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, and NXP Semiconductors, or NXP, to produce substantially all of our chipsets.  We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems.  As we continue to establish a relationship with NXP, we may experience delays, disruptions and technical or quality control problems as we integrate them into our manufacturing processes.  We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products.  These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice.  In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC, UMC or NXP may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in fiscal 2009.  We integrated the operations of CopperGate into our enterprise resource management system in fiscal 2011.  We are currently in the process of integrating our DTV business operations, having completed the acquisition of certain assets of the DTV business of Trident Microsystems in the second quarter of fiscal 2013.  Any integration efforts could be costly and time consuming.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

Our business may become subject to seasonality as a result of our target markets.  We sell a number of our semiconductor products to our customers who manufacture products for the consumer electronics market.  Our customers who manufacture products for the consumer electronics market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our chipsets.  Although we have not experienced significant seasonality to date in sales of our products, we may, in the future, experience lower sales in our first and/or fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of the seasonality of demand associated with the consumer electronics markets if sales of our products into these markets increases as a percentage of our net revenues.  For example, we expect that our DTV business may experience some seasonality typical of the consumer electronics markets, resulting in slower DTV sales in the first quarter of the calendar year and strongest DTV sales in the third calendar quarter.  As a result of the potential seasonality in our business, our operating results may vary significantly from quarter to quarter.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of July 28, 2012, we had 142 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, in the past, Israel and companies doing business with Israel have been the subject of economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Over the past several months, there has been an increase in civil unrest and political instability in the Middle East.  Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012 and concluded that our internal control over financial reporting was effective.  During the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems.  We believe the internal controls and procedures of the DTV operations will have a material effect on our internal control over financial reporting.  If we are unable to successfully integrate the DTV operations into our systems, processes and procedures, we may not be able to maintain effective internal control over financial reporting.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the six months ended July 28, 2012, the high and low closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $6.74 on July 27, 2012 to a low of $4.68 on April 10, 2012.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

Provisions in our organizational documents and California law could delay or prevent a change in control of Sigma that our shareholders may consider favorable.

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

3.1	Amended and Restated By-laws of Sigma Designs, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

4.1
Amendment No. 2 to Rights Agreement, dated as of June 11, 2012, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on June 11, 2012).

10.1
Settlement Agreement dated August 2, 2012 by and among Sigma Designs, Inc. and the entities and natural persons listed on Exhibit A thereto and their respective Affiliates (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SIGMA DESIGNS, INC.
Date: September 10, 2012
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
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

3.1	Amended and Restated By-laws of Sigma Designs, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

4.1
Amendment No. 2 to Rights Agreement, dated as of June 11, 2012, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on June 11, 2012).

10.1
Settlement Agreement dated August 2, 2012 by and among Sigma Designs, Inc. and the entities and natural persons listed on Exhibit A thereto and their respective Affiliates (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 3, 2012).

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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