Form 10-Q
period 2012-10-27
SIGMA DESIGNS INC
filed 2012-12-06
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012
or

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

As of November 30, 2012, the Company had 33,459,341 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 27, 2012	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$49,331	$44,283
Short-term marketable securities	17,366	42,134
Restricted cash	1,769	1,769
Accounts receivable, net	37,872	21,180
Inventories	30,529	22,037
Deferred tax assets	2,170	4,832
Prepaid expenses and other current assets	23,514	7,234

Total current assets	162,551	143,469

Long-term marketable securities	30,403	62,022
Software, equipment and leasehold improvements, net	21,699	19,609
Intangible assets, net	44,349	45,656
Deferred tax assets, net of current portion	874	16,595
Notes receivable, net of current portion	2,500	3,000
Long-term investments	6,445	6,443
Other non-current assets	3,612	430

Total assets	$272,433	$297,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,482	$8,438
Accrued liabilities	42,116	24,081

Total current liabilities	64,598	32,519

Other long-term liabilities	14,059	15,168
Long-term deferred tax liabilities	1,038	1,062

Total liabilities	79,695	48,749

Commitments and contingencies (Note 11)

Shareholders' equity
Preferred stock	-	-
Common stock and additional paid-in capital	470,515	460,246
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	1,168	603
Accumulated deficit	(193,004)	(126,433)

Total shareholders' equity	192,738	248,475

Total liabilities and shareholders' equity	$272,433	$297,224

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net revenue	$63,905	$39,725	$172,414	$147,051
Cost of revenue	38,423	21,723	95,257	86,263
Gross profit	25,482	18,002	77,157	60,788

Operating expenses
Research and development	26,741	21,633	76,505	65,034
Sales and marketing	12,774	8,545	27,457	25,475
General and administrative	6,007	4,828	21,874	15,460
Restructuring	821	-	821	-
Goodwill impairment	-	45,108	-	45,108
Intangible assets impairment	-	66,170	-	66,170
Gain on acquisition	-	-	(1,417)	-
Total operating expenses	46,343	146,284	125,240	217,247
Loss from operations	(20,861)	(128,282)	(48,083)	(156,459)

Interest and other income, net	299	542	1,032	2,095

Loss before provision for (benefit from) income taxes	(20,562)	(127,740)	(47,051)	(154,364)

Provision for (benefit from) income taxes	18,889	(6,165)	19,520	(5,157)

Net loss	$(39,451)	$(121,575)	$(66,571)	$(149,207)

Net loss per common share:
Basic	$(1.18)	$(3.78)	$(2.02)	$(4.67)
Diluted	$(1.18)	$(3.78)	$(2.02)	$(4.67)

Shares used in computing net loss per share:
Basic	33,383	32,139	33,032	31,928
Diluted	33,383	32,139	33,032	31,928

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net loss	$(39,451)	$(121,575)	$(66,571)	$(149,207)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	373	(551)	(122)	(522)
Unrealized gain (loss) on marketable securities, net of tax	360	(177)	687	228
Other comprehensive income (loss)	733	(728)	565	(294)

Comprehensive loss	$(38,718)	$(122,303)	$(66,006)	$(149,501)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	October 27, 2012	October 29, 2011

Cash flows from operating activities
Net loss	$(66,571)	$(149,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,082	23,709
Stock-based compensation	8,078	9,132
Provision for excess and obsolete inventory	3,613	8,083
Provision for sales discounts and (recovery) of doubtful accounts	174	(44)
Deferred income taxes	18,098	(715)
Loss on disposal of equipment	142	77
Accretion of contributed leasehold improvements	(189)	(191)
Impairment of goodwill and acquired intangible assets	-	111,278
Gain on acquisition	(1,417)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,456)	5,360
Inventory	2,312	7,413
Prepaid expenses and other current assets	(7,402)	(607)
Other non-current assets	(2,684)	123
Accounts payable	11,296	(5,218)
Accrued liabilities	18,245	(7,886)
Other long-term liabilities	(2,319)	(5,643)

Net cash used in operating activities	$(4,998)	$(4,336)

Cash flows from investing activities
Restricted cash	-	(154)
Purchase of marketable securities	(15,264)	(60,471)
Sales and maturities of marketable securities	72,339	57,575
Purchases of software, equipment and leasehold improvements	(9,521)	(9,298)
Net cash paid in connection with acquisitions	(39,740)	(5,000)
Purchase of long-term investments	-	(2,142)

Net cash provided by (used in) investing activities	$7,814	$(19,490)

Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	2,536	3,254
Excess tax benefit from share-based compensation	(345)	399

Net cash provided by financing activities	$2,191	$3,653

Effect of foreign exchange rate changes on cash and cash equivalents	41	91

Net increase (decrease) in cash and cash equivalents	5,048	(20,082)

Cash and cash equivalents, beginning of period	$44,283	$72,732

Cash and cash equivalents, end of period	$49,331	$52,650

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,177	$1,037

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a leader in connected media platforms.  We specialize in digital television, or DTV, media processors and chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems.  We sell our products to manufacturers, designers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 27, 2012 and January 28, 2012, the consolidated results of our operations for the three and nine months ended October 27, 2012 and October 29, 2011, and the consolidated cash flows for the nine months ended October 27, 2012 and October 29, 2011.  The results of operations for the three and nine months ended October 27, 2012 are not necessarily indicative of the results to be expected for future quarters or the year.

Accounting period:  Each of our fiscal quarters presented herein includes 13 weeks and ends on the last Saturday of the period.  The third quarter of fiscal 2013 ended on October 27, 2012. The third quarter of fiscal 2012 ended on October 29, 2011.

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

Restructuring charges:  On October 31, 2012, we announced a restructuring plan, which we are in the early stages of implementing.  Our restructuring plan includes targeted reductions in labor costs through headcount reduction and other related actions and targeted reductions in other operating expenses such as consulting, travel and subletting excess office space.  We also plan to migrate to lower cost manufacturing components and processes.  We expect to execute the restructuring plan in several phases and already completed the initial phase, which consisted of headcount reduction in our North American operations and the implementation of expense management measures across worldwide operations.  For the three months ended October 27, 2012, we recognized a charge of $0.8 million in connection with our restructuring activities.  We anticipate we will incur additional restructuring charges in future periods as we continue to implement our plan.

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

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  In addition, the Company derives licensing revenue from its home control and energy management market which is recognized ratably over the license term.

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

In the current quarter, the Company concluded it is necessary to establish a valuation allowance for certain deferred tax assets (DTA) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that the DTAs will expire before they are fully utilized.  Accordingly, the Company has established a valuation allowance in the amount of $17.9 million.  Because Sigma has just begun its corporate restructuring plan and as such has not yet seen the improved financial performance, the Company will continue to assess the need for a valuation allowance periodically based on available evidence and management’s judgment.

Recent accounting pronouncements:  In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangibles Assets for Impairment (“ASU 2012-02”), to simplify how entities both public and nonpublic, test indefinite-lived intangible assets for impairment.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company early adopted this standard in the third quarter of fiscal 2013, and it had no material impact on its Consolidated Financial Statements.

2.             Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of October 27, 2012			As of January 28, 2012
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$43,239	$880	$44,119	$91,829	$192	$92,021
Money market funds	11,531	-	11,531	20,876	-	20,876
Corporate commercial paper	-	-	-	1,946	-	1,946
US agency discount notes	2,000	-	2,000	8,506	(4)	8,502
Municipal bonds and notes	1,628	22	1,650	1,668	19	1,687
Total cash equivalents and marketable securities	$58,398	$902	$59,300	$124,825	$207	$125,032

Cash on hand held in the United States			2,380			1,030
Cash on hand held overseas			35,420			22,377
Total cash on hand			37,800			23,407
Total cash, cash equivalents and marketable securities			$97,100			$148,439

Reported as:
Cash and cash equivalents			49,331			44,283
Short-term marketable securities			17,366			42,134
Long-term marketable securities			30,403			62,022
			$97,100			$148,439

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	As of October 27, 2012		As of January 28, 2012
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$28,842	$28,897	$62,970	$63,010
Due in greater than one year	29,556	30,403	61,855	62,022
Total	$58,398	$59,300	$124,825	$125,032

3.             Fair values of assets and liabilities

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

The table below presents the balances of our assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 and January 28, 2012 (in thousands):

	As of October 27, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$44,119	$44,119	$-	$-
Money market funds	11,531	11,531	-	-
US agency discount notes	2,000	2,000	-	-
Municipal bonds and notes	1,650	1,650	-	-
Total cash equivalents and short-term investments	$59,300	$59,300	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments	38	-	38	-
Total assets/liabilities measured at fair value	$61,107	$61,069	$38	$-

	As of January 28, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$92,021	$92,021	$-	$-
Money market funds	20,876	20,876	-	-
Corporate commercial paper	1,946	1,946	-	-
US agency discount notes	8,502	8,502	-	-
Municipal bonds and notes	1,687	1,687	-	-
Total cash equivalents and short-term investments	$125,032	$125,032	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments	(121)	-	(121)	-
Total assets/liabilities measured at fair value	$126,680	$126,801	$(121)	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable convertible promissory note and preferred stock investments in privately-held venture capital funded technology companies are recorded at fair value only if an impairment charge is recognized.

As of October 27, 2012, we held equity investments in five, and promissory notes receivable in two, privately held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to cost of $9.7 million.  Each of these equity investments in privately held companies constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

We currently do not assess our derivate contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting.  As of October 27, 2012, we had foreign exchange contracts to sell up to approximately $12.3 million for a total amount of approximately NIS 46.9 million, that mature on or before September 23, 2013.  As of January 28, 2012, we had foreign exchange contracts to sell up to approximately $10.2 million for a total amount of approximately NIS 37.0 million, that mature on or before December 27, 2012.  For the three and nine months ended October 27, 2012, we recognized gains of approximately $0.4 million and a loss of less than $0.1 million, respectively, as a result of foreign exchange contracts. For the three and nine months ended October 29, 2011, we recognized gains of approximately $0.2 million and $0.5 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of October 27, 2012 and January 28, 2012 (in thousands):

Derivative Assets	Balance Sheet Location	October 27, 2012	January 28, 2012
Foreign exchange contracts not designated as cash flow hedges	Current assets (liabilities)	$38	$(121)
Total fair value of derivative instruments		$38	$(121)

The effects of derivative instruments on income and accumulated other comprehensive income for the three months and nine months ended October 27, 2012 and  October 29, 2012 are summarized below (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location
Three months ended October 27, 2012 foreign exchange contracts	$-	$-	-	$386	Interest and other income, net
Nine months ended October 27, 2012 foreign exchange contracts	$-	$-	-	$(44)	Interest and other income, net

Three months ended October 29, 2011 foreign exchange contracts	$-	$(9)	Operating expenses and cost of revenue	$(178)	Interest and other income, net
Nine months ended October 29, 2011 foreign exchange contracts	$-	$94	Operating expenses and cost of revenue	$422	Interest and other income, net

5.             Restricted cash

As of October 27, 2012 and January 28, 2012, we had $1.8 million of restricted cash related to deposits pledged to a financial institution in connection with our foreign exchange forward hedging transactions and an office operating lease.

6.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately held companies as of October 27, 2012 and January 28, 2012 (in thousands):

Equity investments	October 27, 2012	January 28, 2012
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	1,000	1,000
Issuer D	300	300
Issuer E	2,000	2,000
Issuer F	145	143
Total equity investments	$6,445	$6,443

Notes receivable
Issuer A	750	1,000
Issuer G	2,500	2,500
Total notes receivable	$3,250	$3,500

Total investments and notes	$9,695	$9,943

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

As of October 27, 2012 and January 28, 2012, our equity investments in privately held companies were valued at $6.4 million, representing their cost.

Notes receivable from privately held companies

In November 2010, we loaned $1.0 million to Issuer A and received a secured promissory note.  This promissory note is secured by the assets of Issuer A, bearing interest at a rate of 5% per annum, and is scheduled to be fully repaid by June 2013.  The balance outstanding as of October 27, 2012 was $0.8 million.

In January 2012, we loaned $2.5 million to a privately held venture capital funded technology company (“Issuer G”), pursuant to a strategic agreement dated January 27, 2012.  We made this loan in exchange for a secured promissory note, bearing interest at a rate of 3% per annum.  The note plus the accrued interest is due 36 months from the anniversary of the agreement date.  The note is secured by the assets of Issuer G.  Additionally, pursuant to this agreement we have the right, subject to certain performance conditions by Issuer G for one year from the agreement date, to acquire all the outstanding securities of Issuer G for $11.2 million cash, plus the forgiveness of the $2.5 million loan.  In June 2012, we amended this agreement to clarify the Company’s obligation regarding the performance criteria.  As of October 27, 2012, these performance conditions had not been met by Issuer G.  This right will expire in January 2013.  We have a variable interest in Issuer G and it is a variable interest entity, however, we have concluded that we are not the primary beneficiary of Issuer G because we do not have the power to direct the activities that most significantly impact Issuer G’s financial performance.

As of October 27, 2012 and January 28, 2012, our notes receivable from privately held companies were valued at $3.3 million and $3.5 million, respectively, representing their cost.  We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. The Chief Executive Officer of the Company is on the board of five of the seven companies we have invested in.  Two of our directors held equity interests in Issuer A in which we had invested an aggregate of $5.0 million and one of these directors was also a director of Issuer A.  In the aggregate, these equity and debt interests did not rise to the level of a material or a controlling interest in Issuer A.  Our board of directors appointed our director who had no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the board of directors.  All investment transactions with Issuer A were approved and recommended by this independent director and made as the result of an arms-length negotiation process between Issuer A and us, with our negotiations led by our non-interested director.  We viewed this investment as a strategic investment in a technology platform into which we could potentially sell our chipset solutions.  In connection with this investment, we entered into a commercial agreement with Issuer A as well. The Company analyzes each investment quarterly for evidence of impairment.

7.             Inventories

Inventories consist of the following (in thousands):

	October 27, 2012	January 28, 2012
Inventory
Wafers and other purchased materials	$16,469	$11,006
Work-in-process	2,548	191
Finished goods	11,512	10,840
Total	$30,529	$22,037

8.             Business Combinations

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

Pursuant to the Purchase Agreement, we acquired all of Trident’s DTV business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Purchase Agreement.  We also acquired the right to use certain facilities of Trident under short-term facilities use agreements for facilities located in Shanghai and Beijing, China, Germany, The Netherlands, Taiwan and California.  We hired approximately 320 employees whose services are used in the DTV Business.  We also entered into a transition services agreement with Trident under which Trident agreed to provide certain services to us following the closing.  The purchaser of Trident's set-top box business also agreed to provide transition support services to us.

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
		Estimated Useful Lives (in years)
Identifiable intangible assets:
Developed technology	1,138	3
Gain on acquisition	(1,417)
Total consideration	$39,740

Beginning in the second quarter of fiscal 2013, the results of operations of the DTV business are included in the condensed consolidated results of operations.  For the three and nine months ended October 27, 2012, net sales of approximately $27.8 million and $54.4 million, respectively and an operating profit of approximately $1.2 million and operating loss of $0.9 million, respectively, attributable to the DTV business, were included in the condensed consolidated results of operations.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred at January 30, 2011.  The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the DTV business.  The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for the nine months ended October 27, 2012 include non-recurring adjustments of $4.0 million of direct acquisition costs (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net revenue	$63,905	$87,085	$195,358	$289,863
Net loss	(39,451)	(136,118)	(85,116)	(181,826)
Basic and diluted net loss per share	$(1.18)	$(4.24)	$(2.58)	$(5.69)

On March 21, 2011, we executed a definitive agreement to acquire certain assets, including intangible assets and products, from a business division of a large computer manufacturer for $5.0 million in cash, which we paid on May 3, 2011.

The assets we acquired include a low-power High Definition, or HD, video encoder processor aimed at capturing HD video for visual telephony between personal computers, set-top boxes, connected media players, Voice over Internet Protocol, or VoIP, devices, video phones, video conferencing TV’s and video surveillance devices.

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

	Amount
Purchase consideration:
Cash	$5,000

Tangible assets acquired and liabilities assumed	$752
		Estimated Useful Lives (in years)
Identifiable intangible assets:
Developed technology
Technology	1,250	5
Technology leveraged	1,680	8
Customer relationships	750	5
In-process research and development	370	—
Goodwill	198	—
Total consideration	$5,000

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

The table below presents the balances of our intangible assets as of October 27, 2012 and January 28, 2012 (in thousands):

	October 27, 2012	January 28, 2012
Acquired intangible assets	$76,289	$75,978
Purchased IP	26,587	22,204
Total	$102,876	$98,182
Accumulated amortization	(58,527)	(52,526)
Intangible assets, net	$44,349	$45,656

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  On October 29, 2011, we performed a review of the carrying value of our acquired intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations.  In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value.  The results of this review indicated that two of these intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment.  Our analysis resulted in an intangible asset impairment charge of $55.1 million during the third quarter of fiscal 2012.  In addition, as a result of our review of indefinite-lived intangible assets during the third quarter of fiscal 2012, we recorded an impairment charge for our in-process research and development intangible assets of $11.1 million and a goodwill impairment charge of $45.1 million, which reduced the carrying value of goodwill to zero.  There were no such impairment charges recorded during the three and nine months ended October 27, 2012.

Acquired intangible assets, subject to amortization, were as follows as of October 27, 2012 and January 28, 2012 (in thousands, except for years):

	As of October 27, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	$76,607	$(24,614)	$(32,872)	$19,121	4.0
Customer relationships	50,705	(30,486)	(15,446)	4,773	4.1
Purchased IP - amortizing	15,876	-	(6,872)	9,004	2.3
Trademarks	2,677	-	(1,937)	740	6.1
Non-compete agreements	1,400	-	(1,400)	-	-
	$147,265	$(55,100)	$(58,527)	$33,638	3.6
Purchased IP - not yet deployed	10,711	-	-	10,711
In-process research and development	11,070	(11,070)	-	-
	$169,046	$(66,170)	$(58,527)	$44,349

	As of January 29, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Purchased IP - amortizing	8,395	-	(5,900)	2,495	1.9
Trademarks	2,677	-	(1,805)	872	6.6
Non-compete agreements	1,400	-	(1,400)	-	-
	$139,473	$(55,100)	$(52,526)	$31,847	4.8
Purchased IP - not yet deployed	13,809	-	-	13,809
In-process research and development	11,070	(11,070)	-	-
	$164,352	$(66,170)	$(52,526)	$45,656

Amortization expense related to acquired intangible assets and purchased IP was $3.0 million and $7.9 million for the three and nine months ended October 27, 2012, respectively, and $4.8 million and $14.3 million for the three and nine months ended October 29, 2011, respectively.  As of October 27, 2012, we had $10.7 million of purchased IP which we have not yet begun to amortize.  As of October 27, 2012, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP-Amortizing	Developed Technology	Customer Relationships	Trademarks	Total
Remaining three months of fiscal 2013	$1,088	$1,624	$316	$44	$3,072
2014	4,153	5,757	1,265	119	11,294
2015	2,793	4,272	1,265	118	8,448
2016	970	3,955	1,109	118	6,152
2017	-	3,019	818	118	3,955
Thereafter	-	494	-	223	717
Total	$9,004	$19,121	$4,773	$740	$33,638

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

 Details of the change in accrued warranty as of October 27, 2012 and October 29, 2011 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions	Deductions	Balance End of Period
October 27, 2012	$1,157	373	(203)	$1,327
October 29, 2011	$1,327	326	(312)	$1,341

Nine Months Ended	Balance Beginning of Period	Additions	Deductions	Balance End of Period
October 27, 2012	$1,326	729	(728)	$1,327
October 29, 2011	$1,300	856	(815)	$1,341

11.          Commitments and contingencies

 Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable operating lease which was amended in September 2012 to extend the term through September 2015, and slightly decrease the monthly base rent.  We also lease facilities in Canada, China, Denmark, France, Germany, Hong Kong, Israel, Japan, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable operating leases.  Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases
Remaining three months of fiscal 2013	$1,372
2014	4,732
2015	4,218
2016	3,304
2017	2,120
2018	684
Thereafter	182
Total minimum lease payments	$16,612

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 27, 2012, the total amount of outstanding non-cancelable purchase orders was approximately $27.0 million.

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
Our corporate articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of October 27, 2012.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and nine months ended October 27, 2012, we recorded royalty expense of $0.4 million and $1.2 million, respectively, and $0.5 million and $1.6 million for the three and nine months ended October 29, 2011, respectively, which was recorded to cost of revenue.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, CopperGate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through October 27, 2012, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting to 4.5% of the sales of certain products up to an amount equal to the amount of the grants received, plus LIBOR-based interest.  As of October 27, 2012, our remaining obligation under these programs was $0.7 million.

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

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled and accrued another audit for $6.3 million and the Company paid an amount of $6.0 million in the fourth quarter of fiscal 2013. The remaining $0.3 million will be paid in fiscal 2014 as per the settlement. Also in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012.  Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments from September 2012.  The full amount of the license fees were recorded as Purchased IP during the third quarter of fiscal 2013 and will be amortized over the term.  On December 4, 2012, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. As of October 27, 2012, the end of our third fiscal quarter to which this report relates, we believed we were in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits.

12.           Net loss per share

Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock options excluded because the effect of including would be anti-dilutive	149	296	157	412
Stock options excluded because exercise price is in excess of average stock price	5,380	5,338	5,460	4,732
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	147	-	87	-
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	68	-	290	-

13.           Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock option awards to employees, directors and consultants which are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of October 27, 2012, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of October 27, 2012, 2,008,500 shares were available for future grants under our stock incentive plans.  Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of January 28, 2012	5,846,027	$12.47	6.2	$885,840
Granted	-	-
Cancelled	(152,654)	11.33
Exercised	(25,801)	2.18
As of April 28, 2012	5,667,572	$12.54	6.0	710,739
Granted	100,000	5.56
Cancelled	(84,414)	12.34
Exercised	(5,201)	3.23
As of July 28, 2012	5,677,957	$12.43	5.7	1,163,897
Granted	25,000	6.67
Cancelled	(178,570)	12.89
Exercised	(113,142)	2.67
As of October 27, 2012	5,411,245	$12.59	5.5	377,349

Ending vested and expected to vest	5,348,767	12.64	5.5	357,049
Ending exercisable	3,929,066	13.35	4.8	236,950

The aggregate intrinsic value as of October 27, 2012 in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.86 on that date, which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock option plans, determined as of the dates of option exercises, was $0.4 million and $0.5 million for the three and nine months ended October 27, 2012, respectively, and $0.3 million and $1.2 million for the three and nine months ended October 29, 2011, respectively.  The total fair value of options which vested, determined as of the dates such options vested, was $1.7 million and $5.2 million during the three and nine months ended October 27, 2012, respectively, and $2.3 million and $8.4 million during the three and nine months ended October 29, 2011, respectively.

As of October 27, 2012, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $11.9 million and will be recognized over an estimated weighted average amortization period of 2.5 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

We value restricted stock awards, or RSAs, using the quoted market price of the underlying stock on the date of grant.  RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every one share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met.  The majority of RSAs vest over five years according to the terms specified in the individual grants.  As of October 27, 2012, the unrecorded stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $1.5 million and will be recognized over an estimated weighted average amortization period of 3.0 years.  The following table sets forth the shares of restricted stock awards outstanding as of October 27, 2012:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Award	Aggregate Value
As of January 28, 2012	231,179	$8.82
Granted	-	-
Released	-	-
As of April 28, 2012	231,179	$8.82
Granted	-	-
Released	(28,070)	8.63
As of July 28, 2012	203,109	$8.84
Granted	10,980	6.83
Released	-	-
As of October 27, 2012	214,089	$8.74	$1,871,138

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant. RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every one restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan primarily vest over a period of four years according to the terms specified in the individual grants.  As of October 27, 2012, the unrecorded stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $3.5 million and will be recognized over an estimated weighted average amortization period of 3.1 years.  The following table sets forth the shares of RSUs outstanding as of October 27, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value
As of January 28, 2012	547,500	$5.92
Granted	23,075	6.03
Cancelled	(7,600)	6.44
As of April 28, 2012	562,975	$5.62
Granted	84,625	5.56
Released	(234)	5.95
Cancelled	(21,975)	6.36
As of July 28, 2012	625,391	$6.74
Granted	91,778	6.79
Released	(47)	6.06
Cancelled	(32,900)	6.55
As of October 27, 2012	684,222	$5.86	$ 4,009,541

Employee stock purchase plan

As of October 27, 2012, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 1,106,269 shares had been issued

Valuation of stock-based compensation

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

The fair value of each option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:
	Three months ended
	October 27, 2012		October 29, 2011
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	50.58%	41.54%	-	49.49%
Risk-free interest rate	1.02%	0.16%	-	0.10%
Expected term (in years)	5.87	0.50	-	0.50
Dividend yield	0%	0%	-	0%
Weighted average fair value at grant date	$3.18	$1.70	-	$2.27

	Nine months ended
	October 27, 2012		October 29, 2011
	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Expected volatility	51.77%	41.54%	51.78%	49.49%
Risk-free interest rate	0.86%	0.16%	1.90%	0.10%
Expected term (in years)	5.88	0.50	5.93	0.50
Dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	$2.79	$1.70	$6.25	$2.27

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

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cost of revenue	$131	$123	$380	$352
Research and development	1,375	1,544	4,346	4,760
Sales and marketing	458	475	1,412	1,634
General and administrative	539	664	1,940	2,386
Total stock-based compensation	$2,503	$2,806	$8,078	$9,132

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit.  We have a matching contribution program whereby we match employee contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching contributions to the 401(k) tax deferred savings plan totaled $0.2 million and $0.7 million for the three and nine months ended October 27, 2012, respectively, and $0.2 million and $0.7 million for the three and nine months ended October 29, 2011, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit, which is $22,970 Canadian in calendar year 2012.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP for the three and nine months ended October 27, 2012 and October 29, 2011 were not significant.

Endowment insurance pension plan

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The plan is managed by the local authority and it is a mandatory plan.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 22% of the annual base.  For calendar year 2012, the annual base is capped at RMB 12,993.  The matching contributions to the Pension Insurance totaled $0.5 million and $0.6 million for the three and nine months ended October 27, 2012, respectively.

Retirement pension plan

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark-based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a discretionary matching contribution program whereby we will contribute 3.0% of our employee’s annual salary and may elect to suspend or terminate future contributions at our option at any time.  The matching contributions to the Retirement Pension Plan for the three and nine months ended October 27, 2012 and October 29, 2011 were not significant.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of October 27, 2012, we have an accrued severance liability of $1.3 million partially offset by $1.2 million of severance employee funds.

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

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Asia	$38,514	$34,919	$119,432	$135,108
North America	4,799	2,176	11,990	7,076
Europe	17,589	2,563	34,101	4,492
Other Regions	3,003	67	6,891	375
Net revenue	$63,905	$39,725	$172,414	$147,051

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

China including Hong Kong	$26,108	$29,163	$88,651	$116,260
Hungary	14,601	-	26,759	-
Rest of World	23,196	10,562	57,004	30,791
Net revenue	$63,905	$39,725	$172,414	$147,051

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

TP Vision	23%	*	16%	*
Flextronics	10%	*	11%	*
Motorola	*	13%	*	17%
Alpha Networks	*	14%	*	*
Gemtek	*	14%	*	25%

* This customer provided less than 10% of our net revenue in this period.

Two international customers accounted for 30%  and 12% of total accounts receivable as of October 27, 2012.  Four international customers accounted for 17%, 17%, 15% and 13% of total accounts receivable as of January 28, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, anticipated seasonality associated with our DTV business and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control.  We focus on integrated chipset solutions that serve as the foundation for some of the world’s leading consumer and business products, including  televisions,  set-top boxes and video networking products. We now have two primary business units that are responsible for driving business within our target markets through a common sales force. Our home Multimedia primarily system-on-chip (SoC) offerings for video entertainment applications. Our Home Connectivity business develops and markets primarily network controllers' offerings for video entertainment and home control applications.

Our chipset products and target markets

Products

Media Processor SoCs

Our media processor SoC product line consists of a range of functionally similar platforms that are based on highly integrated chips, embedded software, and hardware reference designs.  These highly integrated chips typically include all the functions required to create a complete system solution with only the addition of memory.  The integrated functions include applications processing (CPU), graphics processing (GPU), media processing (audio and video decoding/encoding), display processing, security management, memory control, and peripheral interfaces.  Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems.  Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and sometimes provide a prototypical end-use product example for customer evaluation and use.   We believe our SoC products deliver industry-leading performance in video decoding, picture quality, and software breadth, and this value proposition is why manufacturers select Sigma products.

Our SoCs are generally configured for a specific market segments, either digital television (DTV) or set-top box (STB), the latter of which includes related products such as connected media players.   The primary difference between these devices is the interfaces they support.    SoCs created for the DTV market offer HDMI plus analog encoded video as inputs and result in output to flat panel interfaces.   SoCs created for the STB market offer Ethernet and other broadcast interfaces inputs and result in output to HDMI plus analog encoded video.   Core components are therefore shared across these products while their configured hardware/software platforms and support are offered separately.

Home Networking Controllers

Our home networking product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams.  We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations.  Our home networking solutions are based on the HomePNA (HPNA), HomePlug AV (HPAV), and G.hn standards.  HPNA and HPAV are two of the current leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines.  G.hn is the next generation ITU standard ratified in 2010 to create a unified global standard across coaxial cables, phone lines and power lines.  Products based on these technologies enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver high definition television services (HDTV) and other media-rich applications throughout the home.  To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

Home Control and Energy Management Automation

Our home control and energy management automation product line consists of our wireless Z-Wave chipsets.  These chipsets enable consumers to enjoy advanced home control and energy management automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes.  These devices consist of wireless transceiver devices along with a mesh networking protocol.  Our Z-Wave chipsets utilize a low-bitrate, low-power; low-cost RF communication technology that provides an interoperable connected home security, monitoring and automation solution.  These Z-Wave chipsets and the protocol they use to communicate commands have been built-into an ecosystem of over 700 certified products, mostly intelligent appliances for use within the home.

Other Products

We also offer certain legacy products that are sold into prosumer and other industrial applications.  These products include our VXP brand video image processor chipsets and our video encoder chipsets.  Our VXP chipsets are standalone high performance semiconductors that provide studio-quality video output or input for professional, prosumer and consumer applications and address applications including audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems.  Our video encoder chipsets are designed to capture video for visual telephony between set-top boxes, connected media players, VoIP devices, video conferencing TVs and video surveillance devices.   These products account for a minor portion of Sigma’s revenue.

Markets

Digital Television Market

We target the digital television market with our media processor SoC products.  Specifically, we are focused on providing leading edge solutions for next generation Internet-enabled digital televisions or “SmartTV”.   These solutions include our enhanced picture quality, our frame-rate conversion chips, and our Internet-access software suite.  We believe the SmartTV market will continue its strong growth and over time, incorporate much of the set-top box functionality.   Additionally, we also sell selected legacy products into older television applications, such as analog TV and PC/TV products.

Set-top Box Market

We target the set-top box market with our media processor SoC products, our network controller products, and our home control products.  Currently, our STB sales are primarily to set-top box OEMs (such as Motorola, Pace, Samsung, Tatung, and Netgem) that in turn sell to Telco network operators that deploy IPTV set-top boxes for delivering video services over a DSL network.   We are a leading provider of high definition digital media processors for set-top boxes in the IPTV media processor market in terms of units shipped.   Driven by market trends, we have also begun to market hybrid solutions (IP + broadcast) for use by Cable and Satellite network operators as well.

IPTV set-top boxes incorporating our media processors are deployed by telecommunications carriers globally including carriers in Asia, Europe and North America, such as AT&T, Deutsche Telekom, and SFR.  We work with these carriers and set-top box providers as well as with systems software providers, such as Microsoft and various Linux providers, to design solutions that address carriers' specific requirements regarding features and performance.

Connected Media Player Market

We target the connected media player (CMP) market with our media processor SoC products.  The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and wireless display devices that perform playback of digital media.    Our media processors SoCs are used by consumer electronics providers, such as Iomega, Netgear and Western Digital in applications such as DMAs and other connected media player devices.

Video Networking Markets

We target gateways, routers, and other network equipment with our network controller products. This market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP or data through wired connectivity.  Our home networking products are currently used in residential gateways, optical network terminals, multiple-dwelling unit, or MDU, masters and network adapters by leading OEMs, such as Actiontec, Cisco Systems, Pace and Motorola.

Home Control Market

We target the home control market with our unique Z-Wave wireless product line.  This market consists of a wide range of intelligent consumer appliances and home controllers that use wireless connectivity and control protocols to enable remote control of energy, security, and convenience features.  Our Z-Wave devices are used in consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Cooper Wiring.

Other Markets

We also sell products into other markets, such as Prosumer, digital signage, projection TV and PC-based add-in markets, which we refer to as our other markets.   The prosumer market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We derive minor revenue from sales of our products into these other markets.

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

Our business is subject to seasonality as a result of selling a number of our semiconductor products to customers who manufacture products for the consumer electronics market.  We expect to experience lower sales in our first and/or fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of the seasonality of demand associated with the consumer electronics markets.  For example, we expect that our DTV business may experience seasonality typical of the consumer electronics markets, resulting in slower DTV sales in the first and fourth quarter of each calendar year and strongest DTV sales in the third calendar quarter.  As a result of the seasonality in our business, our operating results may vary significantly from quarter to quarter.

Restructuring Plan

On October 31, 2012, we announced a restructuring plan, which we are in the early stages of implementing.  Our restructuring plan includes targeted reductions in labor costs through headcount reduction and other related actions and targeted reductions in other operating expenses such as consulting, travel and subletting excess office space.  We also plan to migrate to lower cost manufacturing components and processes.  We expect to execute the restructuring plan in several phases and already completed the initial phase, which consisted of headcount reduction in our North American operations and the implementation of expense management measures across worldwide operations.  For the three months ended October 27, 2012, we recognized a charge of $0.8 million in connection with our restructuring activities.  We anticipate we will incur additional restructuring charges in future periods as we continue to implement our plan.

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

Restructuring charges:  As discussed above, we announced a restructuring plan in October 2012 and began to execute the first phase under this plan. In the third quarter of fiscal 2013 we communicated a plan of termination to some employees.  As a result, for the three months ended October 27, 2012, we recognized a charge of  $0.8 million, of which $0.6 million related to research and development activities and $0.2 million related sales and marketing activities.

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

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three months ended				Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue

Net revenue	$63,905	100%	$39,725	100%	$172,414	100%	$147,051	100%
Cost of revenue	38,423	60%	21,723	55%	95,257	55%	86,263	59%
Gross profit	25,482	40%	18,002	45%	77,157	45%	60,788	41%

Operating expenses
Research and development	26,741	42%	21,633	54%	76,505	44%	65,034	44%
Sales and marketing	12,774	20%	8,545	22%	27,457	16%	25,475	17%
General and administrative	6,007	10%	4,828	12%	21,874	13%	15,460	11%
Restructuring	821	1%	-	*	821	1%	-	*
Goodwill impairment	-	*	45,108	114%	-	*	45,108	31%
Intangible assets impairment	-	*	66,170	166%	-	*	66,170	45%
Gain on acquisition	-	*	-	*	(1,417)	-1%	-	*
Total operating expenses	46,343	73%	146,284	368%	125,240	73%	217,247	148%
Loss from operations	(20,861)	-33%	(128,282)	-323%	(48,083)	-28%	(156,459)	-106%

Interest and other income, net	299	1%	542	1%	1,032	1%	2,095	1%

Loss before provision for (benefit from) income taxes	(20,562)	-32%	(127,740)	-322%	(47,051)	-27%	(154,364)	-105%

Provision for (benefit from) income taxes	18,889	30%	(6,165)	-16%	19,520	12%	(5,157)	-4%

Net loss	$(39,451)	-62%	$(121,575)	-306%	$(66,571)	-39%	$(149,207)	-101%

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended October 27, 2012 increased $24.2 million, or 61%, compared to the corresponding period in the prior fiscal year.  Net revenue benefited $27.8 million from the addition of the DTV product line, resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013.  Excluding DTV, our net revenue for the three months ended October 27, 2012 decreased $3.7 million, or 9%, compared to the corresponding period in the prior fiscal year.  The net revenue decrease was primarily attributable to decreases in sales in the IPTV media processor and connected media player markets of $4.4 million and $6.4 million, respectively, partially offset by increases in the home networking market and license revenue from our home control and energy management technology of $5.3 million and $2.4 million, respectively.

Our net revenue for the nine months ended October 27, 2012 increased $25.4 million, or 17%, compared to the corresponding period in the prior fiscal year.  Net revenue benefited $54.4 million from the addition of the DTV product line, resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013.  Excluding DTV, our net revenue for the nine months ended October 27, 2012 decreased $29.0 million, or 20%, compared to the corresponding period in the prior fiscal year.  The net revenue decrease was primarily attributable to decreases in sales in the IPTV media processor, connected media player and prosumer and digital audio/video markets of $24.6 million, $14.9 million, and $1.4 million respectively, partially offset by an increase in sales to the home networking market and license revenue from our home control and energy management technology of $8.0 million and $3.8 million, respectively.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three months ended				Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue

DTV	$27,831	44%	$-	*	$54,407	32%	$-	*
Home networking	19,733	31%	14,418	36%	62,989	37%	54,971	38%
IPTV media processor	6,328	10%	10,774	27%	26,868	16%	51,431	35%
Home control and energy management	4,783	7%	2,339	6%	12,476	7%	8,632	6%
Prosumer and industrial audio/video	2,321	4%	2,839	7%	7,583	4%	8,992	6%
Connected media player	2,764	4%	9,136	23%	7,742	4%	22,614	15%
Other	145	*	219	1%	349	*	411	*
Net revenue	$63,905	100%	$39,725	100%	$172,414	100%	$147,051	100%

* This market provided less than 1% of our net revenue in this period.

DTV market:  Our acquisition of the DTV assets of Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the DTV market, which previously had not been significant and had been included in the other markets category. We believe DTV products complement our existing IPTV media processor and connected media player products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home.  Net revenue from sales of our products into the DTV market was $27.8 million and $54.4 million for the three and nine months ended October 27, 2012, respectively, or 44% and 32%, respectively, of total net revenue.  We expect that our DTV business may experience some seasonality common to consumer electronics markets as Trident Microsystems typically experienced slower DTV sales in the first quarter of the calendar year and strongest DTV sales in the third calendar quarter.  We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we develop and introduce new products for this market.

Home networking market:   For the three and nine months ended October 27, 2012, net revenue from sales of our products into the home networking market increased $5.3 million or 37%, and $7.9 million, or 14%, respectively, compared to the corresponding periods in the prior fiscal year.  The increase was primarily the result of a higher volume of units shipped partially due to our expansion into South America.  Excluding DTV net revenues, our revenue from the home networking market as a percentage of total net revenue for the three and nine months ended October 27, 2012 was 55% and 53%, respectively, increases of 19 and 16 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  The increase in home networking market revenues as a percentage of net revenues, excluding DTV, was primarily the result of the increase in demand in the home networking market as well as the decline in demand for our products in the connected media player and IPTV media processor markets.  We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IPTV media processor market:  For the three and nine months ended October 27, 2012, net revenue from sales of our products into the IPTV media processor market decreased $4.4 million, or 41%, and $24.6 million, or 48%, respectively, compared to the corresponding periods in the prior fiscal year.  This decline was attributable to a decline in units shipped, and lower average selling prices (“ASP”), as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.  Excluding DTV net revenues, our revenue from the IPTV media processor market as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 18% and 23%, respectively, decreases of 10 and 12 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the IPTV media processor market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of our newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Home control and energy management market:   For the three and nine months ended October 27, 2012, net revenue from sales of our products into the home control and energy management market increased $2.4 million, or 104%, and $4.0 million, or 47%, respectively, compared to the corresponding periods in the prior fiscal year.  The increase was primarily the result of $2.1 million and $3.5 million of technology license revenue for the three and nine months ended October 27, 2012, respectively, and a slight increase in demand in the home control and energy management market evidenced by slightly increased unit shipments and improved ASPs.  Excluding DTV net revenues, our revenue from the home control and energy management market as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 13% and 11%, respectively, increases of 7 and 5 percentage points compared to the corresponding periods in the prior fiscal year.  The percentage point increase is primarily the result of the slight increase in demand and technology license revenue in the home control and energy management market as well as the decline in demand in the connected media player and IPTV media processor markets.  We expect our revenue from the home control and energy management market to continue to increase in the foreseeable future.

Prosumer and industrial audio/video market:  For the three and nine months ended October 27, 2012, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $0.5 million, or 18%, and $1.4 million, or 16%, respectively, compared to the corresponding periods in the prior fiscal year.  The three month decrease was primarily attributable to a decrease in demand for our products resulting in lower volume of units shipped partially offset by increased ASP. The nine month decrease was primarily attributable to a lower ASP. Excluding DTV net revenues, our revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for the three and nine months ended October 27, 2012 was 6%, a decrease of one percentage point and no change, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the prosumer and industrial audio/video market to fluctuate based on our ability to obtain design wins in our customers' newer generation products, broad economic trends affecting business spending on video conferencing and high-end audio/video products and also discretionary consumer spending.

Connected media player market:  For the three and nine months ended October 27, 2012, net revenue from sales of our products into the connected media player market decreased $6.4 million, or 70%, and $14.9 million, or 66%, respectively, compared to the corresponding periods in the prior fiscal year.  The decrease in revenue was the result of a decrease of approximately 70% in units shipped, which was primarily due to competitive factors.  Excluding DTV net revenues, our revenue from the connected media player market as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 8% and 7%, respectively, decreases of 15 and 9 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.  We expect our revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer-generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our revenue.

Other markets:  Our other markets consist of PC add-in boards, development contracts, services and other ancillary markets.  The revenue derived from our other markets was not a significant portion of our total net revenue.

Net revenue by product group

Our primary product group consists of our chipsets.  Our chipsets are targeted toward manufacturers and large volume designer and manufacturer customers building products for the DTV, home networking, IPTV, home control and energy management, prosumer and industrial audio/video consumer electronic and connected media player markets.  For the nine months ended October 27, 2012, sales of our chipsets accounted for approximately 98% of our net revenue compared to approximately 99% in the corresponding period in the prior fiscal year.

We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The revenue derived from other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three months ended				Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue

Asia	$38,514	60%	$34,919	88%	$119,432	69%	$135,108	92%
North America	4,799	7%	2,176	6%	11,990	6%	7,076	5%
Europe	17,589	28%	2,563	6%	34,101	20%	4,492	3%
Other Regions	3,003	5%	67	*	6,891	5%	375	*
Net revenue	$63,905	100%	$39,725	100%	$172,414	100%	$147,051	100%

* The percentage of net revenue is less than one percent.

Asia:  Our net revenue in absolute dollars from Asia increased $3.6 million, or 10%, and decreased $15.7 million, or 12%, for the three and nine months ended October 27, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $9.6 million and $19.2 million for the three and nine months ended October 27, 2012, respectively,  absolute dollars from Asia decreased $6.0 million, or 17%, and $34.9 million, or 26%, respectively, compared to the corresponding periods in the prior fiscal year.   For the comparative three and nine month periods, the decrease was primarily attributable to lower demand in the IPTV media processor and connected media player markets, partially offset by an increase in demand in the home networking market.  Excluding DTV, our net revenue from Asia as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 80% and 85%, respectively, representing decreases of 8 and 7 percentage points, respectively, compared to the corresponding periods in the prior fiscal year.

As a percentage of total net revenue, China, including Hong Kong, represented 41% and 51% for the three and nine months ended October 27, 2012, respectively, decreases of 33 and 28 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The reduction in China as a percentage of total net revenue reflects the addition of DTV customers with operations located in Europe.

Europe:  Our net revenue in absolute dollars from Europe increased $15.0 million, or 586%, and $29.6 million, or 659%, for the three and nine months ended October 27, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $17.0 million and $32.2 million for the three and nine months ended October 27, 2012, respectively,  absolute dollars from Europe decreased $1.9 million, or 75%, and $2.6 million, or 57%, respectively, compared to the corresponding periods in the prior fiscal year.  For the comparative three and nine month periods, the decrease in net revenue was primarily in the home networking market, and to a lesser extent, the prosumer and industrial audio/video and home control and energy management markets.   Excluding DTV, our net revenue from Europe as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 2%,  a decrease of 4 and 1 percentage points compared to the corresponding periods in the prior fiscal year.

As a result of the addition of DTV customers in the second quarter of fiscal 2013, sales into Hungary as a percentage of total net revenue was 23% and 16% for the three and nine months ended October 27, 2012, respectively, compared to none in the prior fiscal year.

North America:  Our net revenue in absolute dollars from North America increased $2.6 million, or 121%, and $4.9 million, or 69%, for the three and nine months ended October 27, 2012, respectively, compared to the corresponding periods in the prior fiscal year.  Excluding DTV revenue of $1.3 million and $3.1 million for the three and nine months ended October 27, 2012, respectively, absolute dollars from North America increased $1.4 million, or 63%, and $1.8 million, or 26%, respectively, compared to the corresponding periods in the prior fiscal year.  For the comparative three-month periods, the increase in net revenue was primarily in the home control and energy management market, partially offset by declines in the prosumer and industrial audio/video and the connected media player markets.  For the comparative nine-month periods, the increase in net revenue was primarily an increase in the home control and energy management market, partially offset by decreases in the prosumer and industrial audio/video, connected media player  and IPTV media processor markets.  Excluding DTV, our net revenue from North America as a percentage of our total net revenue for the three and nine months ended October 27, 2012 was 10% and 8%, respectively, an increase of 4 and 3 percentage points compared to the corresponding periods in the prior fiscal year.

Other regions: Our net revenue in absolute dollars from other regions increased $2.9 million, or 4,382%, and $6.5 million, or 1,738%, respectively, for the three and nine months ended October 27, 2012 compared to the corresponding periods in the prior fiscal year,  primarily due to an increase in demand in the home networking market in Brazil.  DTV revenues to customers in other regions were less than $0.1 million and $0.6 million for the three and nine months ended October 27, 2012, respectively.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

TP Vision	23%	*	16%	*
Flextronics	10%	*	11%	*
Motorola	*	13%	*	17%
Alpha Networks	*	14%	*	*
Gemtek	*	14%	*	25%

* This customer provided less than 10% of our net revenue in this period.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three months ended			Nine months ended
	October 27, 2012	% Change	October 29, 2011	October 27, 2012	% Change	October 29, 2011

Gross profit	$25,482	42%	$18,002	$77,157	27%	$60,788
Gross margin	39.9%		45.3%	44.8%		41.3%

Gross profit of $25.5 million for the three months ended October 27, 2012 increased $7.5 million compared to the corresponding period in the prior fiscal year.  Gross profit during this period benefited from our expansion into the DTV market in the second quarter of fiscal 2013 and most of our other markets also contributed to the increase in gross profit.  Our home networking market benefited from net revenue growth with higher margins.  Our home control and energy management market benefited from an increase in net revenues primarily as a result of technology license revenue.  Revenues in our connected media player decreased and our ASP reduced slightly with a reduction in costs to minimize the impact of the lower volumes.

The 5.4 percentage point decrease in gross margin percentage for the three months ended October 27, 2012 compared to the corresponding period in the prior fiscal year is primarily due to the addition of lower margin DTV revenue, which reduced our gross margin by approximately 11 percentage points.  Excluding DTV, our gross margin improved compared to the prior year period due to growth in sales of higher-margin home networking products and a reduction in lower-margin revenues of our IPTV media processor and connected media player markets.

Gross profit of $77.2 million for the nine months ended October 27, 2012 increased $16.4 million compared to the corresponding period in the prior fiscal year primarily due to our expansion into the DTV market in the second quarter of fiscal 2013. However, gross profits in our other markets remained at approximately the same level as the corresponding period a year ago, while the provision for excess inventory was $5.7 million lower for the nine months ended October 27, 2012 than for the same period in the prior year.  Additionally, for the nine months ended October 27, 2012, gross profit benefited from net revenue growth in the home networking market which have higher margins.

The 3.5 percentage point increase in gross margin percentage for the nine months ended October 27, 2012 compared to the corresponding period in the prior fiscal year is primarily due to revenue growth in our higher-margin home networking market and technology license revenue in our home control and energy management market, partially offset by sales of products acquired in our acquisition of the DTV business from Trident Microsystems.  Additionally, our provision for excess inventory was lower during the nine months ended October 27, 2012, 1.3% as a percentage of total net revenue, than during the three months ended October 27, 2011, which was 5.4% as a percentage of total net revenue.  For the three and nine months ended October 27, 2012, we benefited from the sale of previously written down products of $0.4 million and $3.0 million, respectively, which contributed to our gross margin by 0.6 percentage points and 4.8 percentage points, respectively.

Research and development expense

Research and development expense consists primarily of compensation and benefits for our employees engaged in research, design and development activities, stock-based compensation expense, engineering design tools, mask and prototyping costs, testing and subcontracting costs, and costs for facilities and equipment.

The following table sets forth details of research and development expense for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands, except percentages):

	Three months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$16,991	27%	$12,514	31%	$4,477	36%
Development and design costs	3,090	5%	3,247	8%	(157)	-5%
Depreciation and amortization	2,346	4%	2,705	7%	(359)	-13%
Stock-based compensation	1,375	2%	1,544	4%	(169)	-11%
Other	2,939	4%	1,623	4%	1,316	81%
Total research and development expense	$26,741	42%	$21,633	54%	$5,108	24%

	Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$49,876	29%	$37,113	25%	$12,763	34%
Development and design costs	9,535	6%	10,549	7%	(1,014)	-10%
Depreciation and amortization	6,543	4%	7,409	5%	(866)	-12%
Stock-based compensation	4,346	2%	4,760	3%	(414)	-9%
Other	6,205	3%	5,203	4%	1,002	19%
Total research and development expense	$76,505	44%	$65,034	44%	$11,471	18%

The three and nine months ended October 27, 2012 include $5.2 million and $11.9 million, respectively, for DTV research and development activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally, for the three and nine months ended October 27, 2012, compensation and benefits increased primarily due to an increase in headcount to support new product development as well as salary increases.  For the nine months ended October 27, 2012, Development and design costs decreased mainly due to a reduction in engineering supplies, prototype masks and wafer purchases, partially offset by an increase in outside services.   For the nine months ended October 27, 2012, Depreciation and amortization decreased due to lower amortization of acquired intangible assets as a result of related acquired intangible assets impairment charges.  Other expense increased mainly due to an increase in IT infrastructure expenses, rent and travel incurred by the higher headcount. As part of our restructuring plan discussed above, we anticipate reductions in research and development expense.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade show, travel and entertainment expense and external commissions.

The following table sets forth details of sales and marketing expense for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands, except percentages):

	Three months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$4,369	7%	$4,130	11%	$239	6%
Depreciation and amortization	486	1%	2,116	5%	(1,630)	-77%
Trade shows, travel and entertainment	819	1%	824	2%	(5)	-1%
Stock-based compensation	458	1%	475	1%	(17)	-4%
External commissions	160	*	228	1%	(68)	-30%
Other	6,482	10%	772	2%	5,710	740%
Total sales and marketing expense	$12,774	20%	$8,545	22%	$4,229	49%

	Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$13,821	8%	$11,722	8%	$2,099	18%
Depreciation and amortization	1,347	1%	6,319	4%	(4,972)	-79%
Trade shows, travel and entertainment	2,232	1%	2,532	2%	(300)	-12%
Stock-based compensation	1,412	1%	1,634	1%	(222)	-14%
External commissions	519	*	1,012	1%	(493)	-49%
Other	8,125	5%	2,256	1%	5,869	260%
Total sales and marketing expense	$27,457	16%	$25,475	17%	$1,982	8%

* The percentage of net revenue is less than one percent.

The three and nine months ended October 27, 2012 include $0.5 million and $1.4 million, respectively, for DTV sales and marketing activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally, for the three and nine months ended October 27, 2012, compensation and benefits increased primarily due to salary increases, the increase in headcount and increased commissions due to the higher revenue.  Depreciation and amortization decreased due to lower amortization of acquired intangible assets as a result of related acquired intangible asset impairment charges recorded in our third quarter of fiscal 2012. Other expense increased due to a $5.7 million settlement recorded in the current period in connection with a failure to comply with a third party technology licensor’s custodial and reporting requirements (see note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements ). As part of our restructuring plan discussed above, we anticipate reductions in sales and marketing expense.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

The following table sets forth details of general and administrative expense for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands, except percentages):

	Three months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$2,088	3%	$2,049	5%	$39	2%
Legal and accounting fees	1,027	2%	768	2%	259	34%
Stock-based compensation	539	1%	664	2%	(125)	-19%
Outside service fees	259	*	145	*	114	79%
Facilities and IT infrastructure costs	1,208	2%	600	2%	608	101%
Other	886	*	602	1%	284	47%
Total general and administration expense	$6,007	9%	$4,828	12%	$1,179	24%

	Nine months ended
	October 27, 2012	% of Net Revenue	October 29, 2011	% of Net Revenue	Increase/ (Decrease)	% Change

Compensation and benefits	$6,916	4%	$6,255	5%	$661	11%
Legal and accounting fees	4,417	3%	2,636	2%	1,781	68%
Stock-based compensation	1,940	1%	2,386	2%	(446)	-19%
Outside service fees	1,372	1%	524	*	848	162%
Facilities and IT infrastructure costs	3,748	2%	1,706	1%	2,042	120%
Other	3,481	2%	1,953	1%	1,528	78%
Total general and administration expense	$21,874	13%	$15,460	11%	$6,414	41%

* The percentage of net revenue is less than one percent.

The three and nine months ended October 27, 2012 include $0.5 million and $2.3 million, respectively, for DTV general and administrative activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  Additionally, for the three and nine months ended October 27, 2012, compensation and benefits increased primarily due to salary increases and an increase in headcount.  The increase in legal and accounting fees is primarily due to legal fees incurred in connection with our acquisition of certain assets used in the digital TV business from Trident Microsystems and our annual meeting of shareholders.  The decrease in stock-based compensation expense is primarily due to the timing of options and awards grants and option cancellations.  The increase in facilities and IT infrastructure is primarily due to higher IT infrastructure expenses related to the integration of DTV.   As part of our restructuring plan discussed above, we anticipate reductions in general and administration expense.

Goodwill and indefinite-lived intangible assets impairment

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and indefinite-lived intangible assets should be performed due to continued reductions in our profitability, sales forecasts and market capitalization.  As a result, we recognized a goodwill impairment charge of $45.1 million and an impairment charge for our indefinite-lived in-process research and development intangible assets of $11.1 million during the third quarter of fiscal 2012.  There have been no such charges recorded during the three and nine months ended October 27, 2012.

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

Acquired intangible assets subject to amortization were as follows as of October 27, 2012 (in thousands, except for years):

	As of October 27, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Developed technology	76,607	(24,614)	(32,872)	19,121	4.0
Customer relationships	50,705	(30,486)	(15,446)	4,773	4.1
Purchased IP - amortizing	15,876	-	(6,872)	9,004	2.3
Trademarks	2,677	-	(1,937)	740	6.1
Non-compete agreements	1,400	-	(1,400)	-	-
	147,265	(55,100)	(58,527)	33,638	3.6
Purchased IP - not yet deployed	10,711	-	-	10,711
In-process research and development	11,070	(11,070)	-	-
	169,046	(66,170)	(58,527)	44,349

We classify amortization of acquired developed technology as a cost of revenue, which was $1.6 million and $4.8 million for the three and nine months ended October 27, 2012, respectively, and $2.7 million and $8.1 million for the three and nine months ended October 29, 2011, respectively.  We also classify amortization of purchased IP as a cost of revenue, which was $1.1 million and $2.0 million for the three and nine months ended October 27, 2012, respectively, and $0.9 million and $1.9 million for the three and nine months ended October 29, 2011, respectively.  We classify as sales and marketing expense our expense from the amortization of acquired customer relationships and trademarks, which was $0.4 million and $1.1 million for the three months and nine months ended October 27, 2012, respectively, and $2.0 million and $6.1 million for the three and nine months ended October 29, 2011, respectively.  As of October 27, 2012, the unamortized balance from our intangible assets was $44.3 million, which we intend to amortize to future periods based on the remaining estimated useful life of each acquired intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cost of revenue	$131	$123	$380	$352
Research and development	1,375	1,544	4,346	4,760
Sales and marketing	458	475	1,412	1,634
General and administrative	539	664	1,940	2,386
Total share-based compensation	$2,503	$2,806	$8,078	$9,132

The expensing of employee stock options, restricted stock awards and restricted stock units grants will continue to have an adverse impact on our results of operations.

Interest and other income, net

The following table sets forth net interest and other income and the related percentage change (in thousands, except percentages):

	Three months ended			Nine months ended
	October 27, 2012	% Change	October 29, 2011	October 27, 2012	% Change	October 29, 2011
Interest and other income, net	$299	-45%	$542	$1,032	-51%	$2,095

Our other income and expense, net, primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on currency hedging activities.  The decrease of $0.2 million and $1.1 million for the three and nine months ended October 27, 2012, respectively, compared to the corresponding periods in the prior fiscal year was due primarily to foreign exchange losses as a result of the U.S. dollar weakening compared to the Israeli shekel, Euro, Danish krone and Canadian dollar and losses from hedging activities.  Additionally, investment income decreased in connection with market value fluctuations and a lower level of marketable security investments from liquidating marketable securities to fund our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.

Provisions for income taxes

We recorded provisions for income taxes of $18.9 million and $19.5 million for the three and nine months ended October 27, 2012, respectively, and a benefit of $6.2 million and $5.2 million for the three and nine months ended October 29, 2011, respectively.  Included in our provisions for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

In assessing the carrying value of its deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax attributes are deductible.

During the three months ended October 27, 2012, the Company recorded a non-cash charge to establish a valuation allowance of $17.9 million against its gross U.S. federal deferred tax assets. The valuation allowance is determined in accordance with the provisions of ASC 740, Tax Provisions, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during recent years, is given more weight than anticipated future income when, due to a current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to recognize the deferred assets will be achieved. The Company's cumulative U.S. loss in the most recent three-year period, inclusive of the U.S. loss for the quarter ended October 27, 2012, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	October 27, 2012	January 28, 2012
Cash and cash equivalents	$49,331	44,283
Short-term marketable securities	$17,366	42,134
	$66,697	$86,417

As of October 27, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $66.7 million, which represents a decrease of $19.7 million from $86.4 million at January 28, 2012.  We liquidated a significant portion of our short-term marketable securities to generate $39.7 million cash used for our asset acquisition of certain assets from Trident Microsystems, which was completed in the second quarter of fiscal 2013.  Cash used in operations was $5.0 million and purchases of software, equipment and leasehold improvements were $9.5 million.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $2.5 million of net proceeds from employee stock plans and transfers from long-term marketable securities.

As of October 27, 2012, we held $30.4 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine months ended
	October 27, 2012	October 29, 2011
Net cash provided by (used in):
Operating activities	$(4,998)	$(4,336)
Investing activities	7,814	(19,490)
Financing activities	2,191	3,653
Effect of foreign exchange rate changes on cash and cash equivalents	41	91
Net increase (decrease) in cash and cash equivalents	$5,048	$(20,082)

Cash flows from operating activities

Net cash used in operating activities of $5.0 million for the nine months ended October 27, 2012 was primarily due to a net loss of $66.6 million, partially offset by $45.6 million of non-cash charges included in the net loss and $16.0 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of an $18.1 million change in deferred tax assets, $17.1 million of depreciation and amortization, $8.1 million of stock-based compensation and a $3.6 million provision for excess and obsolete inventories, partially offset by a $1.4 million gain recognized from our acquisition of the DTV business from Trident Microsystems, reflecting that the sum of the fair value of net assets we acquired exceeded the acquisition cost.  Cash flow increases reflected in the net change of operating assets and liabilities consisted primarily of an $18.2 million increase in accrued liabilities, an $11.3 million increase in accounts payable, and a $2.3 million decrease in inventories, partially offset by a $7.4 million increase in prepaid expenses and other current assets, $3.5 million increase in accounts receivable, a $2.7 million increase in other non-current assets and a $2.3 million reduction in other long-term liabilities.  The changes in operating assets and liabilities generally reflect the increase in revenues and related expenses resulting from the expansion of our DTV business subsequent to the Trident Microsystems asset acquisition.

Net cash used in operating activities of $4.3 million for the nine months ended October 29, 2011 was primarily due to a net loss of $149.2 million, a decrease of $7.9 million in accrued liabilities, a decrease of $5.6 million in other long-term liabilities, a decrease of $5.2 million in accounts payable and a $0.6 million increase in prepaid expenses and other current assets.  These amounts were partially offset by a $7.4 million decrease in inventories, a $5.4 million decrease in accounts receivable, and non-cash expenses of $151.3 million, consisting primarily of $111.3 million in impairment of goodwill and intangible assets, $23.7 million in depreciation and amortization, $9.1 million in stock-based compensation expense and $8.1 million in provision for excess and obsolete inventory.  The decrease in accounts receivable was primarily the result of the decrease in revenues.  The decrease in inventories was primarily due to an $8.1 million write-off of excess inventory in the level of our die bank and other purchased materials during the current nine-month period in response to lower demand.  Additionally, lower demand has resulted in a decrease in our annualized rate of inventory turns to 4.2 times per year for the fiscal quarter ended October 27, 2012 compared to 3.8 times per year for the same quarter last year.  The decreases in accounts payable and accrued liabilities were primarily due to lower inventory purchases and the timing of payments for inventories and engineering software tools.  The decrease in other long-term liabilities was due to a reduction in long-term deferred tax liabilities as a result of the impairment of intangible assets.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $7.8 million for the nine months ended October 27, 2012, which was primarily due to net sales of marketable securities of $57.1 million, partially offset by payments of $39.7 million in connection with the Trident Microsystems asset acquisition and $9.5 million for capital assets, primarily to support research and development activities.

Net cash used in investing activities was $19.5 million for the nine months ended October 29, 2011, which was primarily due to purchases of capital assets such as engineering software tools, equipment and leasehold improvements of $9.3 million, cash paid in connection with the May 21, 2011 acquisition of $5.0 million, receipt of an additional note receivable from a privately held company of $2.1 million, and net purchases of marketable securities of $2.9 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.2 million in the nine months ended October 27, 2012, which was primarily due to proceeds from exercises of employee stock options of $2.5 million.

Net cash provided by financing activities was $3.7 million in the nine months ended October 29, 2011, which primarily consisted of proceeds from participation in the employee stock purchase plan and exercises of employee stock options.

While we generated cash from operations for fiscal 2011, 2010 and 2009, we consumed cash in operations in fiscal 2012 and in the first nine months of fiscal 2013 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable securities balances will continue to fluctuate based upon our ability to grow revenue, reduce our expenses, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 27, 2012 (in thousands):

	Payments Due by Period
	Remainder Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Fiscal 2018 and Thereafter	Total

Operating leases	$1,372	$8,950	$5,424	$866	$16,612
Purchase obligations	27,043	-	-	-	$27,043
Total contractual obligations	$28,415	$8,950	$5,424	$866	$43,655

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

Interest rate sensitivity:  As of October 27, 2012 and January 28, 2012, we held approximately $97.1 million and $148.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenues in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, China, Denmark, France, Germany, Japan, The Netherlands, Taiwan and Vietnam where the Canadian dollar, Chinese renambi, Danish krone, Euro, Euro, Japanese Yen, Euro, Taiwanese dollar and Vietnamese dong are the primary financial currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of October 27, 2012, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts.  As of October 27, 2012, we had foreign exchange contracts with notional values of approximately $12.3 million that mature on or before September 23, 2013.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 27, 2012, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.8 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Canadian dollar, Chinese renambi, Danish krone, Euro, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 27, 2012, the fair value of these foreign currency amounts would decline by $0.7 million.

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

As of October 27, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of October 27, 2012.

During the second and third quarters of fiscal 2013, we experienced a significant amount of turnover in our finance and accounting department.  We have hired necessary and key personnel in response to certain departures in this department.  We are still assessing the impact that this employee turnover may have on our internal control over financial reporting.

On May 4, 2012, we completed our acquisition of certain assets used in the digital TV, or DTV, business from Trident Microsystems.  See Note 8. “Business Combinations” in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of the acquisition and related financial data.  We consider this transaction to be material to our results of operations, cash flows and financial position from May 4, 2012 through October 27, 2012 and believe the internal controls and procedures of the DTV operations will have a material effect on our internal control over financial reporting.  During the second quarter of fiscal 2013, we began to evaluate and implement the alignment and integration of the DTV business into our systems, processes and procedures.  Other than for DTV, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

On October 31, 2012, we announced a restructuring plan to significantly reduce our operating expenses which we are in the early stages of implementing.  Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future.  If we are unable to recognize the anticipated benefit from our restructuring plan, our result of operations would be harmed.

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

For the three months ended October 27, 2012, TP Vision and Flextronics accounted for 23% and 10% of our net revenue.  For the three months ended October 29, 2011, Gemtek, Alpha Networks and Motorola accounted for 14%, 14% and 13%, respectively, of our net revenue.

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

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings.  For example, in May 2012, we completed the acquisition of certain assets used in the digital TV business of Trident Microsystems, where we hired approximately 320 new employees.  In March 2011, we completed the acquisition of certain assets from a large computer manufacturer and in November 2009, we completed the acquisition of CopperGate Communications Ltd., an Israeli company, which added substantial operations, including 141 employees.  We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006.  In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business.  We are currently evaluating the completion of an acquisition of one of our private company investments for $11.2 million, subject to the investment company achieving certain mile stones.  Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

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

Our net revenue and operating results depend upon the volume and timing of customer orders received during a given period and the percentage of each order that we are able to ship and recognize as net revenue during each period.  Customers may change their cycle of product orders from us, which would affect the timing of our product shipments.  Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from significant customers, would adversely affect our operating results.  Further, to the extent we receive orders late in any given quarter; we may not be able to ship products to fill those orders during the same period in which we received the corresponding order which could have an adverse impact on our operating results for that period.

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

We recently added three new directors to our board of directors, which may lead to changes in the execution of our business strategies and objectives.

In connection with our annual meeting of shareholders in August 2012, three new directors were elected to our board of directors and constitute a majority of our five-member board of directors.  Because of these additions, our board of directors has not worked together as a group for an extended period of time.  This may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing.  During the second quarter of fiscal 2013, we made cash payments aggregating $39.7 million.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  In November 2009, we used approximately $116.0 million in cash (which included approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate.  The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We have a history of fluctuating operating results, including net losses in fiscal 2012 and 2013 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

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

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications in the IPTV media processor market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three months to more than a year to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us.

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

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems.  This may require substantial managerial and financial resources and our efforts in this regard may not be successful.  Our current systems, procedures and controls may not be adequate to support our future operations.  For example, we implemented a new enterprise resource management system in fiscal 2009.  We integrated the operations of CopperGate into our enterprise resource management system in fiscal 2011.  We integrated DTV business operations, having completed the acquisition of certain assets of the DTV business of Trident Microsystems in the second quarter of fiscal 2013.  Any integration efforts could be costly and time consuming.  If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

Our business is subject to seasonality, which may cause our revenue to fluctuate.

Our business is subject to seasonality as a result of our target markets, particularly the DTV business, which historically has peaked in the third quarter.  We sell a number of our semiconductor products to our customers who manufacture products for the consumer electronics market.  Our customers who manufacture products for the consumer electronics market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our chipsets.  We expect to experience lower sales in our first and/or fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of the seasonality of demand associated with the consumer electronics markets.  For example, we expect that our DTV business may experience some seasonality typical of the consumer electronics markets, resulting in slower DTV sales in the first and fourth quarter of each calendar year and strongest DTV sales in the third calendar quarter.  As a result of the potential seasonality in our business, our operating results may vary significantly from quarter to quarter.

If credit market conditions deteriorate further, it could have a material adverse impact on our investment portfolio.

U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity related difficulties.  Beginning mid-2007, global short-term funding markets have experienced credit issues, leading to liquidity issues and failed auctions in the auction rate securities market.  If the global credit market continues to be weak or deteriorates further, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired.  This could materially adversely impact our results of operations and financial condition.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of October 27, 2012, we had 143 employees located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycott.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000.  Recently, there has been an increase in civil unrest and political instability in the Middle East.  Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

•	failure to reduce our expenses sufficiently to achieve profitability at current revenue levels;

•	the loss of one or more significant customers;

•	changes in our pricing models and product sales mix;

•	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;

•	new product introductions by us and our competitors;

•	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;

•	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;

•	availability of third-party manufacturing capacity for production of certain products;

•	shifts in demand for the technology embodied in our products and those of our competitors;

•	the timing of, and potential unexpected delays in, our customer orders and product shipments;

•	the impairment and associated write-down of strategic investments that we may make from time-to-time;

•	write-downs of accounts receivable;

•	inventory obsolescence;

•	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry-forwards or otherwise;

•	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;

•	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;

•	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and

•	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the nine months ended October 27, 2012, the high and low closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.13 on August 28, 2012 to a low of $4.68 on April 10, 2012.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

The following exhibits are filed herewith:

10.1
First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 12, 2012).

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

101.INS** XBRL Instance Document.
101.SCH**XBRL Taxonomy Extension Schema Document.
101.CAL**XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**XBRL Taxonomy Extension Presentation Linkbase Document.

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
Date: December 6, 2012
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas E. Gay III
Thomas E. Gay III

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 12, 2012).

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

101.INS** XBRL Instance Document.
101.SCH**XBRL Taxonomy Extension Schema Document.
101.CAL**XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**XBRL Taxonomy Extension Presentation Linkbase Document.

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