Form 10-K
period 2013-02-02
SIGMA DESIGNS INC
filed 2013-04-12
CIK 790715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 2, 2013

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

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on July 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $190,657,501 based on the closing sale price of $6.74 per share on that date.  Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,130,813 shares of the Registrant’s Common Stock outstanding on April 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement or as an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Sigma Designs, Inc.
2013 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our” or “Sigma.”

This Form 10-K for the year ended February 2, 2013 contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this Form 10-K in greater detail under the heading “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

You should read this Form 10-K and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.               BUSINESS

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control. We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs and Original Design Manufacturers, or ODMs. We sell our products into six primary markets which are the Digital Television, or DTV, market, home networking market, internet protocol television, or IPTV, media processor market, home control and energy management market, prosumer and industrial audio/video market, and the connected media player market. We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Products

Media Processor SoCs

Our media processor SoC product line consists of a range of functionally similar platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These highly integrated chips typically include all the functions required to create a complete system solution with only the addition of memory. The integrated functions include applications processing (CPU), graphics processing (GPU), media processing (audio and video decoding/encoding), display processing, security management, memory control, and peripheral interfaces. Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems. Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and sometimes provide a prototypical end-use product example for customer evaluation and use. We believe our SoC products deliver industry-leading performance in video decoding, picture quality, and software breadth and this value proposition is why manufacturers select Sigma products.

Our SoCs are generally configured for a specific market, either digital television (DTV) or set-top box (STB), the latter of which includes related products such as connected media players. The primary difference between these devices is the interfaces they support. SoCs created for the DTV market obtain inputs from HDMI and analog video and provide outputs to flat panel interfaces. SoCs created for the STB market obtain inputs from Ethernet and other broadcast interfaces and provide output to HDMI and analog video. Core components are therefore shared across these products while their configured hardware/software platforms and support are offered separately.

Home Networking Controllers

Our home networking product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations. Our home networking solutions are based on the HomePNA (HPNA), HomePlug AV (HPAV), and G.hn standards.  HPNA and HPAV are two of the current leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines. G.hn is the next generation ITU standard ratified in 2011 to create a unified global standard across coaxial cables, phone lines and power lines. Products based on these technologies enable service providers such as telecommunication carriers, cable operators and satellite providers to deliver high definition television services (HDTV) and other media-rich applications throughout the home. To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

Home Control and Energy Management Automation

Our home control and energy management automation product line consists of our wireless Z-Wave chipsets and modules. These devices enable consumers to enjoy advanced home control and energy management automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes. These devices consist of wireless transceiver devices along with a mesh networking protocol. Our Z-Wave chipsets utilize a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable home networking security, monitoring and automation solution. We derive most of our revenues from these devices in the form of a module, which includes a chipset plus additional circuitry and an antenna and provides our customers with a ready to use communications capability. Our Z-Wave chipsets and the protocol they use to communicate commands have been built into an ecosystem of over 780 certified products, mostly intelligent appliances for use within the home.

Other Products

We also offer certain legacy products that are sold into prosumer and other industrial applications. These products include our VXP brand video image processor chipsets and our video encoder chipsets. Our VXP chipsets are standalone high performance semiconductors that provide studio-quality video output or input for professional, prosumer and consumer applications and address applications including audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems. Our video encoder chipsets are designed to capture video for visual telephony between set-top boxes, connected media players, VoIP devices, video conferencing TVs and video surveillance devices. These products account for a minor portion of our revenue.

Target Markets

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

Home Control and Energy Management Market

The home control and energy management market consists of communication devices that use a standard protocol to connect equipment inside the home through wireless connectivity.  Our wireless Z-Wave home control and energy management automation products are used in a wide variety of consumer products such as thermostats, light switches and door locks.  These consumer products are designed by leading industry participants such as Danfoss, Ingersoll-Rand (Schlage and Trane), Leviton and Copper Wiring.

Connected Media Player Market

We target the connected media player (CMP) market with our media processor SoC products. The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices and wireless display devices that perform playback of digital media. Our media processor SoCs are used by consumer electronics providers, such as Iomega, Netgear and Western Digital in applications such as DMAs and other connected media player devices.

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

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders. We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve. We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies. However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period. During the fiscal years ended February 2, 2013 and January 28, 2012, we recorded provisions for excess inventory of $7.1 million and $9.0 million, respectively, primarily as a result of the end of life of certain products.

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

In the home control and energy management market, devices are involved in routing digital entertainment streams to ensure that television service and other shared media resources are accessible throughout the home.  Currently, the vast majority of home video networking uses wired connections to distribute entertainment streams under one of the many networking standards that exist.  As consumers begin to demand more from their viewing experience, we believe the ability to deliver these technologies within the home will be critical to a successful solution.  Home control products enable remote control and monitoring of a wide variety of home appliances, such as thermostats, lighting and door locks.  Much of the early adoption for home control and energy management products has been driven by installations in new home construction.  We believe potential deployment by an increasing number of larger system integrators and service providers in the future could drive a cycle of broader adoption.  Low frequency, low power solutions can offer consumers cost efficient ways to monitor and conserve energy usage, protect homes from theft and damage and improve the convenience of performing certain household activities.  For example, Verizon recently began offering home control and energy management services to their customers.  As a result of the benefits that low power and low frequency can provide, the International Telecommunication Union, or ITU, has developed a new sub 1GHz narrow band wireless standard.

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

Our Strengths

We have developed or acquired core technologies, expertise and capabilities that we believe are necessary to provide a comprehensive chipset solution or platform that includes media processing, communications and control.  We believe we have the following key strengths:

•
Differentiable value with our DTV technology. We provide our customers with a broad and rich portfolio of IP.  Our set of core technologies coupled with the convergence of OTT services and broadcasting provides us an opportunity to be a leading vendor of Smart TV solutions. Our experience in IPTV and software development creates a unique combination of cloud-based application delivery while providing industry leading picture quality, mature video processing, frame rate conversion and market leading demodulator technology.

•
Strong Position within IPTV Market.  We are a leading provider of digital media processors for set-top boxes in the IPTV market in terms of units shipped.  We have built this position, in part, by being one of the first media processing semiconductor providers to work extensively with IPTV set-top box manufacturers, including Microsoft’s Mediaroom ecosystem, as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Additionally, we deliver some of the leading IPTV connectivity solutions for set-top boxes and residential gateways.  Through these experiences, we have gained valuable insight into the challenges of our customers and carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven solutions.

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

•
Increase Penetration in Digital TV Market.  Through our acquisition of Trident’s DTV business, we have obtained a position in the digital television market, specifically targeting the new generation of SmartTVs.  We are also focusing development efforts on the next generation 4K x 2k technology for televisions.  Our chipsets incorporate both hardware and software elements that enable SmartTV features and content access, while at the same time, managing all of the routine television functions. We believe our product line is differentiated by the hardware technologies such as frame-rate-conversion as well as sophisticated software such as Internet connectivity and web portal access.

•
Expand our position in the Home Networking Market. We have developed unified broadband home networking technology under the G.hn standard.  We plan to use this technology to further expand our position in the home networking market.  This market is fragmented into multiple standards, and we believe G.hn provides a way of unifying the demand in this market under a single standard encompassing all wired transmission media (coaxial cable, phone line and power line) in the home.  We believe that G.hn will meet or exceed performance requirements for higher throughput, reliability and robustness for next generation of networked products.  We also intend to expand our market position with our Z-Wave technology to include energy management automation and value-added services from telecommunication operators, such as home monitoring, home security and remote access and control and remote health management.

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

Our Products

We offer the following categories of chipset solutions:

Media processors

•
Media processor chipsets. Our broad range of media processor chipsets and development platforms are designed to provide comprehensive solutions to our customers primarily for application in IPTV and hybrid set-top boxes and connected media players.  For IPTV and hybrid set-top boxes applications, we offer platforms tailored for Microsoft’s Mediaroom, as well as various other Linux and Android based middleware solutions.  For digital televisions, we provide an alternative set of input/output interfaces and software to tailor our chips for SmartTV use.  We offer platforms that are tailored for specific applications and that are optimized for performance, low-power, or features.  We are constantly evolving our software suite to increase our breadth of application support and over-the-top content delivery capabilities.  Within our media processor chipset products we have value-line and premium offerings to enable our customers to select between performance, features and price.

Home networking products

•
HomePNA chipsets.  Our HomePNA chipsets provide in-home connectivity capabilities over existing telephone wires or TV coax cables for residential gateways, multiple dwelling unit gateways and IPTV set-top boxes. Our Home PNA chipsets comply with the ITU G.9954 standard to support distribution of multimedia content throughout the home. It can coexist with broadband and narrowband services, such as DSL, television or telephone, on the same wire, and delivers high Quality of Service, or QoS.

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

Home control and energy management products

•
Z-Wave chipsets. Our Z-Wave chipsets and modules are designed to deliver reliable, cost-effective wireless networking for residential and light commercial control applications. We embed our Z-Wave protocol stack in our chipset and Flash memory is available to the customer for their product development.

Customers

We sell our products principally to designers and manufacturers (OEMs and ODMs) as well as to distributors who, in turn, sell to manufacturers. Typically, when we sell to distributors, they have already received an order for our products directly from a manufacturer. Sales to our customers are typically made on a purchase order basis.

For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue. For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue. For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue.

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

A substantial portion of our product shipments are to customers outside of North America. In fiscal 2013, 2012 and 2011, net revenue from our customers outside of North America accounted for 92%, 95%, and 95% of our net revenue, respectively. Revenue from our customers in Asia accounted for 70%, 91% and 93% of our net revenue in fiscal 2013, 2012 and 2011, respectively. Revenue from our customers in Asia decreased as a percentage of total net revenues primarily due to the increase in net revenues in Europe from our DTV product line acquired during fiscal 2013.

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

Competition

The market for our chipsets is highly competitive and is characterized by rapid technological change, evolving standards and decreasing average selling prices per unit. We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, industry standards compatibility, software functionality, image quality, price, and product support.

We believe our primary competitors include Broadcom Corporation, Intel Corporation, Mediatek, MStar Semiconductor, RealTek and ST Microelectronics for our media processors; Broadcom (through their acquisition of Gigle), Marvell Technology Group, Ltd. (through their acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our HPNA and HPAV products; Texas Instruments, Freescale and Silicon Lab through their Zigbee based chips for our Z-Wave products; and Pixelworks and Marvell for our VXP products. Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products. We believe that other manufacturers are developing products that will compete directly with our products in the near future.

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

We have invested, and expect that we will continue to invest, substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of Motion Picture Expert Group, or MPEG, and other multimedia technologies. During fiscal 2013, 2012 and 2011 our research and development expenses were $103.5 million, $86.5 million and $77.3 million, respectively.

We have assembled a qualified team of experienced engineers and technologists. As of February 2, 2013, we had 672 research and development employees. These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of February 2, 2013, we held 116 issued patents and we had 111 patent applications pending for our technology. The expiration dates of these patents are within the next one to fifteen years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, and NXP Semiconductors, or NXP, to fulfill the majority of our semiconductor fabrication needs, including chipset manufacturing. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.

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

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. In addition, when selecting manufacturing and distribution partners we evaluate their supply chain policies to reasonably ensure they are compliant and then monitor these partners to reasonably ensure they remain in compliance. We are evaluating whether our supply chain sources any products containing any minerals from the Democratic Republic of the Congo or adjoining countries. We did not incur any material capital expenditures for environmental control activities in fiscal year 2013, and none are planned for fiscal year 2014.

Backlog

The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders for existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of February 2, 2013, we had 945 full-time employees worldwide, including 672 in research and development, 135 in sales and marketing, 100 in general and administration and 38 in operations and quality assurance.

During the third and fourth quarters of fiscal 2013, we adopted a restructuring plan, which included targeted reductions in labor costs through headcount reduction and other related actions.  We expect to execute the restructuring plan in several phases.  During the third quarter of fiscal 2013 we completed the initial phase, which consisted of headcount reduction in our North American operations and the implementation of expense management measures across worldwide operations.  During the fourth quarter of fiscal 2013 we implemented a further reduction in headcount, primarily in Canada.  These phases resulted in the termination of a total of 109 employees to be effective through April 26, 2013.  In addition, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.

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

ITEM 1A.          RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to other information set forth in this Form 10-K, including our consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2013, sales of our chipsets represented nearly all of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

In the third and fourth quarter of fiscal 2013, we launched and implemented a restructuring plan to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future.  If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue. For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue. For fiscal 2011, Motorola and Gemtek accounted for 24% and 23%, respectively, of our net revenue.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our chipsets. Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes. Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our chipsets. For example, a significant number of our chipsets are incorporated in set-top boxes deployed by AT&T. This significant concentration on AT&T set-top boxes was increased by our acquisition of CopperGate. A significant percentage of the chipsets sold by CopperGate are also used in set-top boxes as well as gateways deployed by AT&T. In the past, companies that deploy set-top boxes incorporating our chipsets have had significant fluctuations in demand, which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers. We may experience increased competition as companies that deploy set-top boxes incorporating our chipsets seek additional or alternate sources of supply of chipsets for inclusion in their products. Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our chipsets, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operations.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition and liquidity will suffer.

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of effort and time working with our customers to allocate a limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. For example, during fiscal 2013 and 2012, we recorded a provision for excess inventory of $7.1 million and $9.0 million, respectively, which was primarily the result of the end of life of certain products and our end customer’s transition to a next generation product sold by one of our competitors. When we have excess or obsolete inventory, the value of our inventory declines, which increases our cost of revenue and reduces our liquidity.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights.  We have also been subject to claims based on our alleged failure to comply with license terms.  Any of the foregoing events or claims could result in litigation.  In fiscal 2013, we were named in a lawsuit alleging certain of our products infringe the patents held by another party.  In addition, we have filed a motion to intervene in a patent infringement lawsuit based upon now expired patents that was previously brought by U.S. Ethernet Innovations, LLC, or USEI, against AT&T Mobility, Inc., or AT&T, after the court in early 2013 lifted a stay that had been in place regarding the allegedly infringing AT&T product that contains our chipset and after renewed requests for indemnification and defense concerning the lawsuit.  USEI has indicated that it will not oppose our intervention as long as it can assert other claims that it may have against us.  From time to time, we have been subject to audits of our compliance with license agreements.  As a result of these audits, we have been required to make additional payments to our licensing partners.  Any litigation or additional audits of our licensing compliance, including the audits we are currently undergoing, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation or additional payments from any licensing audits, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation or audit, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all.  In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

We added three new directors to our board of directors in fiscal 2013, a new majority of our five-member board of directors, which may lead to changes in the execution of our business strategies and objectives.

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

Our ability to compete may be affected by our ability to protect our proprietary information. As of February 2, 2013, we held 116 patents, which were due to expire from one to fifteen years, and had 111 patent applications under review. These patents and patent applications cover the technology underlying our products. We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations. Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business. We use measures such as confidentiality agreements to protect our intellectual property. However, these methods of protecting our intellectual property may not be sufficient.

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

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns.  These downturns are characterized by decreases in product demand, excess customer inventory and accelerated erosion of prices.  These factors have caused, and could cause, substantial fluctuations in our net revenue and in our operating results.  Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business.  The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products.  Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. In fiscal 2013, we used $14.6 million of our cash in our operating activities.  During the second quarter of fiscal 2013, we made cash payments aggregating $38.2 million related to the acquisition of certain assets of the DTV business of Trident Microsystems.  During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock.  In November 2009, we used approximately $116.0 million in cash (which included approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate.  The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We have a history of fluctuating operating results.  We reported net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012 and a net loss of $101.8 million in fiscal 2013.   To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels.  In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business.  However, we may not realize the benefits of these investments.  We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications in the IPTV media processor market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three months to more than a year to test evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2013, we derived 92% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Canada and Vietnam, sales and research and development facilities in China, Denmark, France, Israel, Japan, Singapore, Taiwan, Germany and The Netherlands and a sales and distribution facility in Hong Kong.

As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirements, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection.  Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective.  See “Foreign currency exchange rate sensitivity” under Part II Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

Because many of our products are incorporated into customer devices, a general slowdown in the economy or in consumer confidence could have a significant negative impact on the demand for the products that incorporate our products, which in turn would have a negative impact on our results of operations. There could also be a number of secondary effects from the current uncertainty in global economic conditions, such as insolvency of suppliers resulting in product delays, an inability of our customers to obtain credit to finance purchases of our products or a desire of our customers to delay payment to us for the purchase of our products.  The effects, including those mentioned above, of the current global economic environment could negatively impact our business, results of operations and financial condition.

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

We use a single wafer foundry to manufacture a substantial majority of our products and to a lesser extent two other foundries including NXP. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems.  We use a single source to assemble and test substantially all of our products. This exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our chipset requirements.  Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly.  In order to bring any new foundries on-line, our customers and we would need to qualify their facilities, which process could take as long as several months.  Once qualified, each new foundry would then require an additional number of months to actually begin producing chipsets to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors. Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  Our Chief Executive Officer has served in that role for us for over thirty years and the loss of his services could have a negative impact on our operations.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in fiscal 2013, we terminated a significant number of employees and also imposed work furloughs. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and seek alternative employment opportunities. None of our officers or key employees is bound by an employment agreement for any specific term. For example, we recently announced the resignation of our Chief Financial Officer. The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of February 2, 2013, we had 136 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest.  In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts.  Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv.  Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program is exempt from tax for a period of two years commencing calendar year 2008 and 2009, respectively, and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis.  The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs.  Our approved and beneficiary   programs and the resulting tax benefits may not continue in the future at their current levels or at any level.  The termination or reduction of these tax benefits would likely increase our tax liability.  Additionally, the benefits available to an approved and beneficiary   enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval.  If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.  In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future.  The current maximum enterprise tax rate in Israel is 25%.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013 and concluded that our internal control over financial reporting was effective.  However, during the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems.  As a result of completing the accounting procedures related to this acquisition, we were unable to timely file our quarterly report on Form 10-Q for the quarterly period in which we completed this acquisition.  In fiscal 2013, we also experienced significant turnover in our finance and accounting personnel.  In addition, we recently announced the resignation of our chief financial officer.  All of these changes placed a strain on our internal control over financial reporting, and we must continue to apply significant resources in order to maintain effective internal controls.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the fiscal year ended February 2, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.13 on August 28, 2012 to a low of $4.68 on April 10, 2012.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2015.  We also lease an approximately 9,075 square foot facility in Tel-Aviv, Israel that is used for our Israel operations.  We have the right to renew the lease for the Israel facility until December 31, 2014 for 7,523 square feet and until December 14, 2016 for the remaining 1,552.  We also lease facilities for sales offices in Singapore and Taiwan and a warehouse and sales office in Hong Kong.  Additionally, we lease facilities for research and development in China, France, Germany, Japan, Vietnam, Canada, and California, and facilities for sales and research and development in Denmark and The Netherlands.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint seeks unspecified monetary damages and injunctive relief.  The suit has been settled for an immaterial amount.

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-boxes deployed by AT&T that contain our SoCs infringe a USEI patent.  USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases.  Further, other intervenors have already been added to this Litigation and other related cases.  USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other intervenors.  AT&T, other defendants and other intervenors have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed.  While approval from the Court to our motion to intervene is pending, USEI has indicated that it will not oppose our intervention as long as it can assert other claims that it may have against us.  The trial date for the Litigation has been set for January 5, 2015.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low

First fiscal quarter	$6.11	$4.68	$14.73	$11.17
Second fiscal quarter	6.74	5.43	13.02	7.44
Third fiscal quarter	7.13	5.62	8.79	7.29
Fourth fiscal quarter	6.00	5.04	8.64	5.54

As of April 9, 2013, we had approximately 139 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we currently do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 17 to our consolidated financial statements.

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2008 in (i) our Common Stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, and the consolidated balance sheets data as of February 2, 2013, and January 28, 2012 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 30, 2010 and January 31, 2009 and the consolidated balance sheets data as of January 29, 2011, January 30, 2010, and January 31, 2009 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Consolidated Statements of Operations Data:
Net revenue	$216,613	$182,617	$286,915	$206,083	$209,160
Income (loss) from operations	(83,346)	(175,715)	12,917	3,201	25,619
Net income (loss)	(101,768)	(168,045)	9,147	2,455	26,423
Basic net income (loss) per share	(3.06)	(5.25)	0.29	0.09	0.98
Diluted net income (loss) per share	$(3.06)	$(5.25)	$0.29	$0.09	$0.95

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Consolidated Balance Sheets Data:
Working capital	$96,628	$110,950	$163,196	$165,990	$175,329
Total assets	$220,831	$297,224	$459,239	$423,897	$330,947
Total shareholders' equity	$162,018	$248,475	$398,041	$368,822	$305,250

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in the consolidated statements of operations data above:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Stock-based Compensation Expense:
Cost of revenue	$487	$478	$560	$358	$359
Research and development	5,740	6,277	6,745	5,334	5,294
Selling and marketing	1,811	2,137	2,094	1,861	2,115
General and administrative	2,557	3,133	3,178	1,240	4,905
	$10,595	$12,025	$12,577	$8,793	$12,673

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

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control.  We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into six primary markets which are the Digital Television, or DTV, market, home networking market, internet protocol television, or IPTV, media processor market, home control and energy management market, prosumer and industrial audio/video market, and the connected media player market. We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products is comprised of multiple semiconductors.  We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market.  We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost.

We sell our chipsets into each of our six primary target markets.  For fiscal 2013, 2012 and 2011, we derived nearly all of our net revenue from sales of our chipset products.

Our six primary target markets are the DTV market, home networking market, IPTV media processor market, home control and energy management market, prosumer and industrial audio/video market, and the connected media player market. Because of our focus on these target markets, we separately report revenues that we derive from sales into each of these target markets.  The DTV market consists primarily of Internet-enabled digital televisions or “SmartTV”.  We serve this market primarily with our enhanced picture quality, our frame-rate conversion chips, and our Internet-access software suite.  The IPTV media processor market consists primarily of telecommunication carriers that deploy IPTV set-top boxes for delivering video services over a DSL network.  We serve this market primarily with our media processor products.  The home networking market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity.  We target the home networking market with our wired home networking controllers that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. Our home control and energy management automation product line consists of our wireless Z-Wave chipsets which consist of wireless transceiver devices along with a mesh networking protocol.  The connected media player market consists primarily of digital media adapters, or DMAs, portable media devices, and wireless streaming PC to TV devices that perform playback of digital media.  We target this market with our media processor products. The prosumer and industrial audio/video market consists of studio quality audio/video receivers and monitors, video conferencing, digital projectors and medical video monitors.  We target this market with our video image processor and video encoder product line.  We also sell products into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market.  We derive minor revenue from sales of our products into these other markets.

Characteristics of our business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders. We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  During the fiscal years 2013, 2012 and 2011, we recorded provisions for excess inventory of $7.1 million, $9.0 million and $0.5 million, respectively, primarily due to the end of life of certain products and an end customer’s transition to a next generation product sold by our competitors.

Many of our target markets are characterized by intense price competition.  The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.   The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, discounts, mix of product sales, amount of license revenue and provisions for inventory excess and obsolescence.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles or GAAP.  The preparation of consolidated financial statements and related disclosures requires us to make judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in Note 1 to the consolidated financial statements for the year ended February 2, 2013, reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets.  The reclassification has no effect on previously reported consolidated statements of operations or accumulated deficit for any period and does not affect previously reported cash flows from operations or from investing activities in the consolidated statements of cash flows.  For comparability purposes, the corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.

Restructuring charges:  During the third and fourth quarters of fiscal 2013, we adopted a restructuring plan, which included targeted reductions in labor costs through headcount reduction and other related actions and targeted reductions in other operating expenses such as consulting, travel and subletting excess office space.  We also plan to migrate to lower cost manufacturing components and processes.  We expect to execute the restructuring plan in several phases.  During the third quarter of fiscal 2013 we completed the initial phase, which consisted of headcount reduction in our North American operations and the implementation of expense management measures across worldwide operations.  During the fourth quarter of fiscal 2013 we implemented a further reduction in headcount, primarily in Canada.  For fiscal 2013, we recognized a charge of $3.3 million in connection with our restructuring activities.  We anticipate we will incur additional restructuring charges in future periods as we continue to balance our current cost structure with our anticipated growth.  In addition, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.

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

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis. We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2013, 2012 and 2011.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2013, we released $0.2 million for sales returns, discounts and bad debt.  In fiscal 2012 and 2011, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.1 million and $0.3 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventory:  Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.  In addition, we write-off inventory that is obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we recorded provisions for excess and obsolete inventory of approximately $7.1 million, $9.0 million and $0.5 million to cost of revenue for fiscal 2013, 2012 and 2011, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual product failure rates differ from our estimates, additional warranty reserves could be required. In that event, our product gross margins would be reduced.

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

Intangible assets:  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, trademarks, non-compete agreements, purchased IP and IP R&D.  We currently amortize our intangible assets with definitive lives over periods ranging from two to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.  We capitalize IP R&D projects acquired as part of a business combination and upon completion of each project, IP R&D assets are reclassified to developed technology and amortized over their estimated useful lives.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Impairment of goodwill and other long-lived assets: We evaluate goodwill on an annual basis as of the last day of our fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

During development, IP R&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of IP R&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IP R&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

We test long-lived assets, including purchased intangible assets (other than goodwill and IP R&D) for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparable.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment.

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

Assets held for sale: Assets are classified as assets held for sale when their carrying amount is to be recovered principally through a sale transaction rather than through continuing use. The assets are classified as assets to be disposed of by sale when the following conditions have been met: management has approved the plan to sell; assets are available for immediate sale; assets are actively being marketed; sale is probable within one year; price is reasonable in the market and it is unlikely that there will be significant changes in the assets to be sold or a withdrawal to the plan to sell. Assets classified as held for sale, which include software licenses (design tools) and computer and testing equipment, are reported as current assets at the lower of their carrying amount or fair value less costs to sell and depreciation is not charged on long-lived assets classified as held for sale. Balance of assets held for sale at February 2, 2013 and January 31, 2012 was $0.6 million and zero, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires.  In addition, we also derive a portion of our net revenue from licensing the right to use our intellectual property from our home control and energy management market. License fees are recognized over the term specified. We recognize licensing revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria are usually met at the time our technology is made available to the customer. Licensing revenue for fiscal 2013 was $5.7 million. Licensing revenue for fiscal 2012 was less than $0.1 million and zero for fiscal 2011.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue, consisting principally of license fees collected in advance, at February 2, 2013 and January 28, 2012 was $3.1 million and $0.4 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Stock-based compensation:  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated fair values measured on the date of grant.  Stock option awards are measured using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	February 2, 2013	% of Net Revenue		January 28, 2012	% of Net Revenue		January 29, 2011	% of Net Revenue

Net revenue	$216,613	100%		$182,617	100%		$286,915	100%
Cost of revenue	125,588	58%		105,241	58%		146,271	51%
Gross profit	91,025	42%		77,376	42%		140,644	49%
Operating expenses
Research and development	103,478	47%		86,517	47%		77,270	27%
Sales and marketing	34,550	16%		34,467	19%		31,712	11%
General and administrative	27,899	13%		20,829	11%		18,745	7%
Restructuring costs	3,264	2%		-	-		-	-
Impairment of goodwill	-	-		45,108	25%		-	-
Impairment of acquired intangible assets	-	-		66,170	36%		-	-
Impairment of IP and design tools	6,569	3%		-	-		-	-
Gain on acquisition	(1,389)	(1%	)	-	-		-	-
Total operating expenses	174,371	80%		253,091	138%		127,727	45%
Income (loss) from operations	(83,346)	(38%	)	(175,715)	(96%	)	12,917	4%
Interest and other income, net	2,325	1%		2,704	1%		2,183	1%
Impairment of investment	-	-		-	-		(5,203)	(2%	)
Income (loss) before income taxes	(81,021)	(37%	)	(173,011)	(95%	)	9,897	3%
Provision for (benefit from) income taxes	20,747	10%		(4,966)	(3%	)	750	0%
Net income (loss)	$(101,768)	(47%	)	$(168,045)	(92%	)	$9,147	3%

Net revenue

Our net revenue for fiscal 2013 increased $34.0 million, or 19%, compared to fiscal 2012.  Net revenue benefited $66.6 million from the addition of the DTV product line, resulting from our acquisition of certain assets from Trident Microsystems Inc., or Trident, in the second quarter of fiscal 2013. Excluding DTV, our net revenue for fiscal 2013 decreased $32.6 million, or 18%, compared to fiscal 2012. This net revenue decrease was primarily due to a change in product mix to our lower average selling price, or ASP, products resulting in a 26% decline in ASP per chipset, partially offset by an 11% increase in units shipped. The change in product mix, excluding DTV, was primarily due to the significant decrease in revenue in our IPTV and connected media player (“CMP”) markets, only partially offset by the increase in revenue of our lower ASP home networking market and to a lessor extent our home control and energy management market.  Additionally, ASPs continued to decline in all of our target markets year over year, due to competitive pressures. The increase in units shipped was comprised primarily of a 36% increase for our home networking products and a 21% increase for our home control and energy management products, primarily due to increased deployments of our HPNA product line and ongoing market expansion for our Z-Wave solution. The decrease in units shipped in our other markets was due to a combination of new product transition timing and loss of market share. Net revenues in our other market during fiscal 2013 include technology license revenue of $5.7 million. Technology license revenue was less than $0.1 million in fiscal 2012. We expect our revenue to fluctuate in future periods based on a shift in market factors and product mix.

Our net revenue for fiscal 2012 decreased $104.3 million, or 36%, compared to fiscal 2011. The decrease was primarily due to a 21% decrease in units shipped and a 19% decline in ASP. The decrease in units shipped was comprised primarily of a 44% decline for our media processor products and a 16% decline for our home networking products. The decrease in ASPs was primarily due to the increase, as a percentage of net revenue, of sales of our home networking and home control and energy management products and newer generation media processor products compared to sales of our older generation media processor products because ASPs for our home networking and home control and energy management products and lower priced newer generation media processor products are lower than our older generation media processor products. The decrease in units shipped was primarily due to competitive factors, the timing of new product introductions at telecommunications service providers and other consumer electronics companies and inventory levels at contract manufacturers who manufacture equipment incorporating our products.

Net revenue by target market

We sell our products into six primary target markets, which are the DTV market, home networking market, IPTV media processor market, home control and energy management market, prosumer and industrial audio/video market, and connected media player market.  We also have license revenue and sell a small amount of our chipsets into other markets, such as the digital signage, projection TV and PC-based add-in markets, which we refer to as our other market.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Fiscal Years Ended
	February 2, 2013	% of Net Revenue	January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue

DTV	$66,564	31%	$-	-	$-	-
Home networking	79,489	36%	68,435	37%	89,261	31%
IPTV media processor	31,079	14%	62,441	34%	137,281	48%
Home control and energy management	12,426	6%	10,922	6%	5,524	2%
Prosumer and industrial audio/video	10,344	5%	12,079	7%	15,035	5%
Connected media player	10,510	5%	27,988	15%	39,627	14%
License and other	6,201	3%	752	1%	187	0%
Net revenue	$216,613	100%	$182,617	100%	$286,915	100%

DTV market:  Our acquisition of the DTV assets from Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the DTV market, which previously had not been significant and had been included in the license and other category. We believe DTV products complement our existing IPTV media processor and connected media player products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home networking market.  Net revenue from sales of our products into the DTV market was $66.6 million or 31% of total net revenue. We expect that our DTV business may experience some seasonality common to consumer electronics markets as Trident typically experienced slower DTV sales in the first quarter of the calendar year and strongest DTV sales in the third calendar quarter. We expect our net revenue from the DTV market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we develop and introduce new products for this market.

Home networking market:  For fiscal 2013, net revenue from sales of our products into the home networking market increased $11.1 million, or 16%, compared to fiscal 2012. Excluding DTV net revenue, our net revenue from the home networking market as a percentage of total net revenue for fiscal 2013 was 53%, an increase of 16 percentage points, compared to fiscal 2012. The increase in net revenue was primarily the result of a higher volume of units shipped due to our expansion into South America and continued growth in Asia. We expect our net revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

For fiscal 2012, net revenue from sales of our products into the home networking market decreased $20.8 million, or 23%, compared to fiscal 2011 as a result of decreases in ASP and units shipped.  The decrease in ASP was primarily the result of transitions to our newer generation lower ASP products and also certain customers achieving cumulative volume pricing discounts on purchases of our older generation products.  The decrease in units shipped was the result of a decrease in demand from contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers due to their management of their inventory levels.

IPTV media processor market:  For fiscal 2013, net revenue from sales of our products into the IPTV media processor market decreased $31.4 million, or 50%, compared to fiscal 2012. This decrease was primarily attributable to a decline of 43% in units shipped as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.

Excluding DTV net revenue, our net revenue from the IPTV media processor market as a percentage of our total net revenue for fiscal 2013 decreased 13% compared to fiscal 2012, primarily as a result of the decrease in demand for our chipsets in the IPTV media processor market. Demand decreased during fiscal 2013 due to a combination of customer product transitions and market share loss in both set-top box and connected media player segments. We expect our net revenue from the IPTV media processor market to fluctuate in future periods as this net revenue is dependent on design wins of our newer and future generations of our technology with IPTV service providers.

For fiscal 2012, net revenue from sales of our products into the IPTV media processor market decreased $74.8 million, or 55%, compared to fiscal 2011.  This decrease was primarily attributable to a decline of 55% in units shipped as a result of reduced demand for our chipsets in the IPTV media processor market as a result of competitive factors in connection with product transitions at telecommunications service providers to the next generation IPTV media processor solutions.  Our net revenue from the IPTV media processor market as a percentage of our total net revenue for fiscal 2012 decreased 14% compared to fiscal 2011, primarily as a result of the decrease in demand for our chipsets in the IPTV media processor market.

Home control and energy management market: For fiscal 2013, net revenue from sales of our products into the home control and energy management market increased $1.5 million, or 14%, compared to fiscal 2012, primarily in North America.  Excluding DTV net revenue, our net revenue from the home control and energy management market as a percentage of our total net revenue for fiscal 2013 was 8% an increase of 2 percentage points compared to fiscal 2012.  The increase in net revenue was primarily the result of a 21% increase in unit shipments partially offset by slightly lower ASPs. We expect our net revenue from the home control and energy management market to continue to increase in the foreseeable future.  Net revenue from our home control and energy management market was not significant in fiscal 2011.

Prosumer and industrial audio/video market: For fiscal 2013, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $1.7 million, or 14%, compared to fiscal 2012.  The overall decrease was attributable to a decrease in ASP on relatively flat units shipped. Units shipped decreased in Asia due to lower demand from our customers located in Asia who manufacture high-end audio/video prosumer electronics and video conferencing products.  This decrease was offset by higher quantities of units shipped at lower ASPs in North America due to a shift in product mix to our lower ASP next generation products.  Excluding DTV net revenue, our net revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for fiscal 2013 was unchanged at 7% compared to fiscal 2012.  We expect our net revenue from the prosumer and industrial audio/video market to fluctuate based on our ability to obtain design wins in our customers' newer generation products, broad economic trends affecting business spending on video conferencing and high-end audio/video products and also discretionary consumer spending.

For fiscal 2012, net revenue from sales of our products into the prosumer and industrial audio/video market decreased $3.0 million, or 20%, compared to fiscal 2011.  The decrease was attributable to both a decrease in ASP and a decrease in units shipped.  The decrease in units shipped was primarily due to lower demand from our customers who manufacture high-end audio/video prosumer electronics and video conferencing products.  The decrease in ASP was primarily due to a change in customer mix.  Our net revenue from sales into the prosumer and industrial audio/video market as a percentage of total net revenue for fiscal 2012 increased 2% compared to fiscal 2011.

Connected media player market: For fiscal 2013, net revenue from sales of our products into the connected media player market decreased $17.5 million, or 62%, compared to fiscal 2012, as a result of decreases of 58% in units shipped and 10% in ASP, primarily in Asia. Excluding DTV net revenue, our net revenue from the connected media player market as a percentage of our total net revenue for fiscal 2013 decreased 8 percentage points compared to fiscal 2012. The decrease in units shipped was primarily due to competitive factors.  The decrease in ASP was primarily due to certain customers achieving cumulative volume pricing discounts on purchases of our older generation products and also transitions to our newer generation lower ASP products. We expect our net revenue from the connected media player market to fluctuate in future periods primarily due to the timing and nature of new product introductions by consumer electronics companies that incorporate our products and their transition to our newer generation products.  Additionally, due to decreases in the ASPs of our newer generation products relative to our older generation products, we must increase unit shipments of our products substantially in order to increase our net revenue.

For fiscal 2012, net revenue from sales of our products into the connected media player market decreased $11.6 million, or 29%, compared to fiscal 2011, as a result of decreases of 16% in units shipped and 16% in ASP.  The decrease in units shipped was primarily due to competitive factors.  The decrease in ASP was primarily due to certain customers achieving cumulative volume pricing discounts on purchases of our older generation products and also transitions to our newer generation lower ASP products.  Our net revenue from the connected media player market as a percentage of our total net revenue for fiscal 2012 increased 1% compared to fiscal 2011 primarily as a result of the overall decrease in units shipped into the IPTV media processor market.

License and other markets:  Our other markets consist of technology license revenue, PC add-in boards, development contracts, services and other ancillary markets. The net revenue derived from our other markets was not a significant portion of our total net revenue. The increase in net revenue from fiscal 2012 to fiscal 2013 was primarily the result of $5.7 million of technology license revenue in fiscal 2013.

Net revenue by product group

Our primary product group consists of our chipsets.  Our chipsets are targeted toward manufacturers and large volume designer and manufacturer customers building products for the DTV, IPTV media processor, home networking, home control and energy management, connected media player, and prosumer and industrial audio/video consumer electronic markets.  Sales of our chipsets accounted for approximately 97%, 99% and 100% of our net revenue for fiscal 2013, 2012 and 2011, respectively.

We derive a minor portion of our net revenue from other products and services, including license, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.  The net revenue derived from these other products and services was not a significant portion of our total net revenue.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	February 2, 2013	% of Net Revenue	January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue

Asia	$150,658	70%	$166,583	91%	$266,065	93%
North America	17,006	8%	8,982	5%	13,454	5%
Europe	41,283	19%	5,718	3%	7,101	2%
Other Regions	7,666	3%	1,334	1%	295	0%
Net revenue	$216,613	100%	$182,617	100%	$286,915	100%

Asia:  Our net revenue from Asia decreased $15.9 million, or 10%, for fiscal 2013 compared to fiscal 2012.  Our net revenue from Asia decreased 21 percentage points as a percentage of our total net revenue for fiscal 2013 compared to fiscal 2012.  The decrease in net revenue from Asia was primarily attributable to lower demand for our chipset solutions for the IPTV media processor, home networking and connected media player markets, partially offset by the addition of DTV net revenues.  As a percentage of total net revenue by country in the Asia region, China, including Hong Kong, represented 52% in fiscal 2013 and 77% in fiscal 2012.

Our net revenue from Asia decreased $99.5 million, or 37%, for fiscal 2012 compared to fiscal 2011.  Our net revenue from Asia decreased 2 percentage points as a percentage of our total net revenue for fiscal 2012 compared to fiscal 2011.  The decrease in net revenue from Asia was primarily attributable to lower demand for our chipset solutions for the IPTV media processor, home networking and connected media player markets.

North America:  Our net revenue from North America increased $8.0 million, or 89%, for fiscal 2013 compared to fiscal 2012.  This increase in revenue was primarily due to the increase of sales in home control and energy management and the addition of DTV net revenues, representing 21% of North America’s net revenue, partially offset by lower demand in North America for our prosumer and industrial audio/video and connected media player chipset solutions.  For fiscal 2013 and 2012, our net revenue generated outside North America was 92% and 95% of our net revenue, respectively.  The overall trend has been for companies located in North America who incorporate our products into their finished products to move their production orders to large designers and manufacturers located in the Asia region.  We expect our net revenue from North America in any given year to fluctuate depending on whether our customers place their orders locally or through overseas manufacturers who incorporate our products into their finished products.

Our net revenue from North America decreased $4.5 million, or 33%, for fiscal 2012 compared to fiscal 2011.  This decrease was primarily due to lower demand in North America for our chipset solutions across all of our target markets.  For fiscal 2012 and 2011, our net revenue generated outside North America was 95% of our net revenue for both periods.

Europe:  Our net revenue from Europe increased $35.6 million, or 622%, for fiscal 2013 compared to fiscal 2012.  This increase was primarily due to the addition of DTV net revenue of $38.5 million, partially offset by decreases in IPTV media processor and home networking due to changes in location of the contract manufacturers used by our customers. Our net revenue from Europe increased 16 percentage points as a percentage of our total net revenue for fiscal 2013 compared to fiscal 2012.

Our net revenue Europe decreased $1.4 million, or 19%, for fiscal 2012 compared to fiscal 2011.  This decrease was primarily due to changes in location of the contract manufacturers used by our customers. Our net revenue from Europe increased 1% as a percentage of our total net revenue for fiscal 2012 compared to fiscal 2011.

Major customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

TP Vision	14%	*	*
Flextronics	12%	*	*
Motorola	*	17%	24%
Gemtek	*	22%	23%

*Accounted for less than 10% of our net revenue.

Although we continue to generate revenue from Motorola and Gemtek, they no longer represent more than 10% of our net revenue, primarily due to the end of life of each of their highest volume IPTV product.  During fiscal 2013, TP Vision significantly increased their purchases of DTV products and Flextronics significantly increased their purchases in the home networking and home control and energy management markets.

Gross profit and gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	For Fiscal Years Ended
	February 2, 2013	% Change	January 28, 2012	% Change		January 29, 2011

Gross profit	$91,025	18%	$77,376	(45%	)	$140,644
Gross margin %	42.0%		42.4%			49.0%

The $13.6 million, or 18%, increase in gross profit for fiscal 2013 compared to fiscal 2012 was primarily due to the addition of the DTV product line, resulting from our acquisition of certain assets from Trident in the second quarter of fiscal 2013, which generated $16.2 million of our gross profit for fiscal 2013. Excluding DTV, our gross profit decreased $2.6 million, or 3%, compared to fiscal 2012, primarily due to lower ASPs from pricing pressure on declining volume products, partially offset by an increase in units shipped, primarily in home networking, plus license revenue.

Our gross margin declined 0.4 percentage points in fiscal 2013 compared to fiscal 2012, primarily due to the addition of the lower margin DTV product line which reduced overall gross margin by 7.9 percentage points. Excluding DTV, our gross margin was 49.9%, an increase of 7.5 percentage points compared to fiscal 2012. This increase was primarily a result of an increase in the volume of our home networking products with reduced average cost per unit, or ACU, the license revenue we recognized in fiscal 2013 with no corresponding license revenue in fiscal 2012 and lower fixed costs absorbed in fiscal 2013 compared to fiscal 2012. The decrease in ACU was primarily due to cost reduction efforts to offset declines in ASP and product mix, and was partially offset by a decreased percentage of fixed costs per unit due to an 83% increase in units shipped. Excluding DTV shipments, units shipped increased 11% in fiscal 2013 compared to fiscal 2012.

Our fixed costs include items such as depreciation and amortization and compensation costs for operations. The decrease in gross margin primarily due to the DTV product mix was partially offset by a reduction of $1.9 million in the amount of inventory write-downs we had in fiscal 2013 compared to fiscal 2012. In fiscal 2013, we recorded a $7.1 million provision for excess inventory primarily in connection with the end of life of certain products. During fiscal 2013, 2012 and 2011 we benefited from the sale of approximately $3.9 million, $0.8 million and $0.9 million, respectively, of inventory that had been previously written-down.

Our gross profit decreased $63.3 million and our gross margin decreased by 6.6 percentage points in fiscal 2012 compared to fiscal 2011. These decreases were primarily due to a 19% decline in our ASP and 21% decrease in units shipped, which were partially offset by an 8% decline in ACU. The decrease in ASP was primarily due to the increase, as a percentage of total net revenue, of sales of our home networking and home control and energy management automation products and our new generation media processor products compared to sales of our older generation media processor products which had higher ASPs. The decrease in units shipped was primarily due to competitive factors and the timing of new product introductions at telecommunications service providers and other consumer electronics companies. The decrease in ACU was primarily due to the same reasons noted for our ASP decline and was partially offset by an increased percentage of fixed costs per unit due to the 21% decrease in units shipped. Fixed costs include such items as depreciation and amortization and compensation costs for operations. The decrease in gross profit was also impacted by a $9.0 million provision recorded for excess inventory primarily in connection with our die bank of selected SoC devices during fiscal 2012 compared to $0.5 million recorded in fiscal 2011. The provisions for these SoC devices were triggered by customer notifications of a product transition taking place. During fiscal 2012, we benefited from the sale of approximately $0.8 million of inventory that had been previously written-down.

Operating expenses

The following table sets forth operating expenses and percent changes in operating expenses (in thousands, except percentages):

	Fiscal Years Ended
	February 2, 2013	% of Net Revenue		January 28, 2012	% of Net Revenue	January 29, 2011	% of Net Revenue

Research and development	$103,478	47%		$86,517	47%	$77,270	27%
Sales and marketing	34,550	16%		34,467	19%	31,712	11%
General and administrative	27,899	13%		20,829	11%	18,745	7%
Restructuring costs	3,264	2%		-	-	-	-
Impairment of goodwill	-	-		45,108	25%	-	-
Impairment of acquired intangible assets	-	-		66,170	36%	-	-
Impairment of IP, mask sets and design tools	6,569	3%		-	-	-	-
Gain on acquisition	(1,389)	(1%	)	-	-	-	-
Total operating expenses	$174,371	80%		$253,091	138%	$127,727	45%

Research and development expense

Research and development expense consists of compensation and benefits including variable compensation expense such as profit sharing; development and design costs (for example, mask, prototyping, testing and subcontracting costs); depreciation and amortization (for example, engineering design tools and equipment costs); stock-based compensation expense; and other expenses which include costs for facilities and travel.

	For Fiscal Years Ended			Fiscal 2013 vs 2012		Fiscal 2012 vs 2011
	February 2, 2013	January 28, 2012	January 29, 2011	$ Change	% Change	$ Change	% Change

Research and development expense	$103,478	$86,517	$77,270	$16,961	20%	$9,247	12%

Research and development expense increased $17.0 million, or 20%, in fiscal 2013 compared to fiscal 2012.  Fiscal 2013 includes $18.2 million of DTV research and development activities subsequent to our acquisition of certain assets used in the digital TV business from Trident in the second quarter of fiscal 2013.

The increase was primarily due to a 45% increase in headcount, primarily as a result of the DTV acquisition, driving higher compensation, benefits and travel expenses by $17.1 million.  Additionally, we incurred an increase of $1.4 million of facilities and IT costs through the DTV acquisition.  These increases were partially offset by a $0.5 million decrease in stock-based compensation expenses in fiscal 2013 compared to fiscal 2012, due to the timing of options and awards grants, option cancellations and stock prices, $0.5 million lower depreciation and amortization expenses due to impairments recorded during fiscal 2012 and controlled spending in various development and design costs of $0.6 million. As a result of our restructuring plan discussed above, we expect our research and development expense to decrease in dollars and as a percentage of our net revenue during fiscal 2014 compared to fiscal 2013.

For fiscal 2012 compared to fiscal 2011, our research and development expense increased primarily as a result of an increase in compensation and benefits due to an increase in headcount to support new product development activity as well as salary increases. The increase in development and design costs and depreciation and amortization were also to support increased new product development activity. Other expenses increased primarily due to facilities related costs, hiring costs and travel related expenses in connection with increased headcount to support increased new product development activity.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

	For Fiscal Years Ended			Fiscal 2013 vs 2012		Fiscal 2012 vs 2011
	February 2, 2013	January 28, 2012	January 29, 2011	$ Change	% Change	$ Change	% Change

Sales and marketing expense	$34,550	$34,467	$31,712	$83	0%	$2,755	9%

Sales and marketing expense was relatively flat in fiscal 2013 compared to fiscal 2012 and decreased as a percentage of net revenue.  Fiscal 2013 includes $1.9 million of DTV selling and marketing activities subsequent to our acquisition of certain assets used in the digital TV business from Trident Microsystems in the second quarter of fiscal 2013.  This increase was offset by a $5.0 million reduction in depreciation and amortization expense due to the impairment and subsequent write down of the related intangible assets during fiscal 2012.  Additionally, stock-based compensation expense in fiscal 2013 was $1.8 million, a decrease of $0.3 million from fiscal 2012, due to the timing of options and awards grants, option cancellations and stock prices.  These decreases were offset by an increase in compensation and benefits, including commissions, due to the increase in headcount from the acquisition of DTV and to support increased sales, and a $5.7 million settlement recorded in the current fiscal year in connection with a third party technology licensor’s custodial and reporting requirements. For further discussion, refer to Note 15, “Commitments and contingencies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.  For fiscal 2014, we expect our sales and marketing expense to decrease in dollars and as a percentage of our net revenue compared to fiscal 2013 as a result of our restructuring plan.  However, our selling expenses can fluctuate on a quarterly basis with changes in revenue and our marketing expenses can increase in a quarter due to the timing of marketing programs and events.

For fiscal 2012, compared to fiscal 2011, our sales and marketing expense increased primarily as a result of an increase in compensation and benefits due to an increase in headcount to support new product introduction and promotion as well as salary increases for existing employees.  Depreciation and amortization decreased primarily due to lower amortization of acquired intangible assets as a result of related acquired intangible assets impairment charges recorded in our third quarter of fiscal 2012.  Trade shows, travel and entertainment expenses increased primarily due to increased participation in trade shows to introduce and promote our new products.  External commissions decreased due to lower net revenue for our products sold through external sales representatives.  Other expenses increased primarily due to a $2.0 million estimated payment recorded in the fourth quarter of fiscal 2012 in connection with a third party technology licensor’s custodial and reporting requirements.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

	For Fiscal Years Ended			Fiscal 2013 vs 2012		Fiscal 2012 vs 2011
	February 2, 2013	January 28, 2012	January 29, 2011	$ Change	% Change	$ Change	% Change

General and administrative expense	$27,899	$20,829	$18,745	$7,070	34%	$2,084	11%

General and administrative expense increased $7.1 million, or 34%, in fiscal 2013 compared to fiscal 2012.  Fiscal 2013 includes $1.4 million of DTV general and administrative activities subsequent to our acquisition of certain assets used in the digital TV business from Trident in the second quarter of fiscal 2013.

Facilities and IT infrastructure costs increased $2.4 million, primarily due to additional leased space with associated costs, depreciation and higher IT infrastructure expenses related to the integration of DTV.  Legal and accounting fees increased $2.0 million primarily due to legal and audit fees incurred in connection with our acquisition of certain assets used in the digital TV business from Trident Microsystems and our annual report, and meeting of shareholders expense was $0.9 million higher than incurred in fiscal 2012.  Outside services increased by $1.0 million primarily due to fees related to the evaluation and execution of the purchase and integration of the DTV business from Trident Microsystems. Additionally, in fiscal 2013, compensation and benefits increased $0.8 million primarily due to the increase in headcount related to the DTV business.  These increases were partially offset by a decrease of $0.6 million in stock-based compensation expense from $3.1 million recorded in fiscal 2012, primarily due to the timing of options and awards grants, option cancellations and stock prices.  For fiscal 2014, we expect our general and administrative expense to decrease in dollars and as a percentage of our net revenue compared to fiscal 2013, as a result of our restructuring plan.  However, fluctuations in professional services can cause an increase in any particular quarter.

For fiscal 2012 compared to fiscal 2011, compensation and benefits increased due to an overall increase in headcount and salary increases.  Outside services decreased due to a reduction in spending for recruiting. Facilities and IT infrastructure costs increased due to increased investments to update and support our worldwide systems and to support the increased headcount.

Restructuring costs

As a result of the challenging competitive environment and decrease in margin of certain products, during the third and fourth quarter of fiscal 2013 we adopted company-wide cost saving measures in response to these factors, resulting in the termination of a total of 109 employees to be effective through April 26, 2013, the early termination of certain office-space lease agreements, impairment of certain long-lived assets and the cancellation of certain engineering development projects. The purpose of this restructuring program was to realign resources with the then-current business outlook and to lower our cost structure. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013. The charges include the impairment charge of long-lived assets with a carrying amount of $1.1 million related to abandoned facilities identified as part of the restructuring plan.  In addition, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.  We will continue to assess further cost-saving measures during fiscal 2014.

The following table provides additional information regarding our restructuring costs, including the balance of the related liabilities at February 2, 2013 and total costs incurred through the end of the restructuring in fiscal 2013 (in thousands):

	Restructuring Costs Incurred in Fiscal 2013	Cash Payments in Fiscal 2013	Restructuring Costs Liability at February 2, 2013	Cumulative Restructuring Costs Through February 2, 2013

Severance	$2,167	$1,153	$1,014	$2,167
Impairment of long-lived assets	1,089	-	-	1,089
Facility exit costs	8	-	8	8
Total restructuring costs	$3,264	$1,153	$1,022	$3,264

Amounts related to the abandonment of excess lease facilities will be paid through the end of the lease term in fiscal 2014.  As a result of the restructuring plan and expense reduction efforts, effective March 15, 2013, the annual base salary compensation of the Company's President and Chief Executive Officer was reduced from $0.5 million to $0.4 million.

Impairment and amortization of goodwill and intangible assets

As a result of continued reductions in our profitability, negatives cash flows from operations and our restructuring measures adopted in fiscal 2013, during the fourth quarter of 2013 we performed an impairment review of our intangible assets.  The results of this review indicated that certain purchased IP incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements and prepaid licenses associated with such discontinued products of $2.6 million and $0.4 million, respectively.  The impairment related to developed products of $4.6 million was recorded in cost of revenue and the impairment related to products in development of $6.6 million was recorded in operating expenses in the accompanying consolidated statements of operations in fiscal 2013.

During the third quarter of fiscal 2012, we performed an impairment review and concluded that the carrying value of our goodwill and acquired IP R&D was fully impaired, which resulted in an impairment charge of $45.1 million and $11.1 million, respectively, in fiscal 2012.  Subsequent to January 28, 2012, we have not capitalized any goodwill or IP R&D.  Additionally, we performed an impairment review of our intangible assets, other than goodwill and IP R&D, and concluded that two of our intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable, resulting in an impairment charge of $55.1 million in fiscal 2012.

We classify our expense from the amortization of acquired developed technology and purchased IP for deployed products of $9.5 million, $12.1 million and $11.6 million for fiscal 2013, 2012 and 2011, respectively, as cost of revenue.  We classify our expense from the amortization of acquired developed technology and purchased IP for products not yet deployed of $0.6 million, $0.1 million and zero for fiscal 2013, 2012 and 2011, respectively, as research and development expense.  We classify our amortization expense for acquired customer relationships and trademarks of $1.5 million, $6.5 million and $8.0 million for fiscal 2013, 2012 and 2011, respectively, as sales and marketing expense.  As of February 2, 2013, the unamortized balance from intangible assets was $36.6 million, which we intend to amortize to future periods based on the remaining estimated useful life of each intangible asset.  If we purchase additional intangible assets in the future, our cost of revenue or other operating expenses may increase from the amortization of those assets.

Intangible assets subject to amortization were as follows as of February 2, 2013 (in thousands, except for years):

	February 2, 2013
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,995	$(24,614)	$(34,923)	$17,458	3.6
Customer relationships	51,174	(30,486)	(16,252)	4,436	3.6
Trademarks	2,677	-	(1,982)	695	5.9
Non-compete agreements	1,400	-	(1,400)	-	-
Purchased IP - amortizing	22,866	(5,516)	(9,466)	7,884	2.4
Total amortizing	155,112	(60,616)	(64,023)	30,473	3.4
Purchased IP - not yet deployed	8,778	(2,678)	-	6,100
In-process research and development	11,070	(11,070)	-	-
Total intangibles	$174,960	$(74,364)	$(64,023)	$36,573

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Cost of revenue	$487	$478	$560
Research and development	5,740	6,277	6,745
Sales and marketing	1,811	2,137	2,094
General and administrative	2,557	3,133	3,178
Total stock-based compensation	$10,595	$12,025	$12,577

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations. As of February 2, 2013, the unrecorded stock-based compensation balance related to stock options, restricted stock awards, and restricted stock units outstanding excluding estimated forfeitures was $9.7 million, $1.3 million, and $3.5 million, respectively, which will be recognized over an estimated weighted average amortization period of 2.4 years, 2.7 years, and 2.9 years, respectively. The amortization period is based on the expected vesting term of the awards. The decrease in stock-based compensation expense for fiscal 2013 compared to fiscal 2012 was primarily due to stock options that became fully vested during the year, partially offset by an increase in awards for newly hired and existing employees compared to the prior fiscal year. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Gain on acquisition

On May 4, 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”) used in or related to Trident’s digital television and PC television businesses (the “DTV business”) for a purchase price of $38.2 million, subject to adjustments based on the closing asset balance of the DTV business, plus the assumption of certain employee related liabilities pursuant to an Asset Purchase Agreement dated March 23, 2012 (the “Purchase Agreement”).  Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012.  In April 2012, we were selected as the successful bidder to acquire Trident’s DTV business. The purchase price of the Trident acquisition was paid in cash.

In connection with the Trident acquisition, we acquired all of Trident’s DTV business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Purchase Agreement.  We also acquired the right to use certain facilities of Trident and hired approximately 320 employees whose services are used in the DTV business.  The addition of Trident's industry-leading DTV media processor System-on-a-Chip, or SoC, products for next-generation Internet-enabled digital televisions is expected to significantly expand our served available market.  DTV products complement our existing IPTV set-top-box and connected media player SoC solutions and will augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home.

The total purchase price of $38.2 million was allocated to the net tangible and identified intangible assets based upon fair values as of May 4, 2012, closing date.  The fair value of the tangible assets and identifiable intangible assets acquired, net of liabilities assumed, exceeded the purchase price by $1.4 million, which was recognized in the consolidated statements of operations as a gain on acquisition.  For further discussion, refer to Note 10, “Business combinations” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2013 vs 2012			Fiscal 2012 vs 2011
	February 2, 2013	January 28, 2012	January 29, 2011	$ Change	% Change		$ Change	% Change

Interest and other income, net	$2,325	$2,704	$2,183	$(379)	(14%	)	$521	24%

Interest and other income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gain or loss on disposal of software, equipment and leasehold improvements. The decrease of $0.4 million, or 14%, in fiscal 2013 compared to fiscal 2012 was primarily due to foreign currency fluctuations and lower interest income from a lower average cash balance.  The increase of $0.5 million, or 24%, in fiscal 2012 compared to fiscal 2011 was primarily due to foreign currency fluctuations.

Impairment of investment

During our second quarter of fiscal 2011, we recorded an impairment charge of $5.2 million against strategic investments we made in a privately-held, venture capital funded technology company.  This impairment charge represents $2.0 million to fully write down the carrying value of our preferred stock investment and $3.2 million to fully reserve the convertible note and accrued interest receivable from this company due to our expected inability to collect it.    There was no impairment of investments in fiscal 2013 or fiscal 2012.

Provision for (benefit from) income taxes

We recorded an income tax provision of $20.7 million and $0.8 million in fiscal years 2013 and 2011, respectively, and a benefit from income taxes of $5.0 million in fiscal 2012.  The fiscal 2013, 2012 and 2011 effective tax rates were approximately 26%, (3)%, and 8%, respectively.  Our fiscal 2013 effective tax rate differs from the federal statutory rate of 35% primarily because we set up a partial valuation allowance against our federal deferred tax assets due to our assessment that they are not more likely than not to be realized in the future, as well as most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.  Our fiscal 2012 effective tax rate differs from the federal statutory rate of 35% primarily because our net loss for fiscal 2012 was either in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized or in jurisdictions where the losses were not deductible for tax purposes.  Our fiscal 2011 effective tax rate differs from the federal statutory rate of 35% primarily due to the foreign tax differential benefit resulting from the nature of our international operations of $3.5 million and the federal research and development tax credits of $1.2 million that became available during the last quarter of the fiscal year.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years ended March 1, 2012 contingent on meeting specified requirements.  Absent such tax incentives, the corporate income tax rate in Singapore would have been 17% from fiscal 2009 to fiscal 2012.  The impact of this tax holiday was to increase net income by approximately $2.0 million or $0.06 per diluted share in fiscal 2012, $6.7 million or $0.21 per diluted share in fiscal 2011 and $7.0 million or $0.25 per diluted share in fiscal 2010.  To date we have not complied with all of the operating conditions required by the tax incentives, and we could lose the related tax benefits prospectively and could be required to refund potentially material tax benefits previously realized by us with respect to that incentive, subject to negotiation with the Singapore authorities.

Liquidity and capital resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of February 2, 2013 and January 28, 2012 (in thousands):

	February 2, 2013	January 28, 2012

Cash and cash equivalents	$51,218	$44,283
Short-term marketable securities	17,455	42,134
	$68,673	$86,417

As of February 2, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $68.7 million, which represents a decrease of $17.7 million, or 21%, from $86.4 million at January 28, 2012.  The decrease in cash and cash equivalents and short-term marketable securities was primarily the result of $17.6 million in purchases of software, equipment, leasehold improvements and IP, $38.2 million of cash paid in connection with the Trident acquisition, $0.3 million excess tax expense on stock-based compensation and $14.6 million cash used in operating activities.  These outflows of cash, cash equivalents and short-term marketable securities were partially offset by $48.0 million of net sales of long-term marketable securities, $4.6 million in net proceeds from the sale of our common stock through our employee stock purchase plan and stock option plans and $0.3 million repayment of a note receivable.

As of February 2, 2013, we held $14.3 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows for fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by (used in):
Operating activities	$(14,645)	$(12,146)	$41,872
Investing activities	17,100	(23,441)	(58,429)
Financing activities	4,229	7,315	7,563
Effect of foreign exchange rate changes on cash and cash equivalents	251	(177)	(221)
Net increase (decrease) in cash and cash equivalents	$6,935	$(28,449)	$(9,215)

Cash flows from operating activities

Net cash used in operating activities of $14.6 million for fiscal 2013 was primarily due to a net loss of $101.8 million and an increase of $4.0 million in other non-current assets.  These amounts were partially offset by non-cash adjustments to the net loss of $65.0 million and decreases of $13.1 million in accounts receivable, $3.7 million in inventory, and $1.3 million in prepaid expenses and other current assets, and increases of $4.5 million in accounts payable, $1.4 million in accrued liabilities, compensation and related benefits and $2.1 million in income taxes payable and other long-term liabilities.

Non-cash adjustments to net loss consisted primarily of an $11.2 million impairment of IP, mask sets and design tools, $23.9 million in depreciation and amortization expense, $10.6 million in stock-based compensation expense, a decrease of $12.4 million in deferred income taxes, $7.1 million in net provision for excess and obsolete inventory and non-cash restructuring charges of $2.1 million. These were partially offset by a net gain on the acquisition of the DTV business from Trident Microsystems of $1.4 million, a gain on disposal of software, equipment and leasehold improvements of $0.4 million, a decrease in the provision for sales returns, discounts and doubtful accounts of $0.2 million, and the accretion of contributed leasehold improvements of $0.2 million.

Cash paid for the DTV acquisition from Trident of $38.2 million resulted in the addition of accounts receivable of $13.4 million, inventory of $13.6 million, prepaid expenses and other current assets of $8.9 million, software equipment and leasehold improvements of $4.0 million, intangibles of $1.2 million, additional accrued liabilities of $1.3 million, a deferred tax liability of $0.2 million, and a net gain on acquisition of $1.4 million.

Excluding the addition of DTV, accounts receivable and inventory decreased as a result of timing of shipments and strong collections, as evidenced by the improved annual average day’s sales outstanding (“DSO”). Our DSO decreased to 48 days at February 2, 2013 compared to 57 days at January 28, 2012. Inventory decreased due to the $7.1 million provision for excess inventory primarily as a result of product end of life and product transitions by customers. Accounts payable increased primarily due to the timing of shipments by vendors and of payments for the inventory purchases. Accrued liabilities increased primarily due to an increase of $2.7 million in deferred revenue, primarily related to license revenue, and income taxes payable of $1.9 million, partially offset by various small increases in accruals. Accrued compensation and related benefits increased due to higher commissions accrued for higher revenue and increased accrued vacation for higher headcount.

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

During 2012, accounts receivable and inventory decreased as a result of lower revenue which resulted in lower billings to customers and lower inventory purchases from suppliers. Inventory also decreased due to the $9.0 million provision for excess inventory primarily as a result of product transitions by customers. Our annual average day’s sales outstanding increased to 57 days at January 28, 2012 compared to 45 days at January 29, 2011, primarily due to timing of shipments and customer mix. Accounts payable decreased primarily due to the timing of payment for inventory purchases. Accrued liabilities decreased primarily due to a decrease of $2.7 million in accrued rebates as a result of payments made and lower revenue which led to less new rebate accruals, and a decrease of $1.7 million as a result of payouts of the CopperGate acquisition contingent bonus pool. These decreases in accrued liabilities were partially offset by an increase of $2.2 million in accrued license fees as a result of purchases of software licenses and design tools and a $2.0 million increase in accrued taxes payable primarily for Sigma Designs Israel, S.D.I. Limited for which estimated tax payments were not yet made.

Net cash provided by operating activities of $41.9 million for fiscal 2011 was primarily due to net income of $9.1 million, non-cash expenses of $41.7 million, which includes an investment impairment charge of $5.2 million, a $4.7 million increase in accounts payable, a $4.5 million decrease in accounts receivable, and a $2.5 million increase in accrued liabilities and other long-term liabilities.  These amounts were partially offset by a $20.0 million increase in inventory and a $0.6 million increase in prepaid expenses and other current assets and other non-current assets.  Non-cash adjustments to net income consisted primarily of $27.7 million for depreciation and amortization, $12.6 million for stock-based compensation expense, $5.2 million for an investment impairment charge and a benefit of $4.8 million for deferred income taxes.

During 2011, the increase in inventory was the result of an increase in our die bank and finished goods as a result of an easing in supply of wafers and an increase in our die bank for our newer generation products to meet forecasted demand.  Despite the increase in inventory, our  annualized rate of inventory turns increased to 5.2 times per year for fiscal 2011 compared to 4.2 times per year for fiscal 2010 as a result of the overall increase in shipments in fiscal 2011.  The increase in accounts payable was primarily due to the timing of payment for inventory.  The decrease in accounts receivable was primarily the result of decreased product shipments and timing of shipments in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  Our annual average day’s sales outstanding increased to 45 days at January 29, 2011 compared to 44 days at January 30, 2010, primarily due to timing of shipments and customer mix.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through our restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities of $17.1 million for fiscal 2013 was primarily due to net sales of long-term marketable securities of $72.7 million and the repayment of a note receivable of $0.3 million, partially offset by cash paid in connection with the DTV acquisition of $38.2 million and purchases of software, equipment, leasehold improvements and IP of $17.6 million.

Net cash used in investing activities of $23.4 million for fiscal 2012 was primarily due to purchases of software, equipment, leasehold improvements and IP of $14.2 million, cash paid in connection with an acquisition of $5.0 million, purchases of notes receivable for $2.5 million and purchases of long-term investments for $2.1 million.

Net cash used in investing activities of $58.4 million for fiscal 2011 was primarily due to net purchases of marketable securities of $40.2 million, purchases of software, equipment, leasehold improvements and IP of $14.7 million, purchases of long-term investments of $2.3 million and a purchase of notes receivable of $1.2 million.

Cash flows from financing activities

Net cash provided by financing activities of $4.2 million in fiscal 2013 was due to $4.6 million of proceeds from exercises of employee stock options and employee stock purchases, partially offset by $0.3 million of excess tax expense from stock-based compensation.

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

While we generated cash from operations for fiscal 2011, we consumed cash in operations during fiscal 2012 and 2013 and it is possible that our operations will consume additional cash in future periods. Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months. During fiscal 2013, we adopted a restructuring plan, which included targeted reductions in labor costs through headcount reduction and other related actions and targeted reductions in other operating expenses such as consulting, travel and subletting excess office space.  We also plan to migrate to lower cost manufacturing components and processes.  We expect to execute the restructuring plan in several phases.  During fiscal 2013 we executed the first phase.  We anticipate we will reduce cash consumed by operations and we will likely incur additional restructuring costs in future periods as we continue to implement our plan.  However, it is possible that we may need to raise additional funds to finance strategic investments or other activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable security balances will continue to fluctuate based upon our ability to grow revenue, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments, which will cause our marketable securities balances to decrease.

As of February 2, 2013, $27.5 million of the $82.9 million of our cash, cash equivalents and marketable securities was held by our foreign subsidiaries.  Approximately $7.2 million of these funds are directly or indirectly owed to the U.S. based parent organization by our foreign subsidiaries to settle intercompany loans. If the remaining amount of $20.3 million of these funds is needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

Our marketable securities primarily include corporate commercial paper, corporate bonds, money market funds, municipal bonds and notes, fixed income mutual funds and US agency discount notes. We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments. We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of February 2, 2013 (in thousands):

	Payments Due by Period
	Fiscal 2014	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Total

Operating leases	$5,495	$7,172	$1,797	$14,464
Non-cancelable purchase obligations	16,723	-	-	16,723
Total contractual obligations	$22,218	$7,172	$1,797	$31,187

Off-balance sheet arrangements

In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities.  For the year ended February 2, 2013, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities.  As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities.  Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary.  In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.  As of February 2, 2013, we had no off-balance sheet arrangements.

Recent accounting pronouncements

See “Recent accounting pronouncements,” under Note 1, “Organization and summary of significant accounting policies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Subsequent events

See Note 21, “Subsequent events,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

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

Interest rate sensitivity:  As of February 2, 2013 and January 28, 2012, we held approximately $82.9 million and $148.4 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

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

As of February 2, 2013, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts. As of February 2, 2013, we had foreign exchange contracts with notional values of approximately $10.4 million that mature on or before December 23, 2013.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at February 2, 2013, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.6 million.

We maintain certain cash balances denominated in the Canadian dollar, Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at February 2, 2013, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.1 million.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sigma Designs, Inc.
Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries ("the Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2013.  We also have audited the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended February 2, 2013, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ARMANINOLLP
San Jose, California
April 12, 2013

SIGMA DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 2, 2013	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$51,218	$44,283
Short-term marketable securities	17,455	42,134
Restricted cash	1,769	1,769
Accounts receivable, net of allowances of $295 in 2013 and $537 in 2012	21,648	21,180
Inventory	24,929	22,037
Deferred tax assets	5,868	4,832
Prepaid expenses and other current assets	13,578	7,234
Total current assets	136,465	143,469

Long-term marketable securities	14,253	62,022
Software, equipment and leasehold improvements, net	17,106	19,609
Intangible assets, net	36,573	45,656
Deferred tax assets, net of current portion	2,681	16,595
Long-term investments and notes receivable, net of current portion	8,943	9,443
Other non-current assets	4,810	430
Total assets	$220,831	$297,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,046	$8,438
Accrued compensation and related benefits	10,070	8,957
Accrued liabilities	18,721	15,124
Total current liabilities	39,837	32,519

Income taxes payable	17,723	13,609
Long-term deferred tax liabilities	804	1,062
Other long-term liabilities	449	1,559
Total liabilities	58,813	48,749

Commitments and contingencies (Note 15)

Shareholders' equity
Preferred stock; no par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 38,234,357 issued and 34,042,045 outstanding in 2013 and 37,070,578 issued and 32,878,266 outstanding in 2012	475,070	460,246
Treasury stock, at cost, 4,192,312 shares in 2013 and in 2012	(85,941)	(85,941)
Accumulated other comprehensive income	1,090	603
Accumulated deficit	(228,201)	(126,433)
Total shareholders' equity	162,018	248,475
Total liabilities and shareholders' equity	$220,831	$297,224

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net revenue	$216,613	$182,617	$286,915
Cost of revenue	125,588	105,241	146,271
Gross profit	91,025	77,376	140,644
Operating expenses
Research and development	103,478	86,517	77,270
Sales and marketing	34,550	34,467	31,712
General and administrative	27,899	20,829	18,745
Restructuring costs	3,264	-	-
Impairment of goodwill	-	45,108	-
Impairment of acquired intangible assets	-	66,170	-
Impairment of IP, mask sets and design tools	6,569	-	-
Gain on acquisition	(1,389)	-	-
Total operating expenses	174,371	253,091	127,727
Income (loss) from operations	(83,346)	(175,715)	12,917
Interest and other income, net	2,325	2,704	2,183
Impairment of investment	-	-	(5,203)
Income (loss) before income taxes	(81,021)	(173,011)	9,897
Provision for (benefit from) income taxes	20,747	(4,966)	750
Net income (loss)	$(101,768)	$(168,045)	$9,147
Net income (loss) per common share:
Basic	$(3.06)	$(5.25)	$0.29
Diluted	$(3.06)	$(5.25)	$0.29
Shares used in computing net income (loss) per share:
Basic	33,205	32,036	31,245
Diluted	33,205	32,036	31,732

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net income (loss)	$(101,768)	$(168,045)	$9,147
Other comprehensive income (loss):
Currency translation adjustments	247	(327)	(214)
Unrealized gains (losses) on marketable securities, net of tax	240	(191)	146
Other comprehensive income (loss)	487	(518)	(68)
Comprehensive income (loss)	$(101,281)	$(168,563)	$9,079

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity

Balance, January 30, 2010	35,047,234	$421,109	(4,192,312)	$(85,941)	$206	$983	$32,465	$368,822
Unrealized gain on marketablesecurities	-	-	-	-	146	-	-	146
Currency translation adjustments	-	-	-	-	-	(214)	-	(214)
Stock-based compensation expense	-	12,577	-	-	-	-	-	12,577
Grants of restricted stock awards	85,137	-	-	-	-	-	-	-
Tax effect related to stock options	-	2,320	-	-	-	-	-	2,320
Net proceeds from common stock issued under share plans	800,907	5,243	-	-	-	-	-	5,243
Net income	-	-	-	-	-	-	9,147	9,147
Balance, January 29, 2011	35,933,278	441,249	(4,192,312)	(85,941)	352	769	41,612	398,041
Unrealized loss on marketable securities	-	-	-	-	(191)	-	-	(191)
Currency translation adjustments	-	-	-	-	-	(327)	-	(327)
Stock-based compensation expense	-	12,025	-	-	-	-	-	12,025
Grants of restricted stock awards	163,070	-	-	-	-	-	-	-
Tax effect related to stock options	-	1,595	-	-	-	-	-	1,595
Net proceeds from common stock issued under share plans	974,230	5,377	-	-	-	-	-	5,377
Net loss	-	-	-	-	-	-	(168,045)	(168,045)
Balance, January 28, 2012	37,070,578	460,246	(4,192,312)	(85,941)	161	442	(126,433)	248,475
Unrealized gain on marketable securities	-	-	-	-	240	-	-	240
Currency translation adjustments	-	-	-	-	-	247	-	247
Stock-based compensation expense	-	10,595	-	-	-	-	-	10,595
Grants of restricted stock awards	10,980	-	-	-	-	-	-	-
Tax effect related to stock options	-	(345)	-	-	-	-	-	(345)
Net proceeds from common stock issued under share plans	1,152,799	4,574	-	-	-	-	-	4,574
Net loss	-	-	-	-	-	-	(101,768)	(101,768)
Balance, February 2, 2013	38,234,357	$475,070	(4,192,312)	$(85,941)	$401	$689	$(228,201)	$162,018

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Cash flows from operating activities
Net income (loss)	$(101,768)	$(168,045)	$9,147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,870	28,952	27,680
Stock-based compensation	10,595	12,025	12,577
Provision for excess and obsolete inventory	7,053	8,955	488
Provision for (recovery of) sales returns, discounts and doubtful accounts	(158)	54	260
Deferred income taxes	12,398	(10,221)	(4,806)
(Gain) loss on disposal of software, equipment and leasehold improvements	(437)	173	449
Impairment of investment	-	-	5,203
Gain on acquisition	(1,389)	-	-
Non-cash restructuring costs	2,111	-	-
Tax effect related to stock options	(345)	1,595	2,320
Excess tax (benefit) expense from stock-based compensation	345	(1,938)	(2,320)
Accretion of contributed leasehold improvements	(206)	(260)	(176)
Impairment of goodwill, intangible assets, IP, mask sets and design tools	11,174	111,278	-
Changes in operating assets and liabilities:
Accounts receivable	13,100	10,114	4,517
Inventory	3,699	6,964	(20,015)
Prepaid expenses and other current assets	1,268	(443)	(697)
Other non-current assets	(3,954)	156	84
Accounts payable	4,473	(7,968)	4,705
Accrued liabilities, compensation and related benefits	1,391	(4,114)	1,028
Income taxes payable and other long-term liabilities	2,135	577	1,428
Net cash provided by (used in) operating activities	(14,645)	(12,146)	41,872
Cash flows from investing activities
Restricted cash	-	(153)	(116)
Purchases of marketable securities	(21,354)	(88,072)	(130,530)
Sales and maturities of marketable securities	94,043	88,515	90,320
Purchases of software, equipment, leasehold improvements and IP	(17,629)	(14,239)	(14,653)
Net cash paid in connection with acquisitions	(38,210)	(5,000)	-
Purchases of long-term investments	-	(2,142)	(2,300)
Repayment of note receivable	250	150	-
Purchase of notes receivable	-	(2,500)	(1,150)
Net cash provided by (used in) investing activities	17,100	(23,441)	(58,429)
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	4,574	5,377	5,243
Excess tax benefit (expense) from stock-based compensation	(345)	1,938	2,320
Net cash provided by financing activities	4,229	7,315	7,563
Effect of foreign exchange rate changes on cash and cash equivalents	251	(177)	(221)
Net increase (decrease) in cash and cash equivalents	6,935	(28,449)	(9,215)
Cash and cash equivalents, beginning of period	44,283	72,732	81,947
Cash and cash equivalents, end of period	$51,218	$44,283	$72,732
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$148
Cash paid for income taxes	$2,673	$1,330	$1,623

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our,” “the Company” and “us”) is a leader in connected media platforms. We specialize in digital television, or DTV, media processors and chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems. We sell our products to manufacturers, designers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation. We changed our presentation of other comprehensive income due to the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) Topic 220, Presentation of Comprehensive Income. The adoption of this accounting standard did not have a material impact on our consolidated financial statements. In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. See Note 10 for further discussion.

Accounting period:  We follow a 52 or 53-week fiscal reporting calendar ending on the Saturday closest to January 31 each year. Our most recent fiscal year, fiscal 2013, ended on February 2, 2013, included 53 weeks. The fiscal years 2012 and 2011, ended January 28, 2012 and January 29, 2011, respectively, included 52 weeks. Our next fiscal year, ending on February 1, 2014, will include 52 weeks.

Reclassifications:  Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the first quarter of fiscal 2013, we concluded that it was appropriate to reclassify our purchased intellectual property, or IP, that is incorporated into our products, from software, equipment and leasehold improvements to intangible assets. The reclassification has no effect on previously reported consolidated statements of operations or accumulated deficit for any period and does not affect previously reported cash flows from operations or from investing activities in the consolidated statements of cash flows. For comparability purposes, the corresponding gross assets and accumulated amortization of $22.2 million and $5.9 million, respectively, have been reclassified as of January 28, 2012.

Restructuring charges:  During the third and fourth quarters of fiscal 2013, we adopted a restructuring plan, which included targeted reductions in labor costs through headcount reduction and other related actions and targeted reductions in other operating expenses such as consulting, travel and subletting excess office space.  We also plan to migrate to lower cost manufacturing components and processes.  We expect to execute the restructuring plan in several phases.  During the third quarter of fiscal 2013 we completed the initial phase, which consisted of headcount reduction in our North American operations and the implementation of expense management measures across worldwide operations.  During the fourth quarter of fiscal 2013 we implemented a further reduction in headcount, primarily in Canada.  For fiscal 2013, we recognized a charge of $3.3 million in connection with our restructuring activities.  In addition, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.  We anticipate we will incur additional restructuring charges in future periods as we continue to balance our current cost structure with our anticipated growth.

Use of estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies.  These estimates and assumptions are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

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

Cash and cash equivalents:  We consider all highly liquid debt instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis. We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2013, 2012 and 2011.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  In fiscal 2013, we released $0.2 million for sales returns, discounts and bad debt.  In fiscal 2012 and 2011, we recorded provisions for sales returns, discounts and bad debt in the total amounts of $0.1 million and $0.3 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventory:  Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.  In addition, we write-off inventory that is obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $7.1 million, $9.0 million and $0.5 million to cost of revenue for fiscal 2013, 2012 and 2011, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual product failure rates differ from our estimates, additional warranty reserves could be required. In that event, our product gross margins would be reduced.

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

Business combinations: The purchase accounting method applied to business combinations requires us to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, or IP R&D, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationships, developed technology, IP R&D and trademarks.  Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; expected costs to develop IP R&D into commercially viable products, calculation of the weighted average cost of capital and expected cash flows from completed projects; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible assets:  The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, trademarks, non-compete agreements, purchased IP and IP R&D.  We currently amortize our intangible assets with definitive lives over periods ranging from two to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.  We capitalize IP R&D projects acquired as part of a business combination and upon completion of each project, IP R&D assets are reclassified to developed technology and amortized over their estimated useful lives.  The amounts and useful lives assigned to finite lived intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Impairment of goodwill and other long-lived assets:  We evaluate goodwill on an annual basis as of the last day of our fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

During development, IP R&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of IP R&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IP R&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

We test long-lived assets, including purchased intangible assets (other than goodwill and IP R&D) for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment.

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

Assets held for sale: Assets are classified as assets held for sale when their carrying amount is to be recovered principally through a sale transaction rather than through continuing use. The assets are classified as assets to be disposed of by sale when the following conditions have been met: management has approved the plan to sell; assets are available for immediate sale; assets are actively being marketed; sale is probable within one year; price is reasonable in the market and it is unlikely that there will be significant changes in the assets to be sold or a withdrawal to the plan to sell. Assets classified as held for sale, which include software licenses (design tools) and computer and testing equipment, are reported as current assets at the lower of their carrying amount or fair value less costs to sell and depreciation is not charged on long-lived assets classified as held for sale. Balance of assets held for sale at February 2, 2013 and January 31, 2012 was $0.6 million and zero, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires.  In addition, we also derive a portion of our net revenue from licensing the right to use our intellectual property from our home control and energy management market. License fees are recognized over the term specified. We recognize licensing revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria are usually met at the time our technology is made available to the customer. Licensing revenue for fiscal 2013 was $5.7 million. Licensing revenue for fiscal 2012 was less than $0.1 million and zero for fiscal 2011.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue, consisting principally of license fees collected in advance, at February 2, 2013 and January 28, 2012 was $3.1 million and $0.4 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Cost of revenue: Cost of revenue is comprised of the cost of our media processors and chipset solutions, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials, as well as royalties paid to vendors for use of their technology. Also included in cost of revenue is the amortization of purchased IP, manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventory, and stock-based compensation expense for personnel engaged in manufacturing support.

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Where the local currency is the functional currency, currency translation adjustments from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Foreign currency transaction gains and losses, which are included in interest and other income, net, in the accompanying consolidated statements of operations were a net gain of approximately $0.8 million in fiscal 2013, and net losses of approximately $0.6 million and $0.2 million for fiscal 2012 and 2011, respectively.

Concentration of credit risk:  Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, restricted cash, long-term investments and accounts receivable.  Our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are on deposit with major financial institutions.  Such deposits may be in excess of insured limits.  We believe that the financial institutions that hold our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.  We have not experienced any investment losses due to institutional failure or bankruptcy.  We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit.  We review our accounts receivable balances to determine if any receivables will potentially be uncollectible and include any amounts that are determined to be uncollectible in our allowance for doubtful accounts.

Provisions: In determining loss contingencies, we consider the likelihood of a loss of an asset or the incurrence of a liability as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss from a loss contingency is accrued and charged to expense when the information available indicates that it is probable that an asset has been impaired or a liability has been incurred, and when the amount of the loss can be reasonably estimated.

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

Stock-based compensation:  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated fair values measured on the date of grant.  Stock option awards are measured using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.

Advertising costs: Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the accompanying consolidated statement of operations. Advertising expenses incurred in each of fiscal 2013, 2012 and 2011 were less than $0.1 million.

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

Recent accounting pronouncements:  Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In December 2011, the FASB issued new guidance on disclosures about offsetting assets and liabilities. Entities with balances presented on a net basis in the financial statements shall disclose both gross and net information about instruments and transactions eligible for offset in the consolidated balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In February 2013, the FASB issued guidance clarifying the scope of disclosures about offsetting assets and liabilities by limiting such scope to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting agreement. The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013. We will adopt this guidance in our first quarter of fiscal 2014 and we do not believe its adoption will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income. The new guidance requires that the effect of significant amounts reclassified from each component of accumulated other comprehensive income be presented either in a single note or parenthetically on the face of the financial statements, based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosure requirements are effective for annual and interim reporting periods beginning after December 15, 2012. We will adopt this guidance in our first quarter of fiscal 2014 and we do not believe its adoption will have a significant impact on our consolidated financial statements.

2.            Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	February 2, 2013			January 28, 2012
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value

Corporate bonds	$30,642	$537	$31,179	$91,829	$192	$92,021
Money market funds	21,032	-	21,032	20,876	-	20,876
Municipal bonds and notes	515	14	529	1,668	19	1,687
Fixed income mutual funds	1,259	20	1,279	-	-	-
Corporate commercial paper	-	-	-	1,946	-	1,946
US agency discount notes	-	-	-	8,506	(4)	8,502
Total cash equivalents and marketable securities	$53,448	$571	$54,019	$124,825	$207	$125,032

Cash on hand held in the United States			1,441			1,030
Cash on hand held overseas			27,466			22,377
Total cash on hand			28,907			23,407
Total cash, cash equivalents and marketable securities			$82,926			$148,439

Reported as:
Cash and cash equivalents			51,218			44,283
Short-term marketable securities			17,455			42,134
Long-term marketable securities			14,253			62,022
			$82,926			$148,439

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	February 2, 2013		January 28, 2012
	Book Value	Fair Value	Book Value	Fair Value

Due in one year or less	$39,595	$39,767	$62,970	$63,010
Due in greater than one year	13,853	14,252	61,855	62,022
Total	$53,448	$54,019	$124,825	$125,032

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis (in thousands):

	February 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$31,179	$31,179	$-	$-
Money market funds	21,032	21,032	-	-
Municipal bonds and notes	529	529	-	-
Fixed income mutual funds	1,279	1,279	-	-
Total cash equivalents and marketable securities	$54,019	$54,019	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments asset	438	-	438	-
Total assets and (liabilities) measured at fair value	$56,226	$55,788	$438	$-

	January 28, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$92,021	$92,021	$-	$-
Money market funds	20,876	20,876	-	-
Municipal bonds and notes	1,687	1,687	-	-
Corporate commercial paper	1,946	1,946	-	-
US agency discount notes	8,502	8,502	-	-
Total cash equivalents and marketable securities	$125,032	$125,032	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments liability	(121)	-	(121)	-
Total assets and (liabilities) measured at fair value	$126,680	$126,801	$(121)	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired.  As of February 2, 2013, we held equity investments in five, and promissory notes receivable in two, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to cost of $9.7 million.  Each of these equity investments in privately held companies constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

All existing foreign exchange contracts were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.  In fiscal years 2013, 2012 and 2011, we recognized gains of approximately $0.4 million, $0.2 million and $0.3 million, respectively, as a result of foreign exchange contracts.  As of February 2, 2013, we had foreign exchange contracts to sell up to approximately $10.4 million for a total amount of approximately NIS 42.3 million, that mature on or before December 23, 2013.  As of January 28, 2012, we had foreign exchange contracts to sell up to approximately $10.2 million for a total amount of approximately NIS 37.0 million, that matured on or before December 27, 2012.

The following table presents the fair value of our outstanding derivative instruments (in thousands):

Derivative Assets	Balance Sheet Location	February 2, 2013	January 28, 2012

Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets (accrued liabilities)	$438	$(121)
Total fair value of derivative instruments		$438	$(121)

The effects of derivative instruments on income and accumulated other comprehensive income for fiscal 2013 and 2012 are summarized below (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Fiscal 2013 foreign exchange contracts	$-	$-	Operating expenses and cost of revenue	$447	Interest and other income, net
Fiscal 2012 foreign exchange contracts	$-	$85	Operating expenses and cost of revenue	$153	Interest and other income, net

There was no impact from ineffective portions on designated cash flow derivative contracts for fiscal 2013 and 2012.

5.            Restricted cash

As of February 2, 2013 and January 28, 2012, we had $1.8 million of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.            Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

	February 2, 2013	January 28, 2012
Equity investments
Issuer B	$2,000	$2,000
Issuer C	1,000	1,000
Issuer D	1,000	1,000
Issuer E	300	300
Issuer F	2,000	2,000
Issuer G	143	143
Total equity investments	6,443	6,443
Notes receivable
Issuer B	750	1,000
Issuer H	2,500	2,500
Total notes receivable	3,250	3,500
Total equity investments and notes receivable	$9,693	$9,943

Equity investments

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $2.0 million.  In the third quarter of fiscal 2010, we purchased a convertible note from Issuer A with a face value equal to the cost of $3.0 million, which is convertible into the issuer’s preferred stock under certain circumstances, bears interest at a rate of 9% per annum and became callable after November 30, 2009.  During our second quarter of fiscal 2011, Issuer A determined that additional funding would be required to continue operations.  Issuer A held discussions with various parties, and a third party made a preliminary offer to purchase substantially all of its assets at a price that would not allow us to collect any amount on our investments in Issuer A.  Based on the available information, we determined that the value of our investment in Issuer A had suffered an other-than-temporary decline in value.  Accordingly, at July 31, 2010, we recorded an impairment charge of $5.2 million to fully write down the carrying value of the preferred stock equity investment and fully reserve the convertible note receivable, including related accrued interest.

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer B”) at a total investment cost of $1.0 million.  In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer B at a cost of $1.0 million.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer D”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we also purchased a convertible note from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.

In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately-held technology company (“Issuer F”) at a total investment cost of $2.0 million.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer G”).

As of February 2, 2013 and January 28, 2012, our equity investments in privately-held companies were valued at $6.4 million, representing their cost.

Notes receivable from privately-held companies

In November 2010, we loaned $1.0 million to Issuer B and received a secured promissory note.  This promissory note is secured by the assets of Issuer B, bears interest at a rate of 5% per annum and is scheduled to be fully repaid by June 2013.

In January 2012, we loaned $2.5 million to a privately-held venture capital funded technology company (“Issuer H”), pursuant to a strategic agreement dated January 25, 2012.  We made this loan in exchange for a secured promissory note, bearing interest at a rate of 3% per annum.  The note plus the accrued interest is due 36 months from the agreement date.  The note is secured by the assets of Issuer H.  Additionally, pursuant to this agreement we had the right, subject to certain performance conditions by Issuer H for one year from the agreement date, to acquire all the outstanding securities of Issuer H for $11.2 million cash, plus the forgiveness of the $2.5 million loan.   As of February 2, 2013, these performance conditions were not met by Issuer H and the purchase rights expired.

As of February 2, 2013 and January 28, 2012, our notes receivable from privately-held companies were valued at $3.3 million and $3.5 million, respectively, representing their cost.  We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions.  The Company analyzes each investment quarterly for evidence of impairment.

The Company’s President and Chief Executive Officer is a member of the Board of Directors of five of the seven companies we have invested in.  One of our current Board of Directors and one of our former Board of Directors held equity and debt interests in Issuer A in which we had invested an aggregate of $5.0 million and the current Director was a member of the Board of Directors of Issuer A.  In the aggregate, these equity and debt interests did not rise to the level of a material or a controlling interest in Issuer A.  Our Board of Directors appointed a Director who had no interest in Issuer A to evaluate each investment in Issuer A and to recommend appropriate action to the Company’s Board of Directors.  We viewed this investment as a strategic investment in a technology platform into which we could potentially sell our chipset solutions.

Each of the aforementioned investment transactions are negotiated without the personal involvement of our Board members or, where applicable, the executive officer concerned, and we believe that they are made on an arm’s length basis in line with market practices and conditions.

7.            Inventory

Inventory consists of the following (in thousands):

	February 2, 2013	January 28, 2012

Wafers and other purchased materials	$12,553	$11,006
Work-in-process	1,071	191
Finished goods	11,305	10,840
Total inventory	$24,929	$22,037

8.            Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 2, 2013	January 28, 2012

Prepayments for inventory	$2,542	$-
Amounts due from seller related to DTV acquisition	4,519	-
Note receivable	750	500
Assets held for sale	623	-
Other current assets	5,144	6,734
Total prepaid expenses and other current assets	$13,578	$7,234

9.            Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			February 2, 2013	January 28, 2012

Software		2		$24,216	$25,267
Equipment	2	to	5	17,688	14,486
Office equipment and furniture		2		8,338	8,144
Leasehold improvements	1	to	6	3,097	3,520
Total				53,339	51,417
Less: Accumulated depreciation and amortization				(36,233)	(31,808)
Total software, equipment and leasehold improvements, net				$17,106	$19,609

Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2013, 2012 and 2011 was $12.3 million, $10.2 million and $8.0 million, respectively.

10.            Business combinations

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

	Amount
Purchase consideration:
Cash	$5,000

Tangible assets acquired and liabilities assumed	$752
Identifiable intangible assets:		Estimated Useful Lives (years)
Developed technology
Technology	1,250	5
Technology leveraged	1,680	8
Customer relationships	750	5
In-process research and development	370	—
Goodwill	198	—
Total consideration	$5,000

On May 4, 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”) used in or related to Trident’s digital television and PC television businesses (the “DTV business”) for a purchase price of $38.2 million, subject to adjustments based on the closing asset balance of the DTV business, plus the assumption of certain employee related liabilities pursuant to an Asset Purchase Agreement dated March 23, 2012 (the “Purchase Agreement”).  Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012.  In April 2012, we were selected as the successful bidder to acquire Trident’s DTV business. The purchase price of the Trident acquisition was paid in cash.

In connection with the Trident acquisition, we acquired all of Trident’s DTV business products, certain licensed intellectual property rights, specified tangible assets and other assets specified in the Purchase Agreement.  We also acquired the right to use certain facilities of Trident under short-term facilities use agreements for facilities located in Shanghai and Beijing, China, Germany, The Netherlands, Taiwan and California.  We hired approximately 320 employees whose services are used in the DTV business.  We also entered into a transition services agreement with Trident under which Trident agreed to provide certain services to us following the closing.  The purchaser of Trident's set-top box business also agreed to provide transition support services to us.

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

In connection with this acquisition, we obtained a valuation of the assets acquired in order to allocate the purchase price.  The total purchase price was allocated to the net tangible and identified intangible assets based upon fair values as of May 4, 2012.  The fair value of the tangible assets and identifiable intangible assets acquired, net of liabilities assumed, exceeded the purchase price by $1.4 million, which was recognized in the consolidated statements of operations as a gain on acquisition.  The purchase price in the transaction was allocated as follows (in thousands, except years):

	Amount
Purchase consideration:
Cash	$38,210

Tangible assets acquired and liabilities assumed	$38,431
Identifiable intangible assets:		Estimated Useful Lives (years)
Developed technology	1,168	3
Gain on acquisition	(1,389)
Total consideration	$38,210

The results of operations of the DTV business have been included in the consolidated results of operations from May 4, 2012.  For fiscal 2013, net sales of approximately $66.6 million and an operating loss of approximately $5.2 million, attributable to the DTV business, were included in the consolidated results of operations.  The terms of the Purchase Agreement allowed for certain working capital adjustments after the close of the acquisition, and as such the seller owes the Company $4.5 million as of February 2, 2013.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred on January 30, 2011.  The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the DTV business.  The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for fiscal 2013 include non-recurring adjustments of $4.0 million of direct acquisition costs (in thousands, except per share data).

	Fiscal Years Ended
	February 2, 2013	January 28, 2012

Net revenue	$239,557	$356,778
Net loss	(120,313)	(221,297)
Basic and diluted net loss per share	$(3.62)	$(6.91)

11.          Goodwill and other intangibles

The table below presents the balances of our intangible assets (in thousands):

	February 2, 2013	January 28, 2012

Acquired intangible assets	$77,146	$75,978
Purchased IP	23,450	22,204
Total	100,596	98,182
Accumulated amortization	(64,023)	(52,526)
Intangible assets, net	$36,573	$45,656

Impairment of intangible assets

We assess the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

As of October 29, 2011, we performed a review of the carrying value of our intangible assets due to continued reductions in our profitability and sales forecasts, and negative cash flows from operations. In performing this review, we developed a forecast of the total undiscounted cash flow expected to be generated by each acquired intangible asset group and compared the result to the carrying value. The results of this review indicated that two of our intangible asset groups, consisting primarily of certain developed technology and customer relationship intangibles related to our CopperGate acquisition, were not fully recoverable.  Therefore, we performed the second step of the analysis by developing a discounted cash flow analysis for each of the individual identifiable assets in these two groups to determine the amount of impairment. Our analysis resulted in an impairment charge of $55.1 million in fiscal 2012.

As of February 2, 2013, due to continued reductions in our profitability, negative cash flows from operations and our restructuring measures adopted in fiscal 2013, we performed an impairment review of our intangible assets.  The results of this review indicated that certain purchased IP incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements and prepaid licenses associated with such discontinued products of $2.6 million and $0.4 million, respectively.  The impairment related to developed products of $4.6 million was recorded in cost of revenue and the impairment related to products in development of $6.6 million was recorded in operating expenses in the accompanying consolidated statements of operations in fiscal 2013.

Impairment of goodwill and in-process research and development

We review goodwill for impairment annually, as of the last day of our fiscal year, and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  IP R&D is not subject to amortization and is tested for impairment annually or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

As of October 29, 2011, we concluded that an interim review of the carrying value of our goodwill and IP R&D should be performed due to continued reductions in our profitability, sales forecasts and market capitalization. In performing this review, we used both the income and the market valuation methodologies. In applying the income approach, we developed a forecast of the discounted cash flows expected to be generated by our operating unit and in applying the market approach, we utilized the current value of our publically traded common stock adjusted for a control premium. The result of this review showed that the fair value of our reporting unit was less than its net book value and, therefore, indicated a possible impairment. Therefore, we performed the second step of the analysis by allocating the fair value of our reporting unit to all of its assets and liabilities on a fair value basis to determine the amount of the impairment. As a result of this analysis, we determined that the carrying value of our goodwill and IP R&D was fully impaired, which resulted in an impairment charge of $45.1 million and $11.1 million, respectively, in fiscal 2012.  Subsequent to January 28, 2012, we have not capitalized any goodwill or IP R&D.

Intangible assets, subject to amortization, were as follows (in thousands, except for years):

	February 2, 2013
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,995	$(24,614)	$(34,923)	$17,458	3.6
Customer relationships	51,174	(30,486)	(16,252)	4,436	3.6
Trademarks	2,677	-	(1,982)	695	5.9
Non-compete agreements	1,400	-	(1,400)	-
Purchased IP - amortizing	22,866	(5,516)	(9,466)	7,884	2.4
Total amortizing	155,112	(60,616)	(64,023)	30,473	3.4
Purchased IP - not yet deployed	8,778	(2,678)	-	6,100
In-process research and development	11,070	(11,070)	-	-
Total intangibles	$174,960	$(74,364)	$(64,023)	$36,573

	January 28, 2012
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$75,827	$(24,614)	$(28,455)	$22,758	4.7
Customer relationships	51,174	(30,486)	(14,966)	5,722	4.8
Trademarks	2,677	-	(1,805)	872	6.6
Non-compete agreements	1,400	-	(1,400)	-
Purchased IP - amortizing	8,395	-	(5,900)	2,495	1.9
Total amortizing	139,473	(55,100)	(52,526)	31,847	4.8
Purchased IP - not yet deployed	13,809	-	-	13,809
In-process research and development	11,070	(11,070)	-	-
Total intangibles	$164,352	$(66,170)	$(52,526)	$45,656

Amortization expense related to intangible assets was $11.6 million, $18.7 million and $19.6 million for fiscal 2013, 2012 and 2011, respectively.  As of February 2, 2013, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP-Amortizing	Developed Technology	Trademarks	Customer Relationships	Total

2014	$3,438	$5,767	$119	$1,265	$10,589
2015	3,095	4,282	118	1,265	8,760
2016	1,351	3,957	118	1,109	6,535
2017	-	2,957	118	797	3,872
2018	-	495	118	-	613
Thereafter	-	-	104	-	104
Total	$7,884	$17,458	$695	$4,436	$30,473

12.          Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012

Income taxes	$4,508	$2,572
License fees	3,553	3,976
Deferred revenue	3,099	434
Rebates	1,475	2,150
Settlements	425	2,000
Other accrued liabilities	5,661	3,992
Total accrued liabilities	$18,721	$15,124

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

Details of the change in accrued warranty for fiscal 2013, 2012 and 2011 are as follows (in thousands):

Fiscal Years	Balance Beginning of Period	Additions	Deductions	Balance End of Period

2011	$1,100	$918	$(718)	$1,300
2012	$1,300	$1,082	$(1,056)	$1,326
2013	$1,326	$1,188	$(1,067)	$1,447

14.         Restructuring costs

As a result of the challenging competitive environment and decrease in margin of certain products, during the third and fourth quarter of fiscal 2013 we adopted company-wide cost saving measures in response to these factors, resulting in the termination of a total of 109 employees to be effective through April 26, 2013, the early termination of certain office-space lease agreements, impairment of certain long-lived assets and the cancellation of certain engineering development projects. The purpose of this restructuring program was to realign resources with the then-current business outlook and to lower our cost structure. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013. The charges include the impairment costs of long-lived assets with a carrying amount of $1.1 million related to abandoned facilities identified as part of the restructuring plan.  In addition, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.  We will continue assessing further cost-saving measures during fiscal 2014.

The following table provides additional information regarding our restructuring costs, including the balance of the related liabilities as of February 2, 2013 and total costs incurred through the end of the restructuring in fiscal 2013 (in thousands):

	Restructuring Costs Incurred in Fiscal 2013	Cash Payments in Fiscal 2013	Restructuring Costs Liability at February 2, 2013	Cumulative Restructuring Costs Through February 2, 2013

Severance	$2,167	$1,153	$1,014	$2,167
Impairment of long-lived assets	1,089	-	-	1,089
Facility exit costs	8	-	8	8
Total restructuring costs	$3,264	$1,153	$1,022	$3,264

Amounts related to the abandonment of excess lease facilities will be paid through the end of the lease term in fiscal 2014. As a result of the restructuring plan and expense reduction efforts, effective March 15, 2013, the annual base salary compensation of the Company's President and Chief Executive Officer was reduced from $0.5 million to $0.4 million.

15.          Commitments and contingencies

Commitments

Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease, which was amended in September 2012 to extend the term through September 2015, and slightly decrease the monthly base rent. We also lease facilities in Canada, China, Denmark, France, Germany, The Netherlands, Hong Kong, Israel, Japan, California, Singapore, Taiwan and Vietnam, and vehicles in Israel under non-cancelable leases.  Future minimum annual payments under operating leases are as follows (in thousands, except for years):

Fiscal Years	Operating Leases

2014	$5,495
2015	4,310
2016	2,862
2017	1,647
2018	150
Total minimum lease payments	$14,464

Rent expense, recorded on a straight-line basis, was $4.7 million, $2.6 million and $2.6 million for fiscal 2013, 2012 and 2011, respectively.

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of February 2, 2013, the total amount of outstanding non-cancelable purchase orders was approximately $16.7 million.

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

Our corporate articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of February 2, 2013.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2013, 2012 and 2011, we recorded royalty expense of $2.7 million, $2.0 million and $3.2 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel S.D.I. Ltd., participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel.  Through February 2, 2013, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2007.  We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to grants received, plus LIBOR-based interest.  As of February 2, 2013, our remaining obligation under these programs was $0.7 million.

Contingencies

Litigation

On August 6, 2011, Powerline Innovations, LLC, or Powerline, filed suit against us, certain of our subsidiaries and many other named defendants, including Qualcomm Incorporated, Qualcomm Atheros, Inc., Broadcom Corporation and ST Microelectronics N.V. in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,471,190.  The Powerline complaint sought unspecified monetary damages and injunctive relief and has been settled for an immaterial amount.

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

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products.  Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers.  From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses.  In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million and the Company paid an amount of $6.0 million in the fourth quarter of fiscal 2013. The remaining $0.3 million will be paid in fiscal 2014 as per the settlement agreement.  For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue.  For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing.  In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012.  Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012.  The full amount of the license fees was recorded as Purchased IP in fiscal 2013 and will be amortized over the license term.  On December 4, 2012, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business.  On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our Media player business.  As of February 2, 2013, the end of our fiscal year to which this report relates, we believe we were in compliance with our license agreements.  However, we could be required to make additional payments as a result of pending or future compliance audits.

Early termination lease agreement for office-space

In connection with our restructuring measures adopted during the third and fourth quarters of fiscal 2013, as further described in Note 14, and due to the lack of solvency and liquidity of our wholly owned subsidiary in Canada (“Sigma Canada”), we have decided to close down the operations of Sigma Canada.  On February 23, 2013, our Board of Directors approved the filing for bankruptcy of Sigma Canada, which we intend to file by the end of April 2013.  Sigma Canada has appointed a Trustee in Canada to provide legal advice and assistance throughout the bankruptcy process.  Based on our current assessment of the financial condition and obligations of Sigma Canada, outstanding obligations beyond April 2013, upon filing for bankruptcy, are mainly related to payment obligations under a non-cancellable operating lease agreement for office space entered with a Canadian Landlord (“Landlord”).  In accordance with the provisions of the lease agreement and current communication with the Landlord’s agent, if Sigma Canada exercises an early termination Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015, totaling $1.1 million.  Due to the insolvency of Sigma Canada, and that we do not have any plans to reactivate our operations in Canada in the near term, the Trustee has advised us that Sigma Canada will not be obligated to pay any rental obligations after the filing for bankruptcy. Since it is not probable that Sigma Canada will be liable for the payment of any contractual obligations upon filing for bankruptcy we did not record any restructuring costs associated with the early termination of this agreement in fiscal 2013.

16.          Net income (loss) per share

Basic net income (loss) and diluted loss per share for the periods presented are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.

The following table sets forth the basic and diluted net income (loss) per share computed for fiscal 2013, 2012 and 2011 (in thousands, except per share amounts):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net income (loss), as reported	$(101,768)	$(168,045)	$9,147
Weighted-average common shares outstanding- basic	33,205	32,036	31,245
Dilutive effect of employee stock plans	-	-	487
Weighted-average common shares outstanding- diluted	33,205	32,036	31,732
Net income (loss) per share- basic	$(3.06)	$(5.25)	$0.29
Net income (loss) per share- diluted	$(3.06)	$(5.25)	$0.29

The following table sets forth the excluded anti-diluted and excluded potentially dilutive securities for fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Stock options excluded because the effect of including would be anti-dilutive	137	353	-
Stock options excluded because exercise price is in excess of average stock price	5,401	4,940	4,692
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	89	-	-
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	255	-	-

17.          Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of February 2, 2013, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of February 2, 2013, 2,101,158 shares were available for future grants under our stock incentive plans.  Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of January 30, 2010	5,745,795	$11.96	7.4
Granted (Weighted average fair value of $5.95)	1,161,350	11.14
Cancelled	(356,305)	12.90
Exercised	(466,715)	5.20
As of January 29, 2011	6,084,125	12.26	6.9
Granted (Weighted average fair value of $5.26)	532,800	10.22
Cancelled	(479,119)	11.87
Exercised	(291,779)	5.14
As of January 28, 2012	5,846,027	12.47	6.2
Granted (Weighted average fair value of $2.77)	205,000	5.77
Cancelled	(848,930)	12.35
Exercised	(146,310)	2.60
As of February 2, 2013	5,055,787	$12.50	4.9	$272,117

Ending vested and expected to vest	5,005,958	$12.54	4.9	$256,991
Ending exercisable	3,790,842	$13.31	4.2	$174,904

The aggregate intrinsic value, as of February 2, 2013, in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.27 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2013, 2012 and 2011 equaled $0.5 million, $1.6 million and $3.1 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2013, 2012 and 2011 was $7.2 million, $10.5 million and $12.1 million, respectively.

The options outstanding and currently exercisable as of February 2, 2013 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share		Number of Shares Outstanding as of February 2, 2013	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of February 2, 2013	Weighted Average Exercise Price Per Share

$0.92	$6.67	526,965	6.6	$5.40	179,622	$4.79
7.32	10.51	511,251	3.4	8.79	448,775	8.60
10.59	10.59	544,546	6.0	10.59	333,966	10.59
10.87	10.87	511,318	5.1	10.87	428,284	10.87
11.06	11.07	865,696	4.8	11.06	714,051	11.06
11.09	11.47	522,464	4.0	11.27	466,426	11.28
11.66	12.21	544,840	5.8	11.92	347,264	11.95
12.27	15.91	546,826	4.0	14.77	408,804	14.78
16.25	41.58	431,881	4.0	28.26	413,650	28.77
45.83	45.83	50,000	4.8	45.83	50,000	45.83
$0.92	$45.83	5,055,787	4.9	$12.50	3,790,842	$13.31

As of February 2, 2013, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $9.7 million and will be recognized over an estimated weighted average amortization period of 2.4 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met. These RSAs vest over one to five years according to the terms specified in the individual grants.  As of February 2, 2013, the unrecorded stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $1.3 million and will be recognized over an estimated weighted average amortization period of 2.7 years.  The following table sets forth the shares of restricted stock awards outstanding as of February 2, 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Award	Aggregate Value

As of January 30, 2010	-	$-	$-
Granted	85,137	13.39
As of January 29, 2011	85,137	13.39	1,139,984
Granted	163,070	6.91
Vested	(17,028)	13.39
As of January 28, 2012	231,179	8.82	2,038,473
Granted	10,980	6.83
Vested	(78,848)	8.77
As of February 2, 2013	163,311	$8.71	$1,422,439

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan vest over a period of four years according to the terms specified in the individual grants.  As of February 2, 2013, the unrecognized stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $3.5 million and will be recognized over an estimated weighted average amortization period of 2.9 years.

The following table sets forth the shares of RSUs outstanding as of February 2, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value

As of January 29, 2011	-	$-	$-
Granted	597,500	6.52
Cancelled/forfeited	(50,000)	6.64
As of January 28, 2012	547,500	6.51	3,566,040
Granted	313,003	6.03
Vested	(118,766)	6.51
Cancelled/forfeited	(109,475)	6.45
As of February 2, 2013	632,262	$6.28	$3,972,964

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

During fiscal 2013, 2012 and 2011, 887,723, 682,451 and 334,192 shares of our common stock were purchased at an average price of $4.72, $5.68 and $8.43 per share, respectively.  As of February 2, 2013, we had granted 1,570,174 of the 2,500,000 shares of common stock reserved for issuance under the 2010 Purchase Plan.

Valuation of stock-based compensation

The fair value of RSA and RSU awards is based on the quoted market price of the underlying stock at the date of grant.  The fair value of stock option and employee stock purchase plan right awards is estimated at the grant date using the Black-Scholes option pricing model.  The determination of fair value of stock option and employee stock purchase plan right awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
Stock options	February 2, 2013	January 28, 2012	January 29, 2011

Expected volatility	51.31%	52.01%	55.02%
Risk-free interest rate	0.92%	1.60%	2.54%
Expected term (in years)	5.87	5.94	5.94
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.77	$5.27	$5.95

	Fiscal Years Ended
Employee stock purchase plan	February 2, 2013	January 28, 2012	January 29, 2011

Expected volatility	37.84%	46.03%	37.52%
Risk-free interest rate	0.13%	0.08%	0.21%
Expected term (in years)	0.49	0.49	0.50
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.47	$1.85	$2.94

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

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Cost of revenue	$487	$478	$560
Research and development	5,740	6,277	6,745
Sales and marketing	1,811	2,137	2,094
General and administrative	2,557	3,133	3,178
Total stock-based compensation	$10,595	$12,025	$12,577

Non-employee related stock-based compensation

We record stock-based compensation expense for options issued to non-employees based on the fair value of the options as estimated in the period they vest, using the Black-Scholes option pricing model.  There were no stock options granted to non-employees during fiscal 2013.  The Black-Scholes option pricing model for fiscal 2012 includes the following weighted average assumptions; expected stock price volatility of 54.0%, weighted average contractual term of 5.0 years, and dividend yield of zero percent and risk-free interest rates of 1.13%.  Total non-employee stock-based compensation recorded during fiscal 2013, 2012 and 2011 was zero, $2,000 and $18,000, respectively.

Shares reserved for future issuance

We had the following shares of common stock reserved for future issuance upon exercise or issuance of equity instruments at February 2, 2013:

Shares Reserved

Stock options outstanding	5,055,787
Authorized for future grants under stock incentive plans	2,101,158
Authorized for future issuance under stock purchase plans	929,826
Restricted stock units outstanding	632,262
Shares reserved for future issuance	8,719,033

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $16,500 in calendar year 2012.  Employees age 50 or over may elect to contribute an additional $5,500.  Through December 1, 2012, we sponsored a matching contribution program whereby we match contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled $0.8 million, $0.8 million and $0.7 million for fiscal 2013, 2012 and 2011, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada.  Under the GRRSP, Canadian based employees may elect to reduce their annual taxable compensation up to the statutorily prescribed limit, which is $22,970 Canadian in calendar year 2012.  We have a matching contribution program under the GRRSP whereby we match employee contributions made by each employee up to 2.5% of their annual salary.  The matching contributions to the GRRSP for fiscal years 2013, 2012 and 2011 were not significant.

Endowment insurance pension plan

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The plan is managed by the local authority and it is a mandatory plan.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 22% of the annual base.  For calendar year 2012, the annual base is capped at RMB 12,993.  The matching contributions to the Pension Insurance totaled $1.1 million in fiscal 2013.

Retirement pension plans

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a discretionary matching contribution program whereby we will contribute 3.0% of our employee’s annual salary.  The matching contributions to the Retirement Pension Plan totaled $0.2 million, $0.2 million and $0.1 million for fiscal 2013, 2012 and 2011, respectively.

We maintain a labor pension fund for the benefit of qualified employees who are based in Taiwan.  Under this plan, Taiwan based employees may elect to reduce their current annual taxable compensation up to 6% of their annual salary and we are required to match 6% of their annual salary.  During fiscal 2013, 2012 and 2011, we made matching contributions of $0.1 million, $0.1 million and less than $0.1 million, respectively.

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Waalre, The Netherlands. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Netherlands. Under the current plan, employees are entitled to contribute 1.7% of their annual pensionable salary to the plan and we match 22% of their annual pensionable salary.  During fiscal 2013, we made matching contributions of $0.2 million to this plan.

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Freiburg, Germany. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Germany. Under the current plan, we have a discretionary matching contribution program whereby we can contribute 4% of our employees' annual salary.  During fiscal 2013, we made no matching contributions to this plan.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of February 2, 2013, we have an accrued severance liability of $1.2 million partially offset by $1.1 million of severance employee funds.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, the Company distinguishes between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 14, during the third and fourth quarters of fiscal 2013, the Company adopted a restructuring plan resulting in employee termination costs of $2.2 million, which are recorded in restructuring costs in the accompanying consolidated statements of operations for fiscal 2013.  Additionally, during the first quarter of fiscal 2014 we reduced our headcount by 17 employees, resulting in an estimated restructuring cost of $0.3 million.

18.          Income taxes

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

United States	$(5,274)	$(12,366)	$(4,220)
International	(75,747)	(160,645)	14,117
Total	$(81,021)	$(173,011)	$9,897

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current
Federal	$(162)	$2,003	$3,052
State	15	(27)	15
Foreign	8,496	3,397	2,562
Total current	8,349	5,373	5,629
Deferred:
Federal	15,932	(3,434)	(3,791)
Foreign	(3,534)	(6,905)	(1,088)
Total deferred	12,398	(10,339)	(4,879)
Total provision (benefit)	$20,747	$(4,966)	$750

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Net operating loss	$8,426	$8,015
Investment impairment	1,519	1,823
Allowance, reserve and other	8,126	5,272
Depreciation	2,598	3,421
Tax credits	10,936	10,022
Stock-based compensation	10,840	11,072
Total gross deferred tax assets	42,445	39,625
Valuation allowance	(33,305)	(17,109)
Total net deferred tax assets	9,140	22,516
Deferred tax liabilities:
Acquired intangibles and other	(1,395)	(2,151)
Total net deferred tax assets	$7,745	$20,365

The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of its deferred tax assets.  During the third quarter of fiscal 2013, we concluded it was necessary to establish a valuation allowance for certain deferred tax assets (DTA) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that certain Federal DTAs would not be recognized. Accordingly, we established a valuation allowance in the amount of $16.7 million.  We also maintained a partial valuation allowance against foreign net operating losses and a full valuation allowance against California deferred tax assets.  The valuation allowance increased by $16.2 million in fiscal 2013.

As of February 2, 2013, net operating loss carry forwards amounted to approximately $33.9 million and $25.4 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2014 through 2033.  We also had federal and state research credit carryovers of $15.7 million and $15.7 million, respectively.  Federal research credits will start expiring from fiscal 2019. The state research credit has no expiration.  Of the total net operating loss carryover, the tax effect of $25.5 million federal and $3.4 million state losses will be recorded to additional paid-in capital when utilized in the future. We also have $29.7 million of foreign operating loss carry forwards through the acquisition of a foreign operation.

Net operating losses and tax credit carry forwards as of February 2, 2013 are as follows (in thousands):

	Amount	Range of Expiration Years

Net operating losses, federal	$33,934	2019	-	2032
Net operating losses, state	25,407	2014	-	2033
Net operating losses, foreign	29,669	Indefinite
Tax credits, federal	15,693	2019	-	2033
Tax credits, state	15,689	Indefinite

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation.  Accordingly, our ability to utilize net operating loss and tax credit carry forwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of carry forwards before they are utilized.

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory rate as follows (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Computed at federal statutory rate of 35%	$(28,357)	$(60,554)	$3,464
State taxes provision (benefit), net of federal benefit	10	(33)	10
Uncertain tax positions	219	441	853
Difference between statutory rate and foreign effective tax rate	31,469	49,839	(3,466)
Stock-based compensation expense	2,391	746	878
Change in federal valuation allowance	16,704	-	-
Tax credits	(1,561)	(1,326)	(1,201)
Goodwill and intangible assets impairment	-	5,646	-
Other	(128)	275	212
Total	$20,747	$(4,966)	$750

Included in the balance of unrecognized tax benefits as of February 2, 2013 are $17.7 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  During fiscal 2013, we added $4.6 million of unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Beginning balance	$22,389	$20,337	$18,841
Additions based on tax positions related to the current year	4,596	1,965	1,436
Additions for tax positions of prior years	283	404	388
Reductions for tax positions of prior year	(252)	(317)	(328)
Ending balance	$27,016	$22,389	$20,337

We have adopted the accounting policy that interest and penalties recognized are classified as part of our income taxes.  In fiscal 2013, we increased our accrual of such interest and penalties expense by $0.3 million.  In fiscal 2012, we reduced our accrual of such interest and penalties expense by $0.1 million.  As of February 2, 2013 and January 28, 2012, the balance of such accrued interest and penalties was $1.0 million and $0.7 million, respectively.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result. In February 2013, our Denmark subsidiary reached an audit agreement with the Danish Taxing Authorities to reduce our net operating losses in Denmark by DKK 75 million. The disallowed net operation losses were subject to valuation allowance in the past and the audit adjustment would not result in a financial charge.

Our tax filings for the fiscal years from 1991 to 2013 remain open in various taxing jurisdictions. We do not anticipate that our unrecognized tax benefit will change significantly in the coming fiscal year.

As of February 2, 2013, undistributed earnings of our foreign operations totaling $6.7 million were considered to be permanently reinvested.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years, which ended March 1, 2012, contingent on meeting specified requirements.  The impact of this tax holiday was to increase net income by approximately $2.0 million or $0.06 per diluted share in fiscal 2012, $6.7 million, or $0.21 per diluted share, in fiscal 2011, $7.0 million, or $0.25 per diluted share, in fiscal 2010, and $6.5 million, or $0.23 per diluted share, in fiscal 2009.  The Company is currently in negotiation with the Economic Development Board for its operations plan in Singapore and is not benefiting from the incentives in fiscal 2013.

Our acquired Israeli subsidiary, Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.), was granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments in 2004 and 2009. Sigma Designs Israel’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate for an additional period of eight years.  The impact of this tax holiday was to increase net income by approximately $3.4 million, or $0.10 per diluted share, in fiscal 2013, $2.0 million, or $0.06 per diluted share, in fiscal 2012, and $6.2 million, or $0.20 per diluted share, in fiscal 2011.

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

The following table sets forth net revenue attributed to each product group (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Chipsets	$210,139	$181,584	$285,544
License and other	6,474	1,033	1,371
Net revenue	$216,613	$182,617	$286,915

The following table sets forth net revenue attributable to each target market (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

DTV	$66,564	$-	$-
Home networking	79,489	68,435	89,261
IPTV media processor	31,079	62,441	137,281
Home control and energy management	12,426	10,922	5,524
Prosumer and industrial audio/video	10,344	12,079	15,035
Connected media player	10,510	27,988	39,627
License and other	6,201	752	187
Net revenue	$216,613	$182,617	$286,915

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Asia	$150,658	$166,583	$266,065
North America	17,006	8,982	13,454
Europe	41,283	5,718	7,101
Other Regions	7,666	1,334	295
Net revenue	$216,613	$182,617	$286,915

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

China, including Hong Kong	$112,915	$141,122	$232,784
Hungary	31,044	20	97
Taiwan	14,191	13,982	21,038
United States	14,771	6,818	9,572
Brazil	7,651	1,296	266
Japan	5,885	6,153	6,609
India	5,628	-	-
Thailand	5,281	3,323	3,452
Germany	3,226	552	286
Singapore	2,307	1,322	1,703
Korea	2,119	-	17
Poland	523	1,389	5,640
Canada	688	853	2,465
Rest of the world	10,384	5,787	2,986
Net revenue	$216,613	$182,617	$286,915

Our long-lived assets consist primarily of our software, equipment, leasehold improvements, and intangible assets, other than goodwill. The following table sets forth our long-lived assets by geographic region based on the location of the asset (in thousands):

	Fiscal Years Ended
	February 2, 2013	January 28, 2012

United States	$20,045	$26,882
All other countries	33,634	38,383
Total long-lived assets	$53,679	$65,265

The following table sets forth major direct customers accounting for 10% or more of our net revenue:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

TP Vision	14%	*	*
Flextronics	12%	*	*
Motorola	*	17%	24%
Gemtek	*	22%	23%

*Accounted for less than 10% of our net revenue.

Two international direct customers accounted for 18% and 16% of total accounts receivable as of February 2, 2013.  Four international direct customers accounted for 17%, 17%, 15% and 13% of total accounts receivable as of January 28, 2012.

20.          Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Fiscal Quarters Ended
	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012	January 28, 2012	October 29, 2011	July 31, 2011	April 30, 2011

Net revenue	$44,199	$63,905	$68,251	$40,258	$35,566	$39,725	$46,694	$60,632
Gross profit	13,868	25,482	30,580	21,095	16,588	18,002	12,994	29,792
Loss from operations	(35,262)	(20,861)	(13,262)	(13,961)	(19,256)	(128,282)	(22,437)	(5,740)
Net loss	(35,197)	(39,451)	(13,418)	(13,702)	(18,838)	(121,575)	(21,962)	(5,670)
Basic and diluted net loss per share	$(1.05)	$(1.18)	$(0.41)	$(0.42)	$(0.58)	$(3.78)	$(0.69)	$(0.18)

21.          Subsequent events

Sale of development project

On March 8, 2013, the Company entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets is $0.6 million at February 2, 2013, which mainly consist of computer and testing equipment with a carrying value of $0.1 million and software licenses (design tools) with a carrying value of $0.5 million. The Connectivity Assets have been classified as held for sale and included within prepaid expenses and other current assets in the accompanying consolidated balance sheet at February 2, 2013. Due to the net book value of such assets approximating their fair value as of the measurement date (January 31, 2013), adjustments to their net book value were not material. Under the Asset Purchase Agreement, the maximum consideration from the sale is $8.0 million comprised of the closing consideration of $2.0 million in cash and the contingent earn-outs consideration of $6.0 million in cash. The closing consideration was due and payable upon closing of the Asset Purchase Agreement, which ocurred in the first quarter of fiscal 2014. The earn-outs consideration is due and payable as follows: (i) $2.0 million in cash 30 days after Buyer’s confirmation of achievement of the First Technical Milestone, as defined in the Asset Purchase Agreement, and (ii) $4.0 million in cash 30 days after Buyer’s confirmation of achievement of the Second Technical Milestone, as defined in the Asset Purchase Agreement. There can be no assurance that either of the technical milestones will be achieved. In connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

Departure of Officer

On March 4, 2013, Thomas E. Gay resigned as Chief Financial Officer of the Company. Mr. Gay agreed to remain with the Company until April 4, 2013 (the "Separation Date") to assist with transitional matters. The Company entered into a Separation Agreement with Mr. Gay that provides, among other things, that in exchange for a general release of claims against the Company, Mr. Gay will receive a lump sum payment equal to two months of base salary less applicable payroll withholding, all equity awards held by Mr. Gay will be accelerated such that all equity that would have otherwise been vested as of December 31, 2013 will be vested at the Separation Date and the Company will continue to pay the share of Mr. Gay's health and dental insurance premiums that it paid when Mr. Gay was an active employee for up to an additional two months following the Separation Date. The separation payments are due upon Mr. Gay's satisfactory completion of the transition period. The acceleration of Mr. Gay's equity awards will effectively result in the acceleration of 6,588 shares of common stock underlying outstanding restricted stock awards. In addition, Mr. Gay has agreed to remain available to consult with the Company on a project by project basis on terms to be negotiated by the parties. Mr. Elias N. Nader, Corporate Controller, has agreed to serve as interim Chief Financial Officer.

Legal proceedings

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-boxes deployed by AT&T that contain our SoCs infringe a USEI patent.  USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases.  Further, other intervenors have already been added to this Litigation and other related cases.  USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other intervenors.  AT&T, other defendants and other intervenors have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed.  While approval from the Court to our motion to intervene is pending, USEI has indicated that it will not oppose our intervention as long as it can assert other claims that it may have against us.  The trial date for the Litigation has been set for January 5, 2015.

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

As of February 2, 2013, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer, Chief Financial Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of February 2, 2013.

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

We, including our Chief Executive Officer, Chief Financial Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 2, 2013.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of February 2, 2013.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of February 2, 2013.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended February 2, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER MATTERS

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2013 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2013 Director Compensation,” which will appear in the 2013 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2013 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2013 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2013 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

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

(b) Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 12th day of April, 2013.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thinh Q. Tran and Elias N. Nader, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	President, and Chief	April 12, 2013
Thinh Q. Tran	Executive Officer (Principal Executive Officer)

/s/ Elias N. Nader	Interim Chief Financial Officer and Secretary	April 12, 2013
Elias N. Nader	(Principal Financial, Accounting and Compliance Officer)

/s/ Mark J. Bonney	Director	April 12, 2013
Mark J. Bonney

/s/ Maury Austin	Director	April 12, 2013
Maury Austin

/s/ Lung C. Tsai	Director	April 12, 2013
Lung C. Tsai

/s/ Eric Singer	Chairman of the Board	April 12, 2013
Eric Singer

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance Beginning of Period	Additions: Provision for (Recovery of)	Deductions: (Write-offs) Recoveries of	Balance End of Period
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal Years
2011	$346	$260	$(4)	$602
2012	602	54	(119)	537
2013	$537	$(158)	$(84)	$295

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

10.1*	Amended and Restated 1994 Stock Plan and form of Stock Option Agreement.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (No. 333-86875) filed on September 10, 1999.

10.2*	1994 Director Stock Option Plan and form of Director Option Agreement.
Incorporated by reference to exhibit filed with the Registration Statement on Form S-3 (No. 33-74308) filed on January 28, 1994, Amendment No. 1 thereto filed February 24, 1994, Amendment No. 2 thereto filed March 3, 1994, Amendment No. 3 thereto filed March 4, 1994 and Amendment No. 4 thereto filed March 8, 1994.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on July 11, 2003.

10.7*	Sigma Designs Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.10	Settlement Agreement dated August 2, 2012 by and among Sigma Designs, Inc. and the entities and natural persons listed on Exhibit A thereto and their respective affiliates.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Filed herewith.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS***	XBRL Instance.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRLTaxonomy Extension Calculation.

101.DEF***	XBRL Taxonomy Extension Definition.

101.LAB***	XBRL Taxonomy Extension Labels.

101.PRE***	XBRL Taxonomy Extension Presentation.

*	Indicates management contract or compensatory plan or arrangement.
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