Form 10-Q
period 2013-05-04
SIGMA DESIGNS INC
filed 2013-06-13
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 6, 2013, the Company had 34,170,457 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 4, 2013

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2013	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$54,447	$51,218
Short-term marketable securities	16,690	17,455
Restricted cash	1,771	1,769
Accounts receivable, net	26,260	21,648
Inventory	19,027	24,929
Deferred tax assets	5,583	5,868
Prepaid expenses and other current assets	10,429	13,578
Total current assets	134,207	136,465

Long-term marketable securities	14,119	14,253
Software, equipment and leasehold improvements, net	16,425	17,106
Intangible assets, net	33,865	36,573
Deferred tax assets, net of current portion	1,085	2,681
Long-term investments and notes receivable, net of current portion	8,943	8,943
Other non-current assets	4,860	4,810
Total assets	$213,504	$220,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,498	$11,046
Accrued compensation and related benefits	8,460	10,070
Accrued liabilities	14,121	18,721
Total current liabilities	35,079	39,837

Income taxes payable	18,272	17,723
Long-term deferred tax liabilities	607	804
Other long-term liabilities	405	449
Total liabilities	54,363	58,813

Commitments and contingencies (Note 13)

Shareholders' equity
Preferred stock	-	-
Common stock and additional paid-in capital	477,135	475,070
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	681	1,090
Accumulated deficit	(232,734)	(228,201)
Total shareholders' equity	159,141	162,018
Total liabilities and shareholders' equity	$213,504	$220,831

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	May 4, 2013	April 28, 2012

Net revenue	$52,540	$40,258
Cost of revenue	25,594	19,163
Gross profit	26,946	21,095
Operating expenses
Research and development	20,204	21,789
Sales and marketing	5,682	6,888
General and administrative	4,762	6,379
Restructuring costs	210	-
Impairment of IP, mask sets and design tools	188	-
Total operating expenses	31,046	35,056
Loss from operations	(4,100)	(13,961)
Gain on sale of development project	1,079	-
Interest and other income, net	691	491
Loss before income taxes	(2,330)	(13,470)
Provision for income taxes	2,203	232
Net loss	$(4,533)	$(13,702)
Net loss per common share:
Basic	$(0.13)	$(0.42)
Diluted	$(0.13)	$(0.42)
Shares used in computing net loss per share:
Basic	33,912	32,661
Diluted	33,912	32,661

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012

Net loss	$(4,533)	$(13,702)

Other comprehensive income (loss):
Currency translation adjustments	(366)	71
Unrealized gains (losses) on marketable securities, net of tax	(43)	267
Other comprehensive income (loss)	(409)	338

Comprehensive loss	$(4,942)	$(13,364)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities
Net loss	$(4,533)	$(13,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,568	5,117
Stock-based compensation	2,033	2,826
Provision for excess and obsolete inventory	561	303
Provision for sales returns, discounts and doubtful accounts	71	149
Deferred income taxes	1,669	-
(Gain) loss on disposal of software, equipment and leasehold improvements	(3)	34
Gain on sale of development project	(1,079)	-
Non-cash restructuring costs	81	-
Accretion of contributed leasehold improvements	(13)	(69)
Impairment of IP, mask sets and design tools	188	-
Changes in operating assets and liabilities:
Accounts receivable	(4,683)	(2,544)
Inventory	5,341	3,123
Prepaid expenses and other current assets	2,140	(113)
Other non-current assets	(80)	182
Accounts payable	3,117	(1,605)
Accrued compensation and related benefits and other liabilities	(5,265)	392
Income taxes payable and other long-term liabilities	523	(1,019)
Net cash provided by (used in) operating activities	5,636	(6,926)
Cash flows from investing activities
Restricted cash	(2)	-
Purchases of marketable securities	(2,535)	(10,393)
Sales and maturities of marketable securities	3,390	54,662
Purchases of software, equipment and leasehold improvements	(2,594)	(1,928)
Purchases of IP	(2,750)	(739)
Proceeds from sale of development project, net of transaction fees	1,971	-
Repayment of note receivable	250	-
Net cash provided by (used in) investing activities	(2,270)	41,602
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	32	55
Net cash provided by financing activities	32	55
Effect of foreign exchange rate changes on cash and cash equivalents	(169)	36
Net increase in cash and cash equivalents	3,229	34,767
Cash and cash equivalents, beginning of period	51,218	44,283
Cash and cash equivalents, end of period	$54,447	$79,050

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,969	$468

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these interim condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a leader in connected media platforms.  We specialize in digital television, or DTV, media processors and chipset solutions that serve as the foundation for some of the world’s leading internet protocol television, or IPTV, set-top-boxes, connected media players, residential gateways and home control systems.  We sell our products to manufacturers, designers and, to a lesser extent, to distributors who, in turn, sell to manufacturers.

Basis of presentation:  The interim condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The first quarter of fiscal 2014 and fiscal 2013 ended on May 4, 2013 (91 days) and April 28, 2012 (91 days), respectively.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended February 2, 2013, included in our fiscal 2013 Annual Report on Form 10-K, as filed with the SEC on April 12, 2013, referred to as our fiscal 2013 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at May 4, 2013 and February 2, 2013, the consolidated results of our operations for the three months ended May 4, 2013 and April 28, 2012, and the consolidated cash flows for the three months ended May 4, 2013 and April 28, 2012.  The results of operations for the three months ended May 4, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the three months ended May 4, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 2, 2013. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2013 Annual Report.

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

Business combinations:  In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. Refer to Note 10, "Business combinations”, in Part II, Item 8 of our fiscal 2013 Annual Report.

Recent accounting pronouncements:  In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 4, 2013			February 2, 2013
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$29,793	$492	$30,285	$30,642	$537	$31,179
Money market funds	14,135	-	14,135	21,032	-	21,032
Municipal bonds and notes	513	11	524	515	14	529
Fixed income mutual funds	1,267	25	1,292	1,259	20	1,279
Total cash equivalents and marketable securities	$45,708	$528	$46,236	$53,448	$571	$54,019

Cash on hand held in the United States			6,158			1,441
Cash on hand held overseas			32,862			27,466
Total cash on hand			39,020			28,907

Total cash, cash equivalents and marketable securities			$85,256			$82,926

Reported as:
Cash and cash equivalents			54,447			51,218
Short-term marketable securities			16,690			17,455
Long-term marketable securities			14,119			14,253
			$85,256			$82,926

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	May 4, 2013		February 2, 2013
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$31,958	$32,117	$39,595	$39,766
Due in greater than one year	13,750	14,119	13,853	14,253
Total	$45,708	$46,236	$53,448	$54,019

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$30,285	$30,285	$-	$-
Money market funds	14,135	14,135	-	-
Municipal bonds and notes	524	524	-	-
Fixed income mutual funds	1,292	1,292	-	-
Total cash equivalents and marketable securities	$46,236	$46,236	$-	$-
Restricted cash	1,771	1,771	-	-
Derivative instruments asset	522	-	522	-
Total assets and (liabilities) measured at fair value	$48,529	$48,007	$522	$-

	February 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$31,179	$31,179	$-	$-
Money market funds	21,032	21,032	-	-
Municipal bonds and notes	529	529	-	-
Fixed income mutual funds	1,279	1,279	-	-
Total cash equivalents and marketable securities	$54,019	$54,019	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments asset	438	-	438	-
Total assets and (liabilities) measured at fair value	$56,226	$55,788	$438	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired, as we are not able to estimate their fair value by practicable means. As further described in Note 6, as of May 4, 2013, we held equity investments in five, and promissory notes receivable in two, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to cost of $9.4 million. As of May 4, 2013, we did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments; as a result they were not evaluated for impairment. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

 4.             Derivative financial instruments

We use derivative instruments primarily to manage exposures to foreign currency exchange rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Substantially all of our revenue is transacted in U.S. dollars; however, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Israeli shekel, or NIS.

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period. The accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For those derivatives qualifying for hedge accounting, the effective portions of derivative’s gains or losses on these hedges are initially recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in OCI as a part of the cumulative translation adjustment. We record the ineffective portions of the hedging instruments in interest and other income, net in our condensed consolidated statements of operations. For those derivative instruments that do not qualify for hedge accounting, we record the changes in fair value directly in earnings as interest and other income, net in our condensed consolidated statement of operations.

Beginning in the first quarter of fiscal 2012, we elected to discontinue assessing new derivative contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting. As a result of this change, we recognize all gains and losses from changes in the fair value of these derivate contracts directly into earnings rather than deferring any such amounts in OCI.

As of May 4, 2013, we had foreign exchange contracts to sell up to approximately $7.9 million for a total amount of approximately NIS 30.1 million that mature on or before February 24, 2014.  As of February 2, 2013, we had foreign exchange contracts to sell up to approximately $10.4 million for a total amount of approximately NIS 42.3 million that mature on or before December 23, 2013.  For the three months ended May 4, 2013 and April 28, 2012, we recognized gains of approximately $0.3 million and $0.1 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of May 4, 2013 and February 2, 2013 (in thousands):

Derivative Assets	Balance Sheet Location	May 4, 2013	February 2, 2013
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$522	$438
Total fair value of derivative instruments		$522	$438

The effects of derivative instruments on income and accumulated other comprehensive income for the three months ended May 4, 2013 and April 28, 2012 are summarized as follows (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location
Three months ended May 4, 2013, foreign exchange contracts	$-	$-	Operating expenses and cost of revenue	$285	Interest and other income, net
Three months ended April 28, 2012, foreign exchange contracts	$-	$-	Operating expenses and cost of revenue	$82	Interest and other income, net

There was no impact from ineffective portions on designated cash flow derivative contracts for the three months ended May 4, 2013 and April 28, 2012.

5.             Restricted cash

 As of May 4, 2013 and February 2, 2013, we had $1.8 million of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease.

6.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	May 4, 2013	February 2, 2013
Issuer B	$2,000	$2,000
Issuer C	1,000	1,000
Issuer D	1,000	1,000
Issuer E	300	300
Issuer F	2,000	2,000
Issuer G	143	143
Total equity investments	6,443	6,443
Notes receivable:
Issuer B	500	750
Issuer H	2,500	2,500
Total notes receivable	3,000	3,250
Total equity investments and notes receivable	$9,443	$9,693

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

In January 2012, we loaned $2.5 million to a privately-held venture capital funded technology company (“Issuer H”), pursuant to a strategic agreement dated January 25, 2012. We made this loan in exchange for a secured promissory note, which is secured by the assets of Issuer H and bears interest at a rate of 3% per annum. The principal amount and accrued interest are due 36 months from the agreement date. On May 16, 2013, we entered into a Non-Exclusive License Agreement with Issuer H, under which we agreed to apply the loan balance of $2.5 million to offset the initial license fees under this license agreement, as further described in Note 18.

As of May 4, 2013 and February 2, 2013, our notes receivable from privately-held companies were valued at $3.0 million and $3.3 million, respectively, representing their cost. We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. The Company analyzes each investment quarterly for evidence of impairment.

The Company’s President and Chief Executive Officer is a member of the Board of Directors of five of the seven companies we have invested in. Each of the aforementioned investment transactions is negotiated without the personal involvement of our Board members or, where applicable, the executive officer who may have a personal interest in the transaction.

7.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of May 4, 2013 and February 2, 2013 (in thousands):

Accounts receivable

	May 4, 2013	February 2, 2013
Accounts receivable	$27,763	$23,002
Allowance for doubtful accounts	(1,503)	(1,354)
Total accounts receivable, net	$26,260	$21,648

Inventory

	May 4, 2013	February 2, 2013
Wafers and other purchased materials	$9,632	$12,553
Work-in-process	2,162	1,071
Finished goods	7,233	11,305
Total inventory	$19,027	$24,929

Prepaid expenses and other current assets

	May 4, 2013	February 2, 2013
Prepayments for inventory	$2,535	$2,542
Amounts due from seller related to DTV acquisition	1,848	4,519
Note receivable	500	750
Assets held for sale	-	623
Other current assets	5,546	5,144
Total prepaid expenses and other current assets	$10,429	$13,578

Software, equipment and leasehold improvements

	Estimated Useful Lives (years)			May 4, 2013	February 2, 2013
Software		2		$25,342	$24,216
Equipment	2	to	5	18,404	17,688
Office equipment and furniture		2		8,510	8,338
Leasehold improvements	1	to	6	3,144	3,097
Total				55,400	53,339
Less: Accumulated depreciation and amortization				(38,975)	(36,233)
Total software, equipment and leasehold improvements, net				$16,425	$17,106

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended May 4, 2013 and April 28, 2012 was $2.9 million and $2.7 million, respectively.

Accrued liabilities:

	May 4, 2013	February 2, 2013
Income taxes	$2,487	$4,508
License fees	2,001	3,553
Deferred revenue	1,008	3,099
Rebates	3,001	1,475
Settlements	288	425
Other accrued liabilities	5,336	5,661
Total accrued liabilities	$14,121	$18,721

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

The addition of Trident's industry-leading DTV media processor System-on-a-Chip, or SoC, products for next-generation Internet-enabled digital televisions has significantly expanded our served available market. DTV products complement our existing IPTV set-top-box and connected media player SoC solutions and augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home.

In connection with this acquisition, we obtained a valuation of the assets acquired in order to allocate the purchase price. The total purchase price was allocated to the net tangible and identified intangible assets based upon fair values as of May 4, 2012. The fair value of the tangible assets and identifiable intangible assets acquired, net of liabilities assumed, exceeded the purchase price by $1.4 million, which was recognized in the consolidated statements of operations as a gain on acquisition in fiscal 2013.

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

For the three months ended May 4, 2013, net sales of approximately $13.5 million and an operating loss of approximately $0.7 million, attributable to the DTV business, were included in the consolidated results of operations. We believe that Trident and/or a vendor of Trident owed us $1.8 million and $4.5 million as of May 4, 2013 and February 2, 2013, respectively, which are included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. Trident paid us $2.7 million during the three months ended May 4, 2013. As further described in Note 13, in April 2013, we initiated a lawsuit against Trident and a vendor to fully recover the outstanding balance of $1.8 million that we believe is due to us as of May 4, 2013.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred on January 30, 2011 (in thousands, except per share data):

	Three Months Ended
	May 4, 2013	April 28, 2012
Net revenue	$52,540	$63,202
Net loss	(4,533)	(32,247)
Basic and diluted net loss per share	$(0.13)	$(0.99)

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

9.             Intangible assets

Intangible assets at the end of each period consisted of the following (in thousands, except for years):

	May 4, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,025	$(36,033)	$15,992	3.4
Customer relationships	20,218	(16,099)	4,119	3.4
Trademarks	2,678	(2,013)	665	5.6
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP - amortizing	16,047	(8,870)	7,177	2.2
Total amortizing	92,368	(64,415)	27,953	3.2
Purchased IP - not yet deployed	5,912	-	5,912
Total intangibles	$98,280	$(64,415)	$33,865

	February 2, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,025	$(34,567)	$17,458	3.6
Customer relationships	20,218	(15,782)	4,436	3.6
Trademarks	2,678	(1,983)	695	5.9
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP - amortizing	15,854	(7,970)	7,884	2.4
Total amortizing	92,175	(61,702)	30,473	3.4
Purchased IP - not yet deployed	6,100	-	6,100
Total intangibles	$98,275	$(61,702)	$36,573

Acquired intangible assets represent intangible assets acquired through business combinations. Purchased intellectual property (“Purchased IP”) represents intangible assets acquired through direct purchases of licensed technology from vendors which is incorporated into our products.

Purchased IP – not yet deployed relates to Purchased IP from third parties for our products that are currently in development. We begin amortizing such intellectual property upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such intellectual property is incorporated.

We test long-lived assets, including our intangible assets, other than IP R&D, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.

Amortization expense related to intangible assets was $2.7 million and $2.4 million for the three months ended May 4, 2013 and April 28, 2012, respectively.  As of May 4, 2013, we had $5.9 million of Purchased IP, which we have not yet begun to amortize.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Cost of sales	$2,327	$1,991
Operating expenses	389	394
Total intangibles amortization expense	$2,716	$2,385

The estimated future amortization expense of intangible assets with finite lives as of May 4, 2013 is as follows (in thousands):

Fiscal year	Total
2014 (remaining nine months)	$7,930
2015	8,800
2016	6,574
2017	3,912
2018	636
Thereafter	101
Total	$27,953

10.          Product warranty

In general, we sell products with a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Details of the change in accrued warranty as of May 4, 2013 and April 28, 2012 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
May 4, 2013	$1,447	$(154)	$(243)	$1,050
April 28, 2012	$1,326	$124	$(325)	$1,125

11.          Restructuring costs

In fiscal 2013 we initiated a number of targeted actions to address several areas in our business model which resulted in the adoption of company-wide cost saving measures. These actions were intended to align our cost structure with our current business outlook and divest or exit underperforming operations. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013.

Pursuant to these restructuring initiatives, during the quarter ended May 4, 2013, we took further actions resulting in the headcount reduction of 17 employees and severance and termination related charges to cost of revenues and operating expenses of $40,000 and $210,000, respectively. Expenses recognized for restructuring activities impacting our operating expenses are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We will continue assessing further cost-saving measures during the remaining of our fiscal 2014.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Balance at February 2, 2013	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)
Non-cash items	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514

In connection with our restructuring measures, we closed down the operations of our wholly-owned subsidiary in Canada, which filed for bankruptcy on May 30, 2013. Upon filing for bankruptcy, the main outstanding liability of our Canadian entity relates to minimum monthly payments under a non-cancelable operating lease agreement for office space. In accordance with the provisions of the lease agreement and current communication with the Landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015, totaling $1.1 million. In accordance with applicable bankruptcy regulations, we believe that the obligations under this lease agreement would be discarded against our Canadian subsidiary and, therefore, we have not recorded any charges associated with the early termination of this non-cancelable lease agreement for the three months ended May 4, 2013.

12.          Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones are met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we will be paid an additional $5.0 million in cash. There can be no assurance that this technical milestone will be met.

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the accompanying condensed consolidated statements of operations for the three months ended May 4, 2013. The gain was recorded in the current fiscal quarter on the basis that we obtained a signed agreement, the closing consideration of $2.0 million was received (non-refundable), delivery of the underlying assets and intellectual property and transfer of employees occurred during our quarter ended May 4, 2013, and we do not have further obligations or deliverables under the Asset Purchase Agreement beyond May 4, 2013.

We have elected to account for the contingent payment under the milestone under the milestone method described by FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. Milestones are considered substantive based on the potential enhancement of value to the Buyer and the fact that consideration earned from the achievement of a milestone relates solely to past performance. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which is due by September 30, 2013, in accordance with the Asset Purchase Agreement.

Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

13.          Commitments and contingencies

Commitments

Operating leases

Our primary facility is located in Milpitas, California. We also lease facilities in China, Denmark, France, Germany, The Netherlands, Hong-Kong, Israel, Japan, California, Singapore, Taiwan, Vietnam, Korea and Israel. We also lease vehicles under non-cancelable leases.

As further described in Note 11, in connection with certain restructuring measures adopted in fiscal 2013 and our quarter ended May 4, 2013, we have early terminated our non-cancelable lease agreement in Canada. As a result, minimum annual payments related to such non-cancelable lease agreement have been excluded from the below table.

Future minimum annual payments under non-cancelable operating leases as of May 4, 2013 are as follows (in thousands):

Fiscal Year	Amount
2014 (remaining nine months)	$3,911
2015	4,351
2016	2,900
2017	1,640
2018	144
Total minimum lease payments	$12,946

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of May 4, 2013, the total amount of outstanding non-cancelable purchase orders was approximately $19.3 million.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of May 4, 2013.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three months ended May 4, 2013 and April 28, 2012, we recorded royalty expense of $0.5 million and $0.4 million, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel S.D.I. Ltd., participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through May 4, 2013, we had obtained grants from the OCS aggregating to $4.8 million for certain of our research and development projects in Israel. We completed the most recent of these projects in 2007. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to grants received, plus LIBOR-based interest. As of May 4, 2013, our remaining obligation under these programs was $0.7 million.

Contingencies

Litigation

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

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-boxes deployed by AT&T that contain our SoCs infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The Court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us. We have responded to those counter-claims. The parties are now conducting discovery in the matter. The trial date for the Litigation has been set for January 5, 2015.

In April 2013, we initiated a lawsuit against Trident and NXP Semiconductors Netherlands B.V. (“NXP”) Adv. Aoc. No. 13-50940 (CSS) in the United States Bankruptcy Court for the District of Delaware. Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. We were selected as the successful bidder and in May 2012, we entered into an Asset Purchase Agreement (“APA”) with Trident to acquire certain assets of its digital television and PC television businesses, as further discussed in Note 8. In connection with the APA, we entered into a Transition Services Agreement (“TSA”) under which Trident agreed to provide certain transition services to us following the closing, including management of billings and collections with their former customers and payment to former vendors, among others. We are seeking recovery of $1.8 million that we paid to Trident to specifically pay to NXP, on our behalf pursuant to the TSA, for purchases of inventory that Trident, on our behalf, made from NXP during the month of June 2012. NXP claimed they had not received payment of $1.8 million from Trident and reduced such amount from our inventory prepayment balance with NXP. Both Trident and NXP have filed motions to dismiss our claims and we have answered their motions. The Court has not yet ruled on their motions to dismiss. As a result of the complexities and uncertainties surrounding the process of voluntary petition under Chapter 11 bankruptcy (filed by Trident in January 2012), we are unable to determine the likelihood of an unfavorable outcome of recovering all or less than $1.8 million in this lawsuit and, accordingly, we are unable to reasonably estimate a potential range of loss, if any, at this time. Accordingly, we have not recognized any impairment on this receivable due from Trident or NXP to us, which is recorded in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet at May 4, 2013.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On December 4, 2012, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our Media player business. As of May 4, 2013, the end of our first fiscal quarter to which this report relates, we believe we were in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits.

Early termination lease agreement for office-space

In connection with our restructuring measures adopted during the third and fourth quarters of fiscal 2013, as further described in Note 11, and due to the lack of solvency and liquidity of our wholly owned subsidiary in Canada (“Sigma Canada”), we have decided to close down the operations of Sigma Canada. On February 23, 2013, our Board of Directors approved the filing for bankruptcy of Sigma Canada, which we filed on May 30, 2013. Sigma Canada has appointed a Trustee in Canada to provide legal advice and assistance throughout the bankruptcy process. Based on our current assessment of the financial condition and obligations of Sigma Canada, outstanding obligations beyond the filing date for bankruptcy are mainly related to the minimum monthly payment obligations under a non-cancellable operating lease agreement for office space entered with a Canadian Landlord (“Landlord”). In accordance with the provisions of the lease agreement and current communication with the Landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015, totaling $1.1 million. It is possible that the landlord will pursue legal action against us, the parent company in the United States, in response to the bankruptcy filing of Sigma Canada. However, at this time we have no visibility of the potential outcome if the Landlord were to take this action. In accordance with ASC 450, “Accounting for Contingencies,” we should record an accrual for a loss contingency when information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of a loss can be reasonably estimated. Due to the uncertainty as to whether the Landlord will pursue further action against us in the United States and the fact that the premises are vacant and in ready condition to be leased to a third party, the actual material damage to the Landlord cannot be estimated at this time. Therefore, we are not in a position to reasonably estimate the amount of the loss, if any. Accordingly, we have not recorded any charges associated with the early termination of the lease during the quarter ended May 4, 2013 or during our fiscal year 2013.

14.           Net loss per share

Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net loss per share computed for the three months ended May 4, 2013 and April 28, 2012 (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2013	April 28, 2012
Net loss, as reported	$(4,533)	$(13,702)
Weighted-average common shares outstanding - basic	33,912	32,661
Dilutive effect of employee stock plans	-	-
Weighted-average common shares outstanding - diluted	33,912	32,661
Net loss per share - basic	$(0.13)	$(0.42)
Net loss per share - diluted	$(0.13)	$(0.42)

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Stock options excluded because the effect of including would be anti-dilutive	32	153
Stock options excluded because exercise price is in excess of average stock price	4,841	5,547
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	26	21
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	544	733

15.           Equity incentive plans and employee benefits

Stock option awards

Activity of our combined stock option plans for the three months ended May 4, 2013 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (Per Option)
As of February 2, 2013	5,055,787	$12.50
Granted	-	-
Exercised	(9,949)	3.26
Cancelled or forfeited	(459,834)	11.18
As of May 4, 2013	4,586,004	$12.65
Options exercisable as of:
February 2, 2013	3,790,842	$13.31
May 4, 2013	3,621,537	$13.42

Restricted stock awards

Activity of our restricted stock awards, or RSAs, for the three months ended May 4, 2013 is summarized as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value (Per RSA)	Aggregate Value
As of February 2, 2013	163,311	$8.71	$1,422,439
Granted	-	-
Vested	(6,588)	9.50
Cancelled	(13,175)	9.50
As of May 4, 2013	143,548	$8.60	$1,234,513

 Restricted stock units

Activity of our restricted stock units, or RSUs, for the three months ended May 4, 2013 is summarized as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (Per RSU)	Aggregate Value
As of February 2, 2013	632,262	$6.28	$3,970,605
Granted	37,675	4.65
Vested	(44,024)	6.14
Cancelled	(75,582)	6.39
As of May 4, 2013	550,331	$6.16	$3,390,039

Employee stock purchase plan

During the three months ended May 4, 2013, we had no activity under the 2010 Stock Purchase Plan.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Cost of revenue	$83	$117
Research and development	1,090	1,463
Sales and marketing	349	472
General and administrative	511	774
Total stock-based compensation	$2,033	$2,826

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based. The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled zero and $0.3 million for the three months ended May 4, 2013 and April 28, 2012, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada. We made matching contributions to the GRRSP of approximately $0.1 million for the three months ended May 4, 2013 and April 28, 2012. In connection with the Company’s restructuring, as further described in Note 11, we terminated the GRRSP in April 2013.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2013, we added operations in Shanghai, China, where we are required to provide pension insurance to our Shanghai employees. The matching contributions to the pension insurance totaled $0.7 million and zero for the three months ended May 4, 2013 and April 28, 2012, respectively.

Retirement pension plans

The following table summarizes our contributions to retirement pension plans for the benefits of qualified employees based in the following countries (in thousands):

		Three Months Ended
		May 4, 2013	April 28, 2012
	Denmark	$48	$47
	Taiwan	39	14
(*)	The Netherlands	159	-
(*)	Germany	94	-
	Total matching contributions	$340	$61

(*) Related to our acquisition of our DTV business in May 2013, we added operations in The Netherlands and Germany.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law. Accrued severance liability at May 4, 2013 and February 2, 2013 totaled $1.2 million, partially offset by $1.1 million of severance employee funds.

16.           Income taxes

We recorded a provision for income taxes of $2.2 million and $0.2 million for the three months ended May 4, 2013 and April 28, 2012, respectively.  The increase in tax expense is primarily attributable to increasing profitability in taxable jurisdictions.  During the three months ended May 4, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results.  Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly owned subsidiary in Singapore in 2008 for a period of four years, which ended March 1, 2012, contingent on meeting specified requirements.  The Company is currently in negotiation with the Economic Development Board for its operations plan in Singapore and is not benefiting from the incentives during the three months ended May 4, 2013.

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

We sell our products into four primary target markets, which are the DTV market, home networking market, set-top box market, and home control and energy management market. We also have license revenue, included in the license and other market, that complements our home control customer solutions. Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing and have eliminated the prosumer and industrial audio/video market as a separate revenue segment as the majority of demand accruing from these sales will be represented in the DTV market segment. Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products, and we have eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market segment.

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
DTV	$15,842	$2,571
Home networking	20,181	20,838
Set-top box	9,315	13,542
Home control and energy management	4,589	3,184
License and other	2,613	123
Net revenue	$52,540	$40,258

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Asia	$38,039	$36,604
North America	5,030	1,866
Europe	7,990	589
Other Regions	1,481	1,199
Net revenue	$52,540	$40,258

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
China, including Hong Kong	$27,505	$30,077
Hungary	5,577	*
United States	4,570	1,372
Thailand	4,120	*
Taiwan	3,416	3,382
Brazil	1,478	1,184
Japan	*	1,836
Rest of the world	5,042	1,558
Net revenue	$52,540	$40,258

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 4, 2013	April 28, 2012
Flextronics	14%	16%
TP Vision	11%	*
Motorola	*	16%
Gemtek	*	14%

 * Accounted for less than 10% of our period net revenue.

18.           Subsequent events

Non-exclusive license agreement

On May 16, 2013, we entered into a Non-Exclusive License Agreement with Issuer H, as further described in Note 6, under which we agreed to apply Issuer H’s loan balance of $2.5 million plus accrued interest to offset the initial license fees under this license agreement for certain technologies. Upon execution of the license agreement, we paid Issuer H $1.7 million in the form of forgiveness of debt on Issuer H’s outstanding loan balance. Upon completion of certain deliverables by Issuer H related to the licensed technology, we will forgive the remaining outstanding debt (principal and accrued interest). We also agreed to pay a royalty to Issuer H based on our future net revenue from the sale of products incorporating the licensed technology.

Filing for bankruptcy of our wholly-owned Canadian entity

As further described in Note 13, on May 30, 2013 (the “Petition Date”), our wholly-owned subsidiary in Canada filed with the Canadian Bankruptcy Court voluntary petition for relief under the Canadian Bankruptcy Code.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, anticipated deployments and design wins in the set-top box market, anticipated seasonality associated with our DTV business and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control. We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control and energy management market. We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products is comprised of multiple semiconductors. We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market. We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost.

We derive nearly all of our operating net revenue from sales of chipset products. We sell our chipsets into four primary target markets, which are the DTV market, the home networking market, set-top box market, and home control and energy management market. We also have license revenue, included in the license and other market, that complements our home control customer solutions. Because of our focus on these target markets, we separately report revenues that we derive from sales into each of these target markets.

Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions or “SmartTVs” as well as other adjacent markets using chipset products that are designed for video post-processing. We have also eliminated the prosumer and industrial audio/video market as a separate revenue segment as the majority of demand accruing from these sales will be represented in the DTV market segment. We believe DTV products complement our existing set-top box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home.

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

Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products. We have also eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market. We serve this market primarily with our media processor products.

Our home control and energy management automation product line consists of our wireless Z-Wave chipsets, which consist of wireless transceiver devices along with a mesh networking protocol.

We also have technology license revenue and sell products into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market. We derive minor revenue from sales of our products into these other markets.

We have presented our results in the historical periods consistent with our new presentation of markets so that the presented information is comparable.

Restructuring program

In fiscal 2013, we initiated a number of key targeted actions to streamline several areas in our business, which resulted in the adoption of company-wide cost saving measures. These actions were intended to align our cost structure with our current business outlook, divest or exit certain operations and lower our cost structure. As a result of the restructuring program, we reduced our headcount by 109 employees and recognized total restructuring costs of $3.3 million in fiscal 2013. Pursuant to these restructuring initiatives, during the quarter ended May 4, 2013, we took further actions resulting in the headcount reduction of 17 employees and charges to operating expenses of $0.3 million, consisting primarily of severance and termination related costs. Expenses recognized for restructuring activities are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We will continue assessing further cost-saving measures during the remaining of our fiscal 2014.

Sale of development project

In March 2013, we entered into an Asset Purchase Agreement with a third party, or the Buyer, to sell certain development projects (intellectual property) and long-lived assets related to the connectivity technology over coaxial cable market, including the transfer of 21 employees to the Buyer. The aggregate carrying amount of the transferred assets was $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million. Under the terms of the Asset Purchase Agreement, if certain technical milestones are met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we will be paid an additional $5.0 million in cash. There can be no assurance that this technical milestone will be met. For the three months ended May 4, 2013, we recorded a gain of $1.1 million, which was the amount of the closing consideration we received minus the carrying value of the transferred assets and expenses incurred in connection with the sale.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three months ended May 4, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 2, 2013. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2013 Annual Report.

Use of estimates

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

Business combinations

In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. Refer to Note 8, "Business combinations” of Part 1, Item 1, “notes to unaudited condensed consolidated financial statements."

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	% of Net Revenue	April 28, 2012	% of Net Revenue
Net revenue	$52,540	100%	$40,258	100%
Cost of revenue	25,594	49%	19,163	48%
Gross profit	26,946	51%	21,095	52%
Operating expenses
Research and development	20,204	39%	21,789	54%
Sales and marketing	5,682	11%	6,888	17%
General and administrative	4,762	9%	6,379	16%
Restructuring costs	210	0%	-	0%
Impairment of IP, mask sets and design tools	188	0%	-	0%
Total operating expenses	31,046	59%	35,056	87%
Loss from operations	(4,100)	(8%)	(13,961)	(35%)
Gain on sale of development project	1,079	2%	-	0%
Interest and other income, net	691	2%	491	1%
Loss before income taxes	(2,330)	(4%)	(13,470)	(34%)
Provision for income taxes	2,203	4%	232	*
Net loss	$(4,533)	(8%)	$(13,702)	(34%)

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended May 4, 2013 increased $12.3 million, or 31%, compared to the corresponding period in the prior fiscal year.  Net revenue increased $13.5 million from the addition of DTV products, resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013, $2.1 million from technology license revenue and an increase in the home control and energy management market of $1.4 million, partially offset by a net decrease in sales into the set-top box market of $4.2 million as we transition to the next generation products where Internet protocol services and OTT delivery are converging with traditional broadcasting.

Net revenue by target market

We sell our products into four primary target markets, consisting of: the DTV market, which includes the products resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013 and our prosumer and industrial audio/video products previously reported as a separate revenue market; the home networking market; the set-top box market, which includes the combination of our previously separately reported IPTV media processor products and our connected home player products; and the home control and energy management market. We also have license and other revenue that complements our home control customer solutions.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	% of Net Revenue	April 28, 2012	% of Net Revenue
DTV	$15,842	30%	$2,571	6%
Home networking	20,181	38%	20,838	52%
Set-top box	9,315	18%	13,542	34%
Home control and energy management	4,589	9%	3,184	8%
License and other	2,613	5%	123	*
Net revenue	$52,540	100%	$40,258	100%

* This market provided less than 1% of our net revenue in this period.

DTV market:  Our acquisition of the DTV assets of Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the DTV market providing $13.5 million additional revenue during the three months ended May 4, 2013. Our participation in the DTV market previously had not been significant and had been included in the prosumer and industrial audio/video market and license and other markets category.  Our DTV revenue was derived mainly from our Europe and Asia regions. Although our direct sales volume is higher in Asia, demand is created in many regions around the world. We expect that our DTV business may experience seasonality common to consumer electronics markets as Trident Microsystems typically experienced slower DTV sales in the first quarter of the calendar year and strongest DTV sales in the third calendar quarter.  We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we develop and introduce new products for this market. Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that we sell into digital televisions as well as other adjacent markets using chipset products that are designed for video-post processing, including our prosumer and industrial video products. Our results for the first quarter of fiscal 2013 have been presented above consistent with this characterization.

Home networking market:  For the three months ended May 4, 2013, net revenue from sales of our products into the home networking market decreased $0.7 million, or 3%, compared to the corresponding period in the prior fiscal year.  The slight decrease was primarily the result of lower ASPs in our highest volume region of Asia, partially offset by our continued expansion in South America.  With the introduction of our new DTV market, the home networking market decreased as a percentage of total net revenue by 14 percentage points; however, excluding DTV revenues, our revenue from the home networking market as a percentage of total net revenue for the three months ended May 4, 2013 increased 3 percentage points compared to the corresponding period in the prior fiscal year.  We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and transitions to next generation technologies.

Set-top box market:  For the three months ended May 4, 2013, net revenue from sales of our products into the set-top box market decreased $4.2 million, or 31%, compared to the corresponding period in the prior fiscal year.  This decrease in set-top box market net revenue was attributable to a decline of 20% in units shipped, primarily in Asia, and lower ASPs. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, our recent decline in demand is a result of design losses that took place over a year ago. On the other hand, we believe that our recent successes in design wins, especially for Mediaroom second generation, should result in a new wave of deployments that will ramp over the next year or more. Furthermore, we believe that our investments in hybrid broadcast capabilities and over-the-top content access have the potential to result in additional design wins and deployments in the future. Our revenue from the set-top box market as a percentage of our total net revenue for the three months ended May 4, 2013 decreased from 34% to 18% of our total net revenues. We expect our revenue from the set-top box market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures. Starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top products delivering IP streaming video, including hybrid versions of these products. Our results for the first quarter of fiscal 2013 have been presented above consistent with this characterization.

Home control and energy management market:  For the three months ended May 4, 2013, net revenue from sales of our products into the home control and energy management market increased $1.4 million, or 44%, compared to the corresponding period in the prior fiscal year.  The increase was primarily the result of increased demand in the home control and energy management market, evidenced by the 51% increase in unit shipments primarily in Asia, and to a lesser extent in North America.  Our revenue from the home control and energy management market as a percentage of our total net revenue for the three months ended May 4, 2013 was 9%, an increase of 1 percentage point compared to the corresponding period in the prior fiscal year.  However, excluding DTV revenue, the increase was 5 percentage points. The percentage point increase is primarily the result of the increase in demand in the home control and energy management market as well as the decline in demand in the set-top box market.  We expect our revenue from the home control and energy management market to continue to increase in the foreseeable future.

License and other markets:  Our other market consists primarily of technology license revenue and other ancillary markets. The increase in net revenue for the three months ended May 4, 2013 compared to the same period in the prior year was the result of $2.1 million of technology license revenue derived from our home control and energy management technology with a customer in our North America region with no license revenue recorded in the same period of the prior year.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	% of Net Revenue	April 28, 2012	% of Net Revenue
Asia	$38,039	72%	$36,604	91%
North America	5,030	10%	1,866	5%
Europe	7,990	15%	589	1%
Other Regions	1,481	3%	1,199	3%
Net revenue	$52,540	100%	$40,258	100%

Asia:  Our net revenue in absolute dollars from Asia increased $1.4 million, or 4%, for the three months ended May 4, 2013, compared to the corresponding period in the prior fiscal year. This increase was primarily due to the addition of the DTV revenue of $6.0 million, partially offset by the $4.8 million, or 23%, decline in the revenue from the set-top box market. Our net revenue from Asia as a percentage of our total net revenue for the three months ended May 4, 2013 was 72%, representing a decrease from the set-top box market of 19 percentage points compared to the corresponding period in the prior fiscal year. This decrease is primarily due to the significant reduction in revenue in Asia, the addition of customers in the DTV market with operations located in Europe, and the increase in North America due to license revenue.

North America:  Our net revenue in absolute dollars from North America increased $3.2 million, or 170%, for the three months ended May 4, 2013 compared to the corresponding period in the prior fiscal year.  The North America net revenue represented 10% of total net revenue compared to 5% in the comparable prior year period. The increase was primarily due to the technology license revenue of $2.1 million, an increase in revenue from the home control and energy management market of $0.4 million, the addition of revenue resulting from our acquisition of the DTV assets from Trident of $0.3 million and an increase in the set-top box market of $0.3 million in the three months ended May 4, 2013.

Europe:  Our net revenue in absolute dollars from Europe increased $7.4 million, or 1,257%, for the three months ended May 4, 2013, compared to the corresponding period in the prior fiscal year. The Europe net revenue represented 15% of total net revenues compared to 1% in the comparable prior year period. The increase is primarily the result of the addition of customers in the DTV market with operations in Europe of $7.0 million in the current period, primarily in Hungary.

Other regions: Our net revenue in absolute dollars from other regions increased $0.3 million, or 23%, for the three months ended May 4, 2013 compared to the corresponding period in the prior fiscal year.  The other regions net revenue represented 3% of total net revenue, flat compared to the comparable prior year period. The increase in net revenue was primarily due to an increase in demand in the home networking market in Brazil.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended
	May 4, 2013	April 28, 2012
Flextronics	14%	16%
TP Vision	11%	*
Motorola	*	16%
Gemtek	*	14%

* This customer provided less than 10% of our net revenue in this period.

 Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	% Change	April 28, 2012
Gross profit	$26,946	28%	$21,095
Gross margin %	51.3%		52.4%

The $5.6 million, or 28%, increase in gross profit for the three months ended May 4, 2013, compared to the corresponding period in the prior fiscal year, was primarily due to the addition of DTV product revenue resulting from our acquisition of the DTV assets from Trident, which generated an additional $4.6 million of gross profit, license revenue of $2.1 million, and an increase in gross profit resulting from the home control and energy management market of $0.7 million, partially offset by the decline in gross profit resulting from the set-top box market of $2.2 million.

Our gross margin declined 1.1 percentage points, or 2%, for the three months ended May 4, 2013, compared to the corresponding period in the prior fiscal year. The decline was primarily due to the sale of lower margin DTV market products which reduced overall gross margin by 6.2 percentage points. Excluding DTV products, our gross margin would have been 57.5%, an increase of 5.1 percentage points, or 10%, compared to the three months ended April 28, 2012. Although average selling prices, or ASP, continuously declined across most of our target markets, we continued our significant efforts to reduce average cost per unit, or ACU, across our markets. This increase in gross margin, excluding DTV, was primarily a result of technology license revenue of $2.1 million which has no cost of sale and no corresponding license revenue in the three months ended April 28, 2012, an increase in the volume of shipments of our home networking products, which have a higher gross margin than our other markets, which also improved due to its reduced ACU. These improvements were partially offset by the continued decline in volume and ASP of our set-top box market. The decrease in ACUs was primarily due to cost reduction efforts and a decreased percentage of fixed costs per unit due to a 67% increase in units shipped. Our fixed costs include items such as depreciation and amortization, reserves and compensation costs for operations.

Research and development expense

Research and development expense consists of compensation and benefits costs including variable compensation expense such as profit sharing, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation and amortization of our engineering design tools and equipment costs, stock-based compensation expense, and other expenses such as costs for facilities and travel. The following table sets forth research and development expense and the related change (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
Research and development expense	$20,204	$21,789	$(1,585)	-7%
Percent of net revenue	38.5%	54.1%

Research and development expense for the three months ended May 4, 2013 and April 28, 2012 include $5.0 million and zero, respectively, for DTV research and development activities subsequent to our acquisition of certain assets used in the DTV business from Trident Microsystems in the second quarter of fiscal 2013. Excluding DTV, our research and development expenses decreased $6.6 million, or 30%, for the three months ended May 4, 2013 compared to the three months ended April 28, 2012. Headcount increased 21% for the same period, primarily in Asia, due to the DTV asset acquisition during the second quarter of fiscal 2013; however, headcount decreased from the fourth quarter of fiscal 2013 by 14%, primarily in North America, due to a reduction in force as part of our restructuring efforts.

The decrease in expense was primarily due to development and design cost reductions of $1.5 million and compensation and benefits reductions of $1.0 million, partially offset by higher IT and facility costs of $0.7 million and higher depreciation and amortization of $0.4 million.

Development and design costs decreased mainly due to a reduction in outside services and subcontractor costs of $0.5 million, software development of $0.4 million, and smaller reductions in tools, preproduction fabrication, license costs and NRE costs. Compensation and benefits reductions include $0.8 million associated with general cost reduction efforts, lower stock-based compensation of $0.4 million due to a decrease in headcount, and an R&D tax credit of $0.4 million. These cost reductions were partially offset by higher pension costs of $0.6 million in Shanghai and Taiwan related to DTV employees acquired during the second quarter of fiscal 2013. The higher IT and facility costs is partially due to increased rent and infrastructure costs associated with the additional locations acquired in connection with our acquisition of DTV assets from Trident Microsystems. As part of our restructuring plan discussed above, we anticipate research and development expense will continue to be lower when compared to the corresponding period in the prior year in dollars and as a percentage of revenue.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. The following table sets forth sales and marketing expense and the related change (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
Sales and marketing expense	$5,682	$6,888	$(1,206)	-18%
Percent of net revenue	10.8%	17.1%

Sales and marketing expense for the three months ended May 4, 2013 and April 28, 2012 include $0.3 million and zero, respectively, for DTV sales and marketing activities subsequent to our acquisition of certain assets used in the DTV business from Trident Microsystems in the second quarter of fiscal 2013. Excluding DTV, our sales and marketing expense decreased $1.5 million, or 22%, for the three months ended May 4, 2013 compared to the three months ended April 28, 2012.

The decrease was primarily due to compensation and benefits reductions of $0.7 million and the effect of general cost reduction efforts, reducing trade show costs by $0.1 million, travel and entertainment by $0.2 million and various smaller savings cumulating to $0.2 million. The reduction in compensation and benefits was primarily due to a change in mix of headcount from North America to Asia, as a result of the acquisition of DTV assets in the second quarter of fiscal 2013 when we added employees primarily in China, and later headcount reductions in North America resulting in a lower cost of $0.4 million, and reduction from the fourth quarter of fiscal 2013 by 5%. As part of our restructuring plan discussed above, we anticipate sales and marketing expense will continue to be lower when compared to the corresponding period in the prior year as a percentage of revenue, however will fluctuate in dollars with the level of sales activity and timing of marketing events.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. The following table sets forth general and administrative expense and the related change (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
General and administrative expense	$4,762	$6,379	$(1,617)	-25%
Percent of net revenue	9.1%	15.8%

General and administrative expense for the three months ended May 4, 2013 and April 28, 2012 include $0.2 million and zero, respectively, for DTV general and administrative activities subsequent to our acquisition of certain assets used in the DTV business from Trident Microsystems in the second quarter of fiscal 2013. Excluding DTV, our general and administrative expense decreased $1.8 million, or 28%, for the three months ended May 4, 2013 compared to the three months ended April 28, 2012. Headcount increased 9% for the same period, primarily in Asia, due to the acquisition of DTV assets during the second quarter of fiscal 2013; however, headcount decreased from the fourth quarter of fiscal 2013 by 15% due our restructuring efforts.

The decrease in expense was primarily due to lower professional fees of $0.9 million, compensation and benefits reductions of $0.4 million and lower facility and infrastructure costs of $0.3 million.

Professional fees were greater in the three months ended April 28, 2012 due to the costs associated with the acquisition of the DTV assets. Compensation and benefit costs were lower primarily due to lower stock-based compensation costs due to a reduction in headcount. Our other cost saving efforts reduced costs by an aggregate of $0.2 million compared to the three months ended April 28, 2012. As part of our restructuring plan discussed above, we anticipate general and administrative expense will continue to be lower when compared to the corresponding period in the prior fiscal year as a percentage of revenue, however dollar amounts can fluctuate in any quarter based on activities such as legal actions and acquisition activity.

Impairment of IP, mask sets and design tools

We test long-lived assets, including purchased intangible assets (other than goodwill and in-process research and development) for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During our quarter ended May 4, 2013, we recorded an impairment of intangible assets of $0.2 million. There were no such impairments recorded in the three months ended April 28, 2012.

Restructuring costs

In fiscal 2013, we initiated a number of key targeted actions to streamline several areas of our business, which resulted in the adoption of company-wide cost saving measures. These actions were intended to align our cost structure with our current business outlook, divest or exit certain operations and lower our cost structure. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013.

Pursuant to these restructuring initiatives, during the quarter ended May 4, 2013, we took further actions resulting in the headcount reduction of 17 employees and charges to cost of revenues and operating expenses of $40,000 and $210,000, respectively, consisting primarily of severance and termination related costs. Expenses recognized for restructuring activities impacting our operating expenses are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We will continue assessing further cost-saving measures during the remainder of our fiscal 2014.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Balance at February 2, 2013	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)
Non-cash items	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514

In connection with our restructuring measures adopted during the third and fourth quarters of fiscal 2013, as further described in Note 11, "Restructuring costs", to our unaudited condensed consolidated financial statements, and due to the lack of solvency and liquidity of our wholly-owned subsidiary in Canada, or Sigma Canada, we closed down the operations of Sigma Canada.

Gain on sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party, or the Buyer, to sell certain development projects (intellectual property) and long-lived assets related to the connectivity technology over coaxial cable market, including the transfer of 21 employees to the Buyer. The aggregate carrying amount of the transferred assets was approximately $0.6 million, and we classified these assets as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the transferred assets and fees for legal and financial advisory services of approximately $0.4 million.

Interest and other income, net

The following table sets forth net interest and other income and the related change (in thousands, except percentages):

	Three Months Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
Interest and other income, net	$691	$491	$200	41%

Interest and other income primarily consist of gains or losses on foreign exchange transactions, interest income from marketable securities, gains or losses on disposal of assets, gains or losses on sales of marketable securities and gains or losses on currency hedging activities. The increase of less than $0.1 million, or 7%, for the three months ended May 4, 2013 compared to the three months ended April 28, 2012 was primarily due to improved foreign currency fluctuations of $0.3 million partially offset by lower interest income from a lower average cash balance of $0.2 million.

Provision for income taxes

We recorded a provision for income taxes of $2.2 million and $0.2 million for the three months ended May 4, 2013 and April 28, 2012, respectively. The effective tax rates for the three months ended May 4, 2013 and April 28, 2012, were (78)% and (2)%, respectively.  Our effective tax rates for the three months ended May 4, 2013 and April 28, 2012 differ from the federal statutory rate of 35% primarily because of net losses in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.  The increase in negative tax rate is primarily attributable to increasing profitability in taxable jurisdictions relative to our overall worldwide loss.  During the three months ended May 4, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results.  During the three months ended April 28, 2012, the provision for income taxes was computed using a projected annual effective tax rate.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years, which ended March 1, 2012, contingent on meeting specified requirements.  We are currently in negotiation with the Economic Development Board for our operations plan in Singapore and are not benefiting from any Singapore tax incentives during the three months ended May 4, 2013.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	May 4, 2013	February 2, 2013
Cash and cash equivalents	$54,447	$51,218
Short-term marketable securities	16,690	17,455
	$71,137	$68,673

As of May 4, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $71.1 million, which represents an increase of $2.5 million from $68.7 million at February 2, 2013.  Our cash benefited from positive cash flow generated by operations of $5.6 million, net proceeds from the sale of a development project of $2.0 million and the repayment of a note receivable of $0.3 million. These sources of cash were partially offset by $2.6 million of purchases of software, equipment and leasehold improvements and $2.8 million of purchases of IP.

As of May 4, 2013, we held $14.1 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	May 4, 2013	February 2, 2013
Net cash provided by (used in):
Operating activities	$5,636	$(6,926)
Investing activities	(2,270)	41,602
Financing activities	32	55
Effect of foreign exchange rate changes on cash and cash equivalents	(169)	36
Net increase in cash and cash equivalents	$3,229	$34,767

Cash flows from operating activities

Net cash generated by operating activities of $5.6 million for the three months ended May 4, 2013 was primarily due to a $4.5 million operating income before non-cash charges of $9.1 million and an increase of $1.1 million in operating assets and liabilities.

Non-cash charges consisted primarily of $5.6 million of depreciation and amortization, $2.0 million of stock-based compensation, $1.7 million for deferred taxes, $0.6 million provision for excess and obsolete inventory, a $0.1 million provision for sales returns, discounts and doubtful accounts, and $0.2 million impairment of IP, mask sets and design tools, partially offset by a $1.1 million gain recognized from our sale of a development project.

The increase in operating assets and liabilities for the three months ended May 4, 2013 included a decrease in inventory of $5.3 million, an increase in accounts payable of $3.1 million, a decrease in prepaid expenses and other current assets of $2.1 million, and an increase in other long term liabilities of $0.5 million. These increases were partially offset by an increase in accounts receivable of $4.7 million, a decrease in accrued, compensation and related benefits and other liabilities of $5.3 million, and an increase in other non-current assets of $0.1 million. The changes in operating assets and liabilities generally reflect the increase in revenues and also the restructuring efforts resulting in an increase in accounts receivable and a decrease in inventory and expenses.

Net cash used in operating activities of $6.9 million for the three months ended April 28, 2012 was primarily due to net loss of $13.7 million, a $2.5 million increase in accounts receivable, a $1.2 million net decrease in accrued compensation and related benefits and other liabilities and accounts payable, and a $1.0 million decrease in other long-term liabilities. These amounts were partially offset by non-cash expenses of $8.4 million and a $3.1 million decrease in inventory. Non-cash expenses included in net income for the three months ended April 28, 2012 consisted primarily of $5.1 million in depreciation and amortization and $2.8 million in stock-based compensation expense.

The increase in accounts receivable was primarily the result of increased revenue compared to our prior fiscal quarter as well as the timing of product shipments during the quarter, which resulted in a decrease in our days of sales outstanding to 53 for the fiscal quarter ended April 28, 2012 compared to 54 for the previous fiscal quarter. The decrease in inventory was the result of lower media processor wafer purchases during the quarter, which resulted in an increase in our annualized rate of inventory turns to 3.8 times per year compared to 3.4 for the prior quarter. The net decrease in accounts payable and accrued compensation and related benefits and other liabilities was primarily due to decreased purchases of inventory and the timing of payments for inventory and software.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products and the ongoing success of our cost reduction efforts.

Cash flows from investing activities

Net cash used in investing activities was $2.3 million for the three months ended May 4, 2013, which was primarily due to payments of $2.6 million for capital assets, primarily to support research and development activities and purchases of IP of $2.8 million. These uses were partially offset by net proceeds from the sale of a development project of $2.0 million, net sales of marketable securities of $0.9 million and the repayment of a note receivable of $0.3 million.

Net cash provided by investing activities was $41.6 million for the three months ended April 28, 2012, which was primarily due to net sales of marketable securities of $44.3 million to fund our purchase of the DTV assets from Trident Microsystems, partially offset by purchases of software, equipment and leasehold improvements of $1.9 million and purchases of IP of $0.7 million.

Cash flows from financing activities

Net cash provided by financing activities was less than $0.1 million for the three months ended May 4, 2013, which was primarily due to proceeds from exercises of employee stock options.

Net cash provided by financing activities was less than $0.1 million for the three months ended April 28, 2012, which was due to proceeds from exercises of employee stock options.

While we generated cash from operations for fiscal 2011, 2010, 2009 and the first three months of fiscal 2014, we consumed cash in operations in fiscal 2013 and 2012 and it is possible that our operations will consume additional cash in future periods.  Based on our current anticipated cash needs, we believe that our current balances of cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated working capital requirements, obligations, capital expenditures, strategic investments and other cash needs for at least the next twelve months.  However, it is possible that we may need to raise additional funds to finance our activities during or beyond the next 12 months and our future capital requirements may vary significantly from those currently planned.  Our cash, cash equivalent and marketable securities balances will continue to fluctuate based upon our ability to grow revenue, reduce our expenses, the timing of payments to us from customers and to vendors from us and the timing of inventory purchases and subsequent manufacture and sale of our products.  From time to time, we may also increase our long-term investments which will cause our marketable securities balances to decrease.

Our marketable securities include primarily corporate bonds, money market funds, fixed income mutual funds and municipal notes and bonds.  We monitor all our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

As further described in Note 11, “Restructuring costs” and Note 13, “Commitments and contingencies,” of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, in connection with certain restructuring measures adopted in fiscal 2013 and our quarter ended May 4, 2013, we have early terminated our non-cancelable lease agreement in Canada. As a result, minimum annual payments related to such non-cancelable lease agreement have been excluded from the below table.

The following table sets forth the amounts of payments due under specified contractual obligations as of May 4, 2013 (in thousands):

	Payments Due by Period
	Fiscal 2014 (Remaining 9 months)	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Total
Operating leases	$3,911	$7,251	$1,784	$12,946
Non-cancelable purchase obligations	19,311	-	-	19,311
Total contractual obligations	$23,222	$7,251	$1,784	$32,257

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

Interest rate sensitivity:  As of May 4, 2013 and February 2, 2013, we held approximately $85.3 million and $82.9 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenue in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in Canada, China, Denmark, France, Germany, Japan, The Netherlands, Taiwan and Vietnam where the Canadian Dollar, Chinese Renminbi, Danish Krone, Euro, Euro, Japanese Yen, Euro, Taiwanese Dollar and Vietnamese Dong are the primary functional currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of May 4, 2013, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli Shekel with foreign exchange forward contracts.  As of May 4, 2013, we had foreign exchange contracts with notional values of approximately $7.9 million that mature on or before February 24, 2014.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at May 4, 2013, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.6 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Canadian Dollar, Chinese Renminbi, Danish Krone, Euro, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at May 4, 2013, the aggregate fair value of all these foreign currency amounts would decline by $0.8 million.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of May 4, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of May 4, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2012, we completed our acquisition of certain assets used in the digital TV, or DTV, business from Trident Microsystems.  See Note 8, “Business Combinations,” in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of the acquisition and related financial data.  We consider this transaction to be material to our results of operations, cash flows and financial position from May 4, 2012 through May 4, 2013 and believe the internal controls and procedures of the DTV operations may have a material effect on our internal control over financial reporting.  During the second quarter of fiscal 2013, we began to evaluate and implement the alignment and integration of the DTV business into our systems, processes and procedures. We are currently in the finalization process of integrating DTV operations.  We anticipate a successful integration of operations and internal control over financial reporting.  Our management will continue to evaluate our internal control over financial reporting as it executes integration activities.

During fiscal 2014 to date, we have experienced turnover in our finance and accounting function, including our Chief Financial Officer.  We have hired and continue to hire key qualified personnel to address departures in our finance and accounting department and believe this turnover has not had a material impact on our internal control over the financial reporting as of May 4, 2013. We will continue assessing and monitoring the impact, if any, of this turnover on our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers. Many of these companies have substantially greater engineering, marketing and financial resources than we have. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own chipsets. Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have. We expect our current customers, particularly in the set-top box market, to seek additional suppliers of chipsets for inclusion in their products, which will increase competition and could reduce our market share. If we do not compete successfully, our market share and net revenue could decline.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

In the third and fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, we launched and implemented a restructuring plan to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

For the three months ended May 4, 2013, TP Vision and Flextronics accounted for 11% and 14%, respectively, of our net revenue.  For the three months ended April 28, 2012, Flextronics, Motorola and Gemtek accounted for 16%, 16% and 14%, respectively, of our net revenue.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. For example, in fiscal 2012, we recorded a goodwill impairment charge of $45.1 million, which represented a full write-off of all goodwill associated with our acquisitions to date, which had a materially adverse impact on our results of operations. In addition, in order to complete acquisitions, we may issue equity securities and incur debt, which would result in dilution to our existing shareholders and could negatively impact profitability.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We have also been subject to claims based on our alleged failure to comply with license terms. Any of the foregoing events or claims could result in litigation. In fiscal 2013, we were named in a lawsuit alleging certain of our products infringe the patents held by another party. In addition, we have filed a motion to intervene, which has been granted, in a patent infringement lawsuit based upon now expired patents that was previously brought by U.S. Ethernet Innovations, LLC, or USEI, against AT&T Mobility, Inc., or AT&T, after the court in early 2013 lifted a stay that had been in place regarding the allegedly infringing AT&T product that contains our chipset and after renewed requests for indemnification and defense concerning the lawsuit. USEI has asserted counter-claims against us in this action, and we have responded to these counter-claims. From time to time, we have been subject to audits of our compliance with license agreements. As a result of these audits, we have been required to make additional payments to our licensing partners. Any litigation or additional audits of our licensing compliance, including the audits we are currently undergoing, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation or additional payments from any licensing audits, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation or audit, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

In connection with our annual meeting of shareholders in August 2012, three new directors were elected to our board of directors and constitute a majority of our five-member board of directors. Because of these additions, our board of directors has not worked together as a group for an extended period of time. We have also nominated a slate of directors for our 2013 annual meeting of shareholders, which includes two new director nominees. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including DTV, home networking, set-top box, and home control and energy management. The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles. The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending. The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, and other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

As a global company, we are subject to taxation in Hong Kong, Israel, Singapore, the United States and various other countries and states. Significant judgment is required to determine and estimate worldwide tax liabilities. Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

●	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;
●	changes in the valuation of our deferred tax assets and liabilities, including the effect of foreign exchange rate fluctuations relative to the U.S. Dollar;
●	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
●	changes in stock-based compensation expense;
●	changes in generally accepted accounting principles; and
●	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center. During fiscal 2009, we established a foreign operating subsidiary in Singapore. However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones. As a result, we have initiated renewed negotiations with the Singapore tax agency in an effort to modify the business milestones to be more achievable and continue to benefit from a reduced rate of taxation. Even though the agency continues to negotiate with us, there is a risk that we will not be able to achieve the modified milestones which could result in a significantly higher tax rate on the income we recognize in Singapore. For the three months ended May 4, 2013, we did not recognize any tax benefits from Singapore. The increased tax rate in Singapore if we were to permanently lose some or all of these tax benefits could be applied to current profits or retroactively to income generated over previous years in Singapore, which could have a material adverse impact on our consolidated financial results.

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

We have a history of fluctuating operating results. We reported net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, and a net loss of $4.5 million for the three months ended May 4, 2013. To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications. After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product. Our customers and the telecommunications carriers our customers serve may need from three months to more than a year to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Our complete sales cycle typically ranges from nine to eighteen months, but could be longer. As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product. As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide. For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future. For fiscal 2013, we derived 92% of our revenue from customers outside of North America. We also have significant international operations, including research and development facilities in Vietnam, sales and research and development facilities in China, Denmark, France, Israel, Japan, Singapore, Taiwan, Korea, Germany and The Netherlands and a sales and distribution facility in Hong Kong.

As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirements, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. In particular, in some countries we may experience reduced intellectual property protection. Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets. Overseas sales and purchases to date have been denominated in U.S. dollars. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See “Foreign currency exchange rate sensitivity” under Part I Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-Q. Moreover, local laws and customs in many countries differ significantly from those in the United States. We also face challenges in staffing and managing our global operations. If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility. We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, and NXP Semiconductors, or NXP, to produce substantially all of our chipsets. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems. As we continue to establish a relationship with NXP, we may experience delays, disruptions and technical or quality control problems as we integrate them into our manufacturing processes. In June 2013, we filed a lawsuit against NXP, as well as Trident, to attempt to recover $1.8 million in damages we suffered resulting from the period of time during which Trident was acting on our behalf in operating our DTV business and placing orders with NXP for inventory. This lawsuit could adversely affect our relationship with NXP. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products. These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice. In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC, UMC or NXP may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of May 4, 2013, we had 127 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

Risks Related to Our Common Stock

Our operating results are subject to significant fluctuations due to many factors and any of these factors could adversely affect our stock price.

Our operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including:

●	failure to reduce our expenses sufficiently to achieve profitability at current revenue levels;
●	the loss of one or more significant customers;
●	changes in our pricing models and product sales mix;
●	unexpected reductions in unit sales and average selling prices, particularly if they occur precipitously;
●	new product introductions by us and our competitors;
●	the level of acceptance of our products by our customers and acceptance of our customers' products by their end user customers;
●	an interrupted or inadequate supply of semiconductor chips or other materials included in our products;
●	availability of third-party manufacturing capacity for production of certain products;
●	shifts in demand for the technology embodied in our products and those of our competitors;
●	the timing of, and potential unexpected delays in, our customer orders and product shipments;
●	the impairment and associated write-down of strategic investments that we may make from time-to-time;
●	write-downs of accounts receivable;
●	inventory obsolescence;
●	a significant increase in our effective tax rate in any particular period as a result of the exhaustion, disallowance or accelerated recognition of our net operating loss carry-forwards or otherwise;
●	technical problems in the development, production ramp up and manufacturing of products, which could cause shipping delays;
●	the impact of potential economic instability in the United States and Asia-Pacific region, including the continued effects of the recent worldwide economic slowdown;
●	expenses related to implementing and maintaining a new enterprise resource management system and other information technologies; and
●	expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The market for our common stock has been subject to significant volatility which is expected to continue. For example, for the quarter ended May 4, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $5.20 on March 14, 2013 to a low of $4.36 on March 7, 2013. During the fiscal year ended February 2, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.13 on August 28, 2012 to a low of $4.68 on April 10, 2012. This volatility may or may not be related or proportionate to our operating performance. Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

101.CAL**XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**XBRL Taxonomy Extension Presentation Linkbase Document.

** Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

SIGMA DESIGNS, INC.
Date: June 13, 2013
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elias N. Nader
Elias N. Nader

Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS** XBRL Instance Document.

101.SCH**XBRL Taxonomy Extension Schema Document.

101.CAL**XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**XBRL Taxonomy Extension Presentation Linkbase Document.

** Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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