Form 10-Q
period 2013-08-03
SIGMA DESIGNS INC
filed 2013-09-12
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

As of September 10, 2013, the Company had 34,567,958 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 3, 2013

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2013	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$57,141	$51,218
Short-term marketable securities	14,654	17,455
Restricted cash	1,771	1,769
Accounts receivable, net	39,034	21,648
Inventory	20,028	24,929
Deferred tax assets	4,904	5,868
Prepaid expenses and other current assets	10,207	13,578
Total current assets	147,739	136,465

Long-term marketable securities	17,090	14,253
Software, equipment and leasehold improvements, net	17,225	17,106
Intangible assets, net	34,389	36,573
Deferred tax assets, net of current portion	499	2,681
Long-term investments and notes receivable, net of current portion	6,442	8,943
Other non-current assets	4,834	4,810
Total assets	$228,218	$220,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,877	$11,046
Accrued compensation and related benefits	7,483	10,070
Accrued liabilities	20,639	18,721
Total current liabilities	50,999	39,837

Income taxes payable	19,103	17,723
Long-term deferred tax liabilities	587	804
Other long-term liabilities	185	449
Total liabilities	70,874	58,813

Commitments and contingencies (Note 13)

Shareholders' equity
Preferred stock	-	-
Common stock and additional paid-in capital	480,236	475,070
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	574	1,090
Accumulated deficit	(237,525)	(228,201)
Total shareholders' equity	157,344	162,018
Total liabilities and shareholders' equity	$228,218	$220,831

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenue	$53,762	$68,251	$106,302	$108,509
Cost of revenue	25,696	37,671	51,290	56,834
Gross profit	28,066	30,580	55,012	51,675

Operating expenses
Research and development	18,769	27,975	38,973	49,764
Sales and marketing	5,527	7,795	11,209	14,683
General and administrative	4,937	9,489	9,699	15,868
Restructuring costs	680	-	890	-
Impairment of IP, mask sets and design tools	-	-	188	-
Gain on acquisition	-	(1,417)	-	(1,417)
Total operating expenses	29,913	43,842	60,959	78,898
Loss from operations	(1,847)	(13,262)	(5,947)	(27,223)
Gain on sale of development project	-	-	1,079	-
Interest and other income, net	121	242	812	733
Loss before income taxes	(1,726)	(13,020)	(4,056)	(26,490)
Provision for income taxes	3,065	398	5,268	630
Net loss	$(4,791)	$(13,418)	$(9,324)	$(27,120)

Net loss per common share:
Basic	$(0.14)	$(0.41)	$(0.27)	$(0.83)
Diluted	$(0.14)	$(0.41)	$(0.27)	$(0.83)

Shares used in computing net loss per share:
Basic	34,259	33,052	34,008	32,857
Diluted	34,259	33,052	34,008	32,857

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net loss	$(4,791)	$(13,418)	$(9,324)	$(27,120)

Other comprehensive income (loss):
Accumulated translation adjustment	48	(567)	(318)	(496)
Unrealized gain (loss) on marketable securities	(153)	61	(196)	328

Other comprehensive loss	(105)	(506)	(514)	(168)

Comprehensive loss	$(4,896)	$(13,924)	$(9,838)	$(27,288)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net loss	$(9,324)	$(27,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,272	10,693
Stock-based compensation	3,719	5,576
Provision for excess and obsolete inventory	575	1,700
Provision for sales returns, discounts, and doubtful accounts	62	62
Deferred income taxes	2,913	(204)
Loss on disposal of equipment	20	87
Accretion of contributed leasehold improvements	(26)	(139)
Gain on acquisition	-	(1,417)
Gain on sale of development project	(1,079)	-
Impairment of IP, mask sets and design tools	188	-
Non-cash restructuring charges	830	-
Changes in operating assets and liabilities:
Accounts receivable	(17,448)	(8,525)
Inventories	4,325	1,572
Prepaid expenses and other current assets	2,378	(3,190)
Other non-current assets	(47)	(2,567)
Accounts payable	13,809	9,113
Accrued compensation and related benefits and other liabilities	1,915	12,974
Income taxes payable	(991)	(856)
Other long-term liabilities	(347)	(957)
Net cash provided by (used in) operating activities	11,744	(3,198)

Cash flows from investing activities:
Restricted cash	(2)	3
Purchases of marketable securities	(7,874)	(14,593)
Sales and maturities of marketable securities	7,641	72,511
Purchases of software, equipment and leasehold improvements	(4,995)	(1,485)
Proceeds from sale of development project, net of transaction fees	1,971	-
Cash paid in connection with acquisition	-	(39,740)
Repayment of note receivable	250	-
Purchases of IP	(4,099)	(1,827)
Net cash provided by (used in) investing activities	(7,108)	14,869

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	1,447	2,233
Net cash provided by financing activities	1,447	2,233

Effect of foreign exchange rate changes on cash and cash equivalents	(160)	(116)
Net increase in cash and cash equivalents	5,923	13,788

Cash and cash equivalents at beginning of period	51,218	44,283
Cash and cash equivalents at end of period	$57,141	$58,071

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,215	$1,282

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

Basis of presentation:  The interim condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The second quarter of fiscal 2014 and fiscal 2013 ended on August 3, 2013 (91 days) and July 28, 2012 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at August 3, 2013 and February 2, 2013, the consolidated results of our operations for the three and six months ended August 3, 2013 and July 28, 2012, and the consolidated cash flows for the six months ended August 3, 2013 and July 28, 2012.  The results of operations for the three and six months ended August 3, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the six months ended August 3, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 2, 2013. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2013 Annual Report.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in our fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

 2.             Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	August 3, 2013			February 2, 2013
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$30,859	$366	$31,225	$30,642	$537	$31,179
Money market funds	13,228	-	13,228	21,032	-	21,032
Municipal bonds and notes	511	8	519	515	14	529
Fixed income mutual funds	1,247	27	1,274	1,259	20	1,279
Total cash equivalents and marketable securities	$45,845	$401	$46,246	$53,448	$571	$54,019

Cash on hand held in the United States	2,206	1,441
Cash on hand held overseas	40,433	27,466
Total cash on hand	42,639	28,907

Total cash, cash equivalents and marketable securities	$88,885	$82,926

Reported as:
Cash and cash equivalents	57,141	51,218
Short-term marketable securities	14,654	17,455
Long-term marketable securities	17,090	14,253
	$88,885	$82,926

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	August 3, 2013		February 2, 2013
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$29,014	$29,156	$39,595	$39,766
Due in greater than one year	16,831	17,090	13,853	14,253
Total	$45,845	$46,246	$53,448	$54,019

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of August 3, 2013 and February 2, 2013 (in thousands):

	August 3, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$31,225	$31,225	$-	$-
Money market funds	13,228	13,228	-	-
Municipal bonds and notes	519	519	-	-
Fixed income mutual funds	1,274	1,274	-	-
Total cash equivalents and marketable securities	$46,246	$46,246	$-	$-
Restricted cash	1,771	1,771	-	-
Derivative instruments asset	267	-	267	-
Total assets measured at fair value	$48,284	$48,017	$267	$-

	February 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$31,179	$31,179	$-	$-
Money market funds	21,032	21,032	-	-
Municipal bonds and notes	529	529	-	-
Fixed income mutual funds	1,279	1,279	-	-
Total cash equivalents and marketable securities	$54,019	$54,019	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments asset	438	-	438	-
Total assets measured at fair value	$56,226	$55,788	$438	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired, as we are not able to estimate their fair value by practicable means. As further described in Note 6, as of August 3, 2013, we held equity investments in five, and promissory notes receivable in one, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to cost of $6.9 million. As of August 3, 2013, we did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments; as a result they were not evaluated for impairment. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

As of August 3, 2013, we had foreign exchange contracts to sell up to approximately $5.6 million for a total amount of approximately NIS 20.9 million, that mature on or before April 28, 2014.  As of February 2, 2013, we had foreign exchange contracts to sell up to approximately $10.4 million for a total amount of approximately NIS 40.0 million, that mature on or before December 23, 2013. For the three and six months ended August 3, 2013, we recognized gains of approximately $0.0 million and $0.3 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of August 3, 2013 and February 2, 2013 (in thousands):

Derivative Assets	Balance Sheet Location	August 3, 2013	February 2, 2013
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$267	$438
Total fair value of derivative instruments		$267	$438

The effects of derivative instruments on income and accumulated other comprehensive income for the three months and six months ended August 3, 2013 and July 28, 2012 are summarized as follows (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Three months ended August 3, 2013, foreign exchange contracts	$—	$-	Operating expenses and cost of revenue	$(34)	Interest and other income, net

Six months ended August 3, 2013, foreign exchange contracts	$—	$-	Operating expenses and cost of revenue	$251	Interest and other income, net

Three months ended July 28, 2012, foreign exchange contracts	$—	$-	Operating expenses and cost of revenue	$(513)	Interest and other income, net

Six months ended July 28, 2012, foreign exchange contracts	$—	$-	Operating expenses and cost of revenue	$(430)	Interest and other income, net

There was no impact from ineffective portions on designated cash flow derivative contracts for the three and six months ended August 3, 2013 and July 28, 2012.

5.             Restricted cash

As of August 3, 2013 and February 2, 2013, we had $1.8 million of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease.

6.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	August 3, 2013	February 2, 2013
Issuer B	$2,000	$2,000
Issuer C	1,000	1,000
Issuer D	1,000	1,000
Issuer E	300	300
Issuer F	2,000	2,000
Issuer G	142	143
Total equity investments	$6,442	$6,443
Notes receivable:
Issuer B	500	750
Issuer H	-	2,500
Total notes receivable	500	3,250
Total equity investments and notes receivable	$6,942	$9,693

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

In the fourth quarter of fiscal 2011, we also purchased a convertible note, which has been converted to equity, from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million.

In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately-held technology company (“Issuer F”) at a total investment cost of $2.0 million.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer G”).

Notes receivable from privately-held companies

In November 2010, we loaned $1.0 million to Issuer B and received a secured promissory note. This promissory note is secured by the assets of Issuer B, bears interest at a rate of 5% per annum and is scheduled to be fully repaid by September 2013.

In January 2012, we loaned $2.5 million to a privately-held venture capital funded technology company (“Issuer H”), pursuant to a strategic agreement dated January 25, 2012. We made this loan in exchange for a secured promissory note, which was secured by the assets of Issuer H and bore interest at a rate of 3% per annum. The principal amount and accrued interest were due 36 months from the agreement date. On May 16, 2013, we entered into a Non-Exclusive License Agreement with Issuer H under which we agreed to apply Issuer H’s loan balance of $2.5 million plus accrued interest to offset the initial license fees under this license agreement for certain technologies.

As of August 3, 2013 and February 2, 2013, our notes receivable from privately-held companies were valued at $0.5 million and $3.3 million, respectively, representing their cost. We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. The Company analyzes each investment quarterly for evidence of impairment.

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

7.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of August 3, 2013 and February 2, 2013 (in thousands):

Accounts receivable

	August 3, 2013	February 2, 2013
Accounts receivable	$39,376	$23,002
Allowance for doubtful accounts	(342)	(1,354)
Total accounts receivable, net	$39,034	$21,648

Inventory

	August 3, 2013	February 2, 2013
Wafers and other purchased materials	$10,280	$12,553
Work-in-process	1,776	1,071
Finished goods	7,972	11,305
Total inventory	$20,028	$24,929

Prepaid expenses and other current assets

	August 3, 2013	February 2, 2013
Prepayments for inventory	$2,535	$2,542
Amounts due from seller related to DTV acquisition	1,848	4,519
Note receivable	500	750
Assets held for sale	-	623
Other current assets	5,324	5,144
Total prepaid expenses and other current assets	$10,207	$13,578

Software, equipment and leasehold improvements

	Estimated Useful Lives (years)			August 3, 2013	February 2, 2013
Software		2		$26,955	$24,216
Equipment	2	to	5	19,267	17,688
Office equipment and furniture		2		8,883	8,338
Leasehold improvements	1	to	6	3,162	3,097
Total				58,267	53,339
Less: Accumulated depreciation and amortization				(41,042)	(36,233)
Total software, equipment and leasehold improvements, net				$17,225	$17,106

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended August 3, 2013 and July 28, 2012 was $2.1 million and $3.1 million, respectively, and for the six months ended August 3, 2013 and July 28, 2012, $5.0 million and $5.8 million, respectively.

Accrued liabilities:

	August 3, 2013	February 2, 2013
Income taxes	$2,136	$4,508
License fees	2,037	3,553
Deferred revenue	7,625	3,099
Rebates	4,337	1,475
Settlements	150	425
Other accrued liabilities	4,354	5,661
Total accrued liabilities	$20,639	$18,721

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

The purchase price in the transaction was allocated as follows (in thousands, except years):

	Amount	Estimated Useful Lives (years)
Purchase consideration:
Cash	$38,210

Tangible assets acquired and liabilities assumed	$38,431

Identifiable intangible assets:
Developed technology	1,168	3
Gain on acquisition	(1,389)
Total consideration	$38,210

The results of operations of the DTV business have been included in the consolidated results of operations from May 4, 2012.

For the three and six months ended August 3, 2013, net sales of approximately $14.4 million and $27.9 million, respectively, and an operating loss of approximately $0.4 million and $1.1 million, respectively, attributable to the DTV business, were included in the consolidated results of operations. We believe that Trident and/or a vendor of Trident still owed us $1.8 million as of August 3, 2013, which is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. As further described in Note 13, in April 2013, we initiated a lawsuit against Trident and a vendor to fully recover the outstanding balance of $1.8 million that we believe is due to us as of August 3, 2013.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred as of the beginning of the fiscal years of the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenue	$53,762	$68,251	$106,302	$131,453
Net loss	(4,791)	(13,418)	(9,324)	(45,665)
Basic and diluted net loss per share	(0.14)	(0.41)	(0.27)	(1.39)

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

 9.             Intangible assets

Intangible assets at the end of each period consisted of the following (in thousands, except for years):

	August 3, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,024	$(37,470)	$14,554	3.5
Customer relationships	20,219	(16,415)	3,804	3.4
Trademarks	2,677	(2,043)	634	5.6
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP - amortizing	16,053	(9,740)	6,313	1.9
Total amortizing	92,373	(67,068)	25,305	3.1
Purchased IP - not yet deployed	9,084	-	9,084
Total intangibles	$101,457	$(67,068)	$34,389

	February 2, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,025	$(34,567)	$17,458	3.6
Customer relationships	20,218	(15,782)	4,436	3.6
Trademarks	2,678	(1,983)	695	5.9
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP - amortizing	15,854	(7,970)	7,884	2.4
Total amortizing	92,175	(61,702)	30,473	3.4
Purchased IP - not yet deployed	6,100	-	6,100
Total intangibles	$98,275	$(61,702)	$36,573

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

Amortization expense related to intangible assets was $2.7 million and $5.4 million for the three and six months ended August 3, 2013, respectively, and $2.5 million and $4.9 million for the three and six months ended July 28, 2012, respectively.  As of August 3, 2013, we had $9.1 million of Purchased IP, which we have not yet begun to amortize.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cost of sales	$2,264	$2,078	$4,591	$4,069
Operating expenses	388	403	782	832
Total intangibles amortization expense	$2,652	$2,481	$5,373	$4,901

The estimated future amortization expense of intangible assets with finite lives as of August 3, 2013 is as follows (in thousands):

Fiscal year	Total
2014 (remaining six months)	$5,282
2015	8,800
2016	6,574
2017	3,912
2018	636
Thereafter	101
Total	$25,305

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

Details of the change in accrued warranty as of August 3, 2013 and July 28, 2012 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 3, 2013	$1,050	$192	$(202)	$1,040
July 28, 2012	$1,125	$232	$(200)	$1,157

Six Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 3, 2013	$1,447	$38	$(445)	$1,040
July 28, 2012	$1,326	$356	$(525)	$1,157

11.          Restructuring costs

In fiscal 2013, we initiated a number of targeted actions to address several areas in our business model which resulted in the adoption of company-wide cost saving measures. These actions were intended to align our cost structure with our current business outlook and divest or exit underperforming operations. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013.

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

For the quarter ended August 3, 2013, we had restructuring costs which were comprised of headcount adjustments of $0.2 million related to the closure of the Canada office and a facility accrual of $0.8 million for the related Canada lease, which were partially offset by the reversal of deferred rent related to the Canada lease. In connection with our restructuring measures, we closed down the operations of our wholly-owned subsidiary in Canada, which filed for bankruptcy on May 30, 2013. Upon filing for bankruptcy, the main outstanding liability of our Canadian entity relates to minimum monthly payments under a non-cancelable operating lease agreement for office space. In accordance with the provisions of the lease agreement and current communication with the landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015 for a total exposure of $1.1 million. If we elect to sublease the premises instead of exercising the option to terminate the lease, our potential exposure could be reduced if an agreement were entered into in a reasonable timeframe and on reasonable terms.  Given the information received regarding the relevant Canadian real estate market, it appears at this stage that the potential exposure would be in the range of $0.8 million adjusted for recovery from the bankruptcy estate.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Balance at February 2, 2013	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013*	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)
Non-cash items	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514
Charges for the three months ended August 3, 2013	234	-	446	680	680
Cash payments	(551)	-	(14)	(565)
Non-cash items	-	-
Balance at August 3, 2013	$65	$-	$435	$500	$4,194

* The amount above includes $40,000 of certain restructuring charges that were recorded in the cost of revenue.

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

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the accompanying condensed consolidated statements of operations for the six months ended August 3, 2013. The gain was recorded in the previous fiscal quarter on the basis that we obtained a signed agreement, the closing consideration of $2.0 million was received (non-refundable), delivery of the underlying assets and intellectual property and transfer of employees occurred during our quarter ended May 4, 2013, and we do not have further obligations or deliverables under the Asset Purchase Agreement beyond May 4, 2013.  Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

We have elected to account for the contingent payment under the milestone method described by FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. Milestones are considered substantive based on the potential enhancement of value to the Buyer and the fact that consideration earned from the achievement of a milestone relates solely to past performance. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which is due by September 30, 2013, in accordance with the Asset Purchase Agreement.

 13.          Commitments and contingencies

Commitments

Operating leases

Our primary facility is located in Milpitas, California. We also lease facilities in China, Denmark, France, Germany, The Netherlands, Hong Kong, Israel, Japan, California, Singapore, Taiwan, Vietnam, Korea and Israel. We also lease vehicles under non-cancelable leases.

As further described in Note 11, in connection with certain restructuring measures adopted in fiscal 2013 and our quarter ended August 3, 2013, we have early terminated our non-cancelable lease agreement in Canada. As a result, minimum annual payments related to such non-cancelable lease agreement have been excluded from the below table.

Future minimum annual payments under non-cancelable operating leases as of August 3, 2013 are as follows (in thousands):

Fiscal Year	Amount
2014 (remaining six months)	$2,661
2015	4,336
2016	2,918
2017	1,641
2018	144
Total minimum lease payments	$11,700

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of August 3, 2013, the total amount of outstanding non-cancelable purchase orders was approximately $17.6 million.

Design Tools

During the quarter ended August 3, 2013, we entered into an agreement with a vendor to purchase $12.9 million of design tools. In June 2013, approximately $1.3 million of related licenses were delivered to us. The remaining $11.6 million of licenses will be delivered in December 2013. Payments on the licenses are being made on a quarterly basis from June 2013 through March 2016. As of August 3, 2013 remaining payments for the licenses totaled $12.4 million.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of August 3, 2013.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and six months ended August 3, 2013, we recorded royalty expense of $0.6 million and $1.1 million, respectively, and $0.4 million and $0.8 million for the three and six months ended July 28, 2012, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, CopperGate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through August 3, 2013, we had obtained grants from the OCS aggregating to $4.9 million for certain of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to grants received, plus LIBOR-based interest. As of August 3, 2013, our remaining obligation under these programs was $0.8 million.

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

In April 2013, we initiated a lawsuit against Trident and NXP Semiconductors Netherlands B.V. (“NXP”) Adv. Aoc. No. 13-50940 (CSS) in the United States Bankruptcy Court for the District of Delaware. Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. We were selected as the successful bidder and in May 2012, we entered into an Asset Purchase Agreement (“APA”) with Trident to acquire certain assets of its digital television and PC television businesses, as further discussed in Note 8. In connection with the APA, we entered into a Transition Services Agreement (“TSA”) under which Trident agreed to provide certain transition services to us following the closing, including management of billings and collections with their former customers and payment to former vendors, among others. We are seeking recovery of $1.8 million that we paid to Trident to specifically pay to NXP, on our behalf pursuant to the TSA, for purchases of inventory that Trident, on our behalf, made from NXP during the month of June 2012. NXP claimed they had not received payment of $1.8 million from Trident and reduced such amount from our inventory prepayment balance with NXP. Both Trident and NXP have filed motions to dismiss our claims and we have answered their motions. The Court has not yet ruled on their motions to dismiss. As a result of the complexities and uncertainties surrounding the process of voluntary petition under Chapter 11 bankruptcy (filed by Trident in January 2012), we are unable to determine the likelihood of an unfavorable outcome of recovering all or less than $1.8 million in this lawsuit and, accordingly, we are unable to reasonably estimate a potential range of loss, if any, at this time. Accordingly, we have not recognized any impairment on this receivable due from Trident or NXP to us, which is recorded in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet at August 3, 2013.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On December 4, 2012, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our Media player business. On July 16, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. As of August 3, 2013, the end of our second fiscal quarter to which this report relates, we believe we were in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits.

Early termination lease agreement for office-space

In connection with our restructuring measures adopted during the third and fourth quarters of fiscal 2013, as further described in Note 11, and due to the lack of solvency and liquidity of our wholly owned subsidiary in Canada (“Sigma Canada”), we decided to close down the operations of Sigma Canada. On February 23, 2013, our Board of Directors approved the filing for bankruptcy of Sigma Canada, which we filed on May 30, 2013. Sigma Canada has appointed a Trustee in Canada to provide legal advice and assistance throughout the bankruptcy process. Based on our current assessment of the financial condition and obligations of Sigma Canada, outstanding obligations beyond the filing date for bankruptcy are mainly related to the minimum monthly payment obligations under a non-cancellable operating lease agreement for office space. In accordance with the provisions of the lease agreement and current communication with the landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 million from May 2013 through May 2015 for a total exposure of up to $1.1 million. Were Sigma to elect to sublease the premises instead of exercising the option to terminate the lease, potential exposure could be reduced if an agreement were entered into in a reasonable timeframe and on reasonable terms.  We have estimated, based on market data available to us, that the potential exposure could be approximately of $0.8 million adjusted for recovery from the bankruptcy estate.

 14.           Net loss per share

Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net loss per share computed for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net loss, as reported	$(4,791)	$(13,418)	$(9,324)	$(27,120)
Weighted-average common shares outstanding-basic	34,259	33,052	34,008	32,857
Dilutive effect of employee stock plans	-	-	-	-
Weighted-average common shares outstanding- diluted	34,259	33,052	34,008	32,857
Net loss per share – basic	$(0.14)	$(0.41)	$(0.27)	$(0.83)

Net loss per share – diluted	$(0.14)	$(0.41)	$(0.27)	$(0.83)

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options excluded because the effect of including would be anti-dilutive	18	168	21	161

Stock options excluded because exercise price is in excess of average stock price	4,513	5,454	4,677	5,500

Restricted stock awards and units excluded because the effect of including would be anti-dilutive	32	94	29	57

Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	457	69	501	401

15.           Equity incentive plans and employee benefits

Stock option awards

Activity of our combined stock option plans for the three months and six months ended August 3, 2013 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (Per Option)
As of February 2, 2013	5,055,787	$12.50
Granted	-	-
Exercised	(9,949)	3.26
Cancelled or forfeited	(459,834)	11.18
As of May 4, 2013	4,586,004	$12.65
Granted	368,680	4.59
Exercised	(8,878)	2.21
Cancelled or forfeited	(728,912)	15.07
As of August 3, 2013	4,216,894	$11.57
Options exercisable as of:
February 2, 2013	3,790,842	$13.31
May 4, 2013	3,621,537	$13.42
August 3, 2013	3,092,912	$12.89

Restricted stock awards

Activity of our restricted stock awards, or RSAs, for the three and six months ended August 3, 2013 is summarized as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value (Per RSA)	Aggregate Value
As of February 2, 2013	163,311	$8.71	$1,422,439
Granted	-	-
Vested	(6,588)	9.50
Cancelled	(13,175)	9.50
As of May 4, 2013	143,548	$8.60	$1,234,513
Granted	-
Vested	(10,980)	6.83
Cancelled or forfeited	-	-
As of August 3, 2013	132,568	$8.75	$1,159,970

Restricted stock units

Activity of our restricted stock units, or RSUs, for the three months and six months ended August 3, 2013 is summarized as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (Per RSU)	Aggregate Value
As of February 2, 2013	632,262	$6.28	$3,970,605
Granted	37,675	4.65
Vested	(44,024)	6.14
Cancelled	(75,582)	6.39
As of May 4, 2013	550,331	$6.16	$3,390,039
Granted	143,536	5.12
Vested	(56,952)	6.23
Cancelled	(49,411)	6.36
As of August 3, 2013	587,504	$5.88	$3,455,878

Employee stock purchase plan

As of August 3, 2013 we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 1,895,613 shares had been issued.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cost of revenue	$67	$133	$150	$250
Research and development expenses	853	1,508	1,943	2,971
Sales and marketing expenses	315	483	664	955
General and administrative expenses	451	627	962	1,400
Total share-based compensation	$1,686	$2,751	$3,719	$5,576

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based. The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled zero for the three and six months ended August 3, 2013 and $0.2 million and $0.5 million for the three and six months ended July 28, 2012, respectively.

Group registered retirement savings plan

We maintain a Group Registered Retirement Savings Plan, or GRRSP, for the benefit of qualified employees who are based in Canada. We made matching contributions to the GRRSP of approximately $0.1 million for the three and six months ended August 3, 2013 and July 28, 2012. In connection with the Company’s restructuring, as further described in Note 11, we terminated the GRRSP in April 2013.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2013, we added operations in Shanghai, China, where we are required to provide pension insurance to our Shanghai employees.

The matching contributions to the pension insurance totaled $0.4 million and $1.1 million for the three months and six months ended August 3, 2013, respectively, and $0.2 million for the three and six months ended July 28, 2012.

Retirement pension plans

The following table summarizes our contributions to retirement pension plans for the benefits of qualified employees based in the following countries (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Denmark	$61	$48	$109	$95
Taiwan	38	33	77	47
(*) The Netherlands	93	-	252	-
(*) Germany	(40)	-	54	-
Total matching contributions	$152	$81	$492	$142

(*) As a result of our acquisition of the DTV business, we added operations in The Netherlands and Germany in May 2013.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel’s Severance Pay Law based upon the most recent salary of the employees multiplied by the number of year’s employment. Accrued severance liability at August 3, 2013 and February 2, 2013 totaled $1.2 million, offset by $1.2 million of severance employee funds.

16.           Income taxes

We recorded a provision for income taxes of $3.1 million and $0.4 million for the three months ended August 3, 2013 and July 28, 2012, respectively.  The provision for income taxes was $5.3 million and $0.6 million for the six months ended August 3, 2013 and July 28, 2012, respectively.  The increase in tax expense for the three and six months ended August 3, 2013 is primarily attributable to increasing profitability in taxable jurisdictions and increasing deductible temporary differences against which we have placed a valuation allowance.  During the three and six months ended August 3, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results.  Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly owned subsidiary in Singapore in 2008 for a period of four years, which ended March 1, 2012, contingent on meeting specified requirements.  The Company is currently in negotiation with the Economic Development Board for its operations plan in Singapore and is not benefiting from the incentives during the three months and six months ended August 3, 2013.

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

We sell our products into four primary target markets, which are the DTV market, home networking market, set-top box market, and home control market. We also have license revenue, included in the license and other market that complements our home control customer solutions. Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing and have eliminated the prosumer and industrial audio/video market as a separate revenue segment as the majority of demand accruing from these sales will be represented in the DTV market segment. Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products, and we have eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market segment.

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
DTV	$14,438	$29,055	$30,280	$31,626
Home Networking	19,557	22,418	39,738	43,256
Set-top Box	11,480	11,933	20,795	25,475
Home Control	5,849	3,222	10,438	6,406
License and Other	2,438	1,623	5,051	1,746
Net revenue	$53,762	$68,251	$106,302	$108,509

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Asia	$40,426	$44,314	$78,466	$80,918
North America	5,630	5,325	10,660	7,191
Europe	5,978	15,924	13,968	16,513
Other regions	1,728	2,688	3,208	3,887
Net revenue	$53,762	$68,251	$106,302	$108,509

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
China, including Hong Kong	$28,670	$32,465	$56,175	$62,543
Hungary	4,091	12,159	9,669	12,159
United States	5,412	4,517	9,983	5,889
Rest of the world	15,589	19,110	30,475	27,918
Net revenue	$53,762	$68,251	$106,302	$108,509

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
TP Vision	*	18%	*	11%
Flextronics	10%	*	12%	12%
Motorola	*	*	*	12%

* Accounted for less than 10% of our period net revenue.

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

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control. We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control market. We derive a minor portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products is comprised of multiple semiconductors. We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market. We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost.

We derive nearly all of our operating net revenue from sales of chipset products. We sell our chipsets into four primary target markets, which are the DTV market, the home networking market, set-top box market, and home control market. We also have license revenue, included in the license and other market, which complements our home control customer solutions. Because of our focus on these target markets, we separately report revenues that we derive from sales into each of these target markets.

DTV Market:   Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions or “SmartTVs” as well as other adjacent markets using chipset products that are designed for video post-processing. We believe DTV products complement our existing set-top box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. We serve this market with our media processor SoCs and dedicated post-processing products.

Set-top Box Market: Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products. We have also eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market. We serve this market primarily with our media processor products.

Home Networking Market: The home networking market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve the home networking market with our wired home networking controllers that are designed to provide connectivity solutions between various home entertainment products and incoming video streams.

Home Control Market: We define the home control market to include all the gateways and interconnected appliances that provide home monitoring and control for the management of security, safety, energy, health, and convenience. Our home control product line consists of our wireless Z-Wave chipsets, which consist of wireless transceiver devices along with a mesh networking protocol.

Other Markets: We also have engineering development fee, development boards and technology license revenue and sell products into other markets, such as the digital signage, high definition television, or HDTV, projection TV and PC-based add-in markets, which we refer to as our other market. We derive minor revenue from sales of our products into these other markets.

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

For the quarter ended August 3, 2013, we had restructuring costs which were comprised of headcount adjustments of $0.2 million related to the closure of the Canada office and a facility accrual of $0.8 million for the related Canada lease, which were partially offset by the reversal of deferred rent related to the Canada lease. In connection with our restructuring measures, we closed down the operations of our wholly-owned subsidiary in Canada, which filed for bankruptcy on May 30, 2013. Upon filing for bankruptcy, the main outstanding liability of our Canadian entity relates to minimum monthly payments under a non-cancelable operating lease agreement for office space. In accordance with the provisions of the lease agreement and current communication with the landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada could be liable for an early termination penalty of up to $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015 for a total estimated exposure of up to $1.1 million. Were Sigma to elect to sublease the premises instead of exercising the option to terminate the lease, potential exposure could be reduced if an agreement were entered into in a reasonable timeframe and on reasonable terms.  Given the information received regarding the relevant Canadian real estate market, it appears at this stage that the potential exposure could be in the range of $0.8 million adjusted for recovery from the bankruptcy estate. We will continue assessing further cost-saving measures during the remainder of our fiscal 2014 and beyond.

Sale of development project

In March 2013, we entered into an Asset Purchase Agreement with a third party, or the Buyer, to sell certain development projects (intellectual property) and long-lived assets related to the connectivity technology over coaxial cable market, including the transfer of 21 employees to the Buyer. The aggregate carrying amounts of the transferred assets was $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million. Under the terms of the Asset Purchase Agreement, if certain technical milestones are met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we will be paid an additional $5.0 million in cash. There can be no assurance that this technical milestone will be met. For the three months ended May 4, 2013, we recorded a gain of $1.1 million, which was the amount of the closing consideration we received minus the carrying value of the transferred assets and expenses incurred in connection with the sale and for the three months ended August 3, 2013, we recorded no gains or losses in connection with the sale of our development project.

Transfer of research and development project

In July 2013, we transferred seven employees from a research and development project to a third party. The seven employees were working out of our Taiwan office and will continue working in that office while being employed by the third party who will be paying their salaries and benefits. We have entered into an agreement with this third party to pay them $42,000 per quarter as support fees related to the research and development project and related technologies that were developed primarily by these employees.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three months ended August 3, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 2, 2013. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2013 Annual Report.

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

Results of Operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue
Net revenue	$53,762	100%	$68,251	100%	$106,302	100%	$108,509	100%
Cost of revenue	25,696	48%	37,671	55%	51,290	48%	56,834	52%
Gross profit	28,066	52%	30,580	45%	55,012	52%	51,675	48%
Operating expenses
Research and development	18,769	35%	27,975	41%	38,973	37%	49,764	46%
Sales and marketing	5,527	10%	7,795	11%	11,209	11%	14,683	13%
General and administrative	4,937	9%	9,489	14%	9,699	9%	15,868	15%
Gain on acquisition	-	-	(1,417)	(2% )	-	-	(1,417)	(1% )
Restructuring costs	680	1%	-	-	890	1%	-	-
Impairment of IP, mask sets and design tools	-	-	-	-	188	-	-	-
Total operating expenses	29,913	55%	43,842	64%	60,959	58%	78,898	73%
Loss from operations	(1,847)	(3% )	(13,262)	(19% )	(5,947)	(6% )	(27,223)	(25% )
Gain on sale of development project	-	-	-	-	1,079	1%	-	-
Interest income and other income, net	121	*	242	*	812	1%	733	1%
Loss before income taxes	(1,726)	(3% )	(13,020)	(19% )	(4,056)	(4% )	(26,490)	(24% )
Provision for income taxes	3,065	(6% )	398	1%	5,268	5%	630	1%
Net loss	$(4,791)	(9% )	$(13,418)	(20% )	$(9,324)	(9% )	$(27,120)	(25% )

* The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended August 3, 2013 decreased by $14.5 million compared to the corresponding period in the prior fiscal year mainly driven by a decrease in DTV revenue of $14.6 million. For the six months ended August 3, 2013, our net revenue decreased by $2.2 million, or 2%, compared to the corresponding period in the prior fiscal year. This was primarily driven by a decrease in set-top box revenue of $4.7 million, home networking revenue of $3.5 million and DTV revenue of $1.2 million, partially offset by home control revenue increasing by $4.0 million and license and other revenue increasing by $3.2 million as we successfully transitioned to the next generation products where Internet protocol services and OTT delivery are converging with traditional broadcasting.

Net revenue by target market

We sell our products into four primary target markets, consisting of: the DTV market, which includes the products resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013 and our prosumed and industrial audio/video products previously reported as a separate revenue market now included in DTV; the home networking market; the set-top box market, which includes the combination of our previously separately reported IPTV media processor products and our connected home player products; and the home control market. We also have license and other revenue that complements our home control customer solutions.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue
DTV	$14,438	27%	$29,055	43%	$30,280	28%	$31,626	29%
Home networking	19,557	36%	22,418	33%	39,738	37%	43,256	40%
Set-top Box	11,480	21%	11,933	17%	20,795	20%	25,475	23%
Home Control	5,849	11%	3,222	5%	10,438	10%	6,406	6%
License and Other	2,438	5%	1,623	2%	5,051	5%	1,746	2%
Net revenue	$53,762	100%	$68,251	100%	$106,302	100%	$108,509	100%

DTV market:  For the three months ended August 3, 2013, net revenue from sales of our products into the DTV market, primarily resulting from our acquisition of Trident Microsystems in the second quarter of fiscal 2013, decreased by $14.6 million, or 50% compared to the corresponding period in the prior fiscal year. For the six months ended August 3, 2013, net revenue decreased by $1.3 million or 4% compared to the corresponding period in the prior fiscal year. The overall decline was a result of lower demand for our product due to overall softness in the macro conditions especially in Europe and due to the roll off of legacy products as we continue to focus on the development of our new products. We expect that our DTV business may experience seasonality common to consumer electronics markets. We expect our revenue from the DTV market to continue to be a significant percentage of net revenue but will fluctuate in certain periods as we develop and introduce new products for this market. Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that we sell into digital televisions as well as other adjacent markets using chipset products that are designed for video-post processing, including our prosumer and industrial video products. Our results for the fiscal periods presented above are consistent with this characterization.

Home networking market:  For the three months ended August 3, 2013, net revenue from sales of our products into the home networking market decreased $2.9 million, or 13%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 3, 2013, net revenues decreased $3.5 million, or 8%, compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of ASP declines and contract manufacturers' inventory adjustments. We expect our revenue from the home networking market to fluctuate in future periods based on seasonality changes with our contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and transitions to next generation technologies.

Home control market:   For the three months ended August 3, 2013, net revenue from sales of our products into the home control market increased $2.6 million, or 82%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 3, 2013, net revenue from sales of our products into the home control market increased $4.0 million, or 63%, compared to the corresponding period in the prior fiscal year.  The increase was primarily the result of increased demand in the home control market, evidenced by the increase in unit shipments. We have unique products for our home control market and we anticipate an increase in our net revenue in the second half of fiscal 2014 as we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

Set-top box market: For the three months ended August 3, 2013, net revenue from sales of our products into the set-top box market decreased $0.5 million, or 4%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 3, 2013, net revenue from sales of our products into the set-top box market decreased $4.7 million, or 18%, compared to the corresponding period in the prior fiscal year. This decrease in set-top box market net revenue was attributable to weaker demand in Asia. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, our current decline in demand is a result of design losses that took place over a year ago. On the other hand, we believe that our recent successes in design wins, especially for Mediaroom second generation, should result in a new wave of deployments. We expect our net revenue from the set-top box market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures. Starting with our first quarter of fiscal 2014, we defined the set-top box market to include all set-top products delivering IP streaming video, including hybrid versions of these products. We anticipate an increase in our net revenue in the second half of fiscal 2014 as we release our second generation Mediaroom products, scheduled for distribution by our service provider customers in the second half of fiscal 2014.

License and other revenue:  Our other market consists primarily of technology license revenue and other ancillary markets. The increase in net revenue for the three months ended August 3, 2013 compared to the same period in the prior year was $0.8 million, or 50%. For the six months ended August 3, 2013, we had an increase in revenues of $3.3 million, or 189%, due to an increase in revenue from a customer in the North America region.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue	August 3, 2013	% of Net Revenue	July 28, 2012	% of Net Revenue
Asia	$40,426	75%	$44,314	65%	$78,466	74%	$80,918	75%
North America	5,630	10%	5,325	8%	10,660	10%	7,191	7%
Europe	5,978	11%	15,924	23%	13,968	13%	16,513	15%
Other regions	1,728	4%	2,688	4%	3,208	3%	3,887	3%
Net revenue	$53,762	100%	$68,251	100%	$106,302	100%	$108,509	100%

Asia:  Our net revenue in absolute dollars from Asia decreased $3.9 million, or 9%, for the three months ended August 3, 2013, compared to the corresponding period in the prior fiscal year. The decrease was spread across DTV, home control and set-top box target markets, partially offset by increases in home networking and license and other revenue. Our net revenue for the six months ended August 3, 2013 decreased $2.5 million, or 3%, compared to the corresponding period in the prior fiscal year. The decrease was a result of lower net revenue in the home networking and set-top box markets, partially offset by increases in DTV and home control net revenues.

North America:  Our net revenue in absolute dollars from North America increased $0.3 million, or 6%, for the three months ended August 3, 2013 compared to the corresponding period in the prior fiscal year. This increase was due to higher revenues in set-top box markets and license and other revenue, partially offset by declines in home control and home networking net revenues. For the six months ended August 3, 2013 net revenue increased $3.5 million, or 48% compared to the corresponding period in the prior fiscal year. The increase was spread across products that we sell into all target markets with the exception of DTV.

Europe:  Our net revenue in absolute dollars from Europe decreased $9.9 million, or 62%, for the three months ended August 3, 2013 compared to the corresponding period in the prior fiscal year. The net revenue from Europe represented 11% of total net revenue compared to 23% in the comparable prior year period. For the six months ended August 3, 2013, net revenue decreased $2.5 million, or 15% compared to the corresponding period in the prior fiscal year. The decreases in both comparative periods are primarily the result of the decrease in shipments to our largest customer and the economic conditions in Europe.

Other regions: Our net revenue in absolute dollars from other regions decreased $1.0 million, or 36%, for the three months ended August 3, 2013, compared to the corresponding period in the prior fiscal year.  For the six months ended August 3, 2013 net revenue decreased $0.7 million, or 17% compared to the corresponding period in the prior fiscal year. The decrease in both comparative periods was primarily the result of the decrease in demand for our products in the home networking market in Brazil.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
TP Vision	*	18%	*	11%
Flextronics	10%	*	12%	12%
Motorola	*	*	*	12%

* This customer provided less than 10% of our net revenue in this period.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin and the related change (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2013	% Change		July 28, 2012	August 3, 2013	% Change	July 28, 2012
Gross profit	$28,066	(8%	)	$30,580	$55,012	6%	$51,675

Gross margin	52.2%			44.8%	51.8%		47.6%

Our gross profit decreased $2.5 million, or 8%, for the three months ended August 3, 2013, compared to the corresponding period in the prior fiscal year. The decrease is mainly to lower revenue in Europe of $10.3 million in our DTV market products. Our gross profit increased $3.3 million, or 6%, for the six months ended August 3, 2013, compared to the corresponding period in the prior fiscal year. The increase was mainly due to $3.0 million in North America due to our license revenue. Our gross margin increased 7.4 and 4.2 percentage points, respectively, for the three and six months ended August 3, 2013 as compared to the corresponding periods in the prior fiscal year. The increase in gross margin was primarily due to the sale of higher margin DTV market products.

Although average selling prices, or ASP, continued to decline across most of our target markets in the three and six months ended August 3, 2013, we continued our significant efforts to reduce average cost per unit, or ACU, across our markets through internal cost savings in our production efforts. The increase in gross margin for the six months ended August 3, 2013 was primarily a result of an increase in license revenue of $3.0 million which has no cost of sale. This was partially offset by the continued decline in volume and ASP products sold into our set-top box market. The decrease in ACU was primarily due to cost reduction efforts and a decrease of fixed costs per unit. Our fixed costs include items such as depreciation and amortization, reserves and compensation costs for operations.

Research and development expense

Research and development expense consists of compensation and benefits costs including variable compensation expense, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation and amortization of our engineering design tools and equipment costs, stock-based compensation expense, and other expenses such as costs for facilities and travel. The following table sets forth research and development expense and the related change (in thousands, except percentages):

	Three Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Research and development expense	$18,769	$27,975	(9,206)	(33%)
Percent of net revenue	34.9%	41.0%

	Six Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Research and development expense	$38,973	$49,764	$(10,791)	(22%)
Percent of net revenue	36.7%	45.9%

The decrease in research and development, R&D, expense of $9.2 million, or 33%, for the three months ended August 3, 2013 compared to the three months ended July 28, 2012 was primarily due to reductions of $6.5 million in employee-related expenses, $0.7 million in stock-based compensation expense, $0.6 million in amortization and depreciation expense, $0.4 million in professional and other service fees and $1.0 million in engineering tools, supplies and other costs. The decrease in research and development expense of $10.8 million, or 22%, for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 was due to reductions of $7.2 million in employee-related expenses, $1.0 million in stock-based compensation expense, $1.0 million in outside services and subcontractors costs, $1.7 million in design and development costs and $0.3 million in depreciation and amortization expense. The decrease was partially offset by an increase of $0.4 million in facilities and related expenses. In both the three and six month periods, the significant cost reduction in our R&D expense resulted from our restructuring efforts, principally through reductions in force.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. The following table sets forth sales and marketing expense and the related change (in thousands, except percentages):

		Three Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Sales and marketing expense	$5,527	$7,795	$(2,268)	(29%)
Percent of net revenue	10.3%	11.4%

		Six Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Sales and marketing expense	$11,209	$14,683	$(3,474)	(24%)
Percent of net revenue	10.5%	13.5%

The decrease in sales and marketing, S&M, expenses of $2.3 million, or 29%, for the three months ended August 3, 2013 compared to the three months ended July 28, 2012 was primarily due to reductions of $1.3 million in employee-related expenses, $0.2 million in stock-based compensation expense, $0.4 million in marketing and travel costs and $0.2 million each in sales commission and other variable costs.

The decrease in sales and marketing expense of $3.5 million, or 24%, for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 was due to decreases of $1.9 million in employee-related expenses, $0.3 million in stock-based compensation, $0.9 million in travel and marketing costs and $0.6 million in other variable costs. These decreases were partially offset by a $0.2 million increase in outside services. The overall decrease in our S&M expense is a result of our reduction in force and our restructuring efforts.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. The following table sets forth general and administrative expense and the related change (in thousands, except percentages):

		Three Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
General and administrative expense	$4,937	$9,489	$(4,552)	(48%)
Percent of net revenue	9.2%	13.9%

		Six Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
General and administrative expense	$9,699	$15,868	$(6,169)	(39%)
Percent of net revenue	9.1%	14.6%

The decrease in general and administrative, G&A, expense of $4.6 million, or 48%, for the three months ended August 3, 2013 compared to the three months ended July 28, 2012 was primarily due to decreases of $1.0 million in employee-related expense, $0.2 million in stock-based compensation expense, $1.4 million in legal and accounting fees and the annual meeting of shareholders, $0.6 million in professional and service fees, $0.8 million in facilities and related costs, and $0.5 million in corporate allocations.

The decrease in general and administrative expense of $6.2 million, or 39%, for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 was due to reductions of $1.1 million in personnel-related expenses, $0.4 million in stock-based compensation, $2.3 million in legal and accounting fees and the annual meeting of shareholders, $1.0 million in corporate allocation, $0.4 million in outside services and $1.0 million in other variable expenses. The overall decrease in our general and administrative expense is a result of our reduction in force and our restructuring efforts.

Impairment of IP, mask sets and design tools

We test long-lived assets, including purchased intangible assets (other than goodwill and in-process research and development) for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three and six months ended August 3, 2013 we recorded an impairment of intangible assets of $0 and $0.2 million, respectively. There were no such impairments recorded in the three and six months ended July 28, 2012.

Restructuring costs

In fiscal 2013, we initiated a number of targeted actions to address several areas in our business model which resulted in the adoption of company-wide cost saving measures. These actions were intended to align our cost structure with our current business outlook and divest or exit underperforming operations. As a result of the restructuring program, we recognized total restructuring costs of $3.3 million in fiscal 2013.

Pursuant to these restructuring initiatives, during the quarter ended May 4, 2013, we took further actions resulting in the headcount reduction of 17 employees and severance and termination-related charges to cost of revenues and operating expenses of $40,000 and $210,000, respectively.

For the quarter ended August 3, 2013, we had restructuring costs which were comprised of headcount adjustments of $0.2 million related to the closure of the Canada office and a facility accrual of $0.8 million for the related Canada lease, which were partially offset by the reversal of deferred rent related to the Canada lease. In connection with our restructuring measures, we closed down the operations of our wholly-owned subsidiary in Canada, which filed for bankruptcy on May 30, 2013. Upon filing for bankruptcy, the main outstanding liability of our Canadian entity relates to minimum monthly payments under a non-cancelable operating lease agreement for office space. In accordance with the provisions of the lease agreement and current communication with the landlord’s agent, if Sigma Canada exercises its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015 for a total exposure of up to $1.2 million. Were Sigma to elect to sublease the premises instead of exercising the option to terminate the lease, potential exposure could be reduced if an agreement were entered into in a reasonable timeframe and on reasonable terms. We have estimated, based on market data available to us, that the potential exposure could be approximately $0.8 million adjusted for recovery from the bankruptcy estate.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)	-
Non-cash items	-	(1,089)	-	(1,089)	-
Balance at February 2, 2013*	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)	-
Non-cash items	-	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514
Charges for the three months ended August 3, 2013	234	-	446	680	680
Cash payments	(551)	-	(14)	(565)	-
Non-cash items	-	-	-	-	-
Balance at August 3, 2013	$65	$-	$435	$500	$4,194

* The amount above includes $40 of certain restructuring charges that were recorded in the Cost of revenue.

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

Interest and other income, net

The following table sets forth net interest and other income and the related change (in thousands, except percentages):

	Three Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Interest and other income, net	$121	$242	$(121)	(50)%

	Six Months Ended
	August 3, 2013	July 28, 2012	$ Change	% Change
Interest and other income, net	$812	$733	$79	11%

Interest and other income primarily consist of gains or losses on foreign exchange transactions, interest income from marketable securities, gains or losses on disposal of assets, gains or losses on sales of marketable securities and gains or losses on currency hedging activities. The decrease of $0.1 million, or 50%, for the three months ended August 3, 2013 compared to the three months ended July 28, 2012 was primarily due to lower interest income. The increase of $80,000, or 11%, for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 was due to a $0.3 million gain on foreign exchange forward contracts, partially offset by a reduction in interest income.

Provision for income taxes

We recorded a provision for income taxes of $3.1 million and $0.4 million for the three months ended August 3, 2013 and July 28, 2012, respectively.  The provision for income taxes was $5.3 million and $0.6 million for the six months ended August 3, 2013 and July 28, 2012, respectively.

The effective tax rates for the three months ended August 3, 2013 and July 28, 2012, were (178)% and (3)%, respectively.  The effective tax rates for the six months ended August 3, 2013 and July 28, 2012, were (130)% and (2)%, respectively.  Our effective tax rates for the three and six months ended August 3, 2013 and July 28, 2012 differ from the federal statutory rate of 35% primarily because of net losses in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.  The increase in negative tax rate is primarily attributable to increasing profitability in taxable jurisdictions relative to our overall worldwide loss. As we are anticipating marginal losses for the year, but have relatively significant tax expense primarily as a result of our jurisdictional mix of income, we are unable to reliably estimate our annual effective tax rate, as small changes in forecosted income would cause significant variability in our effective tax rate. Consequently, during the three and six months ended August 3, 2013, we computed our provision for income taxes based on year to date actual financial results. During the three and six months ended July 28, 2012, the provision for income taxes was computed using a projected annual effective tax rate.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly owned subsidiary in Singapore in 2008 for a period of four years, which ended March 1, 2012, contingent on meeting specified requirements.  We are currently in negotiations with the Economic Development Board for our operations plan in Singapore because we have not been benefitting from the incentives over the last year.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	August 3, 2013	February 2, 2013
Cash and cash equivalents	$57,141	$51,218
Short-term marketable securities	14,654	17,455
	$71,795	$68,673

As of August 3, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $71.8 million, which represents an increase of $3.1 million from $68.7 million at February 2, 2013.  Our cash benefited from positive cash flow generated by operations of $11.7 million, net proceeds from the sale of a development project of $2.0 million and the repayment of a note receivable of $0.3 million. These sources of cash were partially offset by $5.0 million of purchases of software, equipment and leasehold improvements and $4.1 million of purchases of IP.

As of August 3, 2013, we held $17.1 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	August 3, 2013	July 28, 2012
Net cash provided by (used in):
Operating activities	$11,744	$(3,198)
Investing activities	(7,108)	14,869
Financing activities	1,447	2,233
Effect of foreign exchange rate changes on cash and cash equivalents	(160)	(116)
Net increase in cash and cash equivalents	$5,923	$13,788

Cash flows from operating activities

Net cash generated by operating activities of $11.7 million for the six months ended August 3, 2013 was primarily due to a net loss of $9.3 million offset by $17.4 million of non-cash charges included in the net loss and $3.6 million of cash flow increases reflected in the net change of operating assets and liabilities.

Non-cash charges consisted primarily of $10.3 million of depreciation and amortization, $3.6 million of stock-based compensation, $2.9 million for deferred taxes, $0.6 million provision for excess and obsolete inventory, a $0.1 million provision for sales returns, discounts and doubtful accounts, $0.2 million impairment of IP, mask sets and design tools, and $0.8 million of non-cash restructuring charges, partially offset by a $1.1 million gain recognized from our sale of a development project.

The increase in cash flow from operating assets and liabilities for the six months ended August 3, 2013 included a decrease in inventory of $4.3 million, an increase in accounts payable of $13.8 million, a decrease in prepaid expenses and other current assets of $2.4 million, and a decrease in accrued compensation and related benefits and other liabilities of $1.9 million. These increases in cash flows were partially offset by an increase in accounts receivable of $17.4 million, a decrease in income taxes payable of $1.0 million and a decrease in other long-term liabilities of $0.3 million. The changes in operating assets and liabilities reflect the increase in back-end loaded revenue resulting in increase in accounts receivable and our overall restructuring efforts.

The increase in accounts receivable was primarily the result of $8.4 million of invoiced licenses which was not received prior to the end of our second quarter as well as the timing of product shipments during the quarter, which resulted in an increase of our days of sales outstanding from 46 days in the first quarter to 66 days in the current quarter.

The decrease in inventory was the result of purchases of wafers used by our media processor products during the quarter, which resulted in an increase in our annualized rate of inventory turns to 6 times per year compared to 7 for the prior quarter.

The net decrease in accounts payable and accrued compensation and related benefits and other liabilities was primarily due to decreased purchases of inventory and the timing of payments for inventory and software.

Net cash used in operating activities of $3.2 million for the six months ended July 28, 2012 was primarily due to a net loss of $27.1 million, partially offset by $16.4 million of non-cash charges included in the net loss and $7.5 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of $10.7 million of depreciation and amortization, $5.6 million of stock-based compensation and a $1.7 million provision for excess and obsolete inventories, partially offset by a $1.4 million gain related to the acquisition of the DTV business from Trident Microsystems, reflecting that the sum of the fair value of net assets we acquired exceeded the acquisition cost.  Cash flow increases reflected in the net change of operating assets and liabilities consisted primarily of a $13.0 million increase in accrued compensation and related benefits and other liabilities, a $9.1 million increase in accounts payable and a $1.6 million decrease in inventories, partially offset by a $8.5 million increase in accounts receivable, a $3.2 million increase in prepaid expenses and other current assets, a $2.6 million increase in other non-current assets and a $1.0 million reduction in other long-term liabilities.  The changes in operating assets and liabilities generally reflect the increase in revenues and related expenses resulting from the expansion of our DTV business subsequent to the Trident Microsystems asset acquisition, partially offset by a reduction of media processor wafer inventory.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products and the ongoing success of our cost reduction efforts.

Cash flows from investing activities

Net cash used in investing activities was $7.1 million for the six months ended August 3, 2013, which was primarily due to payments of $5.0 million for capital assets, primarily to support research and development activities, purchases of IP of $4.1 million and net purchases of marketable securities of $0.2 million. These uses were partially offset by net proceeds from the sale of a development project of $2.0 million and the repayment of a note receivable of $0.3 million.

Net cash provided by investing activities was $14.9 million for the six months ended July 28, 2012, which was primarily due to net sales of marketable securities of $57.9 million, partially offset by payments of $39.7 million in connection with the Trident Microsystems asset acquisition and $3.3 million for the purchase of capital assets and IP, primarily to support research and development activities.

Cash flows from financing activities

Net cash provided by financing activities was $1.4 million for the six months ended August 3, 2013, which was primarily due to proceeds from exercises of employee stock options. Net cash provided by financing activities was $2.2 million for the six months ended July 28, 2012, which was due to proceeds from exercises of employee stock options.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of August 3, 2013 (in thousands):

	Payments Due by Period
	Fiscal 2014 (Remaining 6 months)	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Total
Operating leases	$2,661	$7,254	$1,785	$11,700
Non-cancelable purchase obligations	17,594	-	-	17,594
Total contractual obligations	$20,255	$7,254	$1,785	$29,264

Design Tools

During the quarter ended August 3, 2013, we entered into an agreement with a vendor to purchase $12.9 million of design tools. In June 2013, approximately $1.3 million of the related licenses were delivered to us. The remaining $11.6 million of licenses will be delivered in December 2013. Payments on the licenses are being made on a quarterly basis from June 2013 through March 2016. As of August 3, 2013, remaining payments for the licenses totaled $12.4 million.

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

Interest rate sensitivity:  As of August 3, 2013 and February 2, 2013, we held approximately $88.9 million and $82.9 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

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

As of August 3, 2013, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the New Israeli Shekel with foreign exchange forward contracts.  As of August 3, 2013, we had foreign exchange contracts with notional values of approximately $5.6 million that mature on or before April 28, 2014.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at August 3, 2013, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.4 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Chinese Renminbi, Danish Krone, Euro, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at August 3, 2013, the aggregate fair value of all these foreign currency amounts would decline by $0.4 million.

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

As of August 3, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of August 3, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2014 to date, we have experienced turnover in our finance and accounting function, including our Chief Financial Officer.  We have hired and continue to hire key qualified personnel to address departures in our finance and accounting department and believe this turnover has not had a material impact on our internal control over the financial reporting as of August 3, 2013. We will continue assessing and monitoring the impact, if any, of this turnover on our internal control over financial reporting.

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

In the third and fourth quarter of fiscal 2013 and the first and second quarter of fiscal 2014, we launched and implemented a restructuring plan to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

For the three months ended August 3, 2013, Flextronics accounted for 10% of our net revenue.  For the three months ended July 28, 2012, TP Vision accounted for 18% of our net revenue.

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

We added two new directors to our board of directors in fiscal 2014, which may lead to changes in the execution of our business strategies and objectives.

In connection with our annual meeting of shareholders on July 26, 2013, two new directors were elected to our board of directors. Two of our other directors have served on our board of directors for less than 18 months.  Because of these additions, our board of directors has not worked together as a group for an extended period of time. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of August 3, 2013, we held 47 patents and these patents will expire within the next six to twenty years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including DTV, home networking, set-top box, and home control market. The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles. The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending. The worldwide economy, generally, and consumer spending, specifically, has significantly declined, which has negatively impacted our target markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, and other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center. During fiscal 2009, we established a foreign operating subsidiary in Singapore. However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones. As a result, we have initiated renewed negotiations with the Singapore tax agency in an effort to modify the business milestones to be more achievable and continue to benefit from a reduced rate of taxation. Even though the agency continues to negotiate with us, there is a risk that we will not be able to achieve the modified milestones which could result in a significantly higher tax rate on the income we recognize in Singapore. For the three months ended August 3, 2013, we did not recognize any tax benefits from Singapore. The increased tax rate in Singapore if we were to permanently lose some or all of these tax benefits could be applied to current profits or retroactively to income generated over previous years in Singapore, which could have a material adverse impact on our consolidated financial results.

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

We have a history of fluctuating operating results. We reported net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, and a net loss of $4.8 million and $9.3 million for the three and six months ended August 3, 2013, respectively. To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel. Our Chief Executive Officer has served in that role for us for over thirty years and the loss of his services could have a negative impact on our operations. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in fiscal 2013, we terminated a significant number of employees and also imposed work furloughs. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and seek alternative employment opportunities. None of our officers or key employees is bound by an employment agreement for any specific term. For example, in fiscal 2014, we announced the resignation of our Chief Financial Officer. The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of August 3, 2013, we had 127 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The market for our common stock has been subject to significant volatility which is expected to continue. For example, for the quarter ended August 3, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $5.73 on July 15, 2013 to a low of $4.58 on May 22, 2013. During the fiscal year ended February 2, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.13 on August 28, 2012 to a low of $4.68 on April 10, 2012. This volatility may or may not be related or proportionate to our operating performance. Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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
Date: September 12, 2013
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