Form 10-Q
period 2013-11-02
SIGMA DESIGNS INC
filed 2013-12-12
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

As of December 10, 2013, the Company had 34,602,547 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2013	February 2, 2013
	(unaudited)	(note)
ASSETS
Current assets
Cash and cash equivalents	$50,326	$51,218
Short-term marketable securities	11,412	17,455
Restricted cash	1,771	1,769
Accounts receivable, net	39,256	21,648
Inventory	19,176	24,929
Deferred tax assets	4,683	5,868
Prepaid expenses and other current assets	8,845	13,578
Total current assets	135,469	136,465

Long-term marketable securities	24,574	14,253
Software, equipment and leasehold improvements, net	16,398	17,106
Intangible assets, net	31,696	36,573
Deferred tax assets, net of current portion	43	2,681
Long-term investments and notes receivable, net of current portion	4,144	8,943
Other non-current assets	4,803	4,810
Total assets	$217,127	$220,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,580	$11,046
Accrued compensation and related benefits	8,381	8,773
Accrued liabilities	19,749	20,018
Total current liabilities	40,710	39,837

Income taxes payable	19,514	17,723
Long-term deferred tax liabilities	481	804
Other long-term liabilities	215	449
Total liabilities	60,920	58,813

Commitments and contingencies (Note 14)

Shareholders' equity
Preferred stock	-	-
Common stock and additional paid-in capital	481,905	475,070
Treasury stock	(85,941)	(85,941)
Accumulated other comprehensive income	746	1,090
Accumulated deficit	(240,503)	(228,201)
Total shareholders' equity	156,207	162,018
Total liabilities and shareholders' equity	$217,127	$220,831

Note: Amounts have been derived from the February 2, 2013 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenue	$54,394	$63,905	$160,696	$172,414
Cost of revenue	23,311	38,423	74,601	95,257
Gross profit	31,083	25,482	86,095	77,157

Operating expenses
Research and development	17,555	26,741	56,528	76,505
Sales and marketing	5,608	12,774	16,817	27,457
General and administrative	5,212	6,007	14,911	21,874
Restructuring costs	1,104	821	1,994	821
Impairment of IP, mask sets and design tools	150	-	338	-
Gain on acquisition	-	-	-	(1,417)
Total operating expenses	29,629	46,343	90,588	125,240
Income (loss) from operations	1,454	(20,861)	(4,493)	(48,083)
Gain on sale of development project	-	-	1,079	-
Gain on sale (impairment) of privately-held investments, net	(163)	-	(163)	-
Interest and other income (expense), net	(91)	299	721	1,032
Income (loss) before income taxes	1,200	(20,562)	(2,856)	(47,051)
Provision for income taxes	4,178	18,889	9,446	19,520
Net loss	$(2,978)	$(39,451)	$(12,302)	$(66,571)

Net loss per common share:
Basic	$(0.09)	$(1.18)	$(0.36)	$(2.02)
Diluted	$(0.09)	$(1.18)	$(0.36)	$(2.02)

Shares used in computing net loss per share:
Basic	34,518	33,383	34,129	33,032
Diluted	34,518	33,383	34,129	33,032

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss	$(2,978)	$(39,451)	$(12,302)	$(66,571)

Other comprehensive income (loss):
Accumulated translation adjustment	187	373	(131)	(122)
Unrealized gain (loss) on marketable securities	(17)	360	(213)	687

Other comprehensive income (loss):	170	733	(344)	565

Comprehensive loss	$(2,808)	$(38,718)	$(12,646)	$(66,006)

See Accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net loss	$(12,302)	$(66,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,764	17,082
Stock-based compensation	5,387	8,078
Provision for excess and obsolete inventory	613	3,613
Provision for sales returns, discounts, and doubtful accounts	250	174
Deferred income taxes	3,491	18,098
Loss on disposal of equipment	19	142
Accretion of contributed leasehold improvements	(30)	(189)
Gain on acquisition	-	(1,417)
Gain on sale of development project	(1,079)	-
Gain on sale of privately-held investment	(137)	-
Impairment of IP, mask sets, design tools and other assets	750	-
Impairment loss on privately-held investment	300	-
Changes in operating assets and liabilities:
Accounts receivable	(17,859)	(3,456)
Inventory	5,139	2,312
Prepaid expenses and other current assets	3,156	(7,402)
Other non-current assets	1	(2,684)
Accounts payable	3,371	11,296
Accrued compensation and related benefits and other liabilities	1,214	19,003
Income taxes payable	1,619	(758)
Other long-term liabilities	(313)	(2,319)
Net cash provided by (used in) operating activities	8,354	(4,998)

Cash flows from investing activities:
Restricted cash	(2)	-
Purchases of marketable securities	(17,732)	(15,264)
Sales and maturities of marketable securities	13,240	72,339
Purchases of software, equipment and leasehold improvements	(6,534)	(2,754)
Proceeds from sale of development project, net of transaction fees	1,971	-
Proceeds from sale of privately-held investment	2,137	-
Cash paid in connection with acquisition	-	(39,740)
Repayment of note receivable	450	-
Purchases of IP	(4,046)	(6,767)
Net cash provided by (used in) investing activities	(10,516)	7,814

Cash flows from financing activities:
Net proceeds from exercises of employee stock options and stock purchase rights	1,448	2,536
Excess tax benefits from share-based compensation	-	(345)
Net cash provided by financing activities	1,448	2,191

Effect of foreign exchange rate changes on cash and cash equivalents	(178)	41
Net increase (decrease) in cash and cash equivalents	(892)	5,048

Cash and cash equivalents at beginning of period	51,218	44,283
Cash and cash equivalents at end of period	$50,326	$49,331

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,149	$2,177

See Accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these interim condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a leader in intelligent media platforms in home entertainment and control.  We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control market. We derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The interim condensed consolidated financial statements include Sigma Designs, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions are eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The third quarter of fiscal 2014 and fiscal 2013 ended on November 2, 2013 (91 days) and October 27, 2012 (91 days), respectively.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended February 2, 2013, included in our fiscal 2013 Annual Report on Form 10-K, as filed with the SEC on April 12, 2013, referred to as our fiscal 2013 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at November 2, 2013 and February 2, 2013, the consolidated results of our operations for the three and nine months ended November 2, 2013 and October 27, 2012, and the consolidated cash flows for the nine months ended November 2, 2013 and October 27, 2012.  The results of operations for the three and nine months ended November 2, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect our consolidated total revenues, consolidated operating income (loss) or consolidated net loss.

Adoption of new accounting policy: During the third quarter of fiscal 2014, we adopted prospectively, the authoritative guidance, ASU No. 2010-17, “Revenue Recognition – Milestone Method”, (ASU 2010-17) that provides an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with (1) either the vendor’s performance to achieve the milestone or (2) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 that have had a significant impact on our consolidated financial statements or notes thereto.

Use of estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies.  These estimates and assumptions are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Accounting Standard Update 2013-11 ("ASU 2013-11") is required for our fiscal year beginning February 2, 2014. Early adoption is permitted. The Company will adopt ASU 2013-11 for its fiscal year beginning February 2, 2014. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

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

2.             Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	November 2, 2013			February 2, 2013
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$33,841	$342	$34,183	$30,642	$537	$31,179
Money market funds	8,377	-	8,377	21,032	-	21,032
Municipal bonds and notes	509	8	517	515	14	529
Fixed income mutual funds	1,261	26	1,287	1,259	20	1,279
Total cash equivalents and marketable securities	$43,988	$376	$44,364	$53,448	$571	$54,019

Cash on hand held in the United States			1,954			1,441
Cash on hand held overseas			39,994			27,466
Total cash on hand			41,948			28,907

Total cash, cash equivalents and marketable securities			$86,312			$82,926

Reported as:
Cash and cash equivalents			50,326			51,218
Short-term marketable securities			11,412			17,455
Long-term marketable securities			24,574			14,253
			$86,312			$82,926

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	November 2, 2013		February 2, 2013
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$19,704	$19,790	$39,595	$39,766
Due in greater than one year	24,284	24,574	13,853	14,253
Total	$43,988	$44,364	$53,448	$54,019

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$34,183	$34,183	$-	$-
Money market funds	8,377	8,377	-	-
Municipal bonds and notes	517	517	-	-
Fixed income mutual funds	1,287	1,287	-	-
Total cash equivalents and marketable securities	$44,364	$44,364	$-	$-
Restricted cash	1,771	1,771	-	-
Derivative instruments asset	132	-	132	-
Total assets measured at fair value	$46,267	$46,135	$132	$-

	February 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$31,179	$31,179	$-	$-
Money market funds	21,032	21,032	-	-
Municipal bonds and notes	529	529	-	-
Fixed income mutual funds	1,279	1,279	-	-
Total cash equivalents and marketable securities	$54,019	$54,019	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments asset	438	-	438	-
Total assets measured at fair value	$56,226	$55,788	$438	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired, as we are not able to estimate their fair value by practicable means. As further described in Note 6, as of November 2, 2013, we held equity investments in three, and promissory notes receivable in one, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to cost of $4.4 million. During the three months ended November 2, 2013, we recognized a gain of approximately $0.1 million relating to the sale of an equity investment partially offset by an impairment charge of $0.3 million for another equity investment which we determined had an other-than-temporary impairment. As of November 2, 2013, we did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of our remaining investments; as a result they were not evaluated for impairment. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period. The accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For those derivatives qualifying for hedge accounting, the effective portions of derivative’s gains or losses on these hedges are initially recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. We record the ineffective portions of the hedging instruments in interest and other income, net in our condensed consolidated statements of operations. For those derivative instruments that do not qualify for hedge accounting, we record the changes in fair value directly in earnings as interest and other income, net in our condensed consolidated statement of operations.

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

As of November 2, 2013, we had foreign exchange contracts to sell up to approximately $3.4 million for a total amount of approximately NIS 12.3 million, that mature on or before April 28, 2014.  As of February 2, 2013, we had foreign exchange contracts to sell up to approximately $10.4 million for a total amount of approximately NIS 40.0 million, that mature on or before December 23, 2013. For the three and nine months ended November 2, 2013, we recognized gains of less than $0.1 million and $0.3 million, respectively, as a result of foreign exchange contracts. For the three and nine months ended October 27, 2012, we recognized a gain of approximately $0.4 million and a loss of less than $0.1 million, respectively, as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of November 2, 2013 and February 2, 2013 (in thousands):

Derivative Assets	Balance Sheet Location	November 2, 2013	February 2, 2013
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$132	$438
Total fair value of derivative instruments		$132	$438

The effects of derivative instruments on our net loss and accumulated other comprehensive income (loss) for the three and nine months ended November 2, 2013 and October 27, 2012 are summarized as follows (in thousands):

	Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Location

Three months ended November 2, 2013, foreign exchange contracts	$45	Interest and other income, net

Nine months ended November 2, 2013, foreign exchange contracts	$296	Interest and other income, net

Three months ended October 27, 2012, foreign exchange contracts	$386	Interest and other income, net

Nine months ended October 27, 2012, foreign exchange contracts	$(44)	Interest and other income, net

There was no impact from ineffective portions on designated cash flow derivative contracts for the three and nine months ended November 2, 2013 and October 27, 2012.

5.             Restricted cash

As of November 2, 2013 and February 2, 2013, we had $1.8 million of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease.

6.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	November 3, 2013	February 2, 2013
Issuer B	$2,000	$2,000
Issuer C	1,000	1,000
Issuer D	1,000	1,000
Issuer E	-	300
Issuer F	-	2,000
Issuer G	144	143
Total equity investments	$4,144	$6,443
Notes receivable:
Issuer B	300	750
Issuer H	-	2,500
Total notes receivable	300	3,250
Total equity investments and notes receivable	$4,444	$9,693

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

In the fourth quarter of fiscal 2011, we also purchased a convertible note, which has been converted to equity, from another privately-held technology company (“Issuer E”) with a face value equal to the cost of $0.3 million. In the third quarter of fiscal 2014, we recorded an impairment charge of $0.3 million on this investment as we concluded the impairment to be other-than temporary.

In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately-held technology company (“Issuer F”) at a total investment cost of $2.0 million. During the third quarter of fiscal 2014, we sold this investment for a total consideration of $2.6 million of which we received $2.1 million cash and recognized a gain of approximately $0.1 million on the sale of the investment, accordingly. The remaining $0.5 million is held in escrow related to an indemnity agreement for an 18-month period. We will recognize a gain on the remaining consideration upon receipt of the net proceeds from escrow.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer G”).

Notes receivable from privately-held companies

In November 2010, we loaned $1.0 million to Issuer B and received a secured promissory note. This promissory note is secured by the assets of Issuer B, bears interest at a rate of 5% per annum and is scheduled to be fully repaid during the fourth quarter of fiscal 2014.

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

As of November 2, 2013 and February 2, 2013, our notes receivable from privately-held companies were valued at $0.3 million and $3.3 million, respectively, representing their cost. We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. The Company analyzes each investment quarterly for evidence of impairment.

The Company’s President and Chief Executive Officer is a member of the Board of Directors of four of the six companies we have invested in. Each of the aforementioned investment transactions was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

7.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of November 2, 2013 and February 2, 2013 (in thousands):

Accounts receivable

	November 2, 2013	February 2, 2013
Accounts receivable	$39,803	$21,943
Allowance for doubtful accounts	(547)	(295)
Total accounts receivable, net	$39,256	$21,648

Inventory

	November 2, 2013	February 2, 2013
Wafers and other purchased materials	$9,908	$12,553
Work-in-process	2,408	1,071
Finished goods	6,860	11,305
Total inventory	$19,176	$24,929

Prepaid expenses and other current assets

	November 2, 2013	February 2, 2013
Prepayments for inventory	$2,535	$2,542
Amounts due from seller related to DTV acquisition	1,436	4,519
Note receivable	300	750
Assets held for sale	-	623
Other current assets	4,574	5,144
Total prepaid expenses and other current assets	$8,845	$13,578

Software, equipment and leasehold improvements

	Estimated Useful Lives (years)			November 2, 2013	February 2, 2013
Software		2		$27,481	$24,216
Equipment	2	to	5	19,939	17,688
Office equipment and furniture		2		8,764	8,338
Leasehold improvements	1	to	6	3,161	3,097
Total				59,345	53,339
Less: Accumulated depreciation and amortization				(42,947)	(36,233)
Total software, equipment and leasehold improvements, net				$16,398	$17,106

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended November 2, 2013 and October 27, 2012 was $1.8 million and $2.9 million, respectively, and for the nine months ended November 2, 2013 and October 27, 2012 was $6.8 million and $8.0 million, respectively.

Accrued liabilities

	November 2, 2013	February 2, 2013
Income taxes	$4,335	$4,508
License fees	1,037	3,553
Deferred revenue	5,213	3,099
Rebates	4,656	1,475
Royalties	1,117	951
Warranty	1,000	1,447
Restructuring	869	1,023
Settlements	75	425
Other accrued liabilities	1,447	3,537
Total accrued liabilities	$19,749	$20,018

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

The addition of Trident's industry-leading DTV media processor System-on-a-Chip, or SoC, products for next-generation Internet-enabled digital televisions has significantly expanded our served available market. DTV products complement our existing IPTV set-top box and connected media player SoC solutions and augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home.

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

The purchase price in the transaction was allocated as follows (in thousands, except years):

	Purchase price (in thousands)	Estimated useful Life (in years)
Purchased tangible assets and liabilities
Accounts receivable	$13,410
Inventory	13,643
Prepaid inventory	2,895
Prepaid third party support	2,466
Deposit with contract manufacturer	3,543
Property and equipment	2,553	1.5
Mask sets	1,438	3
Net liabilities	(1,489)
Purchased identifiable intangible assets:
Developed technology	1,168	3
Gain on acquisition	(1,417)
Cash consideration	$38,210
Other consideration	-
Total consideration issued in the acquisition	$38,210

The results of operations of the DTV business have been included in the consolidated results of operations from May 4, 2012.

For the three and nine months ended November 2, 2013, net sales of approximately $9.8 million and $36.7 million, respectively, and an operating loss of approximately $2.9 million and $4.4 million, respectively, attributable to the DTV business, were included in the condensed consolidated results of operations. For the three and nine months ended October 27, 2012, net sales of approximately $27.8 million and $54.4 million, respectively, and an operating profit of approximately $1.2 million and operating loss of $0.9 million, respectively, attributable to the DTV business, were included in the condensed consolidated results of operations.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred as of the beginning of the fiscal years of the periods presented. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating the operations of the DTV business. The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. The pro forma consolidated results of operations for the nine months ended October 27, 2012 include non-recurring adjustments of $4.0 million of direct acquisition costs (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenue	$54,394	$63,905	$106,696	$195,358
Net loss	(2,978)	(39,451)	(12,302)	(85,116)
Basic and diluted net loss per share	(0.09)	(1.18)	(0.36)	(2.58)

9.             Intangible assets

Intangible assets at the end of each period consisted of the following (in thousands, except for years):

	November 2, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,025	$(38,908)	$13,117	3.1
Customer relationships	20,218	(16,730)	3,488	2.9
Trademarks	2,678	(2,074)	604	5.1
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP - amortizing	16,053	(10,603)	5,450	1.7
Total amortizing	92,374	(69,715)	22,659	2.8
Purchased IP - not yet deployed	9,037	-	9,037
Total intangibles	$101,411	$(69,715)	$31,696

	February 2, 2013
	Gross Value	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$52,025	$(34,567)	$17,458	3.6
Customer relationships	20,218	(15,782)	4,436	3.6
Trademarks	2,678	(1,983)	695	5.9
Non-compete agreements	1,400	(1,400)	-	-
Purchased IP – amortizing	15,854	(7,970)	7,884	2.4
Total amortizing	92,175	(61,702)	30,473	3.4
Purchased IP - not yet deployed	6,100	-	6,100
Total intangibles	$98,275	$(61,702)	$36,573

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

We test long-lived assets, including our intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.

Amortization expense related to intangible assets was $2.6 million and $8.0 million for the three and nine months ended November 2, 2013, respectively, and $3.1 million and $8.0 million for the three and nine months ended October 27, 2012, respectively.  As of November 2, 2013, we had $9.0 million of Purchased IP, which we have not yet begun to amortize.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of sales	$2,257	$2,647	$6,848	$6,716
Operating expenses	383	403	1,165	1,208
Total intangibles amortization expense	$2,640	$3,050	$8,013	$7,924

The estimated future amortization expense of intangible assets with finite lives as of November 2, 2013 is as follows (in thousands):

Fiscal year	Total
2014 (remaining three months)	$2,636
2015	8,800
2016	6,574
2017	3,912
2018	636
Thereafter	101
Total	$22,659

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

Details of the change in accrued warranty as of November 2, 2013 and October 27, 2012 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
November 2, 2013	$1,040	$175	$(215)	$1,000
October 27, 2012	$1,157	$373	$(203)	$1,327

Nine Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
November 2, 2013	$1,447	$213	$(660)	$1,000
October 27, 2012	$1,326	$729	$(728)	$1,327

11.          Restructuring costs

In fiscal 2013, as a result of significant expansion inour infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.2 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million were reflected in cost of revenue and $3.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $2.4 million in research and development, $0.4 million in sales and marketing and $0.4 million in general and administrative). Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Terminations costs are recognized when the costs are deemed both probable and estimable. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $14.0 million to $14.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually which is in line with our original estimates. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

In the first quarter of fiscal 2014, we recorded restructuring charges of approximately $0.2 million related to a workforce reduction of 17 employees with related charges to cost of revenue and operating expenses of $33,000 and $210,000, respectively. In the second quarter of fiscal 2014, and as part of our ongoing restructuring plan, we incurred restructuring charges of approximately $0.5 million net, related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. Of the total restructuring charges and exit costs recorded in the second quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $0.7 million were reflected in operating expenses ($0.1 million in research and development, $0.1 million in sales and marketing and $0.5 million in general and administrative). In the third quarter of fiscal 2014, and as part of our continuing effort to reduce expenses, we incurred restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. Of the total restructuring charges recorded in the third quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $1.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $0.8 million in research and development, $0.1 million in sales and marketing and $0.2 million in general and administrative).

Expenses recognized for restructuring activities impacting our operating expenses are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $4.0 million to $4.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)	-
Non-cash items	-	(1,089)	-	(1,089)	-
Balance at February 2, 2013	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013*	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)	-
Non-cash items	-	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514
Charges for the three months ended August 3, 2013	234	-	446	680	680
Cash payments	(551)	-	(14)	(565)	-
Non-cash items	-	-	-	-	-
Balance at August 3, 2013	$65	$-	$435	$500	$4,194
Charges for the three months ended November 2, 2013	968	-	137	1,105	1,105
Cash payments	(235)	-	(501)	(736)	-
Non-cash items	-	-	-	-	-
Balance at November 2, 2013	$798	$-	$70	$869	$5,299

* The amount above includes $40,000 of certain restructuring charges that were recorded in the cost of revenue.

12.          Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash.

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the accompanying condensed consolidated statements of operations for the nine months ended November 2, 2013. The gain was recorded in the first quarter of fiscal 2014 on the basis that we obtained a signed agreement, the closing consideration of $2.0 million was received (non-refundable), delivery of the underlying assets and intellectual property and transfer of employees occurred during the first quarter of fiscal 2014, and we do not have further obligations or deliverables under the Asset Purchase Agreement beyond May 4, 2013.  Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

We have elected to account for the contingent payment under the milestone method described by FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. Milestones are considered substantive based on the potential enhancement of value to the Buyer and the fact that consideration earned from the achievement of a milestone relates solely to past performance. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which was due by September 30, 2013, in accordance with the Asset Purchase Agreement.

The Buyer has advised us that it does not believe the milestones have been met by September 30, 2013. We are reviewing the Buyer’s position and evaluating our response, which may include pursuing our rights through the dispute provisions set forth in the Asset Purchase Agreement. To the extent we recognize any payment in regards to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer.

13.          Sale of IP licenses

On September 27, 2013, the Company entered into an agreement to license specified IP block and other related technology to a customer to be used in chip designs for a fee of approximately $8.8 million. In addition, the Company agreed to provide technical support services to resolve difficulties and to answer inquiries in using the licensed technology. Pursuant to this agreement, the customer is obligated to make payments upon the attainment and acceptance of significant milestones, as set forth in the agreement. During the third quarter of fiscal 2014, the first two milestones were met, delivered and accepted by the customer resulting in $3.9 million of revenue recognition. Total additional milestone payments under the agreement are approximately $4.9 million.

14.          Commitments and contingencies

Commitments

Operating leases

Our primary facility is located in Milpitas, California. We also lease facilities in China, Denmark, France, Germany, The Netherlands, Hong Kong, Singapore, Taiwan, Vietnam, South Korea and Israel. We also lease vehicles under non-cancelable leases.

As further described in Note 11, in connection with certain restructuring measures adopted in fiscal 2013, we early terminated our non-cancelable lease agreement in Canada. In the second quarter of fiscal 2014, we could reasonably estimate the outcome and as a result, we reserved $0.8 million of cost accrual for that matter. During the third quarter of fiscal 2014, we entered into a settlement of all outstanding disputes between the parties and as a result of the settlement we paid approximately $0.8 million to the landlord. In the third quarter of fiscal 2014, pursuant to our restructuring plan, we early terminated a facility lease for our location in southern California. See Note 11 for further information regarding the restructuring plan.

Future minimum annual payments under non-cancelable operating leases as of November 2, 2013 are as follows (in thousands):

Fiscal Year	Amount
2014 (remaining three months)	$1,438
2015	4,356
2016	2,898
2017	1,641
2018	144
Total minimum lease payments	$10,477

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of November 2, 2013, the total amount of outstanding non-cancelable purchase orders was approximately $16.6 million.

Design Tools

During the second quarter of fiscal 2014, we entered into an agreement with a vendor to purchase $12.9 million of design tools. In June 2013, approximately $1.3 million of related licenses were delivered to us. The remaining $11.6 million of licenses will be delivered in December 2013. Payments on the licenses are being made on a quarterly basis from June 2013 through March 2016. As of November 2, 2013 remaining payments for the licenses totaled $11.9 million.

Indemnifications

In certain limited circumstances, we have agreed, and may agree in the future, to indemnify certain customers against patent infringement claims from third parties related to our intellectual property. In these limited circumstances, the terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. To date, we have not incurred or accrued any significant costs related to any claims under such indemnification provisions.

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of November 2, 2013.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During the three and nine months ended November 2, 2013, we recorded royalty expense of $0.5 million and $1.6 million, respectively, and $0.3 million and $1.5 million for the three and nine months ended October 27, 2012, respectively, which was recorded to cost of revenue.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, CopperGate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through November 2, 2013, we had obtained grants from the OCS aggregating to $5.1 million for certain of our research and development projects in Israel. We completed the most recent of these projects in fiscal 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to grants received, plus LIBOR-based interest. As of November 2, 2013, our remaining obligation under these programs was $1.0 million.

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

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our SoCs infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The Court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us. We have responded to those counter-claims. The parties are now conducting discovery in the matter. The trial date for the Litigation has been set for January 5, 2015.

In April 2013, we initiated a lawsuit against Trident and NXP Semiconductors Netherlands B.V. (“NXP”) Adv. Aoc. No. 13-50940 (CSS) in the United States Bankruptcy Court for the District of Delaware. Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. In May 2012, we entered into an Asset Purchase Agreement (“APA”) with Trident to acquire certain assets of its digital television and PC television businesses, as further discussed in Note 8. In connection with the APA, we entered into a Transition Services Agreement (“TSA”) under which Trident agreed to provide certain transition services to us following the closing, including management of billings and collections with their former customers and payment to former vendors, among others. We are seeking recovery of $1.8 million that we paid to Trident to specifically pay to NXP, on our behalf pursuant to the TSA, for purchases of inventory that Trident, on our behalf, made from NXP during the month of June 2012. NXP claimed they had not received payment of $1.8 million from Trident and reduced such amount from our inventory prepayment balance with NXP. Both Trident and NXP have filed motions to dismiss our claims and we have answered their motions. The Court has not yet ruled on their motions to dismiss. During the third quarter of fiscal 2014, we could reasonably estimate our potential range of loss on this matter. Accordingly, we have recognized an impairment of approximately $0.4 million on this receivable which is recorded in the “General and administrative” line of the condensed consolidated statements of operations. The net receivable of $1.4 million is presented in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet at November 2, 2013.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million. In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On December 4, 2012, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our set-top box business. On July 16, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our DTV business. During the third quarter of fiscal 2014, we could reasonably estimate our exposure to these audits and as a result, we have accrued $0.1 million of penalties which was included in the sales and marketing expenses in the condensed consolidated statements of operations. As of November 2, 2013, the end of our third fiscal quarter to which this report relates, we believe we were in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing

 Early termination lease agreement for office-space

In connection with our restructuring measures adopted during the third and fourth quarters of fiscal 2013, as further described in Note 11, and due to the lack of solvency and liquidity of our wholly-owned subsidiary in Canada (“Sigma Canada”), we decided to close down the operations of Sigma Canada. On February 23, 2013, our Board of Directors approved the filing for bankruptcy of Sigma Canada, which we filed on May 30, 2013. Sigma Canada has appointed a Trustee in Canada to provide legal advice and assistance throughout the bankruptcy process. Based on our assessment of the financial condition and obligations of Sigma Canada, outstanding obligations beyond the filing date for bankruptcy were mainly related to the minimum monthly payment obligations under a non-cancellable operating lease agreement for office space. In accordance with the provisions of the lease agreement and communication with the landlord’s agent, if Sigma Canada exercised its early termination provision, Sigma Canada would be liable for an early termination penalty of $0.3 million and monthly lease payments of approximately $45,000 from May 2013 through May 2015 for a total exposure of up to $1.1 million. Were Sigma to elect to sublease the premises instead of exercising the option to terminate the lease, potential exposure could be reduced if an agreement were entered into in a reasonable timeframe and on reasonable terms.  We estimated, based on market data available to us, that the potential exposure could be approximately of $0.8 million adjusted for recovery from the bankruptcy estate. During the third quarter of fiscal 2014, we entered into a settlement of all outstanding disputes between the parties and as a result of the settlement we paid $0.8 million to the landlord.

15.           Net loss per share

Basic and diluted net loss per share for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net loss per share computed for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss, as reported	$(2,978)	$(39,451)	$(12,302)	$(66,571)
Weighted-average common shares outstanding-basic	34,518	33,383	34,129	33,032
Dilutive effect of employee stock plans	-	-	-	-
Weighted-average common shares outstanding- diluted	34,518	33,383	34,129	33,032
Net loss per share – basic	$(0.09)	$(1.18)	$(0.36)	$(2.02)

Net loss per share – diluted	$(0.09)	$(1.18)	$(0.36)	$(2.02)

The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options excluded because the effect of including would be anti-dilutive	18	149	21	157

Stock options excluded because exercise price is in excess of average stock price	4,078	5,380	4,477	5,460

Restricted stock awards and units excluded because the effect of including would be anti-dilutive	75	147	44	87

Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	230	68	410	290

16.           Equity incentive plans and employee benefits

Stock option awards

Activity of our combined stock option plans for the nine months ended November 2, 2013 is summarized as follows:

	Number of Options	Weighted Average Exercise Price Per Option
As of February 2, 2013	5,055,787	$12.50
Granted	-	-
Exercised	(9,949)	3.26
Cancelled or forfeited	(459,834)	11.18
As of May 4, 2013	4,586,004	$12.65
Granted	368,680	4.59
Exercised	(8,878)	2.21
Cancelled or forfeited	(728,912)	15.07
As of August 3, 2013	4,216,894	$11.57
Granted	-	-
Exercised	(1,387)	0.95
Cancelled or forfeited	(223,542)	12.21
As of November 2, 2013	3,991,965	$11.60

Options exercisable as of:
November 2, 2013	3,065,559	$12.76

Restricted stock awards

Activity of our restricted stock awards, or RSAs, for the nine months ended November 2, 2013 is summarized as follows:

	Number of RSAs	Weighted Average Grant- Date Fair Value (Per RSA)	Aggregate Value
As of February 2, 2013	163,311	$8.71	$1,422,439
Granted	-	-
Vested	(6,588)	9.50
Cancelled	(13,175)	9.50
As of May 4, 2013	143,548	$8.60	$1,234,513
Granted	-	-
Vested	(10,980)	6.83
Cancelled	-	-
As of August 3, 2013	132,568	$8.75	$1,159,970
Granted	-	-
Vested	-	-
Cancelled	-	-
As of November 2, 2013	132,568	$8.75	$1,159,970

Restricted stock units

Activity of our restricted stock units, or RSUs, for the nine months ended November 2, 2013 is summarized as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (Per RSU)	Aggregate Value
As of February 2, 2013	632,262	$6.28	$3,970,605
Granted	37,675	4.65
Vested	(44,024)	6.14
Cancelled	(75,582)	6.39
As of May 4, 2013	550,331	$6.16	$3,390,039
Granted	143,536	5.12
Vested	(56,952)	6.23
Cancelled	(49,411)	6.36
As of August 3, 2013	587,504	$5.88	$3,455,878
Granted	4,675	5.14
Vested	(49,527)	6.38
Cancelled	(14,347)	5.84
As of November 2, 2013	528,305	$5.83	$3,080,018

Employee stock purchase plan

As of November 2, 2013, we had reserved a total of 2,500,000 shares of common stock for issuance under the 2010 Purchase Plan, of which 1,895,613 shares had been issued.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of revenue	$64	$131	$214	$380
Research and development expenses	778	1,375	2,721	4,346
Sales and marketing expenses	365	458	1,029	1,412
General and administrative expenses	461	539	1,423	1,940
Total stock-based compensation	$1,668	$2,503	$5,387	$8,078

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based. The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled zero for the three and nine months ended November 2, 2013 and $0.2 million and $0.7 million for the three and nine months ended October 27, 2012, respectively.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2013, we added operations in Shanghai, China, where we are required to provide pension insurance to our Shanghai employees. The matching contributions to the pension insurance totaled $0.5 million and $1.6 million for the three months and nine months ended November 2, 2013, respectively, and totaled $0.5 million and $0.6 million for the three and nine months ended October 27, 2012.

Retirement pension plans

The following table summarizes our contributions to retirement pension plans for the benefits of qualified employees based in the following countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Denmark	$53	$47	$162	$142
Taiwan	32	38	109	85
(*) The Netherlands	75	92	327	92
(*) Germany	12	-	66	-
Total matching contributions	$172	$177	$664	$319

(*) As a result of our acquisition of the DTV business, we added operations in The Netherlands and Germany in May 2013.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel’s Severance Pay Law based upon the most recent salary of the employees multiplied by the number of year’s employment. Accrued severance liability as of November 2, 2013 and October 27, 2013 totaled $1.3 million, respectively, offset by $1.2 million of severance employee funds.

17.           Income taxes

We recorded a provision for income taxes of $4.2 million and $18.9 million for the three months ended November 2, 2013 and October 27, 2012, respectively. The provision for income taxes was $9.4 million and $19.5 million for the nine months ended November 2, 2013 and October 27, 2012, respectively. The decrease in tax expense for the three and nine months ended November 2, 2013 is primarily attributable to the establishment of a valuation allowance against our U.S. federal deferred tax assets during the three months ended October 27, 2012. During the three and nine months ended November 2, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions. The Economic Development Board of Singapore granted development and expansion incentives to our wholly owned subsidiary in Singapore in 2008 for a period of four years, contingent on meeting specified requirements, which ended March 1, 2012. The Company is currently in negotiation with the Economic Development Board for its operations plan in Singapore and is not benefiting from the incentives during the three months and nine months ended November 2, 2013.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by an amount in the range of $0 to $13.2 million. The gross unrecognized tax benefits subject to potential decrease primarily involve uncertainties related to an acquisition and tax incentives in various jurisdictions where ongoing audits and negotiations may conclude.

18.           Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Israel and Singapore.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market and geographic region.  We do not assess the performance of our geographic regions on other measures of income or expense or net loss.

We sell our products into four primary target markets, which are the DTV market, home networking market, set-top box market, and home control market. We also have license revenue, included in the license and other market, which we receive from the license of our technology to third parties. Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing and have eliminated the prosumer and industrial audio/video market as a separate revenue segment as the majority of demand accruing from these sales will be represented in the DTV market segment. Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products, and we have eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market segment.

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
DTV	$13,078	$30,140	$43,358	$61,766
Home Networking	19,409	19,735	59,147	62,991
Set-top Box	9,595	9,059	30,390	34,534
Home Control	5,952	4,803	16,390	11,209
License and Other	6,360	168	11,411	1,914
Net revenue	$54,394	$63,905	$160,696	$172,414

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Asia	$38,566	$38,514	$117,032	$119,432
North America	10,076	4,799	20,736	11,990
Europe	5,752	17,589	19,720	34,101
Other regions	-	3,003	3,208	6,891
Net revenue	$54,394	$63,905	$160,696	$172,414

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
China, including Hong Kong	$22,641	$26,108	$78,816	$88,651
Thailand	9,326	1,697	18,065	3,519
Hungary	2,680	14,601	12,349	26,759
United States	9,903	4,211	19,886	10,100
Rest of the world	9,844	17,288	31,580	43,385
Net revenue	$54,394	$63,905	$160,696	$172,414

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
TP Vision	*	23%	*	16%
Flextronics	*	10%	*	11%
Cal-Comp Electronics	12%	*	*	*

* Accounted for less than 10% of our period net revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, revenue, anticipated deployments and design wins in the set-top box market, anticipated seasonality associated with our DTV business and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

Our goal is to be a leader in intelligent media platforms for use in home entertainment and control. We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control market. We derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products is comprised of multiple semiconductors. We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market. We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost.

We derive nearly all of our operating net revenue from sales of chipset products and we sell our chipsets into four primary target markets plus licensing, for which we separately report revenues that we derive from sales into each of these target markets.

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

License and Other Markets: This market includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

We have presented our results in the historical periods consistent with our new presentation of markets so that the presented information is comparable.

Restructuring program

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.2 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million were reflected in cost of revenue and $3.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $2.4 million in research and development, $0.4 million in sales and marketing and $0.4 million in general and administrative). Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Terminations costs are recognized when the costs are deemed both probable and estimable. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $14.0 million to $14.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually which is in line with our original estimates. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

In the first quarter of fiscal 2014, we recorded restructuring charges of approximately $0.2 million related to a workforce reduction of 17 employees with related charges to cost of revenue and operating expenses of $33,000 and $210,000, respectively. In the second quarter of fiscal 2014, and as part of our ongoing restructuring plan, we incurred restructuring charges of approximately $0.5 million net, related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. Of the total restructuring charges and exit costs recorded in the second quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $0.7 million were reflected in operating expenses ($0.1 million in research and development, $0.1 million in sales and marketing and $0.5 million in general and administrative). In the third quarter of fiscal 2014, and as part of our continuing effort to reduce expenses, we incurred restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. Of the total restructuring charges recorded in the third quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $1.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $0.8 million in research and development, $0.1 million in sales and marketing and $0.2 million in general and administrative).

Expenses recognized for restructuring activities impacting our operating expenses are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $4.0 million to $4.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash.

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the accompanying condensed consolidated statements of operations for the nine months ended November 2, 2013. The gain was recorded in the first quarter of fiscal 2014 on the basis that we obtained a signed agreement, the closing consideration of $2.0 million was received (non-refundable), delivery of the underlying assets and intellectual property and transfer of employees occurred during the first quarter of fiscal 2014, and we do not have further obligations or deliverables under the Asset Purchase Agreement beyond May 4, 2013.  Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

We have elected to account for the contingent payment under the milestone method described by FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. Milestones are considered substantive based on the potential enhancement of value to the Buyer and the fact that consideration earned from the achievement of a milestone relates solely to past performance. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which was due by September 30, 2013, in accordance with the Asset Purchase Agreement.

The Buyer has advised us that it does not believe the milestones have been met by September 30, 2013. We are reviewing the Buyer’s position and evaluating our response, which may include pursuing our rights through the dispute provisions set forth in the Asset Purchase Agreement. To the extent we recognize any payment in regards to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer.

Sale of IP licenses

On September 27, 2013, we entered into an agreement to license specified IP block and other related technology to a customer to be used in chip designs for a fee of approximately $8.8 million. In addition, we agreed to provide technical support services to resolve difficulties and to answer inquiries in using the licensed technology. Pursuant to this agreement, the customer is obligated to make payments upon the attainment and acceptance of significant milestones, as set forth in the agreement. During the third quarter of fiscal 2014, the first two milestones were met, delivered and accepted by the customer resulting in $3.9 million of revenue recognition. Total additional milestone payments under the agreement are approximately $4.9 million.

Critical Accounting Policies and Estimates

Adoption of new accounting policy: During the third quarter of fiscal 2014, we adopted prospectively, the authoritative guidance, ASU No. 2010-17, “Revenue Recognition – Milestone Method”, (ASU 2010-17) that provides an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with (1) either the vendor’s performance to achieve the milestone or (2) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 that have had a significant impact on our consolidated financial statements or notes thereto.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies.  These estimates and assumptions are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

Business combinations

In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. Refer to Note 8, "Business combinations” of Part 1, Item 1, “notes to condensed consolidated financial statements."

Results of Operations

The following table is derived from our condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue	November 2, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue
Net revenue	$54,394	100%	$63,905	100%	$160,696	100%	$172,414	100%
Cost of revenue	23,311	43%	38,423	60%	74,601	46%	95,257	55%
Gross profit	31,083	57%	25,482	40%	86,095	54%	77,157	45%
Operating expenses
Research and development	17,555	32%	26,741	42%	56,528	35%	76,505	44%
Sales and marketing	5,608	10%	12,774	20%	16,817	11%	27,457	16%
General and administrative	5,212	10%	6,007	10%	14,911	9%	21,874	13%
Gain on acquisition	-	-	-	-	-	-	(1,417)	-1%
Restructuring costs	1,104	2%	821	1%	1,994	1%	821	1%
Impairment of IP, mask sets and design tools	150	*	-	-	338	*	-	-
Total operating expenses	29,629	54%	46,343	73%	90,588	56%	125,240	73%
Income (loss) from operations	1,454	3%	(20,861)	-33%	(4,493)	-3%	(48,083)	-28%
Gain on sale of development project	-	*	-	*	1,079	1%	-	*
Gain on sale (impairment) of privately-held investments, net	(163)	*	-	*	(163)	*	-	*
Interest and other income (expense), net	(91)	*	299	1%	721	*	1,032	1%
Income (loss) before income taxes	1,200	2%	(20,562)	-32%	(2,856)	-2%	(47,051)	-27%
Provision for income taxes	4,178	7%	18,889	30%	9,446	6%	19,520	12%
Net loss	$(2,978)	-5%	$(39,451)	-62%	$(12,302)	-8%	$(66,571)	-39%

 * The percentage of net revenue is less than one percent.

Net revenue

Our net revenue for the three months ended November 2, 2013 decreased by $9.5 million, or 15%, compared to the corresponding period in the prior fiscal year mainly due to a decrease of $17.1 million in DTV revenue, partially offset by increases of $6.2 million and $1.1 million in license and other revenue, and home control revenue, respectively. For the nine months ended November 2, 2013, our net revenue decreased by $11.7 million, or 7%, compared to the corresponding period in the prior fiscal year. This was primarily driven by a decrease in DTV revenue of $18.4 million, home networking revenue of $3.8 million and set-top box revenue of $4.1 million, partially offset by home control revenue increasing by $5.2 million and license and other revenue increasing by $9.5 million.

Net revenue by target market

We sell our products into four primary target markets, consisting of the DTV market, which includes the products resulting from our acquisition of certain assets from Trident Microsystems in the second quarter of fiscal 2013 and our prosumer and industrial audio/video products previously reported as a separate revenue market now included in DTV the home networking market the set-top box market, which includes the combination of our previously separately reported IPTV media processor products and our connected home player products; and the home control market. We also have license and other revenue.

 The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 3, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue	November 2, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue
DTV	$13,078	24%	$30,140	47%	$43,358	27%	$61,766	36%
Home networking	19,409	36%	19,735	31%	59,147	37%	62,991	37%
Set-top Box	9,595	17%	9,059	14%	30,390	19%	34,534	20%
Home Control	5,952	11%	4,803	8%	16,390	10%	11,209	6%
License and Other	6,360	12%	168	0%	11,411	7%	1,914	1%
Net revenue	$54,394	100%	$63,905	100%	$160,696	100%	$172,414	100%

DTV market:  For the three months ended November 2, 2013, net revenue from sales of our products into the DTV market decreased by $17.1 million, or 57%, compared to the corresponding period in the prior fiscal year. For the nine months ended November 2, 2013, net revenue decreased by $18.4 million, or 30%, compared to the corresponding period in the prior fiscal year. In both cases, the overall decline was a result of lower demand due to overall softness in macroeconomic conditions especially in Europe and due to a shift away from legacy products as we continue to focus on the development of our new products. We expect that our DTV business may experience seasonality common to consumer electronics markets, resulting in slower DTV sales in the first and fourth quarter of each calendar year and strongest DTV sales in the third calendar quarter. We expect our revenue from the DTV market to continue to be a significant percentage of net revenue but will fluctuate in certain periods as we develop and introduce new products for this market.

Home networking market:  For the three months ended November 2, 2013, net revenue from sales of our products into the home networking market remained relatively flat at $19.4 million compared $19.7 million for the corresponding period in the prior fiscal year.  For the nine months ended November 2, 2013, net revenues decreased $3.8 million, or 6%, compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of ASP declines and contract manufacturers' inventory adjustments. We expect our revenue from the home networking market to fluctuate in future periods based on seasonality changes with our contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and transitions to next generation technologies.

Home control market:   For the three months ended November 2, 2013, net revenue from sales of our products into the home control market increased $1.1 million, or 24%, compared to the corresponding period in the prior fiscal year.  For the nine months ended November 2, 2013, net revenue from sales of our products into the home control market increased $5.2 million, or 46%, compared to the corresponding period in the prior fiscal year.  The increase was primarily the result of increased demand in the home control market, evidenced by an increase in unit shipments. We have compelling products for our home control market and we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

Set-top box market:   For the three months ended November 2, 2013, net revenue from sales of our products into the set-top box market increased $0.5 million, or 6%, compared to the corresponding period in the prior fiscal year. The increase was primarily due to the addition of new customers in our set-top box market. For the nine months ended November 2, 2013, net revenue from sales of our products into the set-top box market decreased $4.1 million, or 12%, compared to the corresponding period in the prior fiscal year. The decrease was primarily attributable to our operators’ pending transitions to newer generations of set-top box products and the resultant draw-down of inventory levels. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in revenue is a result of design losses that took place over a year ago. On the other hand, we believe that our recent successes in design wins, especially for Mediaroom second generation, should result in a new wave of deployments. We expect our net revenue from the set-top box market, however, to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Home control market:   For the three months ended November 2, 2013, net revenue from sales of our products into the home control market increased $1.1 million, or 24%, compared to the corresponding period in the prior fiscal year.  For the nine months ended November 2, 2013, net revenue from sales of our products into the home control market increased $5.2 million, or 46%, compared to the corresponding period in the prior fiscal year.  The increase was primarily the result of increased demand in the home control market, evidenced by an increase in unit shipments. We have compelling products for our home control market and we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

License and other revenue:  Our other market consists primarily of technology license revenue and other ancillary markets. During the three months ended November 2, 2013, we recorded net revenue of $6.4 million compared to $0.2 million recorded during the same period in the prior fiscal year. For the nine months ended November 2, 2013, we recorded net revenue of $11.4 million compared to $1.9 million recorded during the same period in the prior fiscal year. The increase in revenue is attributable to two large license agreements pursuant to which we license our technology to third parties and for which we were able to recognize revenue in fiscal 2014.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue	November 2, 2013	% of Net Revenue	October 27, 2012	% of Net Revenue
Asia	$38,566	71%	$38,514	60%	$117,032	73%	$119,432	69%
North America	10,076	18%	4,799	7%	20,736	13%	11,990	6%
Europe	5,752	11%	17,589	28%	19,720	12%	34,101	20%
Other regions	-	0%	3,003	5%	3,208	2%	6,891	5%
Net revenue	$54,394	100%	$63,905	100%	$160,696	100%	$172,414	100%

Asia:  Our net revenue from Asia as a percent of total revenue grew 11% to $38.6 million for the three months ended November 2, 2013 compared to $38.5 million for the three months ended October 27, 2012. Our net revenue from Asia decreased 2% to $117.0 million for the nine months ended November 2, 2013 from $119.4 million for the nine months ended October 27, 2012. The slight decrease in the nine months ended November 2, 2013 was a result of lower demand in Asia for some legacy products primarily due to a shift in consumers’ preference for higher-end products.

North America:  Our net revenue from North America increased 110% to $10.1 million for the three months ended November 2, 2013 from $4.8 million for the three months ended October 27, 2012. Our net revenue from North America increased 73% to $20.7 million for the nine months ended November 2, 2013 from $12.0 million for the nine months ended October 27, 2012. The increase in both comparative periods was due to higher revenue recorded in the license and other revenue market from two main customers in this region.

Europe:  Our net revenue from Europe decreased 67% to $5.8 million for the three months ended November 2, 2013 from $17.6 million for the three months ended October 27, 2012. Our net revenue from Europe decreased 42% to $19.7 million for the nine months ended November 2, 2013 from $34.1 million for the nine months ended October 27, 2012. The decrease in both comparative periods is primarily the result of a decrease in shipments to our DTV market and the overall weak macroeconomic conditions in Europe.

Other regions: Our net revenue from other regions decreased to less than $0.1 million for the three months ended November 2, 2013 from $3.0 million for the three months ended October 27, 2012. Our net revenue from other regions decreased 53% to $3.2 million for the nine months ended November 2, 2013 from $6.9 million for the nine months ended October 27, 2012. The decrease in both comparative periods was primarily the result of the decrease in demand for our products in the home networking market in Brazil.

Major Customers

The following table sets forth the major customers that accounted for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
TP Vision	*	23%	*	16%
Flextronics	*	10%	*	11%
Cal-Comp Electronics	12%	*	*	*

* This customer provided less than 10% of our net revenue in this period.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin and the related change (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	November 2, 2013	% Change	October 27, 2012	November 2, 2013	% Change	October 27, 2012
Gross profit	$31,083	22.0%	$25,482	$86,095	11.6%	$77,157

Gross margin	57.1%		39.9%	53.6%		44.8%

Our gross profit increased $5.6 million, or 22%, for the three months ended November 2, 2013 compared to the corresponding period in the prior fiscal year. Our gross profit increased $8.9 million, or 12%, for the nine months ended November 2, 2013 compared to the corresponding period in the prior fiscal year. The increase in both comparative periods was mainly due to higher revenue volumes in the license and other revenue market partially offset by a revenue decline in our DTV market.

Our gross margin increased to 57.1% during the three months ended November 2, 2013 from 39.9% during the same period in the last fiscal year due to a more favorable mix of products sold in our license and other market as well as our set-top box market. Our gross margin increased to 53.6% during the nine months ended November 2, 2013 from 44.8% during the corresponding period in the prior fiscal year. This increase in gross margin was spread across all markets with the exception of home networking.

Research and development expense

Research and development expense consists of compensation and benefits costs including variable compensation expense, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation and amortization of our engineering design tools and equipment costs, stock-based compensation expense, and other expenses such as costs for facilities and travel. During certain periods, research and development expense may fluctuate relative to product development phase and project timing. The following table sets forth research and development expense and the related change (in thousands, except percentages):

	Three Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Research and development expense	$17,555	$26,741	(9,186)	-34%
Percent of net revenue	32%	42%

	Nine Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Research and development expense	$56,528	$76,505	$(19,977)	-26%
Percent of net revenue	35%	44%

Research and development expense during the three months ended November 2, 2013 decreased $9.2 million, or 34%, compared to the three months ended October 27, 2012, primarily due to reductions of $6.1 million in employee-related expenses, $0.6 million in stock-based compensation expense, $0.9 million in amortization and depreciation expense, $0.9 million in projects and material costs and $0.7 million in support and other variable expenses. Research and development expense during the nine months ended November 2, 2013 decreased $20.0 million, or 26%, compared to the nine months ended October 27, 2012, primarily due to reductions of $13.4 million in employee-related expenses, $1.6 million in stock-based compensation expense, $1.2 million in amortization and depreciation expense, $2.6 million in projects and material costs and $1.2 million in professional fees, services and other variable costs. In both the three and nine month periods, the significant cost reduction in our research and development expense resulted from our restructuring efforts, principally through reductions in force.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. The following table sets forth sales and marketing expense and the related change (in thousands, except percentages):

	Three Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Sales and marketing expense	$5,608	$12,774	$(7,166)	-56%
Percent of net revenue	10%	20%

	Nine Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Sales and marketing expense	$16,817	$27,457	$(10,640)	-39%
Percent of net revenue	10%	16%

Sales and marketing expense for the three months ended November 2, 2013 and October 27, 2012 includes $0.1 million and $5.7 million, respectively, of settlement charges in connection with a failure to comply with a third party technology licensor’s custodial and reporting requirement. Excluding settlement charges, our sales and marketing expense decreased $1.5 million, or 21%, for the three months ended November 2, 2013 compared to the three months ended October 27, 2012. The decrease was primarily due to reductions of $0.8 million in employee-related expenses, $0.1 million in stock-based compensation and $0.6 million in marketing, travel and other variable costs. Excluding settlement charges, our sales and marketing expense decreased by $5.0 million, or 23%, for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012. The decrease was primarily due to reduction of $2.8 million in employee-related expenses, $0.4 million in stock-based compensation and $1.7 million in travel, marketing and other variable costs. The overall decrease in our sales and marketing expense is a result of our reduction in force and our restructuring efforts.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. The following table sets forth general and administrative expense and the related change (in thousands, except percentages):

	Three Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
General and administrative expense	$5,212	$6,007	$(795)	-13%
Percent of net revenue	10%	9%

	Nine Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
General and administrative expense	$14,911	$21,874	$(6,963)	-32%
Percent of net revenue	9%	13%

General and administrative expense decreased $0.8 million, or 13%, during the three months ended November 2, 2013 compared to the three months ended October 27, 2012, primarily due to lower corporate-level spending across all general and administrative areas. For the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012, general and administrative expense decreased $7.0 million, or 32%, primarily due to decreases of $1.2 million in employee related expenses, $0.5 million in stock-based compensation, $0.4 million in impairment charges, $2.9 million in professional fees and services and the costs related to the shareholders’ meetings, and $2.0 million in other corporate-level spending and allocations. The overall decrease in our general and administrative expense is a result of our reduction in force and our restructuring efforts.

Impairment of IP, mask sets, and design tools

We test long-lived assets, including purchased intangible assets (other than goodwill and in-process research and development) for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. We also periodically review our current assets for other-than-temporary declines in fair-value based on the specific identification method and write-down the carrying value when an other-than temporary decline has occurred. During the three and nine months ended November 2, 2013, we recorded impairment charges of $0.2 million and $0.3 million, respectively. There were no such impairments recorded in the three and nine months ended October 27, 2012.

Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.2 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million were reflected in cost of revenue and $3.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $2.4 million in research and development, $0.4 million in sales and marketing and $0.4 million in general and administrative). Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Terminations costs are recognized when the costs are deemed both probable and estimable. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $14.0 million to $14.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually which is in line with our original estimates. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

In the first quarter of fiscal 2014, we recorded restructuring charges of approximately $0.2 million related to a workforce reduction of 17 employees with related charges to cost of revenue and operating expenses of $33,000 and $210,000, respectively. In the second quarter of fiscal 2014, and as part of our ongoing restructuring plan, we incurred restructuring charges of approximately $0.5 million net, related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. Of the total restructuring charges and exit costs recorded in the second quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $0.7 million were reflected in operating expenses ($0.1 million in research and development, $0.1 million in sales and marketing and $0.5 million in general and administrative). In the third quarter of fiscal 2014, and as part of our continuing effort to reduce expenses, we incurred restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. Of the total restructuring charges recorded in the third quarter of fiscal 2014, there were no restructuring charges reflected in cost of revenue and $1.1 million were reflected in operating expenses ($0.0 million in cost of revenue, $0.8 million in research and development, $0.1 million in sales and marketing and $0.2 million in general and administrative).

Expenses recognized for restructuring activities impacting our operating expenses are presented in the “Restructuring costs” line of the condensed consolidated statements of operations. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $4.0 million to $4.5 million annually and other additional operational expenses by $0.4 million to $0.5 million annually. Our restructuring measures could negatively impact our revenues and results of operations in the future as a result of less employees developing future products and working to sell our products.

The following table summarizes the restructuring costs, outstanding payable balance and cumulative restructuring costs (in thousands):

	Employee Severance	Impairment of Long-Lived Assets	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Balance at February 2, 2013	1,014	-	8	1,022	3,264
Charges for the three months ended May 4, 2013*	250	-	-	250	250
Cash payments	(882)	-	(5)	(887)
Non-cash items	-	-	-	-
Balance at May 4, 2013	$382	$-	$3	$385	$3,514
Charges for the three months ended August 3, 2013	234	-	446	680	680
Cash payments	(551)	-	(14)	(565)
Non-cash items	-	-	-	-
Balance at August 3, 2013	$65	$-	$435	$500	$4,194
Charges for the three months ended November 2, 2013	968	-	137	1,105	1,105
Cash payments	(235)	-	(501)	(736)	-
Non-cash items	-	-	-	-	-
Balance at November 2, 2013	$798	$-	$70	$869	$5,299

* The amount above includes $40,000 of certain restructuring charges that were recorded in the cost of revenue.

Gain on sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party, or the Buyer, to sell certain development projects (intellectual property) and long-lived assets related to the connectivity technology over coaxial cable market, including the transfer of 21 employees to the Buyer. The aggregate carrying amount of the transferred assets was approximately $0.6 million, and we classified these assets as assets held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at February 2, 2013. In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the transferred assets and fees for legal and financial advisory services of approximately $0.4 million. Under the term of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash.

We have elected to account for the contingent payment under the milestone method described by FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. Milestones are considered substantive based on the potential enhancement of value to the Buyer and the fact that consideration earned from the achievement of a milestone relates solely to past performance. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which was due by September 30, 2013, in accordance with the Asset Purchase Agreement.

The Buyer has advised us that it does not believe the milestones have been met by September 30, 2013. We are reviewing the Buyer’s position and evaluating our response, which may include pursuing our rights through the dispute provisions set forth in the Asset Purchase Agreement. To the extent we recognize any payment in regards to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer.

Interest and other income (expense), net

The following table sets forth net interest and other income (expense) and the related change (in thousands, except percentages):

	Three Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Interest and other income (expense), net	$(91)	$299	$(390)	-130%

	Nine Months Ended
	November 2, 2013	October 27, 2012	$ Change	% Change
Interest and other income (expense), net	$721	$1,032	$(311)	-30%

Interest and other income (expense) primarily consist of gains or losses on foreign exchange transactions, interest income from marketable securities, gains or losses on disposal of assets, gains or losses on sales of marketable securities and gains or losses on currency hedging activities. The decrease of $0.4 million, or 130%, for the three months ended November 2, 2013 compared to the three months ended October 27, 2012 was primarily due to a net loss of $0.4 million in foreign currency fluctuations. The decrease of $0.3 million, or 30%, for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 was due to lower interest income of $0.5 million, partially offset by a $0.1 million gain on disposal of certain assets.

Provision for income taxes

We recorded a provision for income taxes of $4.2 million and $18.9 million for the three months ended November 2, 2013 and October 27, 2012, respectively. The provision for income taxes was $9.4 million and $19.5 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.

The effective tax rates for the three months ended November 2, 2013 and October 27, 2012, were 348% and -92%, respectively. The effective tax rates for the nine months ended November 2, 2013 and October 27, 2012, were -331% and -41%, respectively. Our effective tax rates for the three and nine months ended November 2, 2013 differ from the federal statutory rate of 35% primarily because of net losses in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. Our effective tax rates for the three and nine months ended October 27, 2012 differ from the federal statutory rate of 35% primarily because of the establishment of a valuation allowance against our U.S. federal deferred tax assets during the three months ended October 27, 2012 and net losses in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. The increase in negative tax rate is primarily attributable to increasing profitability in taxable jurisdictions relative to our overall worldwide loss. As we are anticipating marginal losses for the year, but have relatively significant tax expense primarily as a result of our jurisdictional mix of income, we are unable to reliably estimate our annual effective tax rate, as small changes in forecasted income would cause significant variability in our effective tax rate. Consequently, during the three and nine months ended November 2, 2013, we computed our provision for income taxes based on year to date actual financial results. During the three and nine months ended October 27, 2012, the provision for income taxes were computed using a projected annual effective tax rate.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions. The Economic Development Board of Singapore granted development and expansion incentives to our wholly owned subsidiary in Singapore in 2008 for a period of four years, contingent on meeting specified requirements, which ended March 1, 2012. We are currently in negotiations with the Economic Development Board for our operations plan in Singapore and we have not been benefitting from the incentives during the three months and nine months ended November 2, 2013.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by an amount in the range of $0 to $13.2 million. The gross unrecognized tax benefits subject to potential decrease primarily involve uncertainties related to an acquisition and tax incentives in various jurisdictions where ongoing audits and negotiations that may conclude.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	November 3, 2013	February 2, 2013
Cash and cash equivalents	$50,326	$51,218
Short-term marketable securities	11,412	17,455
	$61,738	$68,673

As of November 2, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $61.7 million, which represents a decrease of $7.0 million from $68.7 million at February 2, 2013.  Our cash benefited from positive cash flow generated by operations of $8.4 million, net proceeds from the sale of a development project of $2.0 million, net proceeds of $2.1 million from the sale of a privately-held investment, and repayment of $0.5 million in note receivable. These sources of cash were partially offset by $6.5 million of purchases of software, equipment and leasehold improvements and $4.0 million of purchases of IP.

As of November 2, 2013, we held $24.6 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we classify them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	November 2, 2013	October 27, 2012
Net cash provided by (used in):
Operating activities	$8,354	$(4,998)
Investing activities	(10,516)	7,814
Financing activities	1,448	2,191
Effect of foreign exchange rate changes on cash and cash equivalents	(178)	41
Net increase (decrease) in cash and cash equivalents	$(892)	$5,048

Cash flows from operating activities

Net cash generated by operating activities of $8.4 million for the nine months ended November 2, 2013 was primarily due to a net loss of $12.3 million and $3.7 million of cash flow decreases reflected in the net change of operating assets and liabilities, offset by $24.3 million of non-cash charges included in our operating net loss.

Non-cash charges consisted primarily of $14.8 million of depreciation and amortization, $5.4 million of stock-based compensation, $3.5 million for change in deferred tax assets, $0.6 million provision for excess and obsolete inventory, $0.3 million provision for sales returns, discounts and doubtful accounts, $0.8 million impairment of IP, mask sets, design tools and other assets, and $0.3 million impairment on a privately-held investment, partially offset by a $1.1 million gain recognized from our sale of a development project and a $0.1 million gain on sale of a privately-held investment.

The decrease in cash flow from operating assets and liabilities for the nine months ended November 2, 2013 was mainly due to an increase in accounts receivable of $17.9 million due to higher product shipment towards the end of the period. This decrease in cash flows was partially offset by a decrease in inventory of $5.1 million due to lower purchase of wafers used by our media processor products, an increase in accounts payable of $3.4 million generally due to the timing of our payments, a decrease in prepaid expenses related to our acquisition of the DTV business from Trident and an increase in income tax payable of $1.6 million as a result of increasing profitability in taxable jurisdictions.

Net cash used in operating activities of $5.0 million for the nine months ended October 27, 2012 was primarily due to a net loss of $66.6 million, partially offset by $45.6 million of non-cash charges included in the net loss and $16.0 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of an $18.1 million change in deferred tax assets, $17.1 million of depreciation and amortization, $8.1 million of stock-based compensation and a $3.6 million provision for excess and obsolete inventory, partially offset by a $1.4 million gain recognized from our acquisition of the DTV business from Trident Microsystems, reflecting that the sum of the fair value of net assets we acquired exceeded the acquisition cost.  Cash flow increases reflected in the net change of operating assets and liabilities consisted primarily of a $19.0 million increase in accrued compensation and related benefits and other liabilities, a $11.3 million increase in accounts payable, and a $2.3 million decrease in inventory, partially offset by a $7.4 million increase in prepaid expenses and other current assets, a $3.5 million increase in accounts receivable, a $2.7 million increase in other non-current assets and a $2.3 million reduction in other long-term liabilities.  The changes in operating assets and liabilities generally reflect the increase in revenue and related expenses resulting from the expansion of our DTV business subsequent to the Trident Microsystems asset acquisition.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenue while managing the timing of payments to us from customers and from us to vendors, the timing of inventory purchases and subsequent manufacture and sale of our products and the ongoing success of our cost reduction efforts.

Cash flows from investing activities

Net cash used in investing activities was $10.5 million for the nine months ended November 2, 2013, which was primarily due to payments of $6.5 million for capital assets, primarily to support research and development activities, purchases of IP of $4.0 million and net purchases of marketable securities of $4.5 million. These uses were partially offset by net proceeds from the sale of a development project of $2.0 million, the sale of a privately-held investment of $2.1 million and the repayment of a note receivable of $0.5 million.

Net cash provided by investing activities was $7.8 million for the nine months ended October 27, 2012, which was primarily due to net sales of marketable securities of $57.1 million, partially offset by payments of $39.7 million in connection with the Trident Microsystems asset acquisition, $2.8 million for capital assets, and $6.8 million for purchases of IP primarily to support research and development activities.

Cash flows from financing activities

Net cash provided by financing activities was $1.4 million for the nine months ended November 2, 2013, which was primarily due to proceeds from exercises of employee stock options and stock purchase rights. Net cash provided by financing activities was $2.2 million for the nine months ended October 27, 2012, which was primarily due to proceeds from exercises of employee stock options of $2.5 million.

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

As further described in Note 11, “Restructuring costs” and Note 14, “Commitments and contingencies,” of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q, in connection with certain restructuring measures adopted in fiscal 2013 and fiscal 2014, we have early terminated our non-cancelable lease agreement in Canada and in southern California. During the third quarter of fiscal 2014, we entered into a settlement of all outstanding disputes between the parties in Canada and as a result of the settlement we paid approximately $0.8 million for our lease obligations in Canada.

The following table sets forth the amounts of payments due under specified contractual obligations as of November 2, 2013 (in thousands):

	Payments Due by Period
	Remainder Fiscal 2014	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Total
Operating leases	$1,438	$7,254	$1,785	$10,477
Non-cancelable purchase obligations	16,613	-	-	16,613
Non-cancelable design tools obligations	546	9,994	1,356	11,896
Total contractual obligations	$18,597	$17,248	$3,141	$38,986

Recent accounting pronouncements

See Note 1, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Interest rate sensitivity:  As of November 2, 2013 and February 2, 2013, we held approximately $86.3 million and $82.9 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income and cash flows.

Foreign currency exchange rate sensitivity:  We transact our revenue in U.S. dollars.  The U.S. dollar is our functional and reporting currency except for our subsidiaries in China, Denmark, France, Germany, Japan, The Netherlands, Taiwan and Vietnam where the Chinese Renminbi, Danish Krone, Euro, Euro, Japanese Yen, Euro, Taiwanese Dollar and Vietnamese Dong are the primary functional currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of November 2, 2013, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures or inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the New Israeli Shekel with foreign exchange forward contracts.  As of November 2, 2013, we had foreign exchange contracts with notional values of approximately $3.4 million that mature on or before April 28, 2014.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at November 2, 2013, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.2 million, a portion of which should be offset by our foreign exchange hedging activities.

We maintain certain cash balances denominated in the Chinese Renminbi, Danish Krone, Euro, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at November 2, 2013, the aggregate fair value of all these foreign currency amounts would decline by $0.1 million.

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

As of November 2, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of November 2, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and nine months ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2014 to date, we have experienced turnover in our finance and accounting function, including our Chief Financial Officer.  We have hired and continue to hire key qualified personnel to address departures in our finance and accounting department and believe this turnover has not had a material impact on our internal control over the financial reporting as of November 2, 2013. We will continue assessing and monitoring the impact, if any, of this turnover on our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

ITEM 1A.  RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to other information set forth in this Form 10-Q, including our condensed consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future. Through the third quarter of fiscal 2014, sales of our chipsets represented a substantial amount of our net revenue. Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products. The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer. In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance. If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

In fiscal 2013 and through the third quarter of fiscal 2014, we launched and implemented restructuring plans to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

For the three months ended November 2, 2013, Cal-Comp Electronics accounted for 12% of our net revenue.  For the three months ended October 27, 2012, TP Vision and Flextronics accounted for 23% and 10%, respectively, of our net revenue.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-top boxes that incorporate our chipsets. Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes. Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our chipsets. For example, a significant number of our chipsets are incorporated in set-top boxes and gateways deployed by AT&T. In the past, companies that deploy set-top boxes incorporating our chipsets have had significant fluctuations in demand, which has resulted in a decline in our business from our direct customers, such as original equipment manufacturers and contract manufacturers. We may experience increased competition as companies that deploy set-top boxes incorporating our chipsets seek additional or alternate sources of supply of chipsets for inclusion in their products. Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our chipsets, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operations.

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

Our ability to compete may be affected by our ability to protect our proprietary information.  As of November 2, 2013, we held 47 patents and these patents will expire within the next six to twenty years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center. During fiscal 2009, we established a foreign operating subsidiary in Singapore. However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones. As a result, we have initiated renewed negotiations with the Singapore tax agency in an effort to modify the business milestones to be more achievable and continue to benefit from a reduced rate of taxation. Even though the agency continues to negotiate with us, there is a risk that we will not be able to achieve the modified milestones which could result in a significantly higher tax rate on the income we recognize in Singapore. For the three and nine months ended November 2, 2013, we did not recognize any tax benefits from Singapore. The increased tax rate in Singapore if we were to permanently lose some or all of these tax benefits could be applied to current profits or retroactively to income generated over previous years in Singapore, which could have a material adverse impact on our consolidated financial results.

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

We have a history of fluctuating operating results. We reported net income of $26.4 million in fiscal 2009, net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, and a net loss of $3.0 million and $12.3 million for the three and nine months ended November 2, 2013, respectively. To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We transact business and have operations worldwide. For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future. For fiscal 2013, we derived 92% of our revenue from customers outside of North America. We also have significant international operations, including research and development facilities in Vietnam, sales and research and development facilities in China, Denmark, France, Israel, Singapore, Taiwan, South Korea, Germany and The Netherlands.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of November 2, 2013, we had 119 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv. Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program is exempt from tax for a period of two years commencing calendar year 2008 and 2009, respectively, and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis. The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs. Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level. The termination or reduction of these tax benefits would likely increase our tax liability. Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future. The current maximum enterprise tax rate in Israel is 25%. Effective January 1, 2014, the maximum enterprise tax rate in Israel will be 26.5%

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K. Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013 and concluded that our internal control over financial reporting was effective. However, during the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems. As a result of completing the accounting procedures related to this acquisition, we were unable to timely file our quarterly report on Form 10-Q for the quarterly period in which we completed this acquisition. In fiscal 2013 and fiscal 2014, we also experienced significant turnover in our finance and accounting personnel. In addition, we recently announced the resignation of our chief financial officer. All of these changes placed a strain on our internal control over financial reporting, and we must continue to apply significant resources in order to maintain effective internal controls. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

The market for our common stock has been subject to significant volatility which is expected to continue. For example, for the quarter ended November 2, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $6.49 on September 13, 2013 to a low of $4.73 on August 21, 2013. During the fiscal year ended February 2, 2013, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.13 on August 28, 2012 to a low of $4.68 on April 10, 2012. This volatility may or may not be related or proportionate to our operating performance. Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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
Date: December 12, 2013
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