Form 10-K
period 2014-02-01
SIGMA DESIGNS INC
filed 2014-04-17
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 1, 2014

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

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $166,481,882 based on the closing sale price of $5.26 per share on that date.  Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,447,417 shares of the Registrant’s common stock outstanding on April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement or as an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Sigma Designs, Inc.

2014 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our” or “Sigma.”

This Form 10-K for the year ended February 1, 2014 contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Our SoCs are generally configured for a specific market, either digital television (DTV) or set-top box (STB), the latter of which includes related products, such as connected media players. The primary difference between these devices is the interfaces they support. SoCs created for the DTV market obtain inputs from high definition multimedia interface (HDMI) and analog video and provide outputs to flat panel interfaces. SoCs created for the STB market obtain inputs from Ethernet and other broadcast interfaces and provide output to HDMI and analog video. Core components are therefore shared across these products while their configured hardware/software platforms and support are offered separately.

Home Networking Controllers

Our home networking product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and reliability and allow system integrators and service providers an opportunity to reduce their time and cost of home networking installations. Our home networking solutions are based on the HomePNA (HPNA), HomePlug AV (HPAV), and G.hn standards.  HPNA and HPAV are two of the current leading technology standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines. G.hn is the next generation International Telecommunications Union (ITU) standard ratified in 2011 to create a unified global standard across coaxial cables, phone lines and power lines. Products based on these technologies enable service providers, such as telecommunication carriers, cable operators and satellite providers, to deliver high definition television services (HDTV) and other media-rich applications throughout the home. To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

Home Control

Our home control product line consists of our wireless Z-Wave chipsets and modules. These devices enable consumers to enjoy advanced home control and energy management automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes. These devices consist of wireless transceiver devices along with a mesh networking protocol. Our Z-Wave chipsets utilize a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable home networking security, monitoring and automation solution. We derive most of our revenue from these devices in the form of a module, which includes a chipset plus additional circuitry and an antenna and provides our customers with a ready to use communications capability. Our Z-Wave chipsets and the protocol they use to communicate commands have been built into an ecosystem of over 1,000 certified interoperable products, mostly intelligent appliances for use within the home.

Other Products

We also offer certain legacy products that are sold into prosumer and other industrial applications. These products include our VXP brand video image processor chipsets and our video encoder chipsets. Our VXP chipsets are standalone high performance semiconductors that provide studio-quality video output or input for professional, prosumer and consumer applications and address applications, including audio/video receivers, broadcast studios, digital cinema, digital signage, front-projection home theatre televisions, HDTV, medical imaging and video conferencing systems. Our video encoder chipsets are designed to capture video for visual telephony between set-top boxes, connected media players, VoIP devices, video conferencing TVs and video surveillance devices. These products account for a minor portion of our revenue.

Target Markets

DTV Market

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

Set-top Box Market

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

Home Networking Market

The home networking market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve the home networking market with our wired home networking controllers that are designed to provide the most reliable connectivity solutions between various home entertainment products and incoming video streams.

Home Control Market

We define the home control market to include all the gateways and interconnected appliances that provide home monitoring and control for the management of security, safety, energy, health, and convenience. Our home control product line consists of our wireless Z-Wave modules and chipsets, which consist of wireless transceiver devices along with a mesh networking protocol.

License and Other Markets

This market includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

We have presented our results in the historical periods consistent with our new presentation of markets so that the presented information is comparable.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period. During fiscal 2014, 2013 and 2012, we recorded provisions for excess inventory of $0.8 million, $7.1 million and $9.0 million, respectively, primarily as a result of the end of life of certain products.

For our set-top box business, we forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve. We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.   Our business is substantially dependent upon being designed into set-top boxes and we must spend a considerable amount of resources to compete for these design wins. If we do obtain these design wins, it is often the case that our end customer and direct customer will continue to incorporate our chipset solutions for that generation of set-top boxes.  However, if we are not designed into a particular generation of set-top boxes for our large target end customers, we stand to lose that portion of our market for the entire deployment time, which is typically 2-3 years.

Our digital TV (“DTV”) business is based on the annual cycle of product launches that is typical of the consumer market. Major new consumer products are designed during the spring, produced during the summer and launched in the fall to take advantage of the holiday selling season. As such, our DTV business is subject to seasonality of semiconductor sales into customers who manufacture products for the consumer electronics market.  We expect our DTV business to experience seasonality typical of the consumer electronics markets, wherein the holiday selling season commands the highest sell-through of end-products, making the third quarter the strongest selling season for components such as our SoCs.  Therefore, we expect to experience lower sales in our first and fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of this seasonality of demand. As a result, our operating results may vary significantly from quarter to quarter.

Many of our target markets are also characterized by intense price competition. The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time. On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our target markets. The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, volume order discounts, mix of product sales, amount of development revenue and provisions for inventory excess and obsolescence.

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

The Internet Protocol television, or IPTV, portion of the set-top box market is primarily driven by video service providers, such as telecommunication service providers, who utilize video servers and set-top boxes to deliver television services based on streaming video over broadband connections using IP streaming. IPTV has become an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  A challenge faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure is the limited data carrying capacity of the existing wiring.  This challenge can be addressed by advanced video compression technologies along with advanced high-speed communication technologies, which together can overcome the capacity limitation to allow the delivery of high definition video service throughout the home.  IPTV set-top boxes currently use one of three platforms based on software developed previously by Microsoft and now purchased by Ericsson or various Android or Linux providers, each of which offers certain advantages and disadvantages.

In the home networking market, devices are involved in routing digital entertainment streams to ensure that television service and other shared media resources are accessible throughout the home.  Currently, the vast majority of home video networking uses wired connections to distribute entertainment streams under one of the many networking standards that exist.  Although wireless networking products are making inroads for use in home video distribution, wired connectivity is still the predominant method in the vast majority of segments.

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

 Our Strengths

We have developed or acquired core technologies, expertise and capabilities that we believe are necessary to provide a comprehensive chipset solution or platform that includes media processing, communications and control.  We believe we have the following key strengths:

•

Differentiable value with our DTV technology. We provide our customers with a broad and rich portfolio of IP.  Our set of core technologies coupled with the convergence of OTT services and broadcasting provides us an opportunity to be a leading vendor of SmartTV solutions. Our experience in IPTV and software development creates a unique combination of cloud-based application delivery while providing industry leading picture quality, mature video processing, frame rate conversion and market leading demodulator technology.

•

Strong Position within IPTV Market.  We are a leading provider of digital media processors for set-top boxes in the IPTV market in terms of units shipped.  We have built this position, in part, by being one of the first media processing semiconductor providers to work extensively with IPTV set-top box manufacturers, including Ericsson’s Mediaroom ecosystem, as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Additionally, we deliver some of the leading IPTV connectivity solutions for set-top boxes and residential gateways.  Through these experiences, we have gained valuable insight into the challenges of our customers and carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven solutions.

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

•

Z-Wave Standardization and Ecosystem.  Our Z-Wave technology provides system integrators access to over 600 products complying with the same standard and with guaranteed interoperability which we believe creates an attractive ecosystem.  This makes our Z-Wave technology unique in the home control market, and a prime candidate to be selected by new service providers entering this emerging space.  Because the International Telecommunication Union, or ITU, has developed a new sub 1GHz narrow band wireless standard which is largely based on Z-Wave technology and defines backwards compatibility to the Z-Wave standard, and because of the large ecosystem of products based on the Z-Wave standard, we believe our Z-Wave products will be one of the preferred solutions for telecommunication and multi-service operators.

Our Strategy

Our objective is to be the leading provider of chipsets used to deliver entertainment and control throughout the home.  To achieve this objective, we expect to continue to pursue the following strategies:

•

Increase Penetration in Digital TV Market.  Through our acquisition of Trident’s DTV business, we have obtained a position in the digital television market, specifically targeting the new generation of SmartTVs that will feature Ultra-high definition video.  Our chipsets incorporate both hardware and software elements that enable SmartTV features and content access, while at the same time, managing all of the routine television functions. We believe our product line is differentiated by the hardware technologies such as frame-rate-conversion as well as sophisticated software such as Internet connectivity and web portal access.

•

Re-grow our Leadership Position in the IP Streaming Set-top Box Segment.  We have achieved a significant share in the IPTV set-top box market by providing our customers with highly integrated digital media processor chipsets.  In addition, our solutions work effectively across different platforms and standards in this market.  We intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in this end market in order to grow our market share through both carrier deployed set-top boxes and retail-based digital media adapters.

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

•

Solidify our position in the G.hn Market. We have developed unified broadband home networking technology under the G.hn standard.  We plan to use this technology to further expand our position in the home networking market.  This market is fragmented into multiple standards, and we believe G.hn provides a way of unifying the demand in this market under a single standard encompassing all wired transmission media (coaxial cable, phone line and power line) in the home.

Expand our position in home monitoring and control.We have developed a strong position in the home monitoring and control market and intend to expand this position with our Z-Wave technology to encompass security, energy management, and other services. This expansion will be largely achieved through the addition of service offerings from existing service providers, such as AT&T, ADT, Vivint, and others. As the market develops, these providers expect to leverage additional value-added features from remote access capabilities.

•

Leverage Existing Relationships.  We have developed relationships within standards and platform defining entities like Google and Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many set-top box and connected media player designers and consumer device manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customer’s product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Our Products

We offer the following categories of chipset solutions:

Media processors

•

Media processor chipsets. Our broad range of media processor chipsets and development platforms are designed to provide comprehensive solutions to our customers primarily for application in IPTV and hybrid set-top boxes and connected media players.  For set-top box applications, we offer platforms tailored for Mediaroom, as well as various other Linux and Android based middleware solutions.  For digital televisions, we provide an alternative set of input/output interfaces and software to tailor our chips for SmartTV use.  We offer platforms that are tailored for specific applications and that are optimized for performance, low-power, or features.  We are constantly evolving our software suite to increase our breadth of application support and over-the-top content delivery capabilities.  Within our media processor chipset products we have value-line and premium offerings to enable our customers to select between performance, features and price.

Home networking products

•

HomePNA chipsets.  Our HomePNA chipsets provide in-home connectivity capabilities over existing telephone wires or coax cables for residential gateways, multiple dwelling unit gateways and IPTV set-top boxes. Our HomePNA chipsets comply with the ITU G.9954 standard to support distribution of multimedia content throughout the home.

•

HomePlug AV chipsets.  Our HomePlug AV chipsets provide connectivity over existing powerline wiring, supporting AES encryption, high QoS and remote management and diagnostic capabilities.  In addition, we offer versions optimized for low power and low footprint implementations.  All our HomePlug AV chipsets employ MIMO technology that utilizes all three power wires to extend coverage.

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

Video image processor and encoder products

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

No customer accounted for more than 10% of our net revenue in fiscal 2014. For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue. For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue.

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

A substantial portion of our product shipments are to customers outside of North America. In fiscal 2014, 2013 and 2012, net revenue from our customers outside of North America accounted for 86%, 92%, and 95% of our net revenue, respectively. Revenue from our customers in Asia accounted for 73%, 70% and 91% of our net revenue in fiscal 2014, 2013 and 2012, respectively. Revenue from our customers in Asia increased as a percentage of total net revenues primarily due to the decrease in net revenues in Europe from our DTV product line acquired during fiscal 2013.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world. Members of our direct sales force are based in the United States, Denmark, Israel, Taiwan, South Korea and Japan. Our sales are also supported by representatives, resellers and distributors in other key countries such as Brazil, China, and India.

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

We believe our primary competitors include Broadcom Corporation, Mediatek, MStar Semiconductor, RealTek and ST Microelectronics for our media processors; Broadcom (through their acquisition of Gigle), Marvell Technology Group, Ltd. (through their acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our HPNA, HPAV and G.hn products; Texas Instruments, Freescale and Silicon Lab through their Zigbee based chips for our Z-Wave products; and Pixelworks and Marvell for our VXP products. Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products. We believe that other manufacturers are developing products that will compete directly with our products in the near future.

Research and Development

We focus our research and development efforts primarily on three areas: video/audio decoder technologies, secure media processing and home connectivity. In building new solutions, our strategy is to build fully integrated chipset solutions. To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression as well as wired and wireless connectivity. We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to the current architecture.

We have invested, and expect that we will continue to invest, substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of Motion Picture Expert Group, or MPEG, and other multimedia technologies. During fiscal 2014, 2013 and 2012 our research and development expenses were $73.2 million, $103.5 million and $86.5 million, respectively.

We have assembled a qualified team of experienced engineers and technologists. As of February 1, 2014, we had 497 research and development employees. These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of February 1, 2014, we held 117 issued patents and we had 110 patent applications pending for our technology. The expiration dates of these patents are within the next one to twenty years.  We cannot assure you that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, Grace Semiconductors and NXP Semiconductors, or NXP, to fulfill the majority of our semiconductor fabrication needs, including chipset manufacturing. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems in fiscal 2013.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.  In addition, we may be unable to secure sufficient capacity at our third-party manufacturers’ facilities, which could harm our ability to ship products to our customers in a timely manner and negatively impact our financial results in a particular period.

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

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. We did not incur any material expenditures in fiscal 2014, and none are planned for fiscal 2015 in relation to any environmental matters.

Backlog

Our backlog at February 1, 2014 was approximately $39.1 million, compared with backlog of approximately $55.1 million at February 2, 2013. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders for existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a useful measure of our future sales.

Employees

As of February 1, 2014, we had 716 full-time employees worldwide, including 497 in research and development, 112 in sales and marketing, 75 in general and administration and 32 in operations and quality assurance.

Over the past two fiscal years, we adopted restructuring plans which included targeted reductions in labor costs through headcount reduction and other related actions.  We reduced our workforce over several geographic regions by 67 employees and 114 employees in fiscal 2014 and 2013, respectively, resulting in restructuring charges of $1.7 million and $2.2 million in fiscal 2014 and 2013, respectively.

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

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2014, sales of our chipsets represented a substantial amount of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers' demand, our net revenue could be harmed.

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

In fiscal 2013 and fiscal 2014, we launched and implemented restructuring plans to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

No customer accounted for more than 10% of our net revenue in fiscal 2014. For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue. For fiscal 2012, Motorola and Gemtek accounted for 17% and 22%, respectively, of our net revenue.

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

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When the demand for our customers' products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of effort and time working with our customers to allocate a limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. For example, during fiscal 2014 and 2013, we recorded a provision for excess inventory of $0.8 million and $7.1 million, respectively, which was primarily the result of the end of life of certain products and our end customer’s transition to a next generation product sold by one of our competitors. When we have excess or obsolete inventory, the value of our inventory declines, which increases our cost of revenue and reduces our liquidity.

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

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We have also been subject to claims based on our alleged failure to comply with license terms. Any of the foregoing events or claims could result in litigation. In fiscal 2013, we were named in a lawsuit alleging certain of our products infringe the patents held by another party. In addition, we have filed a motion to intervene, which has been granted, in a patent infringement lawsuit based upon now expired patents that was previously brought by U.S. Ethernet Innovations, LLC, or USEI, against AT&T Mobility, Inc., or AT&T, after the court in early 2013 lifted a stay that had been in place regarding the allegedly infringing AT&T product that contains our chipset and after renewed requests for indemnification and defense concerning the lawsuit. USEI has asserted counter-claims against us in this action, and we have responded to these counter-claims. From time to time, we have been subject to audits of our compliance with license agreements. As a result of these audits, we have been required to make additional payments to our licensing partners. In February 2014, we were sued by a third-party licensor who claimed we breached our license agreement with them. Any litigation or additional audits of our licensing compliance, including the audits and proceedings we are currently undergoing, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation or arbitration or additional payments from any licensing audits, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation or audit, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

In connection with the resignation of two board members during fiscal 2014, two new directors were elected to our board of directors. Two of our other directors have served on our board of directors for less than 18 months.  Because of these additions, our board of directors has not worked together as a group for an extended period of time. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of February 1, 2014, we held 117 patents and these patents will expire within the next one to twenty years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

New regulations related to conflict-free minerals may force us to incur additional expenses which could harm our financial results and decrease our cash balance.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”, regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We could be required to incur additional expenses in our efforts to comply with these new regulations, which could harm our financial results and decrease our cash balance. In July 2013, the U.S. Court of Appeals for the District of Columbia rejected a challenge to the conflict minerals rules that had been brought in October 2012 by the National Association of Manufacturers and the U.S. Chamber of Commerce. In January 2013, the SEC conflict minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. We are currently evaluating disclosure requirements in order to comply with these disclosures, if any, within the prescribed time frame.

In the semiconductor industry, these minerals are most commonly found in gold and other metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free”. Some customers may choose to disqualify us a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. In fiscal 2014, we generated $21.4 million in cash from our operating activities. During the fourth quarter of fiscal 2014, we repurchased approximately 0.5 million shares of our common stock at a weighted average price of $4.83 for a total value of $2.3 million. The stock repurchase was pursuant to our Board of Directors authorization in fiscal 2014 for the repurchase of up to $20.0 million of our common stock in the open market or in privately negotiated transactions through December 31, 2014. In fiscal 2013, we used $14.6 million of our cash in our operating activities. During the second quarter of fiscal 2013, we made cash payments aggregating $38.2 million related to the acquisition of certain assets of the DTV business of Trident Microsystems. During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock. In November 2009, we used approximately $116.0 million in cash (which included approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate. The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore had previously negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center. During fiscal 2009, we established a foreign operating subsidiary in Singapore. However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones. We therefore initiated renewed negotiations with the Singapore tax agency and have reached an agreement in the year ended February 1, 2014 that we will be allowed to retain the tax benefits through February 29, 2012.We have accrued income taxes at the full 17.0% income tax rate on all income earned in subsequent periods.

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

We have a history of fluctuating operating results, including net losses in fiscal 2012, 2013 and 2014 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results. We reported net income of $2.5 million in fiscal 2010, net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, and a net loss of $11.0 million in fiscal 2014. To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2014, we derived 86% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Shanghai, Vietnam, Singapore, Germany, France and The Netherlands; sales and research and development facilities in Taiwan, Israel and Denmark; sales and sales support facilities in South Korea, Japan, Shenzhen and Hong Kong, and a distribution facility in Singapore.

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

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility. We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, Grace Semiconductors, or Grace, and NXP Semiconductors, or NXP, to produce substantially all of our chipsets. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems. As we continue to establish a relationship with NXP, we may experience delays, disruptions and technical or quality control problems as we integrate them into our manufacturing processes. In June 2013, we filed a lawsuit against NXP, as well as Trident, to attempt to recover $1.8 million in damages we suffered resulting from the period of time during which Trident was acting on our behalf in operating our DTV business and placing orders with NXP for inventory. This lawsuit could adversely affect our relationship with NXP. In February 2014, we entered into a settlement agreement with Trident and NXP. In February 2014, pursuant to the settlement agreement, Trident paid us $1.4 million for the recovery of our assets. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products. These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice. In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC, UMC, Grace or NXP may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  Our Chief Executive Officer has served in that role for us for over thirty years and the loss of his services could have a negative impact on our operations.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in fiscal 2013 and 2014, we terminated a significant number of employees and also imposed work furloughs. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and seek alternative employment opportunities. None of our officers or key employees is bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of February 1, 2014, we had 101 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv. Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program is exempt from tax for a period of two years commencing calendar year 2008 and 2009, respectively, and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis. The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs. Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level. The termination or reduction of these tax benefits would likely increase our tax liability. Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future. The current maximum enterprise tax rate in Israel is 26.5%.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014 and concluded that our internal control over financial reporting was effective.  However, during the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems.  As a result of completing the accounting procedures related to this acquisition, we were unable to timely file our quarterly report on Form 10-Q for the quarterly period in which we completed this acquisition.  In fiscal 2014 and 2013, we also experienced significant turnover in our finance and accounting personnel, including the resignation of our former chief financial officer on March 4, 2013.  All of these changes placed a strain on our internal control over financial reporting, and we must continue to apply significant resources in order to maintain effective internal controls.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the fiscal year ended February 1, 2014, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $6.49 on September 13, 2013 to a low of $4.06 on December 18, 2013.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2015.  We also lease an approximately 9,075 square foot facility in Tel-Aviv, Israel that is used for our Israel operations.  We have the right to renew the lease for the Israel facility until December 31, 2014 for 7,523 square feet and until June 15, 2014 for the remaining 1,552 square feet.  We also lease facilities for sales and sales support in South Korea, Japan, Shenzhen, Hong Kong and a distribution facility in Singapore.  Additionally, we lease facilities for research and development in Shanghai, Vietnam, Singapore, Germany, France and The Netherlands, and facilities for sales and research and development in Taiwan and Denmark.

ITEM 3.      LEGAL PROCEEDINGS

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our SoCs infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The Court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us, for which we have responded. The parties have now completed fact discovery and have moved on to expert discovery. USEI attempted to expand the scope of claims to cover all of our semiconductors; however, the court approved our motion to limit the case to only those devices initially claimed in the original USEI filing. Case management hearings for this multi-party suit have resulted in the court entertaining separate sequential trials for the various interveners remaining in the case. Intel Corporation, as one intervener, has requested that it proceed first, which would set a precedent for all subsequent trials. The trial date currently set by the court for the first trial is January 5, 2015.

In April 2013, we initiated a lawsuit against Trident and NXP Semiconductors Netherlands B.V. (“NXP”) Adv. Aoc. No. 13-50940 (CSS) in the United States Bankruptcy Court for the District of Delaware. Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. In May 2012, we entered into an Asset Purchase Agreement (“APA”) with Trident to acquire certain assets of its digital television and PC television businesses, as further discussed in Note 10. In connection with the APA, we entered into a Transition Services Agreement (“TSA”) under which Trident agreed to provide certain transition services to us following the closing, including management of billings and collections with their former customers and payment to former vendors, among others. We were seeking recovery of $1.8 million that we paid to Trident to specifically pay to NXP, on our behalf pursuant to the TSA, for purchases of inventory that Trident, on our behalf, made from NXP during the month of June 2012. NXP claimed they had not received payment of $1.8 million from Trident and reduced such amount from our inventory prepayment balance with NXP. Both Trident and NXP filed motions to dismiss our claims and we answered their motions. During the third quarter of fiscal 2014, we could reasonably estimate our potential range of loss on this matter, and we recognized an impairment of approximately $0.4 million on this receivable which is included in “General and administrative” in the accompanying consolidated statements of operations. On February 3, 2014, we entered into a settlement agreement with the parties and pursuant to the settlement agreement, Trident agreed to pay us $1.4 million. The net receivable of $1.4 million is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at February 1, 2014. We received the settlement payment towards the end of February 2014.

In February 2014, Mentor Graphics Corporation (“Mentor”) filed a complaint against us, Case No. 3-14-cv00742, in the U.S. District Court for the Northern District of California, for unspecified damages alleging copyright infringement, breach of contract, unjust enrichment and a request for audit and accounting relating to that certain Reference Platform License Agreement for Embedded Software, dated March 28, 2008 (the “Mentor Agreement”) by and between Trident Microsystems, Inc. (“Trident”) and Mentor. The Mentor Agreement was assigned to us in connection with our acquisition of assets related to the DTV business of Trident. We have filed our answer to this complaint, denying the substantive allegations. We believe this complaint is without merit and intend to defend ourselves vigorously.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low

First fiscal quarter	$5.41	$4.30	$6.11	$4.68
Second fiscal quarter	5.79	4.35	6.74	5.43
Third fiscal quarter	6.70	4.68	7.13	5.62
Fourth fiscal quarter	5.75	4.04	6.00	5.04

As of April 11, 2014, we had approximately 128 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we currently do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 18 to our consolidated financial statements.

Purchases of Equity Securities by Issuer

The following table sets forth a summary of our stock repurchases under our share repurchase program for fiscal 2014:

	Number of shares purchased	Average price per share	Number of shares purchased under publicly announced programs	Approximate dollar value that may yet be purchased under the programs (in thousands)
Beginning balance available under the share repurchase program as of December 11, 2013 (1)	—	$—	—	$20,000
Shares repurchased:
January 2014	466,831	$4.83	466,831	2,257
Ending balance available under the share repurchase program as of February 1, 2014				$17,743

(1)	On December 11, 2013, we announced a share repurchase program to repurchase up to $20.0 million in value of our outstanding shares of common stock through December 31, 2014.

Stock Performance Graph

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2009 in (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sigma Designs, Inc., the NASDAQ Composite Index,
and the NASDAQ Electronic Components Index

$350
$300
$250
$200
$150
$100
$50
$0
1/31/09
1/30/10
1/29/11
1/28/12
2/2/13
2/1/14
Sigma Designs, Inc.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 1/31/09 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, and the consolidated balance sheets data as of February 1, 2014, and February 2, 2013 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 29, 2011 and January 30, 2010 and the consolidated balance sheets data as of January 28, 2012, January 29, 2011, and January 30, 2010 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Consolidated Statements of Operations Data:
Net revenue	$199,193	$216,613	$182,617	$286,915	$206,083
Income (loss) from operations	(9,572)	(83,346)	(175,715)	12,917	3,201
Net income (loss)	(11,049)	(101,768)	(168,045)	9,147	2,455
Basic net income (loss) per share	(0.32)	(3.06)	(5.25)	0.29	0.09
Diluted net income (loss) per share	$(0.32)	$(3.06)	$(5.25)	$0.29	$0.09

	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Consolidated Balance Sheets Data:
Working capital	$91,870	$96,628	$110,950	$163,196	$165,990
Total assets	$215,775	$220,831	$297,224	$459,239	$423,897
Total shareholders' equity	$158,391	$162,018	$248,475	$398,041	$368,822

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in the consolidated statements of operations data above:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Stock-based Compensation Expense:
Cost of revenue	$267	$487	$478	$560	$358
Research and development	3,381	5,740	6,277	6,745	5,334
Selling and marketing	1,275	1,811	2,137	2,094	1,861
General and administrative	1,891	2,557	3,133	3,178	1,240
	$6,814	$10,595	$12,025	$12,577	$8,793

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

We derive nearly all of our operating net revenue from sales of chipset products and we sell our chipsets into four primary target markets plus licensing and other markets, for which we separately report revenues that we derive from sales into each of these target markets.

Our primary target markets are the DTV market, set-top box market, home networking market, home control market and license and other markets. Because of our focus on these target markets, we separately report revenues that we derive from sales into each of these target markets.  Starting with the first quarter of fiscal 2014, we have defined the DTV market to include all products that are sold into digital televisions or “SmartTVs” as well as other adjacent markets using chipset products that are designed for video post-processing. We believe DTV products complement our existing set-top box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. We serve this market with our media processor SoCs and dedicated post-processing products. Also starting with the first quarter of fiscal 2014, we have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products. We have also eliminated the connected media player market as a separate revenue market as the majority of demand accruing from these sales will be represented in the set-top box market. We serve this market primarily with our media processor products. The home networking market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve the home networking market with our wired home networking controllers that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. We define the home control market to include all the gateways and interconnected appliances that provide home monitoring and control for the management of security, safety, energy, health, and convenience. Our home control product line consists of our wireless Z-Wave chipsets, which consist of wireless transceiver devices along with a mesh networking protocol. We also sell into license and other markets which include technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Characteristics of our business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders. We forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve.  We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period.  During fiscal 2014, 2013 and 2012, we recorded provisions for excess inventory of $0.8 million, $7.1 million and $9.0 million, respectively, primarily due to the end of life of certain products and an end customer’s transition to a next generation product sold by our competitors

Many of our target markets are characterized by intense price competition.  The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time.   The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, discounts, mix of product sales, amount of license revenue and provisions for inventory excess and obsolescence.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of consolidated financial statements and related disclosures requires us to make judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in Note 1 to the consolidated financial statements for the year ended February 1, 2014, reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Restructuring charges:  Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases, other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2014 and 2013, we recorded restructuring charges of $2.3 million and $3.3 million, respectively.

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

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis. We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2014, 2013 and 2012.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products.  At February 1, 2014 and February 2, 2013, the allowance for sales returns, discounts and bad debt was approximately $0.3 million and $0.3 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventory: Our inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers usually only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.  In addition, we write-off inventory that is obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we recorded provisions for excess and obsolete inventory of approximately $0.8 million, $7.1 million and $9.0 million to cost of revenue for fiscal 2014, 2013 and 2012, respectively. We have sold through $1.0 million, $3.3 million and $0.6 million of inventory that we had previously recorded as excess and obsolete in fiscal 2014, 2013 and 2012, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, trademarks, non-compete agreements, purchased IP and IP R&D.  We currently amortize our intangible assets with definitive lives over periods ranging from two to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.  We capitalize IP R&D projects acquired as part of a business combination and upon completion of each project, IP R&D assets are reclassified to developed technology and amortized over their estimated useful lives

Impairment of goodwill and other long-lived assets: We evaluate goodwill on an annual basis as of the last day of our fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. During the third quarter of fiscal 2014, we adopted prospectively, the authoritative guidance, ASU No. 2010-17, “Revenue Recognition – Milestone Method”, (ASU 2010-17) that provides an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with (1) either the vendor’s performance to achieve the milestone or (2) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. We also derive a portion of our net revenue from licensing the right to use our intellectual property. We recognize licensing revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria are usually met at the time our technology is made available to the customer.

On occasion, we derive revenue from the license of our internally developed intellectual property ("IP"). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP"), if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and the Company’s historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above. Fees under these agreements generally include (a) license fees relating to our IP, (b) engineering services, and (c) support services. Historically, each of these elements has standalone value and therefore each are treated as separate units of accounting. Any future licensing arrangements will be analyzed based on the specific facts and circumstances which may be different than our historical licensing arrangements.

For deliverables related to licenses of our technology that involve significant engineering services, we recognize revenue in accordance with the provisions of the proportional performance method. We determine costs associated with engineering services using actual labor dollars incurred and estimated other direct or incremental costs allocated based on the percentage of time the engineer(s) spent on the project. These costs are deferred until revenue recognition criteria have been met, at which time they are reclassified as cost of revenue.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue, consisting principally of license fees collected in advance, at February 1, 2014 and February 2, 2013 was $3.0 million and $3.1 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Results of operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	February 1, 2014	% of Net Revenue		February 2, 2013	% of Net Revenue		January 28, 2012	% of Net Revenue

Net revenue	$199,193	100%		$216,613	100%		$182,617	100%
Cost of revenue	91,052	46%		125,588	58%		105,241	58%
Gross profit	108,141	54%		91,025	42%		77,376	42%
Operating expenses
Research and development	73,162	37%		103,478	47%		86,517	47%
Sales and marketing	21,637	11%		34,550	16%		34,467	19%
General and administrative	19,640	10%		27,899	13%		20,829	11%
Restructuring costs	2,261	1%		3,264	2%		-	-
Impairment of goodwill	-	-		-	-		45,108	25%
Impairment of acquired intangible assets	-	-		-	-		66,170	36%
Impairment of IP, mask sets and design tools	1,013	-		6,569	3%		-	-
Gain on acquisition	-	-		(1,389)	(1%	)	-	-
Total operating expenses	117,713	59%		174,371	80%		253,091	138%
Loss from operations	(9,572)	(5%	)	(83,346)	(38%	)	(175,715)	(96%	)
Gain on sale of development project	1,079	1%
Impairment, net of gain on sale, of privately-held investments, net	(433)	-		-	-		-	-
Interest and other income, net	827	-		2,325	1%		2,704	1%
Loss before income taxes	(8,099)	(4%	)	(81,021)	(37%	)	(173,011)	(95%	)
Provision for (benefit from) income taxes	2,950	2%		20,747	(10%	)	(4,966)	(3%	)
Net loss	$(11,049)	(6%	)	$(101,768)	(47%	)	$(168,045)	(92%	)

Net revenue

Our net revenue for fiscal 2014 decreased $17.4 million, or 8%, compared to fiscal 2013. The decrease was primarily due to a decline in our chipset revenue of $29.3 million, or 14%, partially offset by an increase in our license and other revenue of $11.9 million, or 184%. The decline in our chipset revenue resulted primarily from reduced demand, a weaker pricing environment, the end of life for several products and new product transitions. Sales of our chipsets accounted for approximately 91%, 97% and 99% of our net revenue for fiscal 2014, 2013 and 2012, respectively. The increase in license and other revenue was primarily the result of two outbound license agreements.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Fiscal Years Ended
	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue	January 28, 2012	% of Net Revenue

DTV	$49,600	25%	$76,614	35%	$12,351	7%
Home networking	72,927	37%	79,492	37%	68,266	37%
Set-top Box	38,483	19%	42,205	19%	90,780	50%
Home Control	20,704	10%	12,342	6%	11,092	6%
License and other	17,479	9%	5,960	3%	128	0%
Net revenue	$199,193	100%	$216,613	100%	$182,617	100%

DTV market:  Our acquisition of the DTV assets from Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the DTV market, which previously had not been significant and had been included in the license and other category. We believe DTV products complement our IPTV media processor and connected media player products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home networking market.  DTV net revenue decreased $27.0 million, or 35%, in fiscal 2014 compared to fiscal 2013, primarily due to declines of 20% in average selling price and 19% in units shipped. The decline in our DTV market resulted primarily from reduced demand and new product transitions. Net revenue from sales of our products into the DTV market was $76.6 million in fiscal 2013, of which $66.6 million was attributable to the DTV product lines resulting from our acquisition of the DTV assets from Trident Microsystems in the second quarter of fiscal 2013. Excluding the net revenue generated from the acquisition of the DTV assets, our net revenue from sales of our products into the DTV market decreased to approximately $10.0 million in fiscal 2013 from net revenue of $12.4 million in fiscal 2012. As a percentage of net revenue, DTV revenue accounted for 35% and 7% of our total net revenue in fiscal 2013 and 2012, respectively. We expect that our DTV business may experience some seasonality common to consumer electronics markets. We expect our net revenue from the DTV market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we develop and introduce new products for this market.

Home networking market:  For fiscal 2014, net revenue from sales of our products into the home networking market decreased $6.6 million, or 8%, compared to fiscal 2013. The decrease was primarily attributable to a decline of 12% in average selling price, compared to fiscal 2014, partially offset by a 4% increase in units shipped. For fiscal 2013, net revenue from sales of our products into the home networking market increased $11.2 million, or 16%, compared to fiscal 2012. The increase in net revenue was primarily the result of a higher volume of units shipped due to our expansion into South America and continued growth in Asia.

Set-top box market: For fiscal 2014, net revenue from sales of our products into the set-top box market decreased $3.7 million, or 9%, compared to fiscal 2013. The decrease was primarily attributable to a decline of 16% in average selling price, partially offset by a 9% increase in units shipped. The decline in the average selling price was primarily due to the shift in market demand from our MIPS based products to a new generation of ARM based products.  For fiscal 2013, net revenue from sales of our products into the set-top box market decreased $48.6 million, or 54%, compared to fiscal 2012. The decrease in our net revenue from the set-top box market was primarily due to declines of 50% in units shipped and 7% in average selling price. The decrease in net revenue was primarily attributable to our operators’ pending transitions to newer generations of set-top box products and the resultant draw-down of inventory levels.

Home control market:   For fiscal 2014, net revenue from sales of our products into the home control market increased $8.4 million, or 68%, compared to fiscal 2013. The increase was due to an increase of 63% in units shipped with almost no change in the average selling price. The increase was primarily the result of the adoption of our home control automation services by the customers in security and protection services, telecommunication services and E-retailers. We expect our revenue from the home control market to continue to increase in the foreseeable future. For fiscal 2013, net revenue from sales of our products into the home control market increased $1.3 million, or 11%, compared to fiscal 2012.  The increase in net revenue was primarily due to our continued growth in Asia and North America.

License and other market:  Our license and other market consists primarily of technology license revenue and revenue from other ancillary markets. For fiscal 2014, net revenue from sales of our products into the license and other market increased $11.5 million, or 193%. The increase in revenue is attributable to two license agreements pursuant to which we license our technology to third parties. For fiscal 2013, net revenue from sales of our products into the license and other market increased $5.8 million from net revenue of $0.1 million in fiscal 2012. The increase in revenue is attributable to one license agreement pursuant to which we license our technology to a third party.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue	January 28, 2012	% of Net Revenue

Asia	$144,483	73%	$150,658	70%	$166,583	91%
North America	28,795	14%	17,006	8%	8,982	5%
Europe	22,262	11%	41,283	19%	5,718	3%
Other Regions	3,653	2%	7,666	3%	1,334	1%
Net revenue	$199,193	100%	$216,613	100%	$182,617	100%

Asia:  Our net revenue from Asia decreased $6.2 million, or 4%, for fiscal 2014 compared to fiscal 2013. The decrease in net revenue was primarily attributable to lower demand in our DTV, home networking and set-top box markets, partially offset by increases in our home control and license and other markets. As a percentage of total net revenue by country, China, including Hong Kong, Taiwan and Thailand represented 66%, 9% and 17%, respectively, of the total net revenue generated from Asia in fiscal 2014. Our net revenue from Asia decreased $15.9 million, or 10%, for fiscal 2013 compared to fiscal 2012.  Our net revenue from Asia decreased 21 percentage points as a percentage of our total net revenue for fiscal 2013 compared to fiscal 2012.  The decrease in net revenue from Asia was primarily attributable to lower demand in our set-top box market, partially offset by the addition of DTV net revenue and higher demand for our home networking products. As a percentage of total net revenue by country, China, including Hong Kong, Taiwan and Thailand represented 75%, 9% and 4%, respectively, of the total net revenue generated from Asia in fiscal 2013.

North America:  Our net revenue from North America increased $11.8 million, or 69%, for fiscal 2014 compared to fiscal 2013.  The increase in net revenue was primarily from two customers in our license and other market. Our net revenue from North America increased 6 percentage points as a percentage of our total net revenue for fiscal 2014 compared to fiscal 2013.  This increase in revenue was primarily due to an increase of sales in our license and other market, and to a lesser extent in our set-top box market. This increase was partially offset by lower sales in the DTV and home control markets. For fiscal 2014 and 2013, our net revenue generated outside North America was 86% and 92% of our net revenue, respectively.  Our net revenue from North America increased $8.0 million, or 89%, for fiscal 2013 compared to fiscal 2012.  This increase in revenue was primarily due to the increase of sales in home control, license and other, and the addition of DTV net revenue.

Europe:  Our net revenue from Europe decreased $19.0 million, or 46%, for fiscal 2014 compared to fiscal 2013. This decrease was primarily due to the reduction of DTV net revenue by $20.8 million, partially offset by an increase of sales in our set-top box market. Our net revenue from Europe decreased 8 percentage points as a percentage of our total net revenue for fiscal 2014 compared to fiscal 2013. Our net revenue from Europe increased $35.6 million, or 622%, for fiscal 2013 compared to fiscal 2012.  This increase was primarily due to the addition of DTV net revenue of $38.8 million, partially offset by decreases in the home networking and set-top box markets due to changes in location of the contract manufacturers used by our customers. Our net revenue from Europe increased 16 percentage points as a percentage of our total net revenue for fiscal 2013 compared to fiscal 2012.

Major customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

TP Vision	*	14%	*
Flextronics	*	12%	*
Motorola	*	*	17%
Gemtek	*	*	22%

*Accounted for less than 10% of our net revenue.

Although we continue to generate revenue from the four customers mentioned in the table above, they no longer represent more than 10% of our net revenue.

Gross profit and gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	For Fiscal Years Ended
	February 1, 2014	% Change	February 2, 2013	% Change	January 28, 2012

Gross profit	$108,141	19%	$91,025	18%	$77,376
Gross margin %	54.3%		42.0%		42.4%

Gross profit increased $17.1 million, or 19%, for fiscal 2014 compared to fiscal 2013. Gross profit in fiscal 2014 was positively impacted by higher sales in license technology and home control products, a shift in the mix of products sold in other target markets, and our continued operational efficiency in manufacturing operations. The productivity improvements were in large part due to increased benefits from cost savings. In addition, during fiscal 2013 we incurred a $4.6 million charge related to the impairment of certain long-lived assets as part of cost of sales, with no recurrence of such charge in 2014. The combined effect of these items was a positive impact to our gross margin of 12.3 percentage points for fiscal 2014. Our future gross margin could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins. Our gross margin may also be impacted by the geographic mix of our revenue and may be adversely affected by increased sales discounts, rebates, royalties, and product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margin arises in the future, our gross margin could decline. During fiscal 2014, we benefitted from the sale of $1.0 million of inventory that had been previously written-down.

Our gross margin declined 0.4 percentage points in fiscal 2013 compared to fiscal 2012, primarily due to the addition of the lower margin DTV product line which reduced overall gross margin by 7.9 percentage points. Excluding DTV, our gross margin was 49.9%, an increase of 7.5 percentage points compared to fiscal 2012. This increase was primarily a result of an increase in the volume of our home networking products with reduced average cost per unit, or ACU, the license revenue we recognized in fiscal 2013 with no corresponding license revenue in fiscal 2012 and lower fixed costs absorbed in fiscal 2013 compared to fiscal 2012. The decrease in ACU was primarily due to cost reduction efforts to offset declines in ASP and product mix, and was partially offset by a decreased percentage of fixed costs per unit due to an 83% increase in units shipped. Excluding DTV shipments, units shipped increased 11% in fiscal 2013 compared to fiscal 2012. Our fixed costs include items such as depreciation and amortization and compensation costs for operations. The decrease in gross margin primarily due to the DTV product mix was partially offset by a reduction of $1.9 million in the amount of inventory write-downs we had in fiscal 2013 compared to fiscal 2012. In fiscal 2013, we recorded a $7.1 million provision for excess inventory primarily in connection with the end of life of certain products. During fiscal 2013 and 2012, we benefited from the sale of $3.3 million and $0.6 million, respectively, of inventory that had been previously written-down.

Operating expenses

The following table sets forth operating expenses and operating expenses as a percent of net revenue (in thousands, except percentages):

	Fiscal Years Ended
	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue	January 28, 2012	% of Net Revenue

Research and development	$73,162	37%	$103,478	47%	$86,517	47%
Sales and marketing	21,637	11%	34,550	16%	34,467	19%
General and administrative	19,640	10%	27,899	13%	20,829	11%
Restructuring costs	2,261	1%	3,264	2%	-	-
Impairment of goodwill	-	-	-	-	45,108	25%
Impairment of acquired intangible assets	-	-	-	-	66,170	36%
Impairment of IP, mask sets and design tools	1,013	0%	6,569	3%	-	-
Gain on acquisition	-	-	(1,389)	(1%)	-	-
Total operating expenses	$117,713	59%	$174,371	80%	$253,091	138%

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

Our research and development expense is summarized as follows (in thousands except for percentages):

	For Fiscal Years Ended			Fiscal 2014 vs 2013		Fiscal 2013 vs 2012
	February 1, 2014	February 2, 2013	January 28, 2012	$ Change	% Change	$ Change	% Change

Research and development expense	$73,162	$103,478	$86,517	$(30,316)	(29%)	$16,961	20%

Research and development expense decreased $30.3 million, or 29%, in fiscal 2014. The decrease was primarily due to reductions of $18.4 million in compensation and benefits, $2.4 million in stock-based compensation expense, $2.1 million in amortization and depreciation expense, $6.8 million in projects and material costs, and $0.6 million in support and other variable expenses. The reduction in our research and development expense resulted from our restructuring efforts principally through reduction in force. We had 497 employees in research and development at the end of fiscal 2014 compared to 672 employees at the end of fiscal 2013.

Research and development expense increased $17.0 million, or 20%, in fiscal 2013 compared to fiscal 2012.  Fiscal 2013 includes $18.2 million of DTV research and development activities subsequent to our acquisition of certain assets used in the digital TV business from Trident in the second quarter of fiscal 2013. The increase was primarily due to a 45% increase in headcount as a result of the acquisition and other related operating activities.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

Our sales and marketing expense is summarized as follows (in thousands except for percentages):

	For Fiscal Years Ended			Fiscal 2014 vs 2013		Fiscal 2013 vs 2012
	February 1, 2014	February 2, 2013	January 28, 2012	$ Change	% Change	$ Change	% Change

Sales and marketing expense	$21,637	$34,550	$34,467	$(12,913)	(37%)	$83	0%

Sales and marketing expense for fiscal 2014 and fiscal 2013 includes $0.1 million and $5.7 million, respectively, of settlement charges in connection with claims that we failed to comply with third party technology licensors’ custodial and reporting requirements. For further discussion, refer to Note 16, “Commitments and contingencies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.  Excluding settlement charges, our sales and marketing expense decreased $7.3 million, or 25%, in fiscal 2014. The decrease was primarily due to reductions of $4.1 million in compensation and benefits, $0.5 million in stock-based compensation and $2.7 million in marketing, travel and other variable costs. The overall decrease in our sales and marketing expense was a result of our reduction in force and our restructuring efforts. We had 112 employees in sales and marketing at the end of fiscal 2014 compared to 135 employees at the end of fiscal 2013.

Sales and marketing expense for fiscal 2013 and fiscal 2012 includes $5.7 million and $2.0 million, respectively, of settlement charges in connection with claims that we failed to comply with third party technology licensors’ custodial and reporting requirements. Fiscal 2013 also includes $1.9 million of DTV post-acquisition selling and marketing expense. Excluding these costs, our sales and marketing expense decreased $5.5 million, or 17%, in fiscal 2013. The decrease was primarily due to a $5.0 million reduction in amortization expense resulting from the impairment and write-down of the related intangibles in fiscal 2012.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

Our general and administrative expense is summarized as follows (in thousands except for percentages):

	For Fiscal Years Ended			Fiscal 2014 vs 2013		Fiscal 2013 vs 2012
	February 1, 2014	February 2, 2013	January 28, 2012	$ Change	% Change	$ Change	% Change

General and administrative expense	$19,640	$27,899	$20,829	$(8,259)	(30%)	$7,070	34%

General and administrative expense decreased $8.3 million, or 30%, in fiscal 2014 compared to fiscal 2013. General and administrative expense for fiscal 2013 includes approximately $3.0 million of expenses directly related to the acquisition of certain assets used in the DTV business from Trident in the second quarter of 2013. Excluding the acquisition costs, our general and administrative expense decreased $5.3 million, or 21%, in fiscal 2014. The decrease was primarily due to reductions of $1.9 million in compensation and benefits, $0.7 million in stock-based compensation expense, $1.1 million in shareholders related activities, and $1.6 million in overall corporate-level spending and allocations. The decrease in our general and administrative expense was a result of our reduction in force and our restructuring efforts. We had 75 employees in general and administrative at the end of fiscal 2014 compared to 100 employees at the end of fiscal 2013.

General and administrative expense increased $7.1 million, or 34%, in fiscal 2013 compared to fiscal 2012.  Fiscal 2013 includes $3.0 million of expenses directly related to the acquisition of certain assets used in the DTV business from Trident in the second quarter of fiscal 2013, and includes $1.4 million of DTV general and administrative activities subsequent to our acquisition. Excluding these costs, our general and administrative expense increased $2.7 million, or 13%, in fiscal 2013 compared to fiscal 2012 primarily due to costs associated with expansion of facilities and IT infrastructure, and shareholder related activities.

Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.3 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million was reflected in cost of revenue and $3.2 million was reflected in operating expenses ($2.4 million in research and development, $0.4 million in sales and marketing and $0.4 million in general and administrative). Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Terminations costs are recognized when the costs are deemed both probable and estimable.

In fiscal 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of approximately $2.3 million, of which $1.7 million was related to workforce reductions of 67 employees across several geographic regions and $0.6 million was related to early termination of lease agreements for locations in Canada and southern California. Of the total restructuring charges recorded in fiscal 2014, less than $0.1 million was reflected in cost of revenue and $2.3 million was reflected in operating expenses ($1.3 million in research and development, $0.3 million in sales and marketing and $0.7 million in general and administrative).

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the accompanying consolidated statements of operations. We anticipate that these restructuring measures will reduce ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $21.0 million to $22.5 million annually and other additional operational expenses by $0.8 million to $1.0 million annually. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Liability, February 2, 2013	1,014	-	8	1,022	3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	$363	$-	$2	$365	$5,570

Impairment of intangible assets

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

During fiscal 2014, we continued to restructure our operations to further align our operating expenses with our business, industry and revenue outlooks. In connection with our continued restructuring plan, we performed an impairment review of our intangible assets by comparing undiscounted expected future cash flows with the carrying values of the underlying assets. The results of this review indicated certain purchased IP licenses incorporated into discontinued products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.3 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements associated with such discontinued products of $0.7 million.  We recorded the impairment of $1.0 million related to products in development in operating expenses in the accompanying consolidated statements of operations in fiscal 2014.

Our business also requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded impairment charges of $1.0 million as a result of our quarterly reviews during fiscal 2014 for our purchased intellectual properties, mask sets and design tools.

During fiscal 2013, due to continued reductions in our profitability, negative cash flows from operations and our restructuring measures adopted in fiscal 2013, we performed an impairment review of our intangible assets.  In performing this review, we developed a forecast of the undiscounted cash flow expected to be generated by each intangible asset group and compared the result to the carrying value. The results of this review indicated certain purchased IP licenses incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements and prepaid licenses associated with such discontinued products of $2.6 million and $0.4 million, respectively.  We recorded the impairment of $4.6 million related to developed products in cost of revenue and the impairment of $6.6 million related to products in development in operating expenses in the accompanying consolidated statements of operations in fiscal 2013.

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

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Cost of revenue	$9,105	$9,473	$9,562
Operating expenses	1,542	2,124	9,206
Total intangible amortization expense	$10,647	$11,597	$18,768

Intangible assets subject to amortization were as follows as of February 1, 2014 (in thousands, except for years):

	February 1, 2014
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks	2,678	-	(2,102)	576	4.9
Non-compete agreements	1,400	-	(1,400)	-
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Cost of revenue	$267	$487	$478
Research and development	3,381	5,740	6,277
Sales and marketing	1,275	1,811	2,137
General and administrative	1,891	2,557	3,133
Total stock-based compensation	$6,814	$10,595	$12,025

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations. As of February 1, 2014, the unrecorded stock-based compensation balance related to stock options, restricted stock awards, and restricted stock units outstanding excluding estimated forfeitures was $3.2 million, $0.7 million, and $2.3 million, respectively, which will be recognized over an estimated weighted average amortization period of 1.7 years, 1.8 years, and 2.0 years, respectively. The amortization period is based on the expected vesting term of the awards. The decrease in stock-based compensation expense for fiscal 2014 compared to fiscal 2013 was primarily due to stock options that became fully vested or forfeited during the year, partially offset by an increase in awards for newly hired and existing employees compared to the prior fiscal year. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

Gain on acquisition

On May 4, 2012, we completed our acquisition of certain assets used in or related to Trident’s DTV business for a purchase price of $38.2 million, subject to adjustments based on the closing asset balance of the DTV business, plus the assumption of certain employee related liabilities pursuant to an Asset Purchase Agreement dated March 23, 2012 (the “Purchase Agreement”). Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. In April 2012, we were selected as the successful bidder to acquire Trident’s DTV business. The purchase price of the Trident acquisition was paid in cash.

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

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2014 vs 2013		Fiscal 2013 vs 2012
	February 1, 2014	February 2, 2013	January 28, 2012	$ Change	% Change	$ Change	% Change

Interest and other income, net	$827	$2,325	$2,704	$(1,498)	(64%)	$(379)	(14%)

Interest and other income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease of $1.5 million, or 64%, in fiscal 2014 compared to fiscal 2013 was primarily due to foreign currency fluctuations and lower interest income from a lower average cash balance. The decrease of $0.4 million, or 14%, in fiscal 2013 compared to fiscal 2012 was primarily due to foreign currency fluctuations and lower interest income from a lower average cash balance.

Impairment of investment

In fiscal 2014, we recorded approximately $0.6 million in other-than temporary impairment charges of our privately-held investments. There was no impairment of investments in fiscal 2013 or fiscal 2012.

Provision for (benefit from) income taxes

We recorded an income tax provision of $3.0 million and $20.7 million in fiscal 2014 and 2013, respectively, and a benefit from income taxes of $5.0 million in fiscal 2012.  The fiscal 2014, 2013 and 2012 effective tax rates were approximately 36%, 26%, and (3)%, respectively.  Our fiscal 2014 effective tax rate differs from the federal statutory rate of 35% primarily because most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.  Our fiscal 2013 effective tax rate differs from the federal statutory rate of 35% primarily because we set up a partial valuation allowance against our federal deferred tax assets due to our assessment that they are not more likely than not to be realized in the future, as well as most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. Our fiscal 2012 effective tax rate differs from the federal statutory rate of 35% primarily because our net loss for fiscal 2012 was either in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized or in jurisdictions where the losses were not deductible for tax purposes.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years ended February 29, 2012 contingent on meeting specified requirements.  Absent such tax incentives, the corporate income tax rate in Singapore would have been 17% from fiscal 2009 to fiscal 2012.  The impact of this tax holiday was to increase net income by approximately $2.0 million or $0.06 per diluted share in fiscal 2012, $6.7 million or $0.21 per diluted share in fiscal 2011 and $7.0 million or $0.25 per diluted share in fiscal 2010.  As we were unable to comply with all of the operating conditions required by the tax incentives, we have reached an agreement with the Singapore authorities that our incentives would not extend beyond February 29, 2012, but that we will be able to retain the benefits previously realized.

Liquidity and capital resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of February 1, 2014 and February 2, 2013 (in thousands):

	February 1, 2014	February 2, 2013

Cash and cash equivalents	$64,326	$51,218
Short-term marketable securities	7,791	17,455
	$72,117	$68,673

As of February 1, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $72.1 million, which represents approximately $2.09 per share of outstanding common stock as compared to $2.02 per share at February 2, 2013. Working capital as of February 1, 2014 was $91.9 million. Total cash and cash equivalents and short-term marketable securities increased by $3.4 million during fiscal 2014, primarily due to cash generated by operations of $21.4 million, net proceeds from the sale of a development project of $2.0 million, net proceeds from the sale of a privately-held investment of $2.1 million, repayment of $0.5 million in note receivable, proceeds of $2.6 million from issuance of common stock, and $0.7 million in excess tax benefit from stock-based compensation, partially offset by $17.0 million of purchases of software, equipment and leasehold improvements, $4.9 million of purchases of IP, $1.7 million net purchase of long-term securities, and $2.3 million of repurchase of our common stock.

As of February 1, 2014, we held $15.5 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows for fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net cash provided by (used in):
Operating activities	$21,434	$(14,645)	$(12,146)
Investing activities	(9,140)	17,100	(23,441)
Financing activities	1,047	4,229	7,315
Effect of foreign exchange rate changes on cash and cash equivalents	(233)	251	(177)
Net increase (decrease) in cash and cash equivalents	$13,108	$6,935	$(28,449)

Cash flows from operating activities

For fiscal 2014, we generated $21.4 million cash from our operations compared to using $14.6 million of cash in operations for fiscal 2013. Our net loss of $11.0 million in fiscal 2014 included $32.6 million of non-cash charges consisting of $20.2 million of depreciation and amortization expense, $6.8 million of stock-based compensation, $4.1 million of deferred income taxes, $1.4 million of impairment of intangible and other assets, $0.6 million of impairment on privately-held investments and $0.8 million of provision for excess and obsolete inventory, partially offset by $1.1 million gain on sale of development project and $0.1 million gain on sale of a privately-held investment. The remaining change in operating cash flows relating to changes in working capital for fiscal 2014 primarily reflected an increase in accounts receivable as a result of timing of shipments and collections, an increase in accounts payable generally due to timing of our payments, a decrease in inventory due to lower purchases of wafers used by our media processor products, a decrease in prepaid expenses and other current assets related to our acquisition of the DTV business from Trident, a decrease in accrued compensation and other benefits due to lower labor and labor related liabilities, a decrease in long-term income tax payable and an increase in accrued liabilities and other long-term liabilities. Our net loss of $101.8 million in fiscal 2013 included $65.0 million of non-cash charges consisting of $23.9 million of depreciation and amortization expense, $10.6 million of stock-based compensation, $12.4 million of deferred income taxes, $11.2 million of impairment of intangible and other assets, $7.1 million of provision for excess and obsolete inventory and $2.1 million of restructuring charges, partially offset by $1.4 million gain on acquisition, $0.4 million gain on disposal of software, equipment and leasehold improvements and $0.2 million recovery of sales returns, discounts, and doubtful accounts. The remaining change in operating cash flows relating to changes in working capital for fiscal 2013 primarily reflected decreases in accounts receivable, inventory, prepaid expenses and other current assets, and increases in other non-current assets, accounts payable, accrued liabilities, compensation and other benefits and income tax payable and other long-term liabilities. The changes in operating assets and liabilities generally reflect the increase in revenue and related expenses resulting from the expansion of our DTV business subsequent to the Trident asset acquisition. Our overall quarterly days of sales outstanding was 65 days and 48 days for the fourth fiscal quarter ended at February 1, 2014 and February 2, 2013, respectively, primarily due to timing of shipments and customer mix.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through our restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

We used $9.1 million in cash for our investing activities during fiscal 2014, compared to providing $17.1 million during fiscal 2013. We used $17.0 million for the purchase of software, equipment and leasehold improvements and $4.9 million for purchases of IP, partially offset by net proceeds of $8.2 million from net sale of investment activities, $2.0 million from sale of development project, $2.1 million from a sale of privately-held investment and $0.5 million from repayment of note receivable. During fiscal 2013, we provided $72.7 million from net sale of long-term marketable securities and $0.3 million from repayment of note receivable and used $38.2 million for the acquisition of certain assets used in the DTV business from Trident, $5.8 million for purchases of software, equipment and leasehold improvements and $11.8 million for purchases of IP.

Cash flows from financing activities

We provided $1.0 million and $4.2 million in cash from our financing activities during fiscal 2014 and 2013, respectively. The major financing use of cash during fiscal 2014 was the $2.3 million for the repurchase of common stock offset by proceeds from exercises of employee stock options and employee stock purchases of $2.6 million and an excess tax benefit from stock-based compensation of $0.7 million. Net cash provided by financing activities of $4.2 million in fiscal 2013 was due to $4.6 million of proceeds from exercises of employee stock options and employee stock purchases, partially offset by $0.3 million of excess tax expense from stock-based compensation.

As of February 1, 2014, $49.7 million of the $87.6 million of our cash, cash equivalents and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

Our marketable securities primarily include corporate bonds, money market funds, municipal bonds and notes, and fixed income mutual funds. We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and (vi) a comparison of the income generated by the securities compared to alternative investments. We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to sixteen week lead-time basis. For further discussion, refer to Note 16, “Commitment and contingencies”.

The following table sets forth the amounts of payments due under specified contractual obligations as of February 1, 2014 (in thousands):

	Payments Due by Period
	Fiscal 2015	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Total

Operating leases	$4,661	$4,636	$144	$9,441
Design tools	4,569	6,781	-	11,350
Non-cancelable purchase obligations	17,388	-	-	17,388
Total contractual obligations	$26,618	$11,417	$144	$38,179

Privately held investments

In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities.  For the year ended February 1, 2014, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities.  As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities.  Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary.  In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

Recent accounting pronouncements

See “Recent accounting pronouncements,” under Note 1, “Organization and summary of significant accounting policies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Subsequent events

See Note 22, “Subsequent events,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

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

Interest rate sensitivity:  As of February 1, 2014 and February 2, 2013, we held approximately $87.6 million and $82.9 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue in U.S. dollars.  The U.S. dollar is our reporting currency.  The U.S. dollar is our functional currency except for our subsidiaries in China, Denmark, France, Japan, Taiwan, Korea and Vietnam where the Chinese Yuan, Danish krone, Euro, Japanese yen, Taiwanese dollar, Korean won and Vietnamese dong are the functional currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of February 1, 2014, with the exception of our Israel operation, we had not entered into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  For our Israel operation, we do hedge portions of our forecasted expenses that are denominated in the Israeli shekel with foreign exchange forward contracts. As of February 1, 2014, we had foreign exchange contracts with notional values of approximately $0.9 million that mature on or before April 28, 2014.  These hedges of cash flow exposures will only mitigate a portion of our foreign exchange exposure.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at February 1, 2014, the notional value of our derivative instruments would decline and we would record a foreign exchange loss of approximately $0.1 million.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at February 1, 2014, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.1 million, a portion of which should be offset by our foreign exchange hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sigma Designs, Inc.

Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries ("the Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014.  We also have audited the Company's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended February 1, 2014, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ARMANINO LLP

San Jose, California

April 17, 2014

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 1, 2014	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$64,326	$51,218
Short-term marketable securities	7,791	17,455
Restricted cash	1,775	1,769
Accounts receivable, net of allowances of $300 as of February 1, 2014 and $295 as of February 2, 2013	27,647	21,648
Inventory	20,403	24,929
Deferred tax assets	4,144	5,868
Prepaid expenses and other current assets	8,069	13,578
Total current assets	134,155	136,465

Long-term marketable securities	15,505	14,253
Software, equipment and leasehold improvements, net	27,089	17,106
Intangible assets, net	29,780	36,573
Deferred tax assets, net of current portion	439	2,681
Long-term investments and notes receivable, net of current portion	3,873	8,943
Other non-current assets	4,934	4,810
Total assets	$215,775	$220,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,184	$11,046
Accrued compensation and related benefits	6,288	10,070
Accrued liabilities	19,813	18,721
Total current liabilities	42,285	39,837

Income taxes payable	7,065	17,723
Long-term deferred tax liabilities	976	804
Other long-term liabilities	7,058	449
Total liabilities	57,384	58,813

Commitments and contingencies (Note 16)

Shareholders' equity
Preferred stock; no par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 39,083,961 issued and 34,424,818 outstanding as of February 1, 2014 and 38,234,357 issued and 34,042,045 outstanding as of February 2, 2013	485,188	475,070
Treasury stock, at cost, 4,659,143 shares as of February 1, 2014 and 4,192,312 as of February 2, 2013	(88,198)	(85,941)
Accumulated other comprehensive income	651	1,090
Accumulated deficit	(239,250)	(228,201)
Total shareholders' equity	158,391	162,018
Total liabilities and shareholders' equity	$215,775	$220,831

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net revenue	$199,193	$216,613	$182,617
Cost of revenue	91,052	125,588	105,241
Gross profit	108,141	91,025	77,376
Operating expenses
Research and development	73,162	103,478	86,517
Sales and marketing	21,637	34,550	34,467
General and administrative	19,640	27,899	20,829
Restructuring costs	2,261	3,264	-
Impairment of goodwill	-	-	45,108
Impairment of acquired intangible assets	-	-	66,170
Impairment of IP, mask sets and design tools	1,013	6,569	-
Gain on acquisition	-	(1,389)	-
Total operating expenses	117,713	174,371	253,091
Loss from operations	(9,572)	(83,346)	(175,715)
Gain on sale of development project	1,079	-	-
Impairment, net of gain on sale, of privately-held investments, net	(433)	-	-
Interest and other income, net	827	2,325	2,704
Loss before income taxes	(8,099)	(81,021)	(173,011)
Provision for (benefit from) income taxes	2,950	20,747	(4,966)
Net loss	$(11,049)	$(101,768)	$(168,045)
Net loss per common share:
Basic	$(0.32)	$(3.06)	$(5.25)
Diluted	$(0.32)	$(3.06)	$(5.25)
Shares used in computing net loss per share:
Basic	34,206	33,205	32,036
Diluted	34,206	33,205	32,036

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net loss	$(11,049)	$(101,768)	$(168,045)
Other comprehensive income (loss):
Currency translation adjustments	(187)	247	(327)
Unrealized gains (losses) on marketable securities, net of tax	(252)	240	(191)
Other comprehensive income (loss)	(439)	487	(518)
Comprehensive loss	$(11,488)	$(101,281)	$(168,563)

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity

Balance, January 29, 2011	35,933,278	$441,249	(4,192,312)	$(85,941)	$352	$769	$41,612	$398,041
Unrealized loss on marketable securities	-	-	-	-	(191)	-	-	(191)
Currency translation adjustments	-	-	-	-	-	(327)	-	(327)
Stock-based compensation expense	-	12,025	-	-	-	-	-	12,025
Grants of restricted stock awards	163,070	-	-	-	-	-	-	-
Tax effect related to stock options	-	1,595	-	-	-	-	-	1,595
Net proceeds from common stock issued under share plans	974,230	5,377	-	-	-	-	-	5,377
Net loss	-	-	-	-	-	-	(168,045)	(168,045)
Balance, January 28, 2012	37,070,578	460,246	(4,192,312)	(85,941)	161	442	(126,433)	248,475
Unrealized gain on marketable securities	-	-	-	-	240	-	-	240
Currency translation adjustments	-	-	-	-	-	247	-	247
Stock-based compensation expense	-	10,595	-	-	-	-	-	10,595
Grants of restricted stock awards	10,980	-	-	-	-	-	-	-
Tax effect related to stock options	-	(345)	-	-	-	-	-	(345)
Net proceeds from common stock issued under share plans	1,152,799	4,574	-	-	-	-	-	4,574
Net loss	-	-	-	-	-	-	(101,768)	(101,768)
Balance, February 2, 2013	38,234,357	475,070	(4,192,312)	(85,941)	401	689	(228,201)	162,018
Unrealized loss on marketable securities	-	-	-	-	(252)	-	-	(252)
Currency translation adjustments	-	-	-	-	-	(187)	-	(187)
Stock-based compensation expense	-	6,814	-	-	-	-	-	6,814
Tax effect related to stock options	-	682	-	-	-	-	-	682
Net proceeds from common stock issued under share plans	849,604	2,622	-	-	-	-	-	2,622
Repurchase of common stock	-	-	(466,831)	(2,257)	-	-	-	(2,257)
Net loss	-	-	-	-	-	-	(11,049)	(11,049)
Balance, February 1, 2014	39,083,961	$485,188	(4,659,143)	$(88,198)	$149	$502	$(239,250)	$158,391

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Cash flows from operating activities
Net loss	$(11,049)	$(101,768)	$(168,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,154	23,870	28,952
Stock-based compensation	6,814	10,595	12,025
Provision for excess and obsolete inventory	758	7,053	8,955
Provision for (recovery of) sales returns, discounts, and doubtful accounts	6	(158)	54
Deferred income taxes	4,129	12,398	(10,221)
Loss (gain) on disposal of software, equipment and leasehold improvements	21	(437)	173
Gain on acquisition	-	(1,389)	-
Gain on sale of development project	(1,079)	-	-
Gain on sale of privately-held investment	(137)	-	-
Non-cash restructuring costs	-	2,111	-
Tax effect related to stock options	(682)	(345)	1,595
Excess tax (benefit) expense from stock-based compensation	682	345	(1,938)
Accretion of contributed leasehold improvements	(30)	(206)	(260)
Impairment of goodwill, intangibles, IP, mask sets, design tools and other assets	1,425	11,174	111,278
Impairment loss on privately-held investment	570	-	-
Changes in operating assets and liabilities:
Accounts receivable	(6,006)	13,100	10,114
Inventory	3,767	3,699	6,964
Prepaid expenses and other current assets	3,932	1,268	(443)
Other non-current assets	(133)	(3,954)	156
Accounts payable	6,698	4,473	(7,968)
Accrued liabilities, compensation and related benefits	(7,739)	1,391	(4,114)
Income taxes payable and other long-term liabilities	(667)	2,135	577
Net cash provided by (used in) operating activities	21,434	(14,645)	(12,146)
Cash flows from investing activities
Restricted cash	-	-	(153)
Purchases of marketable securities	(17,771)	(21,354)	(88,072)
Sales and maturities of marketable securities	25,930	94,043	88,515
Purchases of software, equipment and leasehold improvements	(16,989)	(5,804)	(6,865)
Purchases of IP	(4,868)	(11,825)	(7,374)
Proceeds from sale of development project, net of transaction fees	1,971	-	-
Proceeds from sale of privately-held investment	2,137	-	-
Net cash paid in connection with acquisitions	-	(38,210)	(5,000)
Purchases of long-term investments	-	-	(2,142)
Repayment of note receivable	450	250	150
Purchase of notes receivable	-	-	(2,500)
Net cash provided by (used in) investing activities	(9,140)	17,100	(23,441)
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	2,622	4,574	5,377
Excess tax benefit (expense) from stock-based compensation	682	(345)	1,938
Repurchase of common stock	(2,257)	-	-
Net cash provided by financing activities	1,047	4,229	7,315
Effect of foreign exchange rate changes on cash and cash equivalents	(233)	251	(177)
Net increase (decrease) in cash and cash equivalents	13,108	6,935	(28,449)
Cash and cash equivalents, beginning of period	51,218	44,283	72,732
Cash and cash equivalents, end of period	$64,326	$51,218	$44,283
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$6,093	$2,673	$1,330

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a leader in intelligent media platforms in home entertainment and control.  We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control market. We derive a portion of our revenue from licensing and other markets, including licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. We changed our presentation of other comprehensive income due to the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) Topic 220, Presentation of Comprehensive Income. The adoption of this accounting standard did not have a material impact on our consolidated financial statements. In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. See Note 10 for further discussion.

Accounting period:  We follow a 52 or 53-week fiscal reporting calendar ending on the Saturday closest to January 31 each year. Our most recent fiscal year, fiscal 2014, ended on February 1, 2014, included 52 weeks. The fiscal years 2013 and 2012, ended February 2, 2013 and January 28, 2012 included 53 and 52 weeks, respectively. Our next fiscal year, ending on January 31, 2015, will include 52 weeks.

Restructuring charges: During fiscal 2014 and 2013, we implemented restructuring plans to reorganize our operations and reduce our workforce and related operating expenses. Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2014 and 2013, we recorded restructuring charges of $2.3 million and $3.3 million, respectively.

Use of estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies.  These estimates and assumptions are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

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

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid instruments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis. We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2014, 2013 and 2012.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customer.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, we review the customer’s payment history and information regarding their credit worthiness.  In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales return, discounts and bad debt was $0.3 million and $0.3 million at February 1, 2014 and February 2, 2013, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $0.8 million, $7.1 million and $9.0 million to cost of revenue for fiscal 2014, 2013 and 2012, respectively. We have sold through $1.0 million, $3.3 million and $0.6 million of inventory that we had previously recorded as excess and obsolete in fiscal 2014, 2013 and 2012, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

Assets held for sale: Assets are classified as assets held for sale when their carrying amount is to be recovered principally through a sale transaction rather than through continuing use. The assets are classified as assets to be disposed of by sale when the following conditions have been met: management has approved the plan to sell; assets are available for immediate sale; assets are actively being marketed; sale is probable within one year; price is reasonable in the market and it is unlikely that there will be significant changes in the assets to be sold or a withdrawal to the plan to sell. Assets classified as held for sale are reported as current assets at the lower of their carrying amount or fair value less costs to sell and depreciation is not charged on long-lived assets classified as held for sale. The assets held for sale at February 1, 2014 and February 2, 2013 were zero and $0.6 million, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Revenue recognition: We derive our revenue primarily from product sales.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. During the third quarter of fiscal 2014, we adopted prospectively, the authoritative guidance, ASU No. 2010-17, “Revenue Recognition – Milestone Method”, (ASU 2010-17) that provides an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with (1) either the vendor’s performance to achieve the milestone or (2) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. We also derive a portion of our net revenue from licensing the right to use our intellectual property. We recognize licensing revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria are usually met at the time our technology is made available to the customer.

On occasion, we derive revenue from the license of our internally developed intellectual property ("IP"). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP"), if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and the Company’s historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above. Fees under these agreements generally include (a) license fees relating to our IP, (b) engineering services, and (c) support services. Historically, each of these elements has standalone value and therefore each are treated as separate units of accounting. Any future licensing arrangements will be analyzed based on the specific facts and circumstances which may be different than our historical licensing arrangements.

For deliverables related to licenses of our technology that involve significant engineering services, we recognize revenue in accordance with the provisions of the proportional performance method. We determine costs associated with engineering services using actual labor dollars incurred and estimated other direct or incremental costs allocated based on the percentage of time the engineer(s) spent on the project. These costs are deferred until revenue recognition criteria have been met, at which time they are reclassified as cost of revenue.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue, consisting principally of license fees collected in advance, at February 1, 2014 and February 2, 2013 was $3.0 million and $3.1 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

On September 27, 2013, we entered into an agreement to license specified IP block and other related technology to a customer to be used in chip designs for a fee of approximately $8.8 million. In addition, we agreed to provide technical support services to resolve difficulties and to answer inquiries in using the licensed technology. Pursuant to this agreement, the customer is obligated to make payments upon the attainment and acceptance of significant milestones, as set forth in the agreement. During fiscal 2014, the first four milestones were met, delivered and accepted by the customer resulting in $7.0 million of revenue recognition. Total additional milestone payments under the agreement are approximately $2.0 million.

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

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Where the local currency is the functional currency, currency translation adjustments from the translation of the financial statements of the foreign subsidiaries are included in shareholders’ equity.  Foreign currency transaction gains and losses, which are included in interest and other income, net, in the accompanying consolidated statements of operations were a net loss of approximately $0.2 million in fiscal 2014, a net gain of approximately $0.8 million in fiscal 2013 and a net loss of approximately $0.6 million in fiscal 2012.

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

Stock-based compensation:  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated fair values measured on the date of grant.  Stock option awards are measured using the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.

Advertising costs: Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the accompanying consolidated statements of operations. Advertising expenses incurred were less than $0.1 million in fiscal 2014, 2013 and 2012, respectively.

Comprehensive income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations.  Specifically, foreign currency translation adjustments and unrealized gains or losses on marketable securities.

Recent accounting pronouncements:  Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In July 2013, the FASB issued Accounting Standard Update 2013-11 amending Income Taxes: Presentation of an Unrecognized Tax benefit When Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment will be effective for interim and annual periods beginning after December 15, 2013; however, early adoption and retrospective application are permitted. We do not expect the adoption of these amendments to have a significant impact on our consolidated financial statements.

2.            Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	February 1, 2014			February 2, 2013
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value

Corporate bonds	$21,186	$308	$21,494	$30,642	$537	$31,179
Money market funds	13,521	-	13,521	21,032	-	21,032
Municipal bonds and notes	505	3	508	515	14	529
Fixed income mutual funds	1,286	8	1,294	1,259	20	1,279
Total cash equivalents and marketable securities	$36,498	$319	$36,817	$53,448	$571	$54,019

Cash on hand held in the United States			1,104			1,441
Cash on hand held overseas			49,701			27,466
Total cash on hand			50,805			28,907
Total cash, cash equivalents and marketable securities			$87,622			$82,926

Reported as:
Cash and cash equivalents			64,326			51,218
Short-term marketable securities			7,791			17,455
Long-term marketable securities			15,505			14,253
			$87,622			$82,926

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	February 1, 2014		February 2, 2013
	Book Value	Fair Value	Book Value	Fair Value

Due in one year or less	$21,284	$21,312	$39,595	$39,767
Due in greater than one year	15,214	15,505	13,853	14,252
Total	$36,498	$36,817	$53,448	$54,019

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis (in thousands):

	February 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$21,494	$21,494	$-	$-
Money market funds	13,521	13,521	-	-
Municipal bonds and notes	508	508	-	-
Fixed income mutual funds	1,294	1,294	-	-
Total cash equivalents and marketable securities	$36,817	$36,817	$-	$-
Restricted cash	1,775	1,775	-	-
Derivative instruments asset	35	-	35	-
Total assets measured at fair value	$38,627	$38,592	$35	$-

	February 2, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$31,179	$31,179	$-	$-
Money market funds	21,032	21,032	-	-
Municipal bonds and notes	529	529	-	-
Fixed income mutual funds	1,279	1,279	-	-
Total cash equivalents and marketable securities	$54,019	$54,019	$-	$-
Restricted cash	1,769	1,769	-	-
Derivative instruments asset	438	-	438	-
Total assets measured at fair value	$56,226	$55,788	$438	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired.  As of February 1, 2014, we held equity investments in three, and promissory notes receivable in one, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate face value equal to $4.1 million.  Each of these equity investments in privately held companies constituted less than a 20% ownership position.  Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies. During fiscal 2014, 2013 and 2012, we recorded other-than-temporary impairment charges of $0.6 million, zero and zero, respectively, in connection with our privately-held investments.

4.            Derivative financial instruments

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period.  Changes in fair value of the derivatives are recorded as operating expenses or other income (expense) or as accumulated other comprehensive income, or OCI.

We currently use and expect to continue to use foreign currency derivatives such as forward and option contracts as hedges against certain anticipated transactions denominated in Israeli shekels, or NIS. Beginning in the first quarter of fiscal 2012, we elected to discontinue assessing new derivative contracts that are used in managing NIS denominated transactions for hedge effectiveness and thus such contracts do not qualify for hedge accounting.  As a result of this change, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings rather than deferring any such amounts in OCI. For hedge transactions entered into prior to January 31, 2011, which continued to be effective, the gains and losses incurred prior to January 30, 2011 continued to be recorded in OCI and were reclassified into earnings when those hedge transactions matured in fiscal 2012.

All existing foreign exchange transactions were entered into subsequent to January 29, 2011, and are treated as foreign exchange contracts not designated as cash flow hedges.

In fiscal 2014, 2013 and 2012, we recognized a loss of $0.4 million and gains of $0.4 million and $0.2 million, respectively, as a result of foreign exchange contracts.  As of February 1, 2014, we had foreign exchange contracts to sell up to approximately $0.9 million for a total amount of approximately NIS 3.3 million, that mature on or before April 28, 2014.  As of February 2, 2013, we had foreign exchange contracts to sell up to approximately $10.4 million for a total amount of approximately NIS 42.3 million, that matured on or before December 23, 2013.

The following table presents the fair value of our outstanding derivative instruments (in thousands):

Derivative Assets	Balance Sheet Location	February 1, 2014	February 2, 2013

Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$35	$438
Total fair value of derivative instruments		$35	$438

The effects of derivative instruments on income and accumulated other comprehensive income for fiscal 2014, 2013 and 2012 are summarized below (in thousands):

	Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Gains Reclassified from Accumulated Other Comprehensive Income into Earnings		Gains (Losses) Recognized in Earnings on Derivatives (Including Ineffective Portion)
Derivatives instruments	Amount	Amount	Location	Amount	Location

Fiscal 2014 foreign exchange contracts	$-	$-	Operating expenses and cost of revenue	$(403)	Interest and other income, net
Fiscal 2013 foreign exchange contracts	$-	$-	Operating expenses and cost of revenue	$447	Interest and other income, net
Fiscal 2012 foreign exchange contracts	$-	$85	Operating expenses and cost of revenue	$153	Interest and other income, net

5.            Restricted cash

As of February 1, 2014 and February 2, 2013, we had $1.8 million of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office operating lease.

6.            Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

	February 1, 2014	February 2, 2013
Equity investments
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	730	1,000
Issuer D	-	300
Issuer E	-	2,000
Issuer F	143	143
Total equity investments	3,873	6,443
Notes receivable
Issuer A	230	750
Issuer G	-	2,500
Total notes receivable	230	3,250
Total equity investments and notes receivable	$4,103	$9,693

Equity investments

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014, we recorded an impairment charge of $0.3 million on this investment as we concluded the impairment to be other-than-temporary.

In the fourth quarter of fiscal 2011, we purchased a convertible note, which has been converted to equity, from another privately-held technology company (“Issuer D”) with a face value equal to the cost of $0.3 million. In the third quarter of fiscal 2014, we recorded an impairment charge of $0.3 million on this investment as we concluded the impairment to be other-than temporary.

In the second quarter of fiscal 2012, we purchased shares of preferred stock in another privately-held technology company (“Issuer E”) at a total investment cost of $2.0 million. During the third quarter of fiscal 2014, we sold this investment for total consideration of $2.6 million of which we received $2.1 million in cash and recognized a gain of approximately $0.1 million on the sale of the investment, accordingly. The remaining $0.5 million is held in escrow related to an indemnity agreement for an 18-month period. We will recognize a gain to the extent any of the remaining consideration is released to us from escrow.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer F”).

Notes receivable from privately-held companies

In November 2010, we loaned $1.0 million to Issuer A and received a secured promissory note. This promissory note is secured by the assets of Issuer A, bears interest at a rate of 5% per annum and is scheduled to be fully repaid during the second quarter of fiscal 2015.

In January 2012, we loaned $2.5 million to a privately-held venture capital funded technology company (“Issuer G”), pursuant to a strategic agreement dated January 25, 2012. We made this loan in exchange for a secured promissory note, which was secured by the assets of Issuer G and bore interest at a rate of 3% per annum. The principal amount and accrued interest were due 36 months from the agreement date. On May 16, 2013, we entered into a Non-Exclusive License Agreement with Issuer G under which we agreed to apply Issuer G’s loan balance of $2.5 million plus accrued interest to offset the initial license fees under this license agreement for certain technologies.

As of February 1, 2014 and February 2, 2013, our notes receivable from privately-held companies were valued at $0.2 million and $3.3 million, respectively, representing their cost. We made each of the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. We analyze each investment quarterly for evidence of impairment.

Our President and Chief Executive Officer is a member of the Board of Directors of two of the companies we have invested in. Each of the aforementioned investment transactions was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

7.            Inventory

Inventory consists of the following (in thousands):

	February 1, 2014	February 2, 2013

Wafers and other purchased materials	$10,079	$12,553
Work-in-process	1,527	1,071
Finished goods	8,797	11,305
Total inventory	$20,403	$24,929

8.            Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 1, 2014	February 2, 2013

Prepayments for inventory	$1,670	$2,542
Amounts due from seller related to DTV acquisition	1,439	4,519
Note receivable	230	750
Assets held for sale	-	623
Other current assets	4,730	5,144
Total prepaid expenses and other current assets	$8,069	$13,578

9.            Software, equipment and leasehold improvements

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			February 1, 2014	February 2, 2013

Software		2		$38,563	$24,216
Equipment	1	to	5	21,147	17,688
Office equipment and furniture		2		8,806	8,338
Leasehold improvements	1	to	6	3,149	3,097
Total				71,665	53,339
Less: Accumulated depreciation and amortization				(44,576)	(36,233)
Total software, equipment and leasehold improvements, net				$27,089	$17,106

Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2014, 2013 and 2012 was $9.6 million, $12.3 million and $10.2 million, respectively.

10.            Business combinations

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

The results of operations of the DTV business have been included in the consolidated results of operations from May 4, 2012.  For fiscal 2014 and 2013, net sales of approximately $39.1 million and $66.6 million, respectively, and an operating loss of approximately $9.5 million and $5.2 million, respectively, attributable to the DTV business, were included in the consolidated results of operations.

The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred as of the beginning of the fiscal periods presented. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the DTV business.  The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for fiscal 2013 include non-recurring adjustments of $4.0 million of direct acquisition costs (in thousands, except per share data).

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net revenue	$199,193	$239,557	$356,778
Net loss	(11,049)	(120,313)	(221,297)
Basic and diluted net loss per share	$(0.32)	$(3.62)	$(6.91)

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

	Amount	Estimated Useful Lives (years)
Purchase consideration:
Cash	$5,000

Tangible assets acquired and liabilities assumed	$752
Identifiable intangible assets:
Developed technology
Technology	1,250	5
Technology leveraged	1,680	8
Customer relationships	750	5
In-process research and development	370	—
Goodwill	198	—
Total consideration	$5,000

11.          Intangible assets

The table below presents the balances of our intangible assets (in thousands):

	February 1, 2014	February 2, 2013

Acquired intangible assets	$76,321	$76,321
Purchased IP	25,807	23,450
Total	102,128	99,771
Accumulated amortization	(72,348)	(63,198)
Intangible assets, net	$29,780	$36,573

Impairment of intangible assets

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

During fiscal 2014, we continued to restructure our operations to further align our operating expenses with our business, industry and revenue outlooks. In connection with our continued restructuring plan, we performed an impairment review of our intangible assets by comparing undiscounted expected future cash flows with the carrying values of the underlying assets. The results of this review indicated certain purchased IP licenses incorporated into discontinued products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.3 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements associated with such discontinued products of $0.6 million.  We recorded the impairment of $1.0 million related to products in development in operating expenses in the accompanying consolidated statements of operations in fiscal 2014.

During fiscal 2013, due to continued reductions in our profitability, negative cash flows from operations and our restructuring measures adopted in fiscal 2013, we performed an impairment review of our intangible assets.  In performing this review, we developed a forecast of the undiscounted cash flow expected to be generated by each intangible asset group and compared the result to the carrying value. The results of this review indicated certain purchased IP licenses incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements and prepaid licenses associated with such discontinued products of $2.6 million and $0.4 million, respectively.  We recorded the impairment of $4.6 million related to developed products in cost of revenue and the impairment of $6.6 million related to products in development in operating expenses in the accompanying consolidated statements of operations in fiscal 2013.

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

Intangible assets, subject to amortization, were as follows (in thousands, except for years):

	February 1, 2014
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks	2,678	-	(2,102)	576	4.9
Non-compete agreements	1,400	-	(1,400)	-
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

	February 2, 2013
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(34,567)	$17,458	3.6
Customer relationships	50,704	(30,486)	(15,782)	4,436	3.6
Trademarks	2,678	-	(1,983)	695	5.9
Non-compete agreements	1,400	-	(1,400)	-
Purchased IP - amortizing	21,370	(5,516)	(7,970)	7,884	2.4
Total amortizing	152,791	(60,616)	(61,702)	30,473	3.4
Purchased IP - not yet deployed	8,778	(2,678)	-	6,100
Total intangibles	$161,569	$(63,294)	$(61,702)	$36,573

Purchased IP – not yet deployed relates to Purchased IP from third parties for our products that are currently in development. We begin amortizing such intellectual property upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such intellectual property is incorporated. As of February 1, 2014, we had $9.8 million of Purchased IP, which we have not yet begun to amortize.

Amortization expense related to intangible assets was $10.6 million, $11.6 million and $18.8 million for fiscal 2014, 2013 and 2012, respectively.  The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Cost of revenue	$9,105	9,473	9,562
Operating expenses	1,542	2,124	9,206
Total intangible amortization expense	$10,647	11,597	18,768

As of February 1, 2014, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP-Amortizing	Developed Technology	Trademarks	Customer Relationships	Total

2015	$3,135	$4,282	$118	$1,265	$8,800
2016	1,390	3,957	118	1,109	6,574
2017	41	2,957	118	796	3,912
2018	23	495	118	-	636
2019	-	-	104	-	104
Total	$4,589	$11,691	$576	$3,170	$20,026

12.          Accrued liabilities and other long-term liabilities

Accrued liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013

Income taxes payable, current portion	$7,968	$4,508
License fees	1,929	3,553
Deferred revenue	3,001	3,099
Rebates	3,587	1,475
Royalties	985	951
Warranties	620	1,447
Settlements	150	425
Other accrued liabilities	1,573	3,263
Total accrued liabilities	$19,813	$18,721

Other long-term liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013

License fees	$6,975	$41
Other long-term liabilities	83	408
Total other long-term liabilities	$7,058	$449

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

Details of the change in accrued warranty for fiscal 2014, 2013 and 2012 are as follows (in thousands):

Fiscal Years	Balance Beginning of Period	Additions	Deductions	Balance End of Period

2012	$1,300	$1,082	$(1,056)	$1,326
2013	$1,326	$1,188	$(1,067)	$1,447
2014	$1,447	$39	$(866)	$620

14.          Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the accompanying consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash.

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the accompanying consolidated statements of operations for fiscal 2014. The gain was recorded in the first quarter of fiscal 2014 on the basis that we obtained a signed agreement, the closing consideration of $2.0 million was received (non-refundable), delivery of the underlying assets and intellectual property and transfer of employees occurred during the first quarter of fiscal 2014, and we do not have further obligations or deliverables under the Asset Purchase Agreement beyond May 4, 2013.  Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

As the contingent consideration was uncertain at the time of the intial sale, the contingent payment was not recognized. Accordingly, payment consideration if and when the milestone is met associated with the technical milestone will be recorded as other income in our consolidated statements of operations in its entirety, which was due by September 30, 2013, in accordance with the Asset Purchase Agreement.

The Buyer has advised us that it does not believe the milestones had been met by September 30, 2013. We are currently pursuing our rights through the dispute provisions set forth in the Asset Purchase Agreement. The matter is at the procedural stage, and we intend to vigorously defend our position. To the extent we recognize any payment in regards to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer.

15.         Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.3 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million was reflected in cost of revenue and $3.2 million was reflected in operating expenses. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Terminations costs are recognized when the costs are deemed both probable and estimable.

In fiscal 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of approximately $2.3 million, of which $1.7 million was related to workforce reductions of 67 employees across several geographic regions and $0.6 million was related to early termination of lease agreements for locations in Canada and southern California. Of the total restructuring charges recorded in fiscal 2014, less than $0.1 million was reflected in cost of revenue and $2.3 million was reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Liability, February 2, 2013	1,014	-	8	1,022	3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	$363	$-	$2	$365	$5,570

16.          Commitments and contingencies

Commitments

Operating Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease, which was amended in September 2012 to extend the term through September 2015, and slightly decrease the monthly base rent. We also lease facilities in Shanghai, Shenzhen, Hong Kong, Taiwan, Vietnam, South Korea, Japan, Singapore, Israel, Germany, France, Denmark and The Netherlands.

In fiscal 2014, pursuant to our restructuring plans, we early terminated our facility leases for our locations in Canada and southern California. During the third quarter of fiscal 2014, we entered into a settlement of all outstanding disputes between the parties and as a result of the settlement we paid $0.8 million to the landlord in Canada. We have estimated our exposure for the location in southern California and recorded a cost accrual of less than $0.1 million for that matter. See Note 15 for further information regarding the restructuring plan.

We also lease vehicles under non-cancelable leases.

Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases

2015	$4,661
2016	2,944
2017	1,692
2018	144
Thereafter	-
Total minimum lease payments	$9,441

Rent expense, recorded on a straight-line basis, was $4.8 million, $4.7 million and $2.6 million for fiscal 2014, 2013 and 2012, respectively.

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of February 1, 2014, the total amount of outstanding non-cancelable purchase orders was approximately $17.4 million.

Design Tools

During fiscal 2014, we entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of February 1, 2014 remaining payments under this agreement totaled $11.4 million. We have fully accrued this amount as of the end of the fiscal year.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims, or a portion of the claims, made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of February 1, 2014.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2014, 2013 and 2012, we recorded royalty expense of $1.9 million, $2.7 million and $2.0 million, respectively, which was recorded to cost of revenue.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly, Coppergate Communication Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through February 1, 2014, we had obtained grants from the OCS aggregating to $5.2 million for certain of our research and development projects in Israel.  We completed the most recent of these projects in 2013.  We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to grants received, plus LIBOR-based interest.  As of February 1, 2014, our remaining obligation under these programs was approximately $1.0 million.

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

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (USEI) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our SoCs infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The Court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us, for which we have responded. The parties have now completed fact discovery and have moved on to expert discovery. USEI attempted to expand the scope of claims to cover all of our semiconductors; however, the court approved our motion to limit the case to only those devices initially claimed in the original USEI filing. Case management hearings for this multi-party suit have resulted in the court entertaining separate sequential trials for the various interveners remaining in the case. Intel Corporation, as one intervener, has requested that it proceed first, which would set a precedent for all subsequent trials. The trial date currently set by the court for the first trial is January 5, 2015.

In April 2013, we initiated a lawsuit against Trident and NXP Semiconductors Netherlands B.V. (“NXP”) Adv. Aoc. No. 13-50940 (CSS) in the United States Bankruptcy Court for the District of Delaware. Trident filed for voluntarily petition under Chapter 11 bankruptcy on January 4, 2012. In May 2012, we entered into an Asset Purchase Agreement (“APA”) with Trident to acquire certain assets of its digital television and PC television businesses, as further discussed in Note 10. In connection with the APA, we entered into a Transition Services Agreement (“TSA”) under which Trident agreed to provide certain transition services to us following the closing, including management of billings and collections with their former customers and payment to former vendors, among others. We were seeking recovery of $1.8 million that we paid to Trident to specifically pay to NXP, on our behalf pursuant to the TSA, for purchases of inventory that Trident, on our behalf, made from NXP during the month of June 2012. NXP claimed they had not received payment of $1.8 million from Trident and reduced such amount from our inventory prepayment balance with NXP. Both Trident and NXP filed motions to dismiss our claims and we answered their motions. During the third quarter of fiscal 2014, we could reasonably estimate our potential range of loss on this matter, and we recognized an impairment of approximately $0.4 million on this receivable which is included in “General and administrative” in the accompanying consolidated statements of operations. On February 3, 2014, we entered into a settlement agreement with the parties and pursuant to the settlement agreement, Trident agreed to pay us approximately $1.4 million. The net receivable of $1.4 million is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at February 1, 2014.

In February 2014, Mentor Graphics Corporation (“Mentor”) filed a complaint against us, Case No. 3-14-cv00742, in the U.S. District Court for the Northern District of California, for unspecified damages alleging copyright infringement, breach of contract, unjust enrichment and a request for audit and accounting relating to that certain Reference Platform License Agreement for Embedded Software, dated March 28, 2008 (the “Mentor Agreement”) by and between Trident Microsystems, Inc. (“Trident”) and Mentor. The Mentor Agreement was assigned to us in connection with our acquisition of assets related to the DTV business of Trident. We have filed our answer to this complaint, denying the substantive allegations. We believe this complaint is without merit and intend to defend ourselves vigorously.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million. In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our set-top box business. During the third quarter of fiscal 2014, we could reasonably estimate our probable exposure to this audit and as a result, we have accrued $0.1 million of penalties which was included in sales and marketing expenses in the accompanying consolidated statements of operations. As of February 1, 2014, the end of our fiscal year to which this report relates, we believe we were in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. As of February 1, 2014, we had no other pending audits related to third-party licensed technology.

17.          Net income (loss) per share

Basic net income (loss) and diluted loss per share for the periods presented are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income per share is computed by including dilutive options.

The following table sets forth the basic and diluted net income (loss) per share computed for fiscal 2014, 2013 and 2012 (in thousands, except per share amounts):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net income (loss), as reported	$(11,049)	$(101,768)	$(168,045)

Weighted-average common shares outstanding- basic	34,206	33,205	32,036
Weighted-average common shares outstanding- diluted	34,206	33,205	32,036

Net income (loss) per share- basic	$(0.32)	$(3.06)	$(5.25)
Net income (loss) per share- diluted	$(0.32)	$(3.06)	$(5.25)

The following table sets forth the excluded anti-diluted and excluded potentially dilutive securities for fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Stock options excluded because exercise price is in excess of average stock price	4,326	5,401	4,940
Stock options excluded because the effect of including would be anti-dilutive	19	137	353
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	180	255	-
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	69	89	-

18.          Equity incentive plans and employee benefits

Stock incentive plans

We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of February 1, 2014, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of February 1, 2014, 1,978,874 shares were available for future grants under our stock incentive plans.  Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan.  As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of January 29, 2011	6,084,125	$12.26	6.9
Granted (Weighted average fair value of $5.26)	532,800	10.22
Cancelled	(479,119)	11.87
Exercised	(291,779)	5.14
As of January 28, 2012	5,846,027	12.47	6.2
Granted (Weighted average fair value of $2.77)	205,000	5.77
Cancelled	(848,930)	12.35
Exercised	(146,310)	2.60
As of February 2, 2013	5,055,787	12.50	4.9
Granted (Weighted average fair value of $2.36)	690,423	5.39
Cancelled	(1,631,375)	12.78
Exercised	(20,214)	2.64
As of February 1, 2014	4,094,621	$11.24	4.8	$67,124

Ending vested and expected to vest	4,062,314	$11.28	4.8	$67,124
Ending exercisable	2,989,653	$12.79	4.1	$33,456

The aggregate intrinsic value, as of February 1, 2014, in the table above represents the total pretax intrinsic value, based on our closing stock price of $4.69 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2014, 2013 and 2012 were less than $0.1 million, $0.5 million and $1.6 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2014, 2013 and 2012 was $4.1 million, $7.2 million and $10.5 million, respectively.

The options outstanding and currently exercisable as of February 1, 2014 were in the following exercise price ranges:

Options Outstanding and Exercisable
Range of Exercise Prices			Number Oustanding as of 2/1/14	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 2/1/14	Weighted Average Exercise Price
$0.92	-	$4.98	667,796	6.79	$5.37	9,373	$1.12
$5.43	-	$7.86	387,434	6.69	$6.12	207,888	$6.19
$7.89	-	$10.59	678,722	4.52	$9.86	590,823	$9.76
$10.87	-	$10.87	356,500	4.53	$10.87	356,400	$10.87
$11.06	-	$11.06	386,447	2.46	$11.06	386,447	$11.06
$11.07	-	$11.09	570,884	5.20	$11.08	501,325	$11.08
$11.40	-	$12.02	392,070	3.99	$11.60	326,062	$11.56
$12.08	-	$15.91	419,793	3.48	$14.25	377,627	$14.23
$16.25	-	$41.58	184,975	3.80	$32.82	183,708	$32.93
$45.83	-	$45.83	50,000	3.76	$45.83	50,000	$45.83
			4,094,621	4.80	$11.24	2,989,653	$12.79

As of February 1, 2014, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $3.2 million and will be recognized over an estimated weighted average amortization period of 1.7 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

RSAs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met. These RSAs vest over one to five years according to the terms specified in the individual grants.  As of February 1, 2014, the unrecognized stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $0.7 million and will be recognized over an estimated weighted average amortization period of 1.8 years.  The following table sets forth the shares of restricted stock awards outstanding as of February 1, 2014:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Award	Aggregate Value

As of January 29, 2011	85,137	$13.39	$1,139,984
Granted	163,070	6.91
Vested	(17,028)	13.39
As of January 28, 2012	231,179	8.82	2,038,473
Granted	10,980	6.83
Vested	(78,848)	8.77
As of February 2, 2013	163,311	8.71	1,422,439
Granted	-	-
Cancelled/forfeited	(13,175)	9.50
Vested	(61,758)	8.49
As of February 1, 2014	88,378	$8.75	$773,308

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan vest over a period of four years according to the terms specified in the individual grants.  As of February 1, 2014, the unrecognized stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $2.3 million and will be recognized over an estimated weighted average amortization period of 2.0 years.

The following table sets forth the shares of RSUs outstanding as of February 1, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value

As of January 29, 2011	-	$-	$-
Granted	597,500	6.52
Cancelled/forfeited	(50,000)	6.64
As of January 28, 2012	547,500	6.51	3,566,040
Granted	313,003	6.03
Vested	(118,766)	6.51
Cancelled/forfeited	(109,475)	6.45
As of February 2, 2013	632,262	6.28	3,972,964
Granted	213,886	4.99
Vested	(210,720)	6.11
Cancelled/forfeited	(166,921)	6.26
As of February 1, 2014	468,507	$5.78	$2,707,970

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

During fiscal 2014, 2013 and 2012, 618,670, 887,723 and 682,451 shares of our common stock were purchased at an average price of $4.16, $4.72 and $5.68 per share, respectively.  As of February 1, 2014, we had granted 2,188,844 of the 2,500,000 shares of common stock reserved for issuance under the 2010 Purchase Plan.

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

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
Stock options	February 1, 2014	February 2, 2013	January 28, 2012

Expected volatility	46.91%	51.31%	52.01%
Risk-free interest rate	1.44%	0.92%	1.60%
Expected term (in years)	5.18	5.87	5.94
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.36	$2.77	$5.27

	Fiscal Years Ended
Employee stock purchase plan	February 1, 2014	February 2, 2013	January 28, 2012

Expected volatility	38.92%	37.84%	46.03%
Risk-free interest rate	0.10%	0.13%	0.08%
Expected term (in years)	0.50	0.49	0.49
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.27	$1.47	$1.85

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

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Cost of revenue	$267	$487	$478
Research and development	3,381	5,740	6,277
Sales and marketing	1,275	1,811	2,137
General and administrative	1,891	2,557	3,133
Total stock-based compensation	$6,814	$10,595	$12,025

Non-employee related stock-based compensation

We record stock-based compensation expense for options issued to non-employees based on the fair value of the options as estimated in the period they vest, using the Black-Scholes option pricing model.  There were no stock options granted to non-employees during fiscal 2014, 2013, and 2012. The Black-Scholes option pricing model for fiscal 2012 includes the following weighted average assumptions; expected stock price volatility of 54.0%, weighted average contractual term of 5.0 years, dividend yield of zero percent and risk-free interest rates of 1.13%.  Total non-employee stock-based compensation recorded during fiscal 2014, 2013, and 2012 was zero, zero and $2,000, respectively.

Shares reserved for future issuance

We had the following shares of common stock reserved for future issuance upon exercise or issuance of equity instruments at February 1, 2014:

Shares Reserved

Stock options outstanding	4,094,621
Authorized for future grants under stock incentive plans	1,978,874
Authorized for future issuance under stock purchase plans	311,156
Restricted stock units outstanding	468,507
Shares reserved for future issuance	6,853,158

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $17,500 in calendar year 2013.  Employees age 50 or over may elect to contribute an additional $5,500.  Through December 1, 2012, we sponsored a matching contribution program whereby we match contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled zero, $0.8 million and $0.8 million for fiscal 2014, 2013 and 2012, respectively.

Endowment insurance pension plan

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The plan is managed by the local authority and it is a mandatory plan.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2013, the annual base is capped at RMB 14,076 per employee.  During fiscal 2014 and 2013, we made matching contributions of $2.1 million and $1.1 million, respectively.

Retirement pension plans

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a discretionary matching contribution program whereby we contribute 4.5% of our employee’s annual salary.  During fiscal 2014, 2013 and 2012, we made matching contributions of $0.2 million, $0.2 million and $0.2 million, respectively.

We contribute to a government managed labor pension fund for the benefit of qualified employees who are based in Taiwan.  Under this plan, Taiwan based employees may elect to reduce their current annual taxable compensation up to 6% of their annual salary and we are required to match 6% of their annual salary. During fiscal 2014, 2013 and 2012, we made matching contribution of $0.1 million, $0.1 million and $0.1 million, respectively.

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Waalre, The Netherlands. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Netherlands. Under the current plan, employees contribute 1.7% of their annual pensionable salary to the plan and we match 22% of their annual pensionable salary.  During fiscal 2014 and 2013, we made matching contributions of $0.4 million and $0.2 million to this plan, respectively.

Related to our acquisition of our DTV business in the second quarter of fiscal 2013, we added operations in Freiburg, Germany. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Germany. Under the current plan, we have a discretionary matching contribution program whereby we contribute 4% of our employees' annual salary.  During fiscal 2014 and 2013, we made less than $0.1 million and zero matching contributions to this plan, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of February 1, 2014, we have an accrued severance liability of $1.2 million partially offset by $1.2 million of severance employee funds.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, we distinguish between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 15, during fiscal 2014 and 2013, we adopted restructuring plans resulting in employee termination costs of $1.7 million and $2.2 million, which are recorded in restructuring costs in the accompanying consolidated statements of operations for fiscal 2014 and 2013, respectively.

19.          Income taxes

Loss before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

United States	$6,694	$(5,274)	$(12,366)
International	(14,793)	(75,747)	(160,645)
Total	$(8,099)	$(81,021)	$(173,011)

The federal, state and foreign income tax provision is summarized as follows (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current
Federal	$1,116	$(162)	$2,003
State	18	15	(27)
Foreign	(2,324)	8,496	3,397
Total current	(1,190)	8,349	5,373
Deferred:
Federal	2,762	15,932	(3,434)
Foreign	1,378	(3,534)	(6,905)
Total deferred	4,140	12,398	(10,339)
Total provision (benefit)	$2,950	$20,747	$(4,966)

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Net operating loss	$4,999	$8,426
Investment impairment	1,704	1,519
Allowance, reserve and other	6,700	8,126
Depreciation	1,222	2,598
Tax credits	6,642	10,936
Stock-based compensation	9,661	10,840
Total gross deferred tax assets	30,928	42,445
Valuation allowance	(26,479)	(33,305)
Total net deferred tax assets	4,449	9,140
Deferred tax liabilities:
Acquired intangibles and other	(842)	(1,395)
Total net deferred tax assets	$3,607	$7,745

We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of our deferred tax assets.  During the third quarter of fiscal 2013, we concluded it was necessary to establish a valuation allowance for certain deferred tax assets (DTA) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that certain Federal DTAs would not be recognized. As of February 1, 2014, we continue to maintain a full valuation allowance against our US Federal and California deferred tax assets and a partial valuation allowance against foreign net operating losses.  However, as a result of our continued efforts to reduce expenses, improve efficiency, competitiveness and profitability, our US operations were profitable in fiscal 2014. If we continue to sustain profitability in the future, it is possible that our net deferred tax assets will become realizable and a valuation allowance may no longer be needed. The valuation allowance decreased by $6.8 million in fiscal 2014.

As of February 1, 2014, net operating loss carry forwards amounted to approximately $22.1 million and $34.4 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2015 through 2034. Of the total net operating loss carryover, the tax effect of $13.6 million federal and $3.4 million state losses will be recorded to additional paid-in capital when utilized in the future. We also had federal and state research credit carryovers of $16.2 million and $16.3 million, respectively.  Federal research credits will start expiring from fiscal 2019. The state research credit has no expiration.  Of the total research credit carryover, the tax effect of $12.5 million federal and $2.3 million state losses will be recorded to additional paid-in capital when utilized in the future. We also have $15.9 million of foreign operating loss carry forwards through the acquisition of a foreign operation.

Net operating losses and tax credit carry forwards as of February 1, 2014 are as follows (in thousands):

	Amount	Range of Expiration Years

Net operating losses, federal	$22,080	2023	-	2033
Net operating losses, state	34,379	2015	-	2034
Net operating losses, foreign	15,861		Indefinite
Tax credits, federal	16,235	2019	-	2034
Tax credits, state	16,347		Indefinite

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

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory rate as follows (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Computed at federal statutory rate of 35%	$(2,835)	$(28,357)	$(60,554)
State taxes provision (benefit), net of federal benefit	12	10	(33)
Uncertain tax positions	253	219	441
Difference between statutory rate and foreign effective tax rate	5,316	31,469	49,839
Stock-based compensation expense	2,769	2,391	746
Change in federal valuation allowance	(1,933)	16,704	-
Tax credits	(561)	(1,516)	(1,326)
Goodwill and intangible assets impairment	-	-	5,646
Other	(71)	(128)	275
Total	$2,950	$20,747	$(4,966)

Included in the balance of unrecognized tax benefits as of February 1, 2014 are $6.8 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Beginning balance	$26,743	$22,389	$20,337
Additions based on tax positions related to the current year	2,772	4,616	1,965
Additions for tax positions of prior years	575	283	404
Reductions for tax positions of prior year	(7,139)	(252)	(268)
Settlements	(5,175)	-	-
Lapse of status of limitation	(337)	(293)	(49)
Ending balance	$17,439	$26,743	$22,389

We have adopted the accounting policy that interest and penalties recognized are classified as part of our income taxes.  In fiscal 2014, we reduced our accrual of such interest and penalties expense by $1.0 million.  In fiscal 2013, we increased our accrual of such interest and penalties expense by $0.3 million.  As of February 1, 2014 and February 2, 2013, the balance of such accrued interest and penalties was $0.3 million and $1.3 million, respectively.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

During fiscal 2014, we reduced our unrecognized tax benefits by $9.3 million, primarily related to settlements with the Israeli and Singaporean authorities. Our Israel subsidiary and the Israeli Tax Authorities settled all outstanding items related to fiscal years 2009 through 2012. As a result of the settlement, the Company recognized a net tax benefit to the provision for income tax of $4.3 million.

In February 2013, our Denmark subsidiary reached an audit agreement with the Danish Taxing Authorities to reduce our net operating losses in Denmark by DKK 75 million. The disallowed net operating losses were subject to a valuation allowance in the past and the audit adjustment did not result in a financial charge. With regards to our Singapore subsidiary, we have reached an agreement with the Singapore authorities that our incentives would not extend beyond February 29, 2012, but that we will be able to retain the benefits previously realized. As a result of the agreement, the Company recognized a net tax benefit to the provision for income tax of $1.1 million.

Our tax filings for the fiscal years from 1991 to 2013 remain open in various taxing jurisdictions. We do not anticipate that our unrecognized tax benefit will change significantly in the coming fiscal year.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $28.7 million of undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2014. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions.  The Economic Development Board of Singapore granted development and expansion incentives to our wholly-owned subsidiary in Singapore in 2008 for a period of four years, which ended February 29, 2012.  The impact of this tax holiday was to increase net income by approximately $2.0 million or $0.06 per diluted share in fiscal 2012, $6.7 million, or $0.21 per diluted share, in fiscal 2011, $7.0 million, or $0.25 per diluted share, in fiscal 2010, and $6.5 million, or $0.23 per diluted share, in fiscal 2009.

Our acquired Israeli subsidiary, Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.), was granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments in 2004 and 2009. Sigma Designs Israel’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate for an additional period of eight years.  The impact of this tax holiday was to increase net income by approximately $3.1 million, or $0.09 per diluted share, in fiscal 2014, $3.4 million, or $0.10 per diluted share, in fiscal 2013, and $2.0 million, or $0.06 per diluted share, in fiscal 2012.

20.          Segment and geographical information

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

The following table sets forth net revenue attributable to each target market (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

DTV	$49,600	$76,614	$12,351
Home networking	72,927	79,492	68,266
Set-top box	38,483	42,205	90,780
Home control	20,704	12,342	11,092
License and other	17,479	5,960	128
Net revenue	$199,193	$216,613	$182,617

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Asia	$144,483	$150,658	$166,583
North America	28,795	17,006	8,982
Europe	22,262	41,283	5,718
Other Regions	3,653	7,666	1,334
Net revenue	$199,193	$216,613	$182,617

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

China, including Hong Kong	$95,009	$112,915	$141,122
Hungary	12,531	31,044	20
Taiwan	12,479	14,192	13,982
United States	27,875	14,771	6,818
Thailand	24,490	5,281	3,323
Rest of the world	26,809	38,410	17,352
Net revenue	$199,193	$216,613	$182,617

Our long-lived assets consist primarily of our software, equipment, leasehold improvements, and intangible assets.

The following table sets forth our long-lived assets by geographic region based on the location of the asset (in thousands):

	Fiscal Years Ended
	February 1, 2014	February 2, 2013

United States	$20,838	$20,045
All other countries	36,031	33,634
Total long-lived assets	$56,869	$53,679

The following table sets forth major direct customers accounting for 10% or more of our net revenue:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

TP Vision	*	14%	*
Flextronics	*	12%	*
Motorola	*	*	17%
Gemtek	*	*	22%

*Accounted for less than 10% of our net revenue.

Four customers accounted for 15%, 12%, 11% and 10% of total accounts receivable at February 1, 2014. Two customers accounted for 18% and 16% of total accounts receivable at February 2, 2013.

21.          Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Fiscal Quarters Ended
	February 1, 2014	November 2, 2013	August 3, 2013	May 4, 2013	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012

Net revenue	$38,497	$54,394	$53,762	$52,540	$44,199	$63,905	$68,251	$40,258
Gross profit	22,046	31,083	28,066	26,946	13,868	25,482	30,580	21,095
Income (loss) from operations	(5,079)	1,454	(1,847)	(4,100)	(35,262)	(20,861)	(13,262)	(13,961)
Net income (loss)	1,253	(2,978)	(4,791)	(4,533)	(35,197)	(39,451)	(13,418)	(13,702)
Basic and diluted net income (loss) per share	$0.04	$(0.09)	$(0.14)	$(0.13)	$(1.05)	$(1.18)	$(0.41)	$(0.42)

22.          Subsequent events

In March 2014, as part of our continuing efforts to reduce expenses, we reduced our workforce by 26 employees in Israel. As a result, we incurred restructuring charges of approximately $0.9 million.

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

As of February 1, 2014, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of February 1, 2014.

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

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 1, 2014.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of February 1, 2014.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of February 1, 2014.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended February 1, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER MATTERS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2014 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2014 Director Compensation,” which will appear in the 2014 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2014 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2014 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2014 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	79

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 17th day of April, 2014.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	President, and Chief Executive Officer	April 17, 2014
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	April 17, 2014
Elias N. Nader	(Principal Financial and Accounting Officer)

/s/ Mark J. Bonney	Director	April 17, 2014
Mark J. Bonney

/s/ J. Michael Dodson	Lead Independent Director	April 17, 2014
J. Michael Dodson

/s/ Martin Manniche	Director	April 17, 2014
Martin Manniche

/s/ Pete Thompson	Director	April 17, 2014
Pete Thompson

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance Beginning of Period	Additions: Provision for (Recovery of)	Deductions: (Write-offs) Recoveries of	Balance End of Period
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal Years
2012	$602	$54	$(119)	$537
2013	537	(158)	(84)	295
2014	$295	$98	$(93)	$300

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

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