Form 10-K/A
period 2014-02-01
SIGMA DESIGNS INC
filed 2014-06-02
CIK 790715

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $166,481,882 based on the closing sale price of $5.26, which was the last trading day in the second quarter of fiscal 2014. Shares of common stock held by each executive officer, director and shareholders known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,453,346 shares of the registrant’s Common Stock outstanding on May 15, 2014.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 17, 2014, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 17, 2014) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 1, 2014 are as set forth below:

Name	Age	Position
Mark J. Bonney (1)(2)(3)	60	Director
J. Michael Dodson (1)(2)(3)	53	Director
Martin Manniche	46	Director
Pete Thompson (1)(2)(3)	45	Director
Thinh Q. Tran	60	Director, President and Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Mark J. Bonney has served as a member of our Board of Directors since August 2012. Mr. Bonney has served as President and Chief Executive Officer of On Board Advisors, LLC, a strategic and financial advisory firm, since January 2013. From March 2010, to December 2012, Mr. Bonney served as Executive Vice President and Chief Financial Officer of Direct Brands, Inc. (“Direct Brands”), a direct to consumer media company. From February 2008 to March 2010, Mr. Bonney served as Vice President and the General Manager of the Authentication Solutions Group of JDS Uniphase Corporation (“JDSU”), an optical technologies and telecommunications firm. From June 2005 until its sale to JDSU in February 2008, Mr. Bonney served as Executive Vice President and Chief Financial Officer of American Bank Note Holographics, Inc., an optical security devices company. Mr. Bonney also served as an outside director and chairman of the audit committee of ABNH from February 2003 until June 2005. Prior to 2003, and from August 1999 to March 2002, Mr. Bonney was President and COO of Axsys Technologies, Inc. a manufacturer of components and subsystems used in aerospace, defense, data storage, medical and other high technology markets. From March 1993 to August 1999, Mr. Bonney was the Chief Financial Officer of Zygo Corporation, a manufacturer of metrology measurement and control systems and optical components. Mr. Bonney also serves as a director of MRV Communications and Zix Corporation. Mr. Bonney received a BS in Business Administration from Central Connecticut State University and a MBA in Finance from the University of Hartford.

Mr. Bonney’s public company financial and operational experience enables him to provide our Company with valuable financial and executive insights. In addition, Mr. Bonney’s knowledge of corporate governance practices makes him well suited to serve as the chairman of our Company’s Corporate Governance and Nominating Committee.

J. Michael Dodson has served as a member of our Board of Directors since July 2013 and as our Lead Independent Director since January 2014. Mr. Dodson has served as Chief Operating Officer and Chief Financial Officer of Mattson Technology, Inc., a semiconductor wafer processing equipment manufacturing company, since October 2012 having joined Mattson in October 2011 as Executive Vice President and Chief Financial Officer in October 2011. Prior to joining Mattson, Mr. Dodson served as Senior Vice President and Chief Financial Officer at DDi Corp., a provider of printed circuit board engineering and manufacturing services, from January 2010 until October 2011. Before joining DDi Corp., Mr. Dodson served as a partner at Tatum, LLC, a provider of executive services on an interim or special project basis, from October 2009 to January 2010, and served from December 2005 to January 2009 as Senior Vice President and Chief Financial Officer with eTelecare Global Solutions, Inc., a provider of business process outsourcing services. Prior to joining eTelecare, Mr. Dodson served as Chief Financial Officer for Electro Scientific Industries, Inc. and SpeedFam - IPEC, Inc. and also served as Chief Accounting Officer for Novellus Systems, Inc. Mr. Dodson started his career with Ernst & Young LLP in the San Jose office where he served in the Audit Department for over ten years. Mr. Dodson holds a B.B.A. degree from the University of Wisconsin-Madison.

Mr. Dodson’s public company financial and operational experience enables him to provide our Company with valuable financial and executive insights. In addition, Mr. Dodson’s experience within the semiconductor industry provides additional industry experience that can assist the Board in managing the strategic direction of our Company.

Martin Manniche has served as a member of our Board of Directors since February 2014. Mr. Manniche is currently the Chairman and Chief Technology Officer of GreenWave Realty, a technology development and services company, which he co-founded in September 2009. He previously served as Chief Technology Officer at Cisco Consumer Business Group from September 2005 to September 2009. Mr. Manniche has also previously held board positions at Analogix Semiconductor, and Avega Systems.

Mr. Manniche’s insight and industry experience enables him to provide valuable insight that will assist the Board of Directors in managing the strategic direction of our Company. In addition, Mr. Manniche’s experience at both established and start-up companies, in addition to service on other company boards, will be immensely valuable as we shape our plans for future growth and profitability.

Pete Thompson has served as a member of our Board of Directors since December 2013. Mr. Thompson has served as Vice President of the Mediaroom Division at Ericsson Corporation since September 2013. Prior to Ericsson, Mr. Thompson held a variety of executive positions with Microsoft Corporation from January 2006 to September 2013, including Corporate Vice President of Mediaroom Business Unit, General Manager of Xbox Live, and General Manager of Surface. Prior to Microsoft, Mr. Thompson held management positions at T-Mobile USA and Hewlett-Packard.  Mr. Thompson previously served on the Board of Directors of Seawell Networks, a Canadian-based company, until it was acquired by Arris Group Inc in April 2014.

Mr. Thompson’s market awareness, knowledge and experience enable him to provide valuable insight to our Company. In addition, his diverse industry background and leadership experience, including operating large business units, will help drive our growth strategy in parallel with our continuing restructuring efforts.

Thinh Q. Tran, one of our founders, has served as our President and Chief Executive Officer and as Chairman of our Board of Directors since February 1982. Prior to founding us, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market.

As our President and Chief Executive Officer, a position he has held for over 30 years, Mr. Tran has extensive knowledge of our business, products and operations. During his period of service as our President and Chief Executive Officer, Mr. Tran has established strong relationships with our key customers, suppliers and other industry participants. In addition, Mr. Tran brings significant senior leadership, industry and technology expertise to our Board.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2014, and their positions are shown below

Name	Age	Position
Thinh Q. Tran	60	President and Chief Executive Officer
Elias N. Nader	49	Chief Financial Officer
Sal Cobar	60	Vice President, Worldwide Sales and Business Development

The board appoints executive officers, who then serve at the board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of the Company.

For information regarding Mr. Tran, please refer to “Board of Directors” above.

Elias N. Nader, has served as our chief financial officer since April 2014. Mr. Nader served as interim chief financial officer from March 2013 to April 2014 and as corporate controller for the Company from October 2012 to March 2013. Prior to joining the Company, Mr. Nader served as a chief financial officer consultant with various companies in Europe and the Middle East from October 2011 to September 2012. From June 2010 to September 2011, Mr. Nader served as group chief financial officer with Imperial Jet, a VIP business aircraft company based in Europe and the Middle East. From June 2005 to June 2010, Mr. Nader served as corporate controller at Dionex Corporation, a chromotagraphy company based in Sunnyvale, California.

Sal Cobar, has served as our Vice President, Worldwide Sales and Business Development since April 2010. From April 2007 to April 2010, Mr. Cobar served as Vice President of Worldwide Sales of Silicon Image, a developer of secure cores for high definition display and distribution for the television, set-top box and consumer markets. From April 2001 to April 2007, Mr. Cobar served as Silicon Image’s Senior Director, Strategic Accounts and Americas Sales, where he was instrumental in developing and spearheading Silicon Image’s overall strategic account sales initiatives as well as leading the Americas sales team of Silicon Image. Prior to joining Silicon Image, Mr. Cobar held several strategic sales and marketing positions during his 12-year tenure at Sun Microsystems. In those positions, Mr. Cobar had management and executive responsibilities for engineering, operations and the creation and execution of new markets for network-based thin client technology. In June 1980, Mr. Cobar joined Xerox Corporation for nine years driving multiple engineering and operations initiatives.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2014.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which is applicable to our directors, officers and employees. The Code of Business Ethics and Conduct is available on the Company’s website at http://www.sigmadesigns.com-“Corporate”-“Governance.” The Company will disclose any amendment to the Code or waiver of a provision of the Code applicable to an officer or director in accordance with applicable law, including the name of the officer to whom the waiver was granted, on the Company’s website at http://www.sigmadesigns.com-“Corporate”-“Governance.”

Board Meetings

The Board of Directors held 27 meetings during fiscal 2014. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2014.

Board Leadership Structure

Our Chairman is responsible for presiding over each Board meeting. The Chairman also serves as liaison between the Chief Executive Officer and the other directors, approves meeting agendas and schedules and notifies other members of the Board of Directors regarding any significant concerns of stockholders or interested parties of which he becomes aware. The Chairman provides advice and counsel to our Chief Executive Officer.

Prior to his resignation in December 2013, Eric Singer served as our Chairman of the Board. In January 2014, we appointed J. Michael Dodson as our Lead Independent Director. Mr. Dodson, as our Lead Independent Director, performs the functions of the Chairman of the Board, which position is currently vacant.

Committees of the Board

The Board of Directors has appointed an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by applicable listing standards of the NASDAQ Stock Market and Securities and Exchange Commission rules. The Board of Directors has approved a charter for each of these committees that can be found on our website at http://www.sigmadesigns.com under the “Corporate - Governance” heading.

Compensation Committee

The current members of the Compensation Committee are Messrs. Bonney, Dodson and Thompson, each of whom is a non-management member of our Board of Directors. Mr. Thompson is currently the chairperson of the Compensation Committee. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices. The Compensation Committee held ten meetings in fiscal 2014. Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis.” All of our directors serving on the Compensation Committee attended at least 75% of the meetings held in fiscal 2014.

Audit Committee

The Audit Committee currently consists of Messrs. Bonney, Dodson and Thompson, each of whom is a non-management member of our Board of Directors. Mr. Bonney is our audit committee financial expert as currently defined under Securities and Exchange Commission rules and is also the chairperson of the Audit Committee. The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held six meetings in fiscal 2014. All of our directors serving on the Audit Committee attended at least 75% of the meetings held in fiscal 2014.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Bonney, Dodson and Thompson. Mr. Bonney serves as the chairperson of the Corporate Governance and Nominating Committee. We believe that the composition of our Corporate Governance and Nominating Committee meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors. The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company. The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held five meetings in fiscal 2014. All of our directors serving on the Corporate Governance and Nominating Committee attended at least 75% of the meetings held in fiscal 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensate our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer, our Vice President, Worldwide Sales and Business Development, as of February 1, 2014, who we refer to collectively as our named executive officers. In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2014 and to date in fiscal 2015.

The Compensation Committee of our Board of Directors, which we refer to as the Committee in this section, administers the compensation program for our named executive officers. The Compensation Committee may not delegate its authority in these matters to other persons.

Our Executive Compensation Philosophy and Objectives

We are engaged in a dynamic and competitive industry. Our success depends upon our talented employees, and the leadership provided by our named executive officers is a key factor in our success. The Committee has designed our executive compensation program to achieve the following objectives:

●

Manage resources efficiently. Employee compensation is a significant expense for us. We strive to manage our compensation programs to balance our need to reward and retain executives with preserving shareholder value.

●	Align the interests of our executives with shareholders. We believe our programs should reward our executive officers for contributions to increase our shareholder value.

●

Attract and retain highly qualified talent. We compete for talented executives with leading technology companies worldwide along with both technology start-ups and established businesses. Our compensation programs allow us to attract and retain dynamic, experienced people who are motivated by the challenges and opportunities of growing our business.

Our compensation program is designed to reward the contributions of our executive officers to our overall corporate performance. In fiscal 2014, we continued our expense reduction program with a corporate-wide objective of operating profitably. In furtherance of this program, the Committee weighed the above objectives against the backdrop of a significant corporate expense reduction program. As a result, in fiscal 2014, the Committee attempted to reinforce our overall corporate objectives of aligning costs with revenue levels, reducing operating expenses and returning to profitability in evaluating the contributions of our executive officers and reviewing the amount of compensation paid to our executive officers.

Components of Compensation

In an effort to meet these objectives, our executive compensation program consists of the following components:

●

Base salary. The Committee believes that base salary should provide executives with a predictable income sufficient to attract and retain strong talent in a competitive marketplace. We generally set executive base salaries at levels that we believe enable us to hire and retain individuals in a competitive environment, while taking into account our corporate objective of reducing operating expenses and operating profitably.

●

Equity Awards. The Committee believes that long-term equity incentives that vest over a period of time, focus executives on increasing long-term shareholder value and are key retention devices for executives through use of multi-year vesting periods.

●

Discretionary Cash Bonus Awards. Historically, the Committee has awarded cash bonuses on a case-by-case basis in recognition of strong company performance or to reward significant individual contributions. The Committee has retained the discretion to determine individual cash bonus awards after the completion of a fiscal year.

●	General Benefits. We provide generally competitive benefits packages, such as medical, life and disability insurance, to our executives on the same terms as our other employees.

The Committee views these components of executive compensation as related, but does not believe that compensation should be derived entirely from one component. The Committee has not adopted a formal or informal policy for allocating compensation between long-term and current compensation or between cash and non-cash compensation.

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee. In fiscal 2014, the Committee’s process for establishing executive compensation was significantly influenced by our overall corporate objectives of reducing our operating expenses and returning our financial performance to profitability. In fiscal 2012, the Committee retained an independent compensation consultant, Hay Group, to assist with the compensation-determination process for all executive officers, including our Chief Executive Officer, and to conduct a comparative study of our executive compensation. Hay Group worked with the Committee to gather and analyze third-party data about our peer companies’ compensation. The Committee referred to the data provided by the Hay Group in fiscal 2012 during the Committee’s review of executive compensation in fiscal 2014. Finally, the Committee also took into account the results of the shareholder advisory vote on our executive compensation from the 2013 annual meeting of shareholders, where the shareholders voted in favor of our executive compensation.

In making its compensation decisions in fiscal 2014, the Committee utilized a prior market assessment conducted by Hay Group. The Committee believed the peer group of companies identified by the Hay Group was still relevant to the Company and, as such, did not engage the Hay Group to update the data. This market assessment consisted of a review of compensation information from a select group of peer companies (identified below) and utilized information from a database selected by Hay Group. In late fiscal 2012, the Committee, with the assistance of Hay Group, developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size. Based on these criteria, the following fifteen companies were selected to form our peer group:

Cirrus Logic Inc.	DSP Group Inc.	Entropic Communications Inc.
Integrated Silicon Solution Inc.	Lattice Semiconductor Corp.	Micrel Inc.
Microsemi Corp.	MIPS Technologies Inc.	PMC Sierra Inc.
Power Integrations Inc.	Rambus Inc.	Silicon Image Inc.
Silicon Laboratories Inc.	Standard Microsystems Corp.	Trident Microsystems Inc.

The peer group of companies is the same group of companies used for fiscal 2014.

To determine a market consensus of the various compensation elements for a particular executive position, Hay Group used the median and the average of total cash compensation, long-term incentive compensation and total direct compensation. In fiscal 2014, the Committee did not establish guidelines for target compensation based on this market data. Rather, the Committee was focused on furthering our corporate objectives of reducing operating expenses and returning our financial performance to profitability. As a result, while the Committee utilized the data from the Hay Group to understand market consensus for compensation of executive officers in our industry and as a general reference point, the Committee viewed this only as one factor in evaluating the compensation of our executive officers. The Committee considered a number of other factors, including internal pay fairness, each executive’s scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives among other factors, and used the market data simply as a general reference point. The Committee also took into account its members’ general knowledge of compensation trends and practices of technology companies, generally, and semiconductor companies, specifically, when making its decisions on executive compensation. However, as mentioned above, the most significant factors considered by the Committee in fiscal 2014 were our overall corporate objectives to reduce operating expenses and return to profitability.

As part of its review process, the Committee also reviews the individual performance of each executive and the leadership demonstrated by the executive during the prior period. Although there are no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviews the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible. The type of contributions can vary depending on the officer and the business department.

In fiscal 2015, the Committee intends to retain an independent compensation consultant to review the structure of our executive compensation program and to assist the Committee in making its executive compensation decisions.

Our Compensation Program Decisions

Base Salary

In early fiscal 2014, our board of directors continued to explore additional cost reduction measures to better align our operating expense levels with our revenue. As a result, the Committee met in March 2013 to further the corporate objectives of reducing operating expenses. It again reviewed base salaries of our executive officers. The Committee noted that following the ten percent reductions effected in January 2013, the base salary of our Chief Executive Officer continued to be above the median of our peer group, while the base salaries of our Chief Financial Officer and Vice President of Worldwide Sales were each significantly below the median of our peer group and below the 25th percentile of our peer group. As a result, the Committee further reduced the base salary of our Chief Executive Officer to $364,250 per year, a total reduction of $185,750 from his base salary in fiscal 2012, which placed him below the 25th percentile of our peer group. In November 2013, the independent directors of the Board, with support and recommendation of the Committee, determined to reduce the base salary of our Chief Executive Officer and Vice President of Worldwide Sales by an additional 10%; however, their base salary would be increased in the first quarter of fiscal 2015 if we met our operating expense budget target for the fourth quarter of fiscal 2014. This action was in further support of our expense reduction efforts and attempted to provide a direct incentive for our executive officers to attain our board-approved expense budgets. In fiscal 2015, the base salary of our Chief Executive Officer and Vice President of Worldwide Sales were increased by 10% to their pre-reduction levels as result of the Company attaining its operating expense budget for the fourth quarter of fiscal 2014.

On March 4, 2013, we promoted Elias Nader, our corporate controller, to serve as our Interim Chief Financial Officer. As our corporate controller, Mr. Nader was paid an annual base salary of $200,000. The Committee increased Mr. Nader’s base salary by $25,000 in each of July and October to bring his salary more into line with the salary of a chief financial officer as opposed to a corporate controller. The Committee further increased Mr. Nader’s base salary by $25,000 in December 2013 bringing his salary to $275,000, but this most recent increase only became effective upon the Company’s filing of its annual report on Form 10-K with the Securities and Exchange Commission. The Committee believed these salary increases were appropriate in light of the Committee’s knowledge of base salary levels of similarly situated executives, which indicated Mr. Nader was paid below his peer group prior to the salary increases. In addition, as a result of his performance, the Board appointed Mr. Nader as our Chief Financial Officer, thereby removing the “interim” designation from his title in January 2014.

Equity Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock option grants and our employee stock purchase program. In fiscal 2013, the Committee determined not to make any equity incentive awards to our Chief Executive Officer and Vice President of Worldwide Sales and Corporate Development in light of the outstanding equity awards that were held by these individuals, which continued to vest over time.

In connection with the promotion of Mr. Nader to serve as our Interim Chief Financial Officer in March 2013, the Committee granted Mr. Nader 10,000 restricted stock units that vested in full on the one-year anniversary of his appointment. In December 2013, the Committee considered Mr. Nader’s performance and his contributions to the Company’s financial and administrative organization and granted Mr. Nader an additional 25,000 restricted stock units that vest over four years.

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

In fiscal 2014, the Committee determined not to award a discretionary cash bonus to our Chief Executive Officer and Vice President of Worldwide Sales and Corporate Development. The Committee did award Mr. Nader a cash bonus of $25,000, which was payable upon confirmation of the Company’s operating expenses in the fourth fiscal quarter, to structure his compensation to be more aligned with his role as a chief financial officer.

Sales Commission Plan

Our Vice President of Worldwide Sales and Corporate Development is compensated under a sales commission plan. The sales commission plan structure is designed to align his performance with the interests of our shareholders. No portion of our Vice President of Worldwide Sales’ sales commission was guaranteed for fiscal 2014.

Change in Control Benefits

Our named executive officers are parties to change in control agreements that provide if a named executive officer’s employment is terminated without cause or by constructive termination following a change in control of the company, then the named executive officer would be entitled to the following severance benefits: (i) payment in cash equal to one year of the executive’s current annual base salary, (ii) continuation of health benefits for 12 months, and (iii) full vesting of all unvested equity awards. These change in control benefits were approved in fiscal 2013.

Severance Payments

In March 2013, our then Chief Financial Officer resigned, but agreed to remain with us for a month to assist with transitional matters. We entered into a separation agreement with him that provided, among other things, that in exchange for a general release of claims against us, he would receive a lump sum payment equal to two months of his base salary, the acceleration of all equity that would have otherwise vested as of December 31, 2013 and payment of health and dental insurance premiums for an additional two months following his departure date. All separation benefits were contingent upon his satisfactory completion of services during the transition period. In addition, he agreed to remain available to consult with us on a project by project basis on terms to be negotiated at the time of any such project.

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

Fiscal 2014 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thinh Q. Tran	2014	368,048	-	-	7,322(2)		375,370
President and Chief Executive Officer	2013	539,423	-	-	11,876 (3)		551,299
	2012	550,000	655,000	-	26,541 (4)		1,231,541

Elias N. Nader	2014	215,865	233,750	25,000	966(5)		475,581
Chief Financial Officer

Sal Cobar	2014	180,000		180.157(6)	2,566(7)		362,723
Vice President, Worldwide Sales and Business Development	2013	204,000	-	193,181 (8)	5,936 (9)		403,117
	2012	204,339	131,000	136,602 (10)	4,436 (11)		476,378

Thomas E. Gay III	2014	76,569		-	74,610	(14)	151,179
Former Chief Financial Officer	2013	204,000	98,250	-	6,893	(12)	281,508
	2011	150,175	189,991	-	10,477	(13)	389,309

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

(2)	Represents $2,772 paid for group term life insurance and $4,550 paid for employer match on health savings account.

(3)

Represents $6,560 paid as reimbursement for country club dues and related costs, $3,510 paid for 401K match and $1,806 for group term life insurance. The Company ceased reimbursement of country club dues and related costs in September 2012 and did not pay for tax planning services in fiscal 2013.

(4)

Represents $12,310 paid for reimbursement of country club dues and related costs, $5,500 paid for 401K match, $4,800 paid for tax planning services, $1,806 for group term life insurance and $2,125 for employer match on Health Savings Account.

(5)	Represents $966 paid for group term life insurance.

(6)	Represents $180,157 paid for sales commissions.

(7)	Represents $2,566 paid for group term life insurance.

(8)	Represents $136,602 paid for sales commission

(9)	Represents $4,130 paid for 401K match and $1,806 for group term life insurance.

(10)	Represents $136,602 paid for sales commission.

(11)	Represents $2,630 paid for 401K match and $1,806 for group term life insurance.

(12)	Represents $5,087 paid for 401K match and $1,806 for group term life insurance.

(13)	Represents $5,580 paid for 401K match, $2,772 for group term life insurance and $2,125 for employer match on health savings account.

(14)	Represents severance arrangements equal to two months of his base salary and the acceleration of all equity that would have otherwise vested as of December 31, 2013.

Fiscal 2014 Grants of Plan-Based Awards Table

There were no plan-based awards we granted to the named executive officers during the year ended February 1, 2014.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of February 1, 2014:

	Option Awards						Stock Awards (7)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Unites of Stock That Have Not Vested ($)(8)
Thinh Q. Tran	9,041		-		11.06	8/25/16	-		-
President and Chief Executive Officer	110,959		-		11.06	8/25/16	-		-
	100,000		-		41.58	2/11/18	-		-
	87,500				10.87	11/3/18	-		-
	86,041	(2)	1,459	(2)	11.09	2/6/19	-		-
	120,000	(3)	30,000	(3)	10.59	1/26/20	-		-
	-		-		-		28,378	(9)	133,092
	-		-		-		50,000	(10)	234,500

Elias N. Nader	-		15,000	(4)	4.59	5/31/2023	25,000	(10)	117,250
Chief Financial Officer

Sal Cobar	60,000	(6)	20,000	(5)	11.74	4/19/20	-		-
Vice President, Worldwide Sales and Business Development							10,000	(10)	46,900

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Exercisable as to 20% of the shares on the first anniversary of 2/6/09, with the remaining shares vesting ratably each month thereafter over the following four years.

(3)	Exercisable as to 20% of the shares on the first anniversary of 1/26/10, with the remaining shares vesting ratably each month thereafter over the following four years.

(4)	Exercisable in two equal annual installments beginning on May 31, 2014.

(5)	Exercisable as to 20% of the shares on the first anniversary of 4/19/10, with the remaining shares vesting ratably each month thereafter over the following four years.

(7)	Stock awards listed consist only of time-based shares (also called "restricted stock award") which will be converted into our common stock upon vesting.

(8)

The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $4.69 on January 31, 2014, the last trading day of fiscal 2014, as reported on the NASDAQ Global Market.

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

Fiscal 2014 Option Exercises and Stock Vested

The following table sets forth the number of shares acquired pursuant to the exercise of options by our named executive officers during fiscal 2014 and the aggregate dollar amount realized by our named executive officers upon exercise of the option:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(1)
Thinh Q. Tran President and Chief Executive Officer	39,190	202,231

Elias N. Nader Chief Financial Officer and Secretary	3,125	17,443

Sal Cobar Vice President, Worldwide Sales and Business Development	5,000	27,750

(1)

The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the NASDAQ Global Market multiplied by the number of shares vested.

Fiscal 2014 Director Compensation

The compensation we pay our non-employee directors is reviewed by our compensation committee and ultimately approved, taking into account information from our compensation committee, by our full Board of Directors, which includes one employee director.

 We have established a cash compensation program for our non-employee directors. From February 2013 to July 2013, this cash compensation program consisted of an annual cash retainer of $40,000 (paid quarterly) and an annual cash payment of $10,000 (paid quarterly) for service as chairman of each of our committee or as the Chairman of the Board. In July 2013, the Board reviewed the non-employee director cash compensation program and set such compensation as follows (each retainer is paid quarterly):

Annual retainer for service as Board member	$50,000
Annual retainer for service as a chairperson of any committee of the Board	$10,000
Annual retainer for service as chairperson of the Board	$10,000

We do not have a policy of automatic equity incentive awards to our non-employee directors either for initial grants when first joining the Board of Directors or in connection with the re-election to the Board of Directors at an annual meeting of shareholders. However, our Board of Directors believes equity compensation is important to attract and retain non-employee directors and to better align their interest with those of our shareholders.

In connection with their initial election to the Board of Directors at our 2013 annual meeting of shareholders, each of J. Michael Dodson and Patrick Little received an initial grant of restricted stock units, or RSUs, with the following terms: (i) a number of restricted stock units equal to $225,000 divided by the price per share of our Common Stock on the date of grant, which was the date of 2013 annual meeting of shareholders when they were first elected to the Board; (ii) the RSU will vest in equal annual installments over two years from the date of the 2013 annual meeting of shareholders; and (iii) such vesting shall fully accelerate upon a change in control of the Company. Each non-employee director, other than Messrs. Dodson and Little, who were re-elected to the Board, received RSUs with the following terms: (i) a number of restricted stock units equal to $75,000 divided by the price per share of our Common Stock on the date of grant; (ii) the RSU will vest on the earlier of the one year anniversary from the date of grant or the date of the 2014 annual meeting; and (iii) such vesting shall fully accelerate upon a change in control of the Company. We anticipate granting equity awards to our non-employee directors following our annual meeting each year in such amounts to be determined by the Board at that time.

Upon appointment to the Board of Directors, Messrs. Thompson and Manniche each received an initial RSU award, with the following terms: (i) a number of restricted stock units equal to $225,000 divided by the price per share of our Common Stock on the date of grant, which was the date of each director’s respective appointment to the Board; (ii) the RSU will vest in equal annual installments over two years from the date of grant; and (iii) such vesting shall fully accelerate upon a change in control of the Company.

In connection with their resignations and in light of their service and contributions to our Board of Directors, the Board approved the waiver of the annual cliff vesting requirement on the outstanding RSUs held by Mr. Singer and Mr. Little, such that each of their RSUs effectively vested on a monthly basis at the time of their resignation.

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2014:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Maury Austin(4)	25,000	----	25,000
Mark Bonney	60,000	74,996	134,996
J. Michael Dodson	25,000	225,004	250,004
Patrick Little (5)	30,000	225,004	255,004
Eric Singer (5)	65,000	74,996	139,996
Lung Tsai (4)	20,000	----	20,000
Pete Thompson (6)	----	225,003	225,003

(1)	The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors.

(2)

Amounts listed in this column represent the aggregate grant date fair value of awards granted for the corresponding fiscal year and calculated in accordance with FASB ASC 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions for this expense, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the corresponding fiscal year. There can be no assurance that awards will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by us.

(3)	Our non-employee directors who served during fiscal 2014 held restricted stock units to purchase the following aggregate number of shares of our Common Stock as of February 1, 2014:

Director	Restricted Stock Units
Maury Austin	7,809
Mark Bonney	37,711
J. Michael Dodson	42,858
Patrick Little	42,858
Eric Singer	11,714
Lung Tsai	-----
Pete Thompson	47,469

(4)	Messrs. Austin and Tsai served as directors until July 2013.

(5)	Messrs. Little and Singer served as directors until December 2013.

(6)	Mr. Thompson joined us as a director in December 2013.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2014 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

Mark Bonney
J. Michael Dodson
Pete Thompson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of May 15, 2014 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our Common Stock. Applicable percentage ownership is based on 34,453,346 shares of our Common Stock outstanding on May 15, 2014.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder
Blackrock, Inc. (2)	3,198,422	9.3%
Dimensional Fund Advisors LP (3)	2,277,172	6.6
Raging Capital Master Fund, Ltd. (4)	1,722,786	5.0

Named Executive Officers, Directors and Nominees for Director
Thinh Q. Tran (5)	1,605,958	4.6
Elias N. Nader (6)	23,429	*
Sal Cobar (7)	71,666	*
Mark Bonney	-	*
J. Michael Dodson	-	*
Martin Maniche	-	*
Pete Thompson	-	*
All directors and executive officers as a group (7 persons) (8)	1,701,053	4.9

*Represents less than 1% of our Common Stock.

(1)

The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on information contained in Amendment No. 4 to Schedule 13G which was filed by this shareholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on January 30, 2014. The address of this shareholder is 40 East 52nd Street, New York, NY 10022. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the Company.

(3)

Based on information contained in Amendment No. 1 to Schedule 13G which was filed by this shareholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on February 10, 2014. The address of this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of this Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by this Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

(4)

Based on information contained in Amendment No. 5 to Schedule 13D filed with the SEC on October 22, 2013 by Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (“Raging Master”), Raging Capital Management, LLC, a Delaware limited liability company (“Raging Capital”), and William C. Martin. The address of the principal office of each of Raging Capital and William C. Martin is Ten Princeton Avenue, Rocky Hill, New Jersey 08553. The address of the principal office of Raging Master is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands. Raging Capital is the Investment Manager of Raging Master. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. By virtue of these relationships, each of Raging Capital and William C. Martin may be deemed to beneficially own the Shares owned directly by Raging Master.

(5)

Includes 527,500 shares issuable upon exercise of outstanding options which are exercisable within 60 days of May 15, 2014, 1,124,725 shares of Common Stock held by Thinh Q Tran’s family trust and 19,000 shares of Common Stock held by his two children’s trusts (9,500 shares each). Mr. Tran disclaims beneficial ownership of Common Stock held by these trusts.

(6)

Includes the right to acquire 625 shares upon the settlement of restricted stock units within 60 days of May 15, 2014 and 7,500 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2014.

(7)	Includes 66,666 shares issuable upon the exercise of outstanding options which are exercisable within 60 days of May 15, 2014.
(8)

Includes the right to acquire 625 shares upon the settlement of restricted stock units within 60 days of May 15, 2014 and 601,666 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2014.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of February 1, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	20,214	11.25	1,724,038
Equity Compensation Plans not approved by security holders	-----	-----	------
Totals	20,214	11.25	1,724,038

(1)	Consists of securities remaining available for future issuance under Sigma’s 2009 Stock Incentive Plan and 2010 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has determined that each of Messrs. Bonney, Dodson, Manniche and Thompson is an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino McKenna LLP for each of our last two fiscal years.

	2014	2013
Audit fees (1)	$904,922	$870,000
Tax-related fees (2)	130,730	28,145
Total	$1,035,652	$898,145

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

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm. In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all audit and audit related services. All of the services in fiscal 2013 and 2014 were pre-approved by the Audit Committee. The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 2nd day of June 2014.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thinh Q. Tran	President and Chief Executive Officer	June 2, 2014
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	June 2, 2014
Elias N. Nader	(Principal Financial and Accounting Officer)

/s/ Mark J. Bonney	Director	June 2, 2014
Mark J. Bonney

/s/ J. Michael Dodson	Lead Independent Director	June 2, 2014
J. Michael Dodson

/s/ Martin Manniche	Director	June 2, 2014
Martin Manniche

/s/ Pete Thompson	Director	June 2, 2014
Pete Thompson

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

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

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	2001 Employee Stock Purchase Plan and Form of Subscription Agreement.	Incorporated by reference to exhibit 4.2 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*	2003 Director Stock Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on July 11, 2003.

10.7*	Sigma Designs Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.
10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.10	Settlement Agreement dated August 2, 2012 by and among Sigma Designs, Inc. and the entities and natural persons listed on Exhibit A thereto and their respective affiliates.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.12	Form of Change of Control Severance Agreement.

21.1	Subsidiaries of the Registrant.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Previously filed.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Previously filed.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.3	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.4	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously furnished.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously furnished.

101.INS***	XBRL Instance.	Previously furnished.

101.SCH***	XBRL Taxonomy Extension Schema.	Previously furnished.

101.CAL***	XBRLTaxonomy Extension Calculation.	Previously furnished.

101.DEF***	XBRL Taxonomy Extension Definition.	Previously furnished.

101.LAB***	XBRL Taxonomy Extension Labels.	Previously furnished.

101.PRE***	XBRL Taxonomy Extension Presentation.	Previously furnished.

*	Indicates management contract or compensatory plan or arrangement.
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