Form 10-Q
period 2014-05-03
SIGMA DESIGNS INC
filed 2014-06-12
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of June 6, 2014, the Company had 34,474,323 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 3, 2014

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 3, 2014	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$63,431	$64,326
Short-term marketable securities	6,920	7,791
Restricted cash	1,540	1,775
Accounts receivable, net of allowances of $195 as of May 3, 2014 and $300 as of February 1, 2014	23,776	27,647
Inventory	19,473	20,403
Deferred tax assets	4,270	4,144
Prepaid expenses and other current assets	7,180	8,069
Total current assets	126,590	134,155

Long-term marketable securities	9,864	15,505
Software, equipment and leasehold improvements, net	23,991	27,089
Intangible assets, net	28,617	29,780
Deferred tax assets, net of current portion	253	439
Long-term investments and notes receivable, net of current portion	3,872	3,873
Other non-current assets	4,945	4,934
Total assets	$198,132	$215,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,596	$16,184
Accrued compensation and related benefits	6,315	6,288
Accrued liabilities	15,064	19,813
Total current liabilities	32,975	42,285

Income taxes payable	7,060	7,065
Long-term deferred tax liabilities	870	976
Other long-term liabilities	6,387	7,058
Total liabilities	47,292	57,384

Commitments and contingencies (Note 10)

Shareholders' equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 39,127,425 issued and 34,468,282 outstanding as of May 3, 2014 and 39,083,961 issued and 34,424,818 outstanding as of February 1, 2014	487,297	485,188
Treasury stock, at cost, 4,659,143 shares as of May 3, 2014 and February 1, 2014	(88,198)	(88,198)
Accumulated other comprehensive income	905	651
Accumulated deficit	(249,164)	(239,250)
Total shareholders' equity	150,840	158,391
Total liabilities and shareholders' equity	$198,132	$215,775

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 3, 2014	May 4, 2013

Net revenue	$36,873	$52,540
Cost of revenue	16,648	25,594
Gross profit	20,225	26,946
Operating expenses
Research and development	17,103	20,204
Sales and marketing	5,450	5,682
General and administrative	5,031	4,762
Restructuring and impairment charges	1,084	398
Total operating expenses	28,668	31,046
Loss from operations	(8,443)	(4,100)
Gain on sale of development project	-	1,079
Interest and other (expense) income, net	(52)	691
Loss before income taxes	(8,495)	(2,330)
Provision for income taxes	1,419	2,203
Net loss	$(9,914)	$(4,533)
Net loss per common share:
Basic	$(0.29)	$(0.13)
Diluted	$(0.29)	$(0.13)
Shares used in computing net loss per share:
Basic	34,367	33,912
Diluted	34,367	33,912

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013

Net loss	$(9,914)	$(4,533)

Other comprehensive income (loss):
Currency translation adjustments	208	(366)
Unrealized gains (losses) on marketable securities, net of tax	46	(43)
Other comprehensive income (loss)	254	(409)

Comprehensive loss	$(9,660)	$(4,942)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities
Net loss	$(9,914)	$(4,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,412	5,568
Stock-based compensation	1,488	2,033
Provision for excess and obsolete inventory	364	561
(Release of) provision for sales returns, discounts and doubtful accounts	(105)	71
Deferred income taxes	57	1,669
Gain on sale of development project	-	(1,079)
Impairment charges	110	-
Tax effect related to stock options	(620)	-
Excess tax expense from stock-based compensation	620	188
Other non-cash activities	-	65
Changes in operating assets and liabilities:
Accounts receivable	3,976	(4,683)
Inventory	566	5,341
Prepaid expenses and other current and non-current assets	841	2,060
Accounts payable	(4,389)	3,117
Accrued liabilities, compensation and related benefits	662	(3,244)
Income taxes payable and other long-term liabilities	(5,353)	(1,498)
Net cash (used in) provided by operating activities	(6,285)	5,636
Cash flows from investing activities
Restricted cash	235	(2)
Purchases of marketable securities	-	(2,535)
Sales and maturities of marketable securities	6,558	3,390
Purchases of software, equipment and leasehold improvements	(818)	(2,594)
Purchases of IP	(1,319)	(2,750)
Proceeds from sale of development project, net of transaction fees	-	1,971
Repayment of note receivable	60	250
Net cash provided by (used in) investing activities	4,716	(2,270)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	620	-
Net proceeds from exercise of employee stock options and stock purchase rights	1	32
Net cash provided by financing activities	621	32
Effect of foreign exchange rate changes on cash and cash equivalents	53	(169)
Net (decrease) increase in cash and cash equivalents	(895)	3,229
Cash and cash equivalents, beginning of period	64,326	51,218
Cash and cash equivalents, end of period	$63,431	$54,447

Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,694	$1,969

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a leader in intelligent media platforms in home entertainment and control.  We focus on integrated system-on-chip, or SoC, solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and video networking products. All of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary markets which are the Digital Television, or DTV market, the home networking market, the set-top box market, and the home control market. We derive a portion of our revenue from licensing and other markets, including licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The first quarter of fiscal 2015 and fiscal 2014 ended on May 3, 2014 (91 days) and May 4, 2013 (91 days), respectively.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended February 1, 2014, included in our fiscal 2014 Annual Report on Form 10-K, as filed with the SEC on April 17, 2014, referred to as our fiscal 2014 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at May 3, 2014 and February 1, 2014, the consolidated results of our operations for the three months ended May 3, 2014 and May 4, 2013, and the consolidated cash flows for the three months ended May 3, 2014 and May 4, 2013.  The results of operations for the three months ended May 3, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the three months ended May 3, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

Certain reclassifications have been made to historical financial data on our condensed consolidated statement of cash flows to conform to the current year presentation. Historically, cash flows used in or provided by changes in accrued liabilities, compensation and related benefits included changes in short-term income taxes payable. To improve transparency in the related balance sheet account, we have now presented this activity within cash flows used in income taxes payable and other long-term liabilities. This change did not impact total cash used in or provided by operating, investing or financing activities.

	As Reported	Reclassifications	Adjusted
Three Months Ended		May 4, 2013
Accrued liabilities, compensation and related benefits	$(5,265)	$2,021	$(3,244)
Income taxes payable and other long-term liabilities	523	(2,021)	(1,498)
Total	$(4,742)	$-	$(4,742)

  SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) providing a comprehensive new revenue recognition standard. ASU 2014-09 provides revised standards of recognition predicated on when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for us in our first quarter of fiscal 2018. ASU 2014-09 can be applied retrospectively with a modified retrospective application permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

As of May 3, 2014 and February 1, 2014, we had $1.5 million and $1.8 million, respectively, of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 3, 2014			February 1, 2014
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$15,128	$357	$15,485	$21,186	$308	$21,494
Money market funds	15,224	-	15,224	13,521	-	13,521
Municipal bonds and notes	-	-	-	505	3	508
Fixed income mutual funds	1,276	22	1,298	1,286	8	1,294
Total cash equivalents and marketable securities	$31,628	$379	$32,007	$36,498	$319	$36,817

Cash on hand held in the United States			$1,464			$1,104
Cash on hand held overseas			46,744			49,701
Total cash on hand			48,208			50,805
Total cash, cash equivalents and marketable securities			$80,215			$87,622

Reported as:
Cash and cash equivalents			$63,431			$64,326
Short-term marketable securities			6,920			7,791
Long-term marketable securities			9,864			15,505
			$80,215			$87,622

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	May 3, 2014		February 1, 2014
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$22,036	$22,143	$21,284	$21,312
Due in greater than one year	9,592	9,864	15,214	15,505
Total	$31,628	$32,007	$36,498	$36,817

  SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.             Fair values of assets and liabilities

Fair value is defined as, “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The accounting standards establish a consistent framework for measuring fair value and disclosure requirements about fair value measurements and among other things, require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

●

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

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

Our foreign currency derivative instruments were classified as Level 2 because they are valued using quoted prices and other observable data of similar instruments in active markets.

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of May 3, 2014 and February 1, 2014 (in thousands):

	May 3, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$15,485	$15,485	$-	$-
Money market funds	15,224	15,224	-	-
Fixed income mutual funds	1,298	1,298	-	-
Total cash equivalents and marketable securities	32,007	32,007	-	-
Restricted cash	1,540	1,540	-	-
Total assets measured at fair value	$33,547	$33,547	$-	$-

  SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$21,494	$21,494	$-	$-
Money market funds	13,521	13,521	-	-
Municipal bonds and notes	508	508	-	-
Fixed income mutual funds	1,294	1,294	-	-
Total cash equivalents and marketable securities	36,817	36,817	-	-
Restricted cash	1,775	1,775	-	-
Derivative instruments asset	35	-	35	-
Total assets measured at fair value	$38,627	$38,592	$35	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable promissory notes receivable and preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of May 3, 2014, we held equity investments in three, and promissory notes receivable in one, privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $4.0 million. As of May 3, 2014, we did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

4.             Derivative financial instruments

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period.

We have used foreign currency derivatives such as forward and option contracts as hedges against certain anticipated transactions denominated in Israeli shekels, or NIS. We do not assess derivative contracts for hedge effectiveness and thus such contracts do not qualify for hedge accounting. Therefore, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings. Changes in fair value of the derivatives are recorded as interest and other (expense) income.

As of May 3, 2014, we had no foreign exchange contracts.  As of February 1, 2014, we had foreign exchange contracts to sell up to approximately $0.9 million for a total amount of approximately NIS 3.3 million, that matured on April 28, 2014. For the three months ended May 3, 2014, we did not recognize any gains or losses as a result of foreign exchange contracts. For the three months ended May 4, 2013, we recognized gains of approximately $0.3 million in interest and other (expense) income as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of May 3, 2014 and February 1, 2014 (in thousands):

Derivative Assets	Balance Sheet Location	May 3, 2014	February 1, 2014
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$-	$35
Total fair value of derivative instruments		$-	$35

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

	May 3, 2014	February 1, 2014
Equity investments:
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	730	730
Issuer D	142	143
Total equity investments	3,872	3,873
Notes receivable:
Issuer A	170	230
Total notes receivable	170	230
Total equity investments and notes receivable	$4,042	$4,103

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

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer D”).

Notes receivable from privately-held companies

In November 2010, we loaned $1.0 million to Issuer A and received a secured promissory note. This promissory note is secured by the assets of Issuer A, bears interest at a rate of 5% per annum and is scheduled to be fully repaid during the second quarter of fiscal 2015.

As of May 3, 2014 and February 1, 2014, our notes receivable from privately-held companies were valued at $0.2 million, representing their cost. We made the above-described investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. We analyze each investment quarterly for evidence of impairment.

Our President and Chief Executive Officer is a member of the Board of Directors of two of the companies we have invested in. In the case of Issuer B, the investment transaction was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of May 3, 2014 and February 1, 2014 (in thousands):

Inventory	May 3, 2014	February 1, 2014
Wafers and other purchased materials	$11,194	$10,079
Work-in-process	887	1,527
Finished goods	7,392	8,797
Total inventory	$19,473	$20,403

Prepaid expenses and other current assets	May 3, 2014	February 1, 2014
Prepayments for inventory	$1,670	$1,670
Note receivable	170	230
Amounts due from seller related to DTV acquisition	-	1,439
Other current assets	5,340	4,730
Total prepaid expenses and other current assets	$7,180	$8,069

Software, equipment and leasehold improvements	Estimated Useful Lives (years)			May 3, 2014	February 1, 2014
Software		2		$38,484	$38,563
Equipment	1	to	5	21,040	21,147
Office equipment and furniture		2		8,844	8,806
Leasehold improvements	1	to	6	3,164	3,149
Total				71,532	71,665
Less: Accumulated depreciation and amortization				(47,541)	(44,576)
Total software, equipment and leasehold improvements, net				$23,991	$27,089

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended May 3, 2014 and May 4, 2013 was $3.1 million and $2.9 million, respectively.

Accrued liabilities:	May 3, 2014	February 1, 2014
Income taxes payable, current portion	$5,140	$7,968
Rebates	2,841	3,587
License fees	2,010	1,929
Deferred revenue	819	3,001
Warranties	630	620
Royalties	434	985
Settlements	-	150
Other accrued liabilities	3,190	1,573
Total accrued liabilities	$15,064	$19,813

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	May 3, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(41,428)	$10,597	2.7
Customer relationships	50,704	(30,486)	(17,364)	2,854	2.4
Trademarks and other	4,078	-	(3,532)	546	4.7
Purchased IP - amortizing	21,874	(5,516)	(12,324)	4,034	1.3
Total amortizing	153,295	(60,616)	(74,648)	18,031	2.4
Purchased IP - not yet deployed	13,602	(3,016)	-	10,586
Total intangibles	$166,897	$(63,632)	$(74,648)	$28,617

	February 1, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks and other	4,078	-	(3,502)	576	4.9
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

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

Amortization expense related to intangible assets was $2.3 million and $2.7 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Cost of sales	$1,946	$2,327
Operating expenses	354	389
Total intangibles amortization expense	$2,300	$2,716

As of May 3, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2015 (remaining nine months)	$6,627
2016	6,727
2017	3,937
2018	637
2019	103
Total	$18,031

8.          Restructuring costs

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

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses.

During the quarter ended May 4, 2013, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions and substantially all reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring and impairment charges” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$-	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)	-
Liability, February 1, 2014	363	-	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	-	1,025	1,025
Cash payments	(802)	-	(2)	(804)	-
Balance at May 3, 2014	$586	$-	$-	$586	$6,595

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.          Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the condensed consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash.

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

As the contingent consideration was uncertain at the time of the initial sale, we did not recognize the contingent payment. Accordingly, payment consideration, if and when it is determined that the milestone was met, will be recorded as other income in our consolidated statements of operations in its entirety. The technical milestones were due by September 30, 2013.

The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. We are currently pursuing our rights through the dispute resolution provisions set forth in the Asset Purchase Agreement. To the extent we recognize any payment in regard to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer.

10.          Commitments and contingencies

Commitments

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

Details of the change in accrued warranty as of May 3, 2014 and May 4, 2013 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
May 3, 2014	$620	$125	$(115)	$630
May 4, 2013	$1,447	$(154)	$(243)	$1,050

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of May 3, 2014, the total amount of outstanding non-cancelable purchase orders was approximately $37.1 million.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of May 3, 2014, remaining payments under this agreement totaled $10.9 million. We have fully accrued this amount as of May 3, 2014.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of May 3, 2014.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three months ended May 3, 2014 and May 4, 2013, we recorded gross royalty expense of $0.3 million and $0.5 million, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through May 3, 2014, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of May 3, 2014, our remaining obligation under these programs was approximately $1.1 million.

Contingencies

Litigation

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2014, Mentor Graphics Corporation (“Mentor”) filed a complaint against us, Case No. 3-14-cv00742, in the U.S. District Court for the Northern District of California, for unspecified damages alleging copyright infringement, breach of contract, unjust enrichment, and a request for audit and accounting relating to a certain Reference Platform License Agreement for Embedded Software, dated March 28, 2008 (the “Mentor Agreement”) by and between Trident Microsystems, Inc. (“Trident”) and Mentor. The Mentor Agreement was assigned to us in connection with our acquisition of assets related to the DTV business of Trident. We have filed our answer to this complaint, denying the substantive allegations.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the third quarter of fiscal 2013, we settled an audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our set-top box business. In April 2014, we resolved this audit through binding arbitration for $0.2 million in penalties, $0.1 million of which was incurred during the three months ending May 3, 2014 and was included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. As of May 3, 2014, we believe we are in compliance with our license agreements. However, we could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. As of May 3, 2014, we had no pending audits related to third-party licensed technology.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.           Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Stock options excluded because the effect of including would be anti-dilutive	11	32
Stock options excluded because exercise price is in excess of average stock price	4,008	4,841
Restricted stock awards and units excluded because the effect of including would be anti-dilutive	53	26
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	332	544

12.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, February 1, 2014	39,083,961	$485,188	(4,659,143)	$(88,198)	$149	$502	$(239,250)	$158,391
Unrealized gain on marketable securities	-	-	-	-	46	-	-	46
Currency translation adjustments	-	-	-	-	-	208	-	208
Stock-based compensation expense	-	1,488	-	-	-	-	-	1,488
Tax effect related to stock options	-	620	-	-	-	-	-	620
Net proceeds from common stock issued under share plans	43,464	1	-	-	-	-	-	1
Net loss	-	-	-	-	-	-	(9,914)	(9,914)
Balance, May 3, 2014	39,127,425	$487,297	(4,659,143)	$(88,198)	$195	$710	$(249,164)	$150,840

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China. It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees. The plan is managed by the local authority and it is a mandatory plan. Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base. For the three months ended May 3, 2014 and May 4, 2013, we made matching contributions of $0.5 million and $0.7 million, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. During the three months ended May 3, 2014 and May 4, 2013, we made matching contributions of $0.2 million and $0.3 million, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment. Upon termination of employment, employees are entitled to one month salary for each year of employment or portion thereof. As of May 3, 2014, we have an accrued severance liability of $1.3 million offset by $1.3 million of severance employee funds.

13.           Income taxes

We recorded a provision for income taxes of $1.4 million and $2.2 million for the three months ended May 3, 2014 and May 4, 2013, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2015 as compared to the same period in fiscal year 2014. During the three months ended May 3, 2014 and May 4, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

14.           Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Israel, and Singapore.  Our chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by product group, target market, and geographic region.  We do not assess the performance of our geographic regions on other measures of income, expense or net income.

We sell our products into four primary target markets, which are the DTV market, home networking market, set-top box market, and home control market. We also have license revenue, included in the license and other market, which we receive from the license of our technology to third parties.

The following table sets forth net revenue and gross profit attributable to each target market (in thousands):

Three Months Ended	DTV	Home networking	Set-top box	Home control	License and other	Total
May 3, 2014
Revenue from external customers	$6,063	$16,120	$5,689	$6,140	$2,861	$36,873
Gross profit	$2,871	$8,922	$2,715	$3,223	$2,494	$20,225
May 4, 2013
Revenue from external customers	$15,842	$20,181	$9,315	$4,589	$2,613	$52,540
Gross profit	$5,993	$12,241	$4,253	$1,932	$2,527	$26,946

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of target market gross profit to consolidated loss before income taxes is as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Total gross profit from target markets	$20,225	$26,946
Operating expenses	28,668	31,046
Gain on sale of development project	-	1,079
Interest and other (expense) income, net	(52)	691
Loss before income taxes	$(8,495)	$(2,330)

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Asia	$29,246	$38,039
North America	4,336	5,030
Europe	2,302	7,990
Other Regions	989	1,481
Net revenue	$36,873	$52,540

During the three months ended May 3, 2014, Benchmark Electronics accounted for 11% of our net revenue. During the three months ended May 4, 2013, Flextronics and TP Vision accounted for 14% and 11% of our net revenue, respectively.

As of May 3, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 19% and 13% of net accounts receivable, respectively. As of May 4, 2013, no customer exceeded more than 10% of net accounts receivable.

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

Our chipset products and target markets

We consider all of our semiconductor products to be chipsets because each of our products is comprised of multiple semiconductors. We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market. We design our highly integrated products to significantly improve performance, lower power consumption, and reduce cost.

We derive nearly all of our operating net revenue from sales of chipset products and we sell our chipsets into four primary target markets, plus licensing. We separately report revenues that we derive from sales into each of these target markets.

DTV Market

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

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses.

During the quarter ended May 4, 2013, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions and substantially all reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring and impairment charges” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three months ended May 3, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenue	May 4, 2013	% of Net Revenue
Net revenue	$36,873	100%	$52,540	100%
Cost of revenue	16,648	45%	25,594	49%
Gross profit	20,225	55%	26,946	51%
Operating expenses
Research and development	17,103	46%	20,204	39%
Sales and marketing	5,450	15%	5,682	11%
General and administrative	5,031	14%	4,762	9%
Restructuring and impairment charges	1,084	3%	398	0%
Total operating expenses	28,668	78%	31,046	59%
Loss from operations	(8,443)	(23%)	(4,100)	(8%)
Gain on sale of development project	-	-%	1,079	2%
Interest and other (expense) income, net	(52)	0%	691	2%
Loss before income taxes	(8,495)	(23%)	(2,330)	(4%)
Provision for income taxes	1,419	4%	2,203	4%
Net loss	$(9,914)	(27%)	$(4,533)	(8%)

Net revenue

Our net revenue for the three months ended May 3, 2014 decreased $15.7 million, or 30%, compared to the corresponding period in the prior fiscal year. Net revenue decreased primarily due to a $9.8 million decrease within the DTV market, a decrease in the home networking market of $4.1 million, and a decrease of $3.6 million in the set-top box market, partially offset by an increase in sales into the home control market of $1.6 million.

Net revenue by target market

We sell our products into four primary target markets, which are: the DTV market, home networking market, set-top box market, and home control market. We also have license revenue included in the license and other market, which we receive from the license of our technology to third parties.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenue	May 4, 2013	% of Net Revenue
DTV	$6,063	16%	$15,842	30%
Home networking	16,120	44%	20,181	38%
Set-top box	5,689	15%	9,315	18%
Home control	6,140	17%	4,589	9%
License and other	2,861	8%	2,613	5%
Net revenue	$36,873	100%	$52,540	100%

DTV market: For the three months ended May 3, 2014, net revenue from sales of our products into the DTV market decreased by $9.8 million, or 62%, compared to the corresponding period in the prior fiscal year. The overall decline was a result of a shift away from legacy products as we continue to focus on the development of our new products resulting in a decline of 23% in average selling price and a 50% decrease in units shipped. Our DTV revenue was derived mainly from our Europe and Asia regions. As expected, our DTV business experienced seasonality common to consumer electronics markets with slower DTV sales during the three months ended May 3, 2014.  We typically expect our strongest DTV sales in the third calendar quarter and slower DTV sales in the first and fourth quarter of each calendar year. We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we develop and introduce new products for this market.

Home networking market:  For the three months ended May 3, 2014, net revenue from sales of our products into the home networking market decreased $4.1 million, or 20%, compared to the corresponding period in the prior fiscal year.  The decrease was primarily the result of a decline of 21% in average selling price and contract manufacturers’ inventory adjustments. We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and as a result of transitions to next generation technologies.

Set-top box market:  For the three months ended May 3, 2014, net revenue from sales of our products into the set-top box market decreased $3.6 million, or 39%, compared to the corresponding period in the prior fiscal year.  This decrease in set-top box market net revenue was attributable to our operators customers’ pending transitions to newer generations of set-top box products resulting in a decline of 21% in average selling price and a 22% decrease in units shipped on legacy products some operators continue to use. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in revenue is a result of design losses that took place over a year ago. We expect our revenue from the set-top box market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Home control market:  For the three months ended May 3, 2014, net revenue from sales of our products into the home control market increased $1.6 million, or 34%, compared to the corresponding period in the prior fiscal year.  The increase was primarily the result of increased demand in the home control market, evidenced by a 55% increase in unit shipments primarily to the United States and Europe. We have compelling products for our home control market and we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

License and other markets:  Our license and other market consist primarily of technology license revenue and revenue from other ancillary markets. The license revenue is attributable to two license agreements pursuant to which we license our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements are expected to be completed during the three months ended August 2, 2014. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenue	May4, 2013	% of Net Revenue
Asia	$29,246	79%	$38,039	72%
North America	4,336	12%	5,030	10%
Europe	2,302	6%	7,990	15%
Other Regions	989	3%	1,481	3%
Net revenue	$36,873	100%	$52,540	100%

Asia:  Our net revenue from Asia decreased $8.8 million, or 23%, for the three months ended May 3, 2014, compared to the corresponding period in the prior fiscal year. This decrease was primarily attributable to lower demand and consequently lower average selling prices for some legacy products in the DTV, home networking and set-top box markets due to a shift in consumers’ preferences. Net revenue as a percentage of our total net revenue for the three months ended May 3, 2014 increased seven percentage points compared to the corresponding period in the prior fiscal year. This increase is primarily due to the significant reduction in revenue in Europe.

North America:  Our net revenue from North America decreased $0.7 million, or 14%, for the three months ended May 3, 2014 compared to the corresponding period in the prior fiscal year.   The decrease was primarily due to the continuing shift away from legacy products with our operators’ pending transitions into newer generation products within the DTV and set-top box markets, partially offset by increases in our home control market as demand for our products continue to rise. Net revenue as a percentage of our total net revenue for the three months ended May 3, 2014 increased two percentage points compared to the corresponding period in the prior fiscal year.

Europe:  Our net revenue from Europe decreased $5.7 million, or 71%, for the three months ended May 3, 2014, compared to the corresponding period in the prior fiscal year. Net revenue as a percentage of our total net revenue for the three months ended May 3, 2014 decreased nine percentage points compared to the corresponding period in the prior fiscal year. The decrease is primarily the result of a decrease in shipments to our DTV market, primarily in Hungary, as we continue to experience a shift away from legacy products.

Other regions: Our net revenue from other regions decreased $0.5 million, or 33%, for the three months ended May 3, 2014 compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of a decrease in demand for our products in the home networking market in Brazil.

Major customers

During the three months ended May 3, 2014, Benchmark Electronics accounted for 11% of our net revenue. During the three months ended May 4, 2013, Flextronics and TP Vision accounted for 14% and 11% of our net revenue, respectively.

As of May 3, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 19% and 13% of net accounts receivable, respectively. As of May 4, 2013, no customer exceeded more than 10% of net accounts receivable.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	May 4, 2013
Gross profit	$20,225	$26,946
Gross margin %	54.9%	51.3%

Gross profit decreased $6.7 million, or 25%, for the three months ended May 3, 2014, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to declines in product sales from the DTV market and average selling price decreases within the home networking and set-top box markets. The gross profit impact associated with declines in these aforementioned markets was $8.0 million, or 39% of gross profit, partially offset by the increase of $1.3 million from the home control market due to a rise in product sales.

Our gross margin rose 3.6 percentage points for the three months ended May 3, 2014, compared to the corresponding period in the prior fiscal year. The increase was primarily due to an increase in shipments of our home control products with reduced average cost per unit, or ACU and changes in product mix. Although average selling prices, or ASP, declined across most of our target markets, we continued our significant efforts to reduce ACU across our markets. These improvements were partially offset by the decline in ASP of our home networking market. The decrease in ACUs was primarily due to cost reduction efforts through restructuring and other activities targeting fixed costs. Our fixed costs include items such as depreciation and amortization and compensation costs for operations.

Research and development expense

Research and development expense consists of compensation and benefits, including variable compensation expense, such as profit sharing, development and design costs (i.e., mask, prototyping, testing and subcontracting costs), depreciation and amortization (i.e., engineering design tools and equipment costs), stock-based compensation expense and other expenses which include costs for facilities and travel.

Our research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
Research and development expense	$17,103	$20,204	$(3,101)	-15%
Percent of net revenue	46.4%	38.5%

The decrease in research and development expense is primarily due to a decrease in headcount by 14% from May 4, 2013 to May 3, 2014, primarily in Israel and North America, due to reductions in force as part of our restructuring efforts.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
Sales and marketing expense	$5,450	$5,682	$(232)	-4%
Percent of net revenue	14.8%	10.8%

The decrease in sales and marketing expense was primarily due to a decrease in headcount from May 4, 2013 to May 3, 2014, primarily in Israel and the Netherlands, due to reductions in force as part of our restructuring efforts. These cost reductions were partially offset by increased tradeshow costs of $0.2 million.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
General and administrative expense	$5,031	$4,762	$269	6%
Percent of net revenue	13.6%	9.1%

The increase in general and administrative expense was primarily due to higher professional fees of $0.6 million associated with legal and audit activities. Other cost reduction measures reduced our general and administrative expenses by $0.2 million primarily related to compensation and benefits, facilities and information technology.

Impairment of IP, mask sets and design tools

We test long-lived assets, including our purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. We also periodically review our current assets for other-than-temporary declines in fair-value based on the specific identification method and write-down the carrying value when an other-than temporary decline has occurred. During the three months ended May 3, 2014 and May 4, 2013, we recorded an impairment of intangible assets of $0.1 million and $0.2 million, respectively.

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

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses.

During the quarter ended May 4, 2013, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions and substantially all reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring and impairment charges” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$-	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)	-
Liability, February 1, 2014	363	-	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	-	1,025	1,025
Cash payments	(802)	-	(2)	(804)	-
Balance at May 3, 2014	$586	$-	$-	$586	$6,595

Interest and other (expense) income, net

The following table sets forth net interest and other (expense) income and the related change (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
Interest and other (expense) income, net	$(52)	$691	$(743)	-108%

Interest and other (expense) income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of assets. The decrease of $0.7 million, or 108%, for the three months ended May 3, 2014 compared to the corresponding period in the prior fiscal year was primarily due to an unfavorable change of $0.3 million in foreign currency fluctuations, lower interest income of $0.1 million from a lower average cash balance and a gain realized from writing off a liability during the three months ended May 4, 2013 of $0.2 million with no corresponding write off in the three months ended May 3, 2014.

Provision for income taxes

We recorded a provision for income taxes of $1.4 million and $2.2 million for the three months ended May 3, 2014 and May 4, 2013, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2015 as compared to the same period in fiscal year 2014. During the three months ended May 3, 2014 and May 4, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	May 3, 2014	February 1, 2014
Cash and cash equivalents	$63,431	$64,326
Short-term marketable securities	6,920	7,791
	$70,351	$72,117

As of May 3, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $70.4 million, which represents approximately $2.04 per share of outstanding common stock as compared to $2.09 as of February 1, 2014. Working capital as of May 3, 2014 was $93.6 million. Total cash and cash equivalents decreased by $0.9 million compared to February 1, 2014, primarily due to our net loss of $2.6 million after adjusting for non-cash items, changes in working capital of $3.7 million and purchases of intangible and tangible assets of $2.1 million. These expenditures of cash were partially offset by $6.6 million of sales and maturities of marketable securities.

As of May 3, 2014, we held $9.9 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net cash provided by (used in):
Operating activities	$(6,285)	$5,636
Investing activities	4,716	(2,270)
Financing activities	621	32
Effect of foreign exchange rate changes on cash and cash equivalents	53	(169)
Net (decrease) increase in cash and cash equivalents	$(895)	$3,229

Cash flows from operating activities

Net cash used in operating activities of $6.3 million for the three months ended May 3, 2014 was primarily due to a $9.9 million net loss and a net change of $3.7 million in operating assets and liabilities partially offset by non-cash adjustments of $7.3 million. Cash provided by accounts receivable of $4.0 million during the three months ended May 3, 2014 was primarily related to decreased revenue and timing of collections. Cash used in accounts payable of $4.4 million during the three months ended May 3, 2014 was primarily a result of timing of payments, and cash used in income taxes payable and other long-term liabilities of $5.4 million for the same period was primarily the result of a large income tax payment in Israel.

Net cash used in operating activities of $6.3 million for the three months ended May 3, 2014 represents an $11.9 million decrease from the cash provided by operating activities during the same period in fiscal 2014. The change was partially attributable to the increase in net loss of $7.1 million after adjusting for non-cash items. Cash used for inventory and accounts payable contributed $4.8 million and $7.5 million, respectively, to the net decrease from the same period in fiscal 2014. These decreases were partially offset by increased cash provided by accounts receivable in the amount of $8.7 million.

The three months ended May 4, 2013 experienced lower media processor wafer purchases resulting in favorable changes to inventory. Inventory levels during the three months ended May 3, 2014 remained relatively consistent commensurate with expected sales thereby not realizing as significant a change. The change in accounts payable from the same period in fiscal 2014 was primarily due to decreased purchases and timing of payments. Changes in accounts receivable from the same period in fiscal 2014 were primarily the result of decreased revenue as well as the timing of product shipments and collections.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $4.7 million for the three months ended May 3, 2014, which was primarily due to sales and maturities of marketable securities of $6.6 million, primarily to support research and development activities. This source was partially offset by purchases of IP and software, equipment and leasehold improvements of $1.3 million and $0.8 million, respectively, primarily to support the development and advancement of emerging technologies within the DTV market.

Net cash provided by investing activities of $4.7 million for the three months ended May 3, 2014 represents a $7.0 million increase from the amount of cash used in investing activities during the same period in fiscal 2014. The increase was primarily due to an increase from net proceeds from the sale and maturities of marketable securities of $5.7 million. Additionally, fewer purchases of tangible and intangible property and equipment were made in comparison to the same period in fiscal 2014 resulting in a net increase of $3.2 million. These favorable changes were partially offset by net proceeds received during the three months ended May 4, 2013 from the sale of a development project, net of transaction fees in the amount of $2.0 million with no corresponding amount in the current period.

Cash flows from financing activities

Net cash provided by financing activities was $0.6 million for the three months ended May 3, 2014, which was primarily due to the excess tax benefit from stock-based compensation. The change from the same period in fiscal 2014 was a result of the realization of the aforementioned tax benefit in the current period where previously there was none.

Our marketable securities primarily include corporate bonds, money market funds, municipal bonds and notes and fixed income mutual funds.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of May 3, 2014 (in thousands):

	Payments Due by Period
	Fiscal 2015 (Remaining 9 months)	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Total
Operating leases	$3,351	$4,549	$144	$8,044
Non-cancelable purchase obligations	37,105	-	-	37,105
Total contractual obligations	$40,456	$4,549	$144	$45,149

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since February 1, 2014.

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

As of May 3, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of May 3, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an update on internal control, 2013 Internal Control – Integrated Framework. This update provides changes from the pre-established guidance within the 1992 internal control framework primarily encompassing the following: (i) codification of principles that support the five components of internal control, (ii) clarification of the role of objective-setting in internal control, (iii) enhanced focus on technology and related control structures, (iv) enhanced information on governance conceptual frameworks, (v) expansion of the reporting categories of objectives, (vi) enhanced anti-fraud expectations and (vii) increased focus on non-financial reporting objectives. The 2013 Internal Control – Integrated Framework is effective for us for fiscal year ending January 31, 2015. We are currently in the process of developing and implementing a transition to the 2013 integrated framework while evaluating the impact to our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 10, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 with the exception of the risk factor below.

Regional instability in Vietnam may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

We have a research and development facility and, as of May 3, 2014, we had 93 employees located in Vietnam. However, political conditions in Vietnam may directly affect our business. In May 2014, China dispatched an oil rig to a contested area of the South China Sea which is claimed by both China and Vietnam. As a response, violent protests have erupted in Vietnam resulting in collateral damage to factories and infrastructure. Consequently, business stoppages for affected businesses and/or areas may be necessary. Any future protests due to political conflicts in the region may negatively affect business conditions and adversely affect our results of operations.

In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation brought on due to political instability in Vietnam. Although the Vietnamese government is taking steps to subdue further protests, there can be no assurance of their success. Any losses or damages incurred by us could have a material adverse effect on our business and financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fourth quarter of fiscal 2014, our Board of Directors authorized us to purchase, at management’s discretion, up to $20.0 million of our common stock. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program will discontinue subsequent to fiscal 2015, however, may be commenced, suspended or discontinued at any time and from time to time without prior notice.

During the three months ended May 3, 2014, there were no purchases of our common stock under the repurchase program. The approximate dollar value of shares that may yet be purchased under the aforementioned program as of May 3, 2014 is approximately $17.7 million.

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
Date: June 11, 2014
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