Form 10-Q
period 2014-08-02
SIGMA DESIGNS INC
filed 2014-09-10
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

As of September 8, 2014, the Company had 34,855,632 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 2, 2014

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	August 2, 2014	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$69,848	$64,326
Short-term marketable securities	5,828	7,791
Restricted cash	1,540	1,775
Accounts receivable, net of allowances of $287 as of August 2, 2014 and $300 as of February 1, 2014	24,792	27,647
Inventory	20,305	20,403
Deferred tax assets	4,194	4,144
Prepaid expenses and other current assets	6,700	8,069
Total current assets	133,207	134,155

Long-term marketable securities	6,346	15,505
Software, equipment and leasehold improvements, net	22,283	27,089
Intangible assets, net	26,067	29,780
Deferred tax assets, net of current portion	292	439
Long-term investments and notes receivable, net of current portion	3,271	3,873
Other non-current assets	4,852	4,934
Total assets	$196,318	$215,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,313	$16,184
Accrued compensation and related benefits	6,236	6,288
Accrued liabilities	13,660	19,813
Total current liabilities	36,209	42,285

Income taxes payable	7,328	7,065
Long-term deferred tax liabilities	744	976
Other long-term liabilities	6,004	7,058
Total liabilities	50,285	57,384

Commitments and contingencies (Note 10)

Shareholders' equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 39,487,768 issued and 34,828,625 outstanding as of August 2, 2014 and 39,083,961 issued and 34,424,818 outstanding as of February 1, 2014	490,550	485,188
Treasury stock, at cost, 4,659,143 shares as of August 2, 2014 and February 1, 2014	(88,198)	(88,198)
Accumulated other comprehensive income	465	651
Accumulated deficit	(256,784)	(239,250)
Total shareholders' equity	146,033	158,391
Total liabilities and shareholders' equity	$196,318	$215,775

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net revenue	$42,810	$53,762	$79,683	$106,302
Cost of revenue	20,921	25,696	37,569	51,290
Gross profit	21,889	28,066	42,114	55,012

Operating expenses
Research and development	16,452	18,769	33,555	38,973
Sales and marketing	5,475	5,527	10,925	11,209
General and administrative	4,555	4,937	9,586	9,699
Restructuring costs	46	680	1,020	890
Impairment of IP, mask sets and design tools	1,156	-	1,266	188
Total operating expenses	27,684	29,913	56,352	60,959
Loss from operations	(5,795)	(1,847)	(14,238)	(5,947)
Gain on sale of development project	-	-	-	1,079
Interest and other income, net	372	121	320	812
Loss before income taxes	(5,423)	(1,726)	(13,918)	(4,056)
Provision for income taxes	2,197	3,065	3,616	5,268
Net loss	$(7,620)	$(4,791)	$(17,534)	$(9,324)

Net loss per common share:
Basic	$(0.22)	$(0.14)	$(0.51)	$(0.27)
Diluted	$(0.22)	$(0.14)	$(0.51)	$(0.27)

Shares used in computing net loss per share:
Basic	34,622	34,259	34,459	34,008
Diluted	34,622	34,259	34,459	34,008

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(7,620)	$(4,791)	$(17,534)	$(9,324)

Other comprehensive (loss) income:
Currency translation adjustments	(302)	48	(94)	(318)
Unrealized loss on marketable securities, net of tax	(138)	(153)	(92)	(196)

Other comprehensive loss	(440)	(105)	(186)	(514)

Comprehensive loss	$(8,060)	$(4,896)	$(17,720)	$(9,838)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net loss	$(17,534)	$(9,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,706	10,272
Stock-based compensation	2,873	3,719
Provision for excess and obsolete inventory	1,268	575
(Release of) provision for sales returns, discounts and doubtful accounts	(13)	62
Deferred income taxes	(29)	2,913
Gain on sale of development project	-	(1,079)
Impairment of IP, mask sets and design tools	1,266	188
Tax effect related to stock options	(620)	-
Excess tax expense from stock- based compensation	620	-
Non-cash restructuring charges	-	830
Impairment of investment	601	-
Other non-cash activities	5	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,868	(17,448)
Inventory	(1,170)	4,325
Prepaid expenses and other current and non-current assets	1,134	2,331
Accounts payable	190	13,809
Accrued liabilities, compensation and related benefits	174	1,915
Income taxes payable	(3,823)	(991)
Other long-term liabilities	(2,425)	(347)
Net cash (used in) provided by operating activities	(3,909)	11,744

Cash flows from investing activities:
Restricted cash	235	(2)
Purchases of marketable securities	-	(7,874)
Sales and maturities of marketable securities	11,030	7,641
Purchases of software, equipment and leasehold improvements	(3,012)	(4,995)
Proceeds from sale of development project, net of transaction fees	-	1,971
Repayment of note receivable	230	250
Purchases of IP	(1,553)	(4,099)
Net cash provided by (used in) investing activities	6,930	(7,108)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,242	-
Net proceeds from exercises of employee stock options and stock purchase rights	1,247	1,447
Net cash provided by financing activities	2,489	1,447

Effect of foreign exchange rate changes on cash and cash equivalents	12	(160)
Net increase in cash and cash equivalents	5,522	5,923

Cash and cash equivalents, beginning of period	64,326	51,218
Cash and cash equivalents, end of period	$69,848	$57,141

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,777	$3,215

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

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The second quarter of fiscal 2015 and fiscal 2014 ended on August 2, 2014 (91 days) and August 3, 2013 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at August 2, 2014 and February 1, 2014, the consolidated results of our operations for the three and six months ended August 2, 2014 and August 3, 2013, and the consolidated cash flows for the six months ended August 2, 2014 and August 3, 2013.  The results of operations for the three and six months ended August 2, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the six months ended August 2, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.             Cash, cash equivalents and marketable securities

As of August 2, 2014 and February 1, 2014, we had $1.5 million and $1.8 million, respectively, of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	August 2, 2014			February 1, 2014
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$10,644	$224	$10,868	$21,186	$308	$21,494
Money market funds	17,159	-	17,159	13,521	-	13,521
Municipal bonds and notes	-	-	-	505	3	508
Fixed income mutual funds	1,283	23	1,306	1,286	8	1,294
Total cash equivalents and marketable securities	$29,086	$247	$29,333	$36,498	$319	$36,817

Cash on hand held in the United States			$3,912			$1,104
Cash on hand held overseas			48,777			49,701
Total cash on hand			52,689			50,805
Total cash, cash equivalents and marketable securities			$82,022			$87,622

Reported as:
Cash and cash equivalents			$69,848			$64,326
Short-term marketable securities			5,828			7,791
Long-term marketable securities			6,346			15,505
			$82,022			$87,622

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	August 2, 2014		February 1, 2014
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$22,964	$22,987	$21,284	$21,312
Due in greater than one year	6,122	6,346	15,214	15,505
Total	$29,086	$29,333	$36,498	$36,817

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of August 2, 2014 and February 1, 2014 (in thousands):

	August 2, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$10,868	$10,868	$-	$-
Money market funds	17,159	17,159	-	-
Fixed income mutual funds	1,306	1,306	-	-
Total cash equivalents and marketable securities	29,333	29,333	-	-
Restricted cash	1,540	1,540	-	-
Total assets measured at fair value	$30,873	$30,873	$-	$-

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$21,494	$21,494	$-	$-
Money market funds	13,521	13,521	-	-
Municipal bonds and notes	508	508	-	-
Fixed income mutual funds	1,294	1,294	-	-
Total cash equivalents and marketable securities	36,817	36,817	-	-
Restricted cash	1,775	1,775	-	-
Derivative instruments asset	35	-	35	-
Total assets measured at fair value	$38,627	$38,592	$35	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of August 2, 2014, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.3 million. As of August 2, 2014, we did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

As of August 2, 2014, we had no foreign exchange contracts.  As of February 1, 2014, we had foreign exchange contracts to sell up to approximately $0.9 million for a total amount of approximately NIS 3.3 million, that matured on April 28, 2014. We did not recognize any gains or losses as a result of foreign exchange contracts for the three months ended August 2, 2014 and recognized losses of $0.1 million for the six months ended August 2, 2014; and for the three and six months ended August 3, 2013, we recognized losses of approximately $0.3 million and $0.2 million, respectively, in interest and other income, net as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of August 2, 2014 and February 1, 2014 (in thousands):

Derivative Assets	Balance Sheet Location	August 2, 2014	February 1, 2014
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$-	$35
Total fair value of derivative instruments		$-	$35

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	August 2, 2014	February 1, 2014
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	129	730
Issuer D	142	143
Total equity investments	3,271	3,873
Notes receivable:
Issuer A	-	230
Total notes receivable	-	230
Total equity investments and notes receivable	$3,271	$4,103

Equity investments

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million. During the quarter ended August 2, 2014, the remaining balance of the note receivable from Issuer A was fully repaid.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015, we recorded impairment charges of $0.3 million and $0.6 million, respectively, on this investment as we concluded the impairment to be other-than-temporary.

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

Our President and Chief Executive Officer is a member of the Board of Directors of both our Issuer A and Issuer B investments. In the case of Issuer B, the investment transaction was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of August 2, 2014 and February 1, 2014 (in thousands):

Inventory	August 2, 2014	February 1, 2014
Wafers and other purchased materials	$9,783	$10,079
Work-in-process	4,116	1,527
Finished goods	6,406	8,797
Total inventory	$20,305	$20,403

Prepaid expenses and other current assets	August 2, 2014	February 1, 2014
Prepayments for inventory	$1,680	$1,670
Note receivable	-	230
Amounts due from seller related to DTV acquisition	-	1,439
Other current assets	5,020	4,730
Total prepaid expenses and other current assets	$6,700	$8,069

Software, equipment and leasehold improvements	Estimated Useful Lives (years)			August 2, 2014	February 1, 2014
Software		2		$38,613	$38,563
Equipment	1	to	5	21,883	21,147
Office equipment and furniture		2		8,831	8,806
Leasehold improvements	1	to	6	3,150	3,149
Total				72,477	71,665
Less: Accumulated depreciation and amortization				(50,194)	(44,576)
Total software, equipment and leasehold improvements, net				$22,283	$27,089

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended August 2, 2014 and August 3, 2013 was $3.0 million and $2.1 million, respectively, and for the six months ended August 2, 2014 and August 3, 2013 was $6.1 million and $5.0 million, respectively.

Accrued liabilities:	August 2, 2014	February 1, 2014
Income taxes payable, current portion	$3,988	$7,968
Rebates	3,903	3,587
License fees	2,174	1,929
Warranties	640	620
Royalties	629	985
Deferred revenue	270	3,001
Settlements	-	150
Other accrued liabilities	2,056	1,573
Total accrued liabilities	$13,660	$19,813

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	August 2, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(42,490)	$9,535	2.4
Customer relationships	50,704	(30,486)	(17,680)	2,538	2.2
Trademarks and other	4,078	-	(3,561)	517	4.4
Purchased IP - amortizing	22,998	(5,516)	(13,249)	4,233	1.3
Total amortizing	154,419	(60,616)	(76,980)	16,823	2.2
Purchased IP - not yet deployed	12,713	(3,469)	-	9,244
Total intangibles	$167,132	$(64,085)	$(76,980)	$26,067

	February 1, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks and other	4,078	-	(3,502)	576	4.9
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

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

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cost of sales	$1,979	$2,264	$3,925	$4,591
Operating expenses	374	388	747	782
Total intangibles amortization expense	$2,353	$2,652	$4,672	$5,373

As of August 2, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2015 (remaining six months)	$4,672
2016	7,289
2017	4,122
2018	636
2019	104
Total	$16,823

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

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second quarter of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	610	2,306	2,306
Cash payments	(2,347)	(616)	(2,963)	-
Liability, February 1, 2014	363	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	1,025	1,025
Cash payments	(802)	(2)	(804)	-
Liability, May 3, 2014	586	-	586	6,595
Charges for the three months ended August 2, 2014	46	-	46	46
Cash payments	(386)	-	(386)	-
Liability, August 2, 2014	$246	$-	$246	$6,641

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

The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. We are currently pursuing our rights through the dispute resolution provisions set forth in the Asset Purchase Agreement. To the extent we recognize any payment in regard to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. We intend to contest these counterclaims vigorously and believe they are without merit.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.          Commitments and contingencies

Commitments

Product warranty

In general, we sell products with up to a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and is included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Details of the change in accrued warranty as of August 2, 2014 and August 3, 2013 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 2, 2014	$630	$117	$(107)	$640
August 3, 2013	$1,050	$192	$(202)	$1,040

Six Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 2, 2014	$620	$241	$(221)	$640
August 3, 2013	$1,447	$38	$(445)	$1,040

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of August 2, 2014, the total amount of outstanding non-cancelable purchase orders was approximately $39.3 million.

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of August 2, 2014, remaining payments under this agreement totaled $9.5 million. We have fully accrued this amount as of August 2, 2014.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of August 2, 2014.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and six months ended August 2, 2014, we recorded gross royalty expense of $0.5 million and $1.1 million, respectively, and $0.6 million and $1.1 million for the three and six months ended August 3, 2013, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through August 2, 2014, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of August 2, 2014, our remaining potential obligation under these programs was approximately $1.1 million.

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

In February 2014, Mentor Graphics Corporation (“Mentor”) filed a complaint against us, Case No. 3-14-cv00742, in the U.S. District Court for the Northern District of California, for unspecified damages alleging copyright infringement, breach of contract, unjust enrichment, and a request for audit and accounting relating to a certain Reference Platform License Agreement for Embedded Software, dated March 28, 2008 (the “Mentor Agreement”) by and between Trident Microsystems, Inc. (“Trident”) and Mentor. The Mentor Agreement was assigned to us in connection with our acquisition of assets related to the DTV business of Trident. We have filed our answer to this complaint, denying the substantive allegations. No trial date has been set.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the third quarter of fiscal 2013, we settled an audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our set-top box business. In the first quarter of 2015, we resolved this audit through binding arbitration for $0.2 million in penalties, $0.1 million of which was included in the condensed consolidated statement of operations for the six months ended August 2, 2014.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the quarter ended August 2, 2014, we have been notified by one of our licensors of their intent to audit for compliance with the terms of the license, for which the audit process has yet to commence. As of August 2, 2014, we believe we are in compliance with this and our other license agreements.

11.           Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options excluded because exercise price is in excess of average stock price	3,904	4,513	3,956	4,677

Stock options excluded because the effect of including would be anti-dilutive	7	18	8	21

Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	375	457	316	501

Restricted stock awards and units excluded because the effect of including would be anti-dilutive	47	32	50	29

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, February 1, 2014	39,083,961	$485,188	(4,659,143)	$(88,198)	$149	$502	$(239,250)	$158,391
Unrealized loss on marketable securities	-	-	-	-	(92)	-	-	(92)
Currency translation adjustments	-	-	-	-	-	(94)	-	(94)
Stock-based compensation expense	-	2,873	-	-	-	-	-	2,873
Tax effect related to stock options	(12,680)	1,242	-	-	-	-	-	1,242
Net proceeds from common stock issued under share plans	416,487	1,247	-	-	-	-	-	1,247
Net loss	-	-	-	-	-	-	(17,534)	(17,534)
Balance, August 2, 2014	39,487,768	$490,550	(4,659,143)	$(88,198)	$57	$408	$(256,784)	$146,033

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China. It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees. The plan is managed by the local authority and it is a mandatory plan. Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base. For the three and six months ended August 2, 2014, we made matching contributions of $0.5 million and $1.0 million, respectively, and $0.4 million and $1.1 million for the three and six months ended August 3, 2013, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. For the three and six months ended August 2, 2014, we made matching contributions of $0.2 million and $0.5 million, respectively, and $0.2 million and $0.5 million for the three and six months ended August 3, 2013, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment. Upon termination of employment, employees are entitled to one month salary for each year of employment or portion thereof. As of August 2, 2014, we have an accrued severance liability of $1.4 million offset by $1.3 million of severance employee funds.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.           Income taxes

We recorded a provision for income taxes of $2.2 million and $3.1 million for the three months ended August 2, 2014 and August 3, 2013, respectively.  The provision for income taxes was $3.6 million and $5.3 million for the six months ended August 2, 2014 and August 3, 2013, respectively. The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first and second quarters of fiscal year 2015 as compared to the same periods in fiscal year 2014. During the three and six months ended August 2, 2014 and August 3, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

The following tables set forth net revenue and gross profit attributable to each target market (in thousands):

Three Months Ended	DTV	Home networking	Set-top box	Home control	License and other	Total
August 2, 2014
Revenue from external customers	$10,033	$17,827	$5,528	$6,576	$2,846	$42,810
Gross profit	$3,652	$10,105	$2,406	$3,275	$2,451	$21,889
August 3, 2013
Revenue from external customers	$14,438	$19,557	$11,480	$5,849	$2,438	$53,762
Gross profit	$5,364	$11,107	$6,265	$3,059	$2,271	$28,066

Six Months Ended	DTV	Home networking	Set-top box	Home control	License and other	Total
August 2, 2014
Revenue from external customers	$16,097	$33,946	$11,217	$12,716	$5,707	$79,683
Gross profit	$6,523	$19,027	$5,121	$6,498	$4,945	$42,114
August 3, 2013
Revenue from external customers	$30,280	$39,737	$20,795	$10,438	$5,052	$106,302
Gross profit	$11,357	$23,348	$10,518	$4,991	$4,798	$55,012

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of target market gross profit to consolidated loss before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total gross profit from target markets	$21,889	$28,066	$42,114	$55,012
Operating expenses	27,684	29,913	56,352	60,959
Gain on sale of development project	-	-	-	1,079
Interest and other income, net	372	121	320	812
Loss before income taxes	$(5,423)	$(1,726)	$(13,918)	$(4,056)

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Asia	$34,073	$40,426	$63,318	$78,466
North America	5,209	5,630	9,546	10,660
Europe	2,060	5,978	4,362	13,968
Other Regions	1,468	1,728	2,457	3,208
Net Revenue	$42,810	$53,762	$79,683	$106,302

During the three and six months ended August 2, 2014, Benchmark Electronics accounted for 14% and 13% of our net revenue, respectively. During the three and six months ended August 3, 2013, Flextronics accounted for 10% and 12% of our net revenue, respectively.

As of August 2, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 14% and 10% of net accounts receivable, respectively. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, the expectation that our revenue from the home control market will continue to increase in the foreseeable future, anticipated deployments and design wins in the set-top box market, anticipated seasonality associated with our DTV business and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

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

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second quarter of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the six months ended August 2, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue
Net revenue	$42,810	100%	$53,762	100%	$79,683	100%	$106,302	100%
Cost of revenue	20,921	49%	25,696	48%	37,569	47%	51,290	48%
Gross profit	21,889	51%	28,066	52%	42,114	53%	55,012	52%
Operating expenses
Research and development	16,452	38%	18,769	35%	33,555	42%	38,973	37%
Sales and marketing	5,475	13%	5,527	10%	10,925	14%	11,209	11%
General and administrative	4,555	11%	4,937	9%	9,586	12%	9,699	9%
Restructuring costs	46	0%	680	1%	1,020	1%	890	1%
Impairment of IP, mask sets and design tools	1,156	3%	-	-	1,266	2%	188	0%
Total operating expenses	27,684	65%	29,913	55%	56,352	71%	60,959	58%
Loss from operations	(5,795)	(14% )	(1,847)	(3% )	(14,238)	(18% )	(5,947)	(6% )
Gain on sale of development project	-	-	-	-	-	-	1,079	1%
Interest income and other income, net	372	1%	121	0%	320	0%	812	1%
Loss before income taxes	(5,423)	(13% )	(1,726)	(3% )	(13,918)	(18%)	(4,056)	(4% )
Provision for income taxes	2,197	(5% )	3,065	(6% )	3,616	4%	5,268	5%
Net loss	$(7,620)	(18% )	$(4,791)	(9% )	$(17,534)	(22% )	$(9,324)	(9% )

Net revenue

Our net revenue for the three months ended August 2, 2014 decreased $11.0 million, or 20%, compared to the corresponding period in the prior fiscal year due to a $6.0 million decrease within the set-top box market, a decrease in the DTV market of $4.4 million, and a decrease of $1.7 million in the home networking market, partially offset by an increase in sales into the home control market and licensing and other market of $0.7 million and $0.4 million, respectively.

For the six months ended August 2, 2014, our net revenue decreased $26.6 million, or 25%, compared to the corresponding period in the prior fiscal year. This was driven by a $14.2 million decrease within the DTV market, a decrease in the set-top box market of $9.6 million, and a decrease of $5.8 million in the home networking market, partially offset by an increase in sales into the home control market and licensing and other market of $2.3 million and $0.7 million, respectively.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue
Home networking	$17,827	42%	$19,557	36%	$33,946	43%	$39,738	37%
DTV	10,033	23%	14,438	27%	16,097	20%	30,280	28%
Home control	6,576	15%	5,849	11%	12,716	16%	10,438	10%
Set-top box	5,528	13%	11,480	21%	11,217	14%	20,795	20%
License and other	2,846	7%	2,438	5%	5,707	7%	5,051	5%
Net revenue	$42,810	100%	$53,762	100%	$79,683	100%	$106,302	100%

Home networking market: For the three months ended August 2, 2014, net revenue from sales of our products into the home networking market decreased $1.7 million, or 9%, compared to the corresponding period in the prior fiscal year, primarily due to a decline of 19% in units shipped, partially offset by an increase in average selling price of 13%. The decrease in units shipped was primarily the result of reduced demand due to the introduction of wireless technologies in the market impacting our existing product offerings.

For the six months ended August 2, 2014, net revenue decreased $5.8 million, or 15%, compared to the corresponding period in the prior fiscal year, primarily due to declines of 10% in units shipped and 6% in average selling price. The decrease in units shipped was primarily the result of reduced demand due to the introduction of wireless technologies in the market impacting our existing product offerings. We expect our revenue from the home networking market to fluctuate in future periods based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers and as a result of transitions to next generation technologies.

DTV market: For the three months ended August 2, 2014, net revenue from sales of our products into the DTV market decreased by $4.4 million, or 31%, compared to the corresponding period in the prior fiscal year. The decline in our DTV market resulted primarily from a decline of 37% in units shipped due to reduced demand as there continues to be a shift away from legacy products, partially offset by an increase in average selling price of 10% due to new product transitions. The rate of decline in demand for our legacy DTV products, many of which are now approaching end-of-life, has been greater than the transition rate to newer product offerings into the market partially due to the disparity in timing in which our new products become available and the limited product transition windows of our operators.

For the six months ended August 2, 2014, net revenue decreased by $14.2 million, or 47%, compared to the corresponding period in the prior fiscal year, primarily due to declines of 43% in units shipped and 7% in average selling price. The decline in our DTV market resulted primarily from the continued erosion of demand for our older legacy products, many of which are now approaching end-of-life. Our DTV revenue was derived mainly from our Asia and Europe regions. We typically expect our strongest DTV sales in the third calendar quarter and slower DTV sales in the first and fourth quarter of each calendar year. We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we continue to develop and introduce new products for this market.

Home control market:  For the three months ended August 2, 2014, net revenue from sales of our products into the home control market increased $0.7 million, or 12%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 2, 2014, net revenue increased $2.3 million, or 22%, compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of increased demand in the home control market, evidenced by increases of 23% and 35% in unit shipments primarily to the United States and Europe for the three and six months ended August 2, 2014, respectively. These increases were partially offset by a decline in average selling prices of 8% and 10% for the three and six months ended August 2, 2014, respectively, due to higher volume pricing of service providers.

We have compelling products for our home control market and we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

Set-top box market:  For the three months ended August 2, 2014, net revenue from sales of our products into the set-top box market decreased $6.0 million, or 52%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 2, 2014, net revenue decreased $9.6 million, or 46%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease in set-top box market net revenue was attributable to our operators customers’ pending transitions from our MIPS based products to the newer generation ARM based products resulting in declines of 48% and 36% in units shipped and 8% and 16% decreases in average selling price on legacy products some operators continued to use for the three and six months ended August 2, 2014, respectively.

IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in revenue is a result of design losses that took place over three years ago. We expect our revenue from the set-top box market to fluctuate in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our technology, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

License and other markets:  Our license and other market consist primarily of technology license revenue and revenue from other ancillary markets. The license revenue is attributable to two license agreements pursuant to which we license our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the three months ended August 2, 2014. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue	August 2, 2014	% of Net Revenue	August 3, 2013	% of Net Revenue
Asia	$34,073	80%	$40,426	75%	$63,318	79%	$78,466	74%
North America	5,209	12%	5,630	10%	9,546	12%	10,660	10%
Europe	2,060	5%	5,978	11%	4,362	6%	13,968	13%
Other regions	1,468	3%	1,728	4%	2,457	3%	3,208	3%
Net revenue	$42,810	100%	$53,762	100%	$79,683	100%	$106,302	100%

Asia: Our net revenue from Asia decreased $6.4 million, or 16%, for the three months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 2, 2014 decreased $15.1 million, or 19%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease was primarily attributable to lower demand for some legacy products in the home networking and DTV markets due to a shift in consumers’ preferences. This region also experienced a decline in the set-top box market due to decreasing demand for legacy products partially offset by the deployment of newer generation products by our operators’ customers. Net revenue as a percentage of our total net revenue for both the three and six months ended August 2, 2014 increased five percentage points compared to the corresponding period in the prior fiscal year primarily due to the significant reduction in revenue in Europe.

North America: Our net revenue from North America decreased $0.4 million, or 7%, for the three months ended August 2, 2014 compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 2, 2014 decreased $1.1 million, or 10%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease was primarily due to the continuing shift away from legacy products with our operators’ pending transitions into newer generation products within the DTV and set-top box markets, partially offset by increases in our home control market as demand for our products continue to rise. Net revenue as a percentage of our total net revenue for both the three and six months ended August 2, 2014 increased two percentage points compared to the corresponding period in the prior fiscal year primarily due to the significant reduction in revenue in Europe.

Europe:  Our net revenue from Europe decreased $3.9 million, or 66%, for the three months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 2, 2014 decreased $9.6 million, or 69%, compared to the corresponding period in the prior fiscal year. Net revenue as a percentage of our total net revenue for the three and six months ended August 2, 2014 decreased six and seven percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The decreases are primarily the result of a decrease in shipments to our DTV market, primarily in Hungary, as we continue to experience a shift away from legacy products.

Other regions: Our net revenue from other regions decreased $0.3 million, or 15%, for the three months ended August 2, 2014 compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 2, 2014 decreased $0.8 million, or 23%, compared to the corresponding period in the prior fiscal year. The decreases were primarily the result of a decrease in demand for our products in the home networking market in Brazil.

Major customers

During the three and six months ended August 2, 2014, Benchmark Electronics accounted for 14% and 13% of our net revenue, respectively. During the three and six months ended August 3, 2013, Flextronics accounted for 10% and 12% of our net revenue, respectively.

As of August 2, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 14% and 10% of net accounts receivable, respectively. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	August 2, 2014	% Change	August 3, 2013	August 2, 2014	% Change	August 3, 2013
Gross profit	$21,889	(22)%	$28,066	$42,114	(23)%	$55,012
Gross margin %	51.1%	(2)%	52.2%	52.9%	2%	51.8%

Gross profit decreased $6.2 million, or 22%, for the three months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. Gross profit decreased $12.9 million, or 23%, for the six months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. In both cases, the decrease was primarily due to lower revenue volumes from the set-top box, DTV and home networking markets with associated impacts of $6.6 million, or 23%, and $14.6 million, or 26%, partially offset by increases in gross profit of $0.2 million and $1.5 million from the home control market due to a rise in product sales for the three and six months ended August 2, 2014, respectively. Gross profit for license and other markets increased $0.2 million for both the three and six months ended August 2, 2014, compared to the corresponding periods in the prior fiscal year.

Our gross margin declined 1.1 percentage points for the three months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to a decrease in the average selling price within the set-top box market due to the decreasing demand for legacy products, partially offset by an increase in licensing revenue due to timing of recognition of contract deliverables.

Gross margin rose 1.1 percentage points for the six months ended August 2, 2014, compared to the corresponding period in the prior fiscal year. The increase was primarily due to an increase in shipments coupled with a more favorable mix of products sold within our home control market. Additionally, the DTV market exhibited favorable changes in product mix on certain legacy products which contributed to the gross margin increase. Although average selling prices, or ASP, declined across most of our target markets, we continued our significant efforts to reduce the average cost per unit, or ACU, across our markets. These improvements were partially offset by the decline in ASP of our home networking market. The decrease in ACUs was primarily due to cost reduction efforts through restructuring and other activities targeting fixed costs. Our fixed costs include items such as depreciation and amortization and compensation costs for operations.

Research and development expense

Research and development expense consists of compensation and benefits costs including variable compensation expense, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation and amortization of our engineering design tools and equipment costs, stock-based compensation expense, and other expenses such as costs for facilities and travel. During certain periods, research and development expense may fluctuate relative to product development phases and project timing. The following table sets forth our research and development expense and the related change (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Research and development expense	$16,452	$18,769	$(2,317)	-12.3%
Percent of net revenue	38.4%	34.9%

	Six Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Research and development expense	$33,555	$38,973	$(5,418)	-13.9%
Percent of net revenue	42.1%	36.7%

The decrease in research and development expense for the three and six months ended August 2, 2014 compared to the corresponding periods in the prior fiscal year is primarily due to a decrease in headcount by 13% from August 3, 2013 to August 2, 2014, primarily in North America, due to reductions in force as part of our restructuring efforts. The decreases were partially offset by increases in amortization and depreciation expenses of $0.5 million for both the three and six months ended August 2, 2014 due to increased purchases of equipment primarily used in the development and deployment of new product lines for the DTV market.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Sales and marketing expense	$5,475	$5,527	(52)	-1.0%
Percent of net revenue	12.8%	10.3%

	Six Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Sales and marketing expense	$10,925	$11,209	$(284)	-2.5%
Percent of net revenue	13.7%	10.5%

The decrease in sales and marketing expense for the three and six months ended August 2, 2014 compared to the corresponding periods in the prior fiscal year is primarily due to a decrease in headcount by 17% from August 3, 2013 to August 2, 2014, primarily in North America, Asia, and Israel due to reductions in force as part of our restructuring efforts. The decreases were partially offset by increases in consulting fees and compensation-related expenses in Israel of $0.1 million and $0.2 million, respectively, for the three and six months ended August 2, 2014.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
General and administrative expense	$4,555	$4,937	$(382)	-7.7%
Percent of net revenue	10.6%	9.2%

	Six Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
General and administrative expense	$9,586	$9,699	$(113)	-1.2%
Percent of net revenue	12.0%	9.1%

The decrease in general and administrative expense for the three and six months ended August 2, 2014 compared to the corresponding periods in the prior fiscal year is primarily due to a decrease in headcount by 16% from August 3, 2013 to August 2, 2014, primarily in North America, due to reductions in force as part of our restructuring efforts. The decrease during the six months ended August 2, 2014 was partially offset by increases in legal, audit and tax fees of $0.2 million.

Impairment of IP, mask sets and design tools

We test long-lived assets, including our purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. We also periodically review our current assets for other-than-temporary declines in fair-value based on the specific identification method and write-down the carrying value when an other-than temporary decline has occurred. During the three and six months ended August 2, 2014, we recorded an impairment of intangible assets of $1.2 million and $1.3 million, respectively, primarily related to a mask set and related IP within the set-top box market for which the related product had little to no market. During the three months ended August 3, 2013, no such impairments were recorded, and during the six months ended August 3, 2013, we recorded impairments of intangible assets of $0.2 million.

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

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second quarter of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	610	2,306	2,306
Cash payments	(2,347)	(616)	(2,963)	-
Liability, February 1, 2014	363	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	1,025	1,025
Cash payments	(802)	(2)	(804)	-
Liability, May 3, 2014	586	-	586	6,595
Charges for the three months ended August 2, 2014	46	-	46	46
Cash payments	(386)	-	(386)	-
Liability, August 2, 2014	$246	$-	$246	$6,641

Interest and other income, net

The following table sets forth net interest and other income and the related change (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	August 2, 2014	% change	August 3, 2013	August 2, 2014	% change	August 3, 2013
Interest and other income, net	$372	207%	$121	$320	(61)%	$812

Interest and other (expense) income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of assets. The increase of $0.3 million for the three months ended August 2, 2014 compared to the corresponding period in the prior fiscal year was primarily a result of a $0.7 million gain in connection with investments we have made in support of our Z-Wave brand and a $0.3 million hedging loss during the three months ended August 3, 2013 with no corresponding loss during the three months ended August 2, 2014, partially offset by $0.6 million of impairment charges on one privately-held investment and lower interest income of $0.1 million from a lower average marketable security balance.

The decrease of $0.5 million for the six months ended August 2, 2014 compared to the corresponding period in the prior fiscal year was primarily a result of $0.6 million of impairment charges on one privately-held investment, an unfavorable change of $0.3 million in foreign currency fluctuations, lower interest income of $0.2 million from a lower average marketable security balance and a $0.1 million lower hedging loss during the six months ended August 2, 2014, partially offset by a $0.7 million gain in connection with investments we have made in support of our Z-Wave brand.

Provision for income taxes

We recorded a provision for income taxes of $2.2 million and $3.1 million for the three months ended August 2, 2014 and August 3, 2013, respectively.  The provision for income taxes was $3.6 million and $5.3 million for the six months ended August 2, 2014 and August 3, 2013, respectively. The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first and second quarters of fiscal year 2015 as compared to the same periods in fiscal year 2014. During the three and six months ended August 2, 2014 and August 3, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and capital resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	August 2, 2014	February 1, 2014
Cash and cash equivalents	$69,848	$64,326
Short-term marketable securities	5,828	7,791
	$75,676	$72,117

As of August 2, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $75.7 million, which represents approximately $2.17 per share of outstanding common stock as compared to $2.09 as of February 1, 2014. Working capital as of August 2, 2014 was $97.0 million. Total cash and cash equivalents increased by $5.5 million compared to February 1, 2014, primarily due to $11.0 million of sales and maturities of marketable securities and net proceeds of $1.2 million from exercises of employee stock options and other purchase rights, partially offset by changes in working capital of $3.1 million and purchases of intangible and tangible assets of $4.6 million. Net loss was $0.9 million after adjusting for non-cash items.

As of August 2, 2014, we held $6.3 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	August 2, 2014	August 3, 2013
Net cash (used in) provided by:
Operating activities	$(3,909)	$11,744
Investing activities	6,930	(7,108)
Financing activities	2,489	1,447
Effect of foreign exchange rate changes on cash and cash equivalents	12	(160)
Net increase in cash and cash equivalents	$5,522	$5,923

Cash flows from operating activities

Net cash used in operating activities of $3.9 million for the six months ended August 2, 2014 was primarily due to a $17.5 million net loss and a net change of $3.1 million in operating assets and liabilities, substantially offset by non-cash adjustments of $16.7 million. Cash provided by accounts receivable of $2.9 million during the six months ended August 2, 2014 was primarily related to decreased revenue and timing of collections. Cash used in income taxes payable of $3.8 million was primarily the result of a large income tax payment in Israel. Cash used in other long-term liabilities of $2.4 million was primarily the result of the payments for design tools.

Net cash used in operating activities of $3.9 million for the six months ended August 2, 2014 represents a $15.7 million decrease from the cash provided by operating activities during the corresponding period in fiscal 2014. The change was partially attributable to the increase in net loss of $9.0 million after adjusting for non-cash items. Cash used for inventory and accounts payable contributed $5.5 million and $13.6 million, respectively, to the net decrease from the same period in fiscal 2014. These decreases were partially offset by increased cash provided by accounts receivable in the amount of $20.3 million.

The six months ended August 3, 2013 experienced lower media processor wafer purchases resulting in favorable changes to inventory. Inventory levels during the six months ended August 2, 2014 increased in anticipation of expected sales in subsequent quarters. The change in accounts payable from the same period in fiscal 2014 was primarily due to decreased purchases and timing of payments. The change in accounts receivable from the corresponding period in fiscal 2014 was primarily the result of decreased revenue as well as the timing of product shipments and collections.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $6.9 million for the six months ended August 2, 2014, which was primarily due to sales and maturities of marketable securities of $11.0 million, primarily to support research and development activities. This source was partially offset by purchases of IP and software, equipment and leasehold improvements of $1.6 million and $3.0 million, respectively, primarily to support the development and advancement of emerging technologies within the DTV market. Other sources of cash provided by investing activities included $0.2 million from repayment of a note receivable and $0.2 million of releases in restricted cash.

Net cash provided by investing activities of $6.9 million for the six months ended August 2, 2014 represents a $14.0 million increase from the amount of cash used in investing activities during the corresponding period in fiscal 2014. The increase was primarily due to an increase from net proceeds from the sale and maturities of marketable securities of $11.3 million. Additionally, fewer purchases of tangible and intangible property and equipment were made in comparison to the same period in fiscal 2014 resulting in a net increase of $4.5 million. These favorable changes were partially offset by net proceeds received during the six months ended August 3, 2013 from the sale of a development project, net of transaction fees in the amount of $2.0 million with no corresponding amount in the current period.

Cash flows from financing activities

Net cash provided by financing activities was $2.5 million for the six months ended August 2, 2014, which primarily was due to the net proceeds from exercises of employee stock options and employee stock purchases of $1.2 million and an excess tax benefit from stock-based compensation of $1.2 million. The change from the same period in fiscal 2014 was a result of the realization of the aforementioned tax benefit in the current period where previously there was none due, in part, to the granting of options for employees in Israel.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of August 2, 2014 (in thousands):

	Payments Due by Period
	Fiscal 2015 (Remaining 6 months)	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Total
Operating leases	$2,396	$5,689	$804	$8,889
Non-cancelable purchase obligations	39,318	-	-	39,318
Total contractual obligations	$41,714	$5,689	$804	$48,207

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

As of August 2, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of August 2, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 with the exception of the risk factors below.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

We have engineering facilities, administrative and sales support operations and, as of August 2, 2014, we had 66 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been a large escalation of armed conflict between Israel and the Palestinian Authority and consequently an increase in civil unrest and political instability in the region. Business stoppages for affected areas were and continue to be necessary. Should the armed conflict continue to escalate, these stoppages may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Vietnam may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

We have a research and development facility and, as of August 2, 2014, we had 89 employees located in Vietnam. Accordingly, political conditions in Vietnam may directly affect our business. In May 2014, China dispatched an oil rig to a contested area of the South China Sea which is claimed by both China and Vietnam. As a response, violent protests have erupted in Vietnam resulting in collateral damage to factories and infrastructure. Consequently, business stoppages for affected businesses and/or areas may be necessary. Any future protests due to political conflicts in the region may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Russia may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

A portion of our revenue is derived from selling to customers in Russia. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions and, in certain cases, military conflict between Russia and other countries of the CIS, and in regions of the Russian Federation, such as Chechnya. Moscow experienced terrorist attacks in 2010 and early 2011, for example, that were perceived as being politically motivated. In addition, the relationship between Russia and Ukraine has experienced extended periods of strain. Political tensions, military conflicts or other material disruptions in Russia or between Russia and other CIS countries can adversely affect our customers’ spending in these regions. The current situation in Ukraine and the Crimean peninsula along with the response of the Russian and United States governments to this situation, have the potential to adversely affect our results of operations.

In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation brought on due to political instability in Russia. Any losses or damages incurred by us could have a material adverse effect on our business and financial results.

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

During the three and six months ended August 2, 2014, there were no purchases of our common stock under the repurchase program. The approximate dollar value of shares that may yet be purchased under the aforementioned program as of August 2, 2014 is approximately $17.7 million.

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
Date: September 10, 2014
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