Form 10-Q
period 2014-11-01
SIGMA DESIGNS INC
filed 2014-12-11
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

As of December 8, 2014, the Company had 34,936,299 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2014

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 1, 2014	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$81,296	$64,326
Short-term marketable securities	8,752	7,791
Restricted cash	1,500	1,775
Accounts receivable, net of allowances of $669 as of November 1, 2014 and $300 as of February 1, 2014	25,966	27,647
Inventory	20,109	20,403
Deferred tax assets	7,206	4,144
Prepaid expenses and other current assets	6,064	8,069
Total current assets	150,893	134,155

Long-term marketable securities	4,265	15,505
Software, equipment and leasehold improvements, net	22,318	27,089
Intangible assets, net	24,743	29,780
Deferred tax assets, net of current portion	313	439
Long-term investments and notes receivable, net of current portion	3,267	3,873
Other non-current assets	4,740	4,934
Total assets	$210,539	$215,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,691	$16,184
Accrued compensation and related benefits	7,424	6,288
Accrued liabilities	22,751	19,813
Total current liabilities	51,866	42,285

Income taxes payable	6,438	7,065
Long-term deferred tax liabilities	678	976
Other long-term liabilities	6,198	7,058
Total liabilities	65,180	57,384

Commitments and contingencies (Note 10)

Shareholders' equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 39,591,649 issued and 34,932,506 outstanding as of November 1, 2014 and 39,083,961 issued and 34,424,818 outstanding as of February 1, 2014	491,072	485,188
Treasury stock, at cost, 4,659,143 shares as of November 1, 2014 and February 1, 2014	(88,198)	(88,198)
Accumulated other comprehensive (loss) income	(174)	651
Accumulated deficit	(257,341)	(239,250)
Total shareholders' equity	145,359	158,391
Total liabilities and shareholders' equity	$210,539	$215,775

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net revenue	$53,784	$54,394	$133,467	$160,696
Cost of revenue	27,272	23,311	64,841	74,601
Gross profit	26,512	31,083	68,626	86,095

Operating expenses
Research and development	16,603	17,555	50,158	56,528
Sales and marketing	5,559	5,608	16,484	16,817
General and administrative	4,808	5,212	14,394	14,911
Restructuring costs	(18)	1,104	1,002	1,994
Impairment of IP, mask sets and design tools	856	150	2,122	338
Total operating expenses	27,808	29,629	84,160	90,588
(Loss) income from operations	(1,296)	1,454	(15,534)	(4,493)
Gain on sale of development project	-	-	-	1,079
Interest and other income (expense), net	188	(254)	508	558
(Loss) income before income taxes	(1,108)	1,200	(15,026)	(2,856)
(Benefit from) provision for income taxes	(551)	4,178	3,065	9,446
Net loss	$(557)	$(2,978)	$(18,091)	$(12,302)

Net loss per common share:
Basic	$(0.02)	$(0.09)	$(0.52)	$(0.36)
Diluted	$(0.02)	$(0.09)	$(0.52)	$(0.36)

Shares used in computing net loss per share:
Basic	34,790	34,518	34,578	34,129
Diluted	34,790	34,518	34,578	34,129

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(557)	$(2,978)	$(18,091)	$(12,302)

Other comprehensive (loss) income:
Currency translation adjustments	(606)	187	(701)	(131)
Unrealized loss on marketable securities, net of tax	(33)	(17)	(124)	(213)
Other comprehensive (loss) income	(639)	170	(825)	(344)

Comprehensive loss	$(1,196)	$(2,808)	$(18,916)	$(12,646)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net loss	$(18,091)	$(12,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,153	14,764
Stock-based compensation	4,578	5,387
Provision for excess and obsolete inventory	2,397	613
(Release of) provision for sales returns, discounts and doubtful accounts	368	250
Deferred income taxes	(3,123)	3,491
Gain on sale of development project	-	(1,079)
Impairment of IP, mask sets and design tools	2,122	750
Tax effect related to stock options	(620)	-
Excess tax expense from stock-based compensation	620	-
Impairment of investment	601	300
Other non-cash activities	70	(148)
Changes in operating assets and liabilities:
Accounts receivable	1,313	(17,859)
Inventory	(2,103)	5,139
Prepaid expenses and other current and non-current assets	1,725	3,157
Accounts payable	4,141	3,371
Accrued liabilities, compensation and related benefits	5,310	1,214
Income taxes payable	(273)	1,619
Other long-term liabilities	(2,428)	(313)
Net cash provided by operating activities	12,760	8,354

Cash flows from investing activities:
Restricted cash	275	(2)
Purchases of marketable securities	(3,079)	(17,732)
Sales and maturities of marketable securities	13,233	13,240
Purchases of software, equipment and leasehold improvements	(5,161)	(6,534)
Proceeds from sale of development project, net of transaction fees	-	1,971
Proceeds from sale of privately-held investment	-	2,137
Repayment of note receivable	230	450
Purchases of IP	(2,443)	(4,046)
Net cash provided by (used in) investing activities	3,055	(10,516)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	36	-
Net proceeds from exercises of employee stock options and stock purchase rights	1,270	1,448
Net cash provided by financing activities	1,306	1,448

Effect of foreign exchange rate changes on cash and cash equivalents	(151)	(178)
Net increase (decrease) in cash and cash equivalents	16,970	(892)

Cash and cash equivalents, beginning of period	64,326	51,218
Cash and cash equivalents, end of period	$81,296	$50,326

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$5,596	$5,149

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

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The third quarter of fiscal 2015 and fiscal 2014 ended on November 1, 2014 (91 days) and November 2, 2013 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at November 1, 2014 and February 1, 2014, the consolidated results of our operations for the three and nine months ended November 1, 2014 and November 2, 2013, and the consolidated cash flows for the nine months ended November 1, 2014 and November 2, 2013.  The results of operations for the three and nine months ended November 1, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the nine months ended November 1, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.             Cash, cash equivalents and marketable securities

As of November 1, 2014 and February 1, 2014, we had $1.5 million and $1.8 million, respectively, of restricted cash related to deposits pledged to a financial institution with regard to our foreign exchange hedging transactions and an office-space operating lease, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	November 1, 2014			February 1, 2014
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$11,520	$187	$11,707	$21,186	$308	$21,494
Money market funds	14,260	-	14,260	13,521	-	13,521
Municipal bonds and notes	-	-	-	505	3	508
Fixed income mutual funds	1,303	6	1,309	1,286	8	1,294
Total cash equivalents and marketable securities	$27,083	$193	$27,276	$36,498	$319	$36,817

Cash on hand held in the United States			$788			$1,104
Cash on hand held overseas			66,249			49,701
Total cash on hand			67,037			50,805
Total cash, cash equivalents and marketable securities			$94,313			$87,622

Reported as:
Cash and cash equivalents			$81,296			$64,326
Short-term marketable securities			8,752			7,791
Long-term marketable securities			4,265			15,505
			$94,313			$87,622

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	November 1, 2014		February 1, 2014
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$22,982	$23,011	$21,284	$21,312
Due in greater than one year	4,101	4,265	15,214	15,505
Total	$27,083	$27,276	$36,498	$36,817

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of November 1, 2014 and February 1, 2014 (in thousands):

	November 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$11,707	$11,707	$-	$-
Money market funds	14,260	14,260	-	-
Fixed income mutual funds	1,309	1,309	-	-
Total cash equivalents and marketable securities	27,276	27,276	-	-
Restricted cash	1,500	1,500	-	-
Total assets measured at fair value	$28,776	$28,776	$-	$-

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$21,494	$21,494	$-	$-
Money market funds	13,521	13,521	-	-
Municipal bonds and notes	508	508	-	-
Fixed income mutual funds	1,294	1,294	-	-
Total cash equivalents and marketable securities	36,817	36,817	-	-
Restricted cash	1,775	1,775	-	-
Derivative instruments asset	35	-	35	-
Total assets measured at fair value	$38,627	$38,592	$35	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of November 1, 2014, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.3 million. During the second quarter of fiscal 2015, we recorded impairment charges of $0.6 million on one of these equity investments as we concluded the impairment to be other-than-temporary. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments as of November 1, 2014. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

4.             Derivative financial instruments

Foreign exchange contracts are recognized either as assets or as liabilities on the balance sheet at fair value at the end of each reporting period.

We have used foreign currency derivatives such as forward and option contracts as hedges against certain anticipated transactions denominated in Israeli shekels, or NIS. We do not assess derivative contracts for hedge effectiveness and thus such contracts do not qualify for hedge accounting. Therefore, we recognize all gains and losses from changes in the fair value of these derivate contracts immediately into earnings. Changes in fair value of the derivatives are recorded as interest and other income (expense), net.

As of November 1, 2014, we had no foreign exchange contracts.  As of February 1, 2014, we had foreign exchange contracts to sell up to approximately $0.9 million for a total amount of approximately NIS 3.3 million, that matured on April 28, 2014. We did not recognize any gains or losses as a result of foreign exchange contracts for the three months ended November 1, 2014 and recognized losses of less than $0.1 million for the nine months ended November 1, 2014; and for the three and nine months ended November 2, 2013, we recognized gains of less than $0.1 million and $0.3 million, respectively, in interest and other income (expense), net as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments as of November 1, 2014 and February 1, 2014 (in thousands):

Derivative Assets	Balance Sheet Location	November 1, 2014	February 1, 2014
Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$-	$35
Total fair value of derivative instruments		$-	$35

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	November 1, 2014	February 1, 2014
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	129	730
Issuer D	138	143
Total equity investments	3,267	3,873
Notes receivable:
Issuer A	-	230
Total notes receivable	-	230
Total equity investments and notes receivable	$3,267	$4,103

Equity investments

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million. During the second quarter of fiscal 2015, the remaining balance of the note receivable from Issuer A was fully repaid.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in a privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in a privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015, we recorded impairment charges of $0.3 million and $0.6 million, respectively, on this investment as we concluded the impairment to be other-than-temporary.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.             Composition of certain financial statement captions

The following tables summarize the main items comprising certain financial statement captions as of November 1, 2014 and February 1, 2014 (in thousands):

Inventory	November 1, 2014	February 1, 2014
Wafers and other purchased materials	$9,324	$10,079
Work-in-process	3,546	1,527
Finished goods	7,239	8,797
Total inventory	$20,109	$20,403

Prepaid expenses and other current assets	November 1, 2014	February 1, 2014
Prepayments for inventory	$1,680	$1,670
Note receivable	-	230
Amounts due from seller related to DTV acquisition	-	1,439
Other current assets	4,384	4,730
Total prepaid expenses and other current assets	$6,064	$8,069

Software, equipment and leasehold improvements	Estimated Useful Lives (years)			November 1, 2014	February 1, 2014
Software		2		$40,834	$38,563
Equipment	1	to	5	22,282	21,147
Office equipment and furniture		2		8,769	8,806
Leasehold improvements	1	to	6	3,124	3,149
Total				75,009	71,665
Less: Accumulated depreciation and amortization				(52,691)	(44,576)
Total software, equipment and leasehold improvements, net				$22,318	$27,089

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended November 1, 2014 and November 2, 2013 was $3.1 million and $1.8 million, respectively, and for the nine months ended November 1, 2014 and November 2, 2013 was $9.2 million and $6.8 million, respectively.

Accrued liabilities	November 1, 2014	February 1, 2014
Income taxes payable, current portion	$8,428	$7,968
Rebates	6,776	3,587
License fees	3,127	1,929
Warranties	854	620
Royalties	1,062	985
Deferred revenue	497	3,001
Settlements	-	150
Other accrued liabilities	2,007	1,573
Total accrued liabilities	$22,751	$19,813

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	November 1, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(43,553)	$8,472	2.2
Customer relationships	50,704	(30,486)	(17,997)	2,221	2.0
Trademarks and other	4,078	-	(3,591)	487	4.2
Purchased IP - amortizing	23,198	(5,516)	(14,195)	3,487	1.1
Total amortizing	154,619	(60,616)	(79,336)	14,667	2.0
Purchased IP - not yet deployed	13,705	(3,629)	-	10,076
Total intangibles	$168,324	$(64,245)	$(79,336)	$24,743

	February 1, 2014
	Gross Value	Accumulated Impairment Charges	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks and other	4,078	-	(3,502)	576	4.9
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

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

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cost of sales	$2,000	$2,257	$5,924	$6,848
Operating expenses	354	383	1,064	1,165
Total intangibles amortization expense	$2,354	$2,640	$6,988	$8,013

As of November 1, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2015 (remaining three months)	$2,353
2016	7,394
2017	4,180
2018	636
2019	104
Total	$14,667

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

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. During the third quarter of fiscal 2014, we incurred net restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred a total of less than $0.1 million of restructuring charges which were reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	610	2,306	2,306
Cash payments	(2,347)	(616)	(2,963)	-
Liability, February 1, 2014	363	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	1,025	1,025
Cash payments	(802)	(2)	(804)	-
Liability, May 3, 2014	586	-	586	6,595
Charges for the three months ended August 2, 2014	46	-	46	46
Cash payments	(386)	-	(386)	-
Liability, August 2, 2014	246	-	246	6,641
Return of cash for the three months ended November 1, 2014	-	(18)	(18)	(18)
Cash payments	(144)	18	(126)	-
Liability, November 1, 2014	$102	$-	$102	$6,623

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

The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We are currently pursuing our rights through the alternative dispute resolution provisions set forth in the amendment. To the extent we recognize any payment in regard to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. We intend to contest these counterclaims vigorously and believe they are without merit.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.          Commitments and contingencies

Commitments

Product warranty

In general, we sell products with up to a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Details of the change in accrued warranty as of November 1, 2014 and November 2, 2013 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
November 1, 2014	$640	$342	$(128)	$854
November 2, 2013	$1,040	$175	$(215)	$1,000

Nine Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
November 1, 2014	$620	$584	$(350)	$854
November 2, 2013	$1,447	$213	$(660)	$1,000

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of November 1, 2014, the total amount of outstanding non-cancelable purchase orders was approximately $46.1 million.

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of November 1, 2014, remaining payments under this agreement totaled $8.1 million. We have fully accrued this amount as of November 1, 2014.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and nine months ended November 1, 2014, we recorded gross royalty expense of $0.8 million and $1.9 million, respectively, and $0.5 million and $1.6 million for the three and nine months ended November 2, 2013, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through November 1, 2014, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of November 1, 2014, our remaining potential obligation under these programs was approximately $1.1 million.

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

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (“USEI”) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our SoCs infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us, for which we have responded. The parties completed fact discovery and expert discovery. USEI attempted to expand the scope of claims to cover all of our semiconductors; however, the court approved our motion to limit the case to only those devices initially claimed in the original USEI filing. Case management hearings for this multi-party suit have resulted in the court entertaining separate sequential trials for the various interveners remaining in the case. Intel Corporation, as one intervener, has requested that it proceed first, which would set a precedent for all subsequent trials. The trial date currently set by the court for the first trial is January 5, 2015. On November 7, 2014, the court granted various summary judgment motions filed by us and other defendants. While USEI has the opportunity to appeal, the court’s order granting our summary judgement motion has effectively removed us from this litigation entirely.

In February 2014, Mentor Graphics Corporation (“Mentor”) filed a complaint against us, Case No. 3-14-cv00742, in the U.S. District Court for the Northern District of California, for unspecified damages alleging copyright infringement, breach of contract, unjust enrichment, and a request for audit and accounting relating to a certain Reference Platform License Agreement for Embedded Software, dated March 28, 2008 (the “Mentor Agreement”) by and between Trident Microsystems, Inc. (“Trident”) and Mentor. The Mentor Agreement was assigned to us in connection with our acquisition of assets related to the DTV business of Trident. On October 15, 2014, the parties reached a resolution of their dispute and filed a joint stipulation to dismiss the case with prejudice.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of November 1, 2014.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the third quarter of fiscal 2013, we settled an audit for $0.3 million payable in four quarterly equal installments commencing in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments commencing in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. On February 28, 2013, we received a letter from another technology licensor notifying us of their intent to audit our compliance with the terms of a license agreement that we use in our set-top box business. In the first quarter of 2015, we resolved this audit through binding arbitration for $0.2 million in penalties, $0.1 million of which was included in the condensed consolidated statement of operations for the nine months ended November 1, 2014.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license, for which the audit process is currently underway. As of November 1, 2014, we believe we are in compliance with this and our other license agreements.

11.           Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the excluded anti-dilutive and excluded potentially dilutive securities for the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options excluded because exercise price is in excess of average stock price	3,926	4,078	3,939	4,477

Stock options excluded because the effect of including would be anti-dilutive	7	18	8	21

Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	657	230	397	410

Restricted stock awards and units excluded because the effect of including would be anti-dilutive	81	75	66	44

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, February 1, 2014	39,083,961	$485,188	(4,659,143)	$(88,198)	$149	$502	$(239,250)	$158,391
Unrealized loss on marketable securities	-	-	-	-	(124)	-	-	(124)
Currency translation adjustments	-	-	-	-	-	(701)	-	(701)
Stock-based compensation expense	-	4,578	-	-	-	-	-	4,578
Tax effect related to share awards	(32,135)	36	-	-	-	-	-	36
Net proceeds from common stock issued under share plans	539,823	1,270	-	-	-	-	-	1,270
Net loss	-	-	-	-	-	-	(18,091)	(18,091)
Balance, November 1, 2014	39,591,649	$491,072	(4,659,143)	$(88,198)	$25	$(199)	$(257,341)	$145,359

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China. It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees. The plan is managed by the local authority and it is a mandatory plan. Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base. For the three and nine months ended November 1, 2014, we made matching contributions of $0.5 million and $1.5 million, respectively, and $0.5 million and $1.6 million for the three and nine months ended November 2, 2013, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. For the three and nine months ended November 1, 2014, we made matching contributions of $0.2 million and $0.5 million, respectively, and $0.2 million and $0.7 million for the three and nine months ended November 2, 2013, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment. Upon termination of employment, employees are entitled to one month salary for each year of employment or portion thereof. As of November 1, 2014, we have an accrued severance liability of $1.0 million offset by $0.9 million of severance employee funds.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.           Income taxes

We recorded a benefit from and provision for income taxes of $0.6 million and $4.2 million for the three months ended November 1, 2014 and November 2, 2013, respectively.  The provision for income taxes was $3.1 million and $9.4 million for the nine months ended November 1, 2014 and November 2, 2013, respectively. The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first three quarters of fiscal year 2015 as compared to the same periods in fiscal year 2014 and changes in tax reserves. During the three and nine months ended November 1, 2014 and November 2, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

The following tables set forth net revenue and gross profit attributable to each target market (in thousands):

Three Months Ended	DTV	Home networking	Set-top box	Home control	License and other	Total
November 1, 2014
Revenue from external customers	$16,570	$23,022	$6,759	$7,182	$251	$53,784
Gross profit	$6,602	$13,235	$2,885	$3,634	$156	$26,512
November 2, 2013
Revenue from external customers	$13,078	$19,409	$9,595	$5,952	$6,360	$54,394
Gross profit	$6,247	$9,961	$5,762	$3,061	$6,052	$31,083

Nine Months Ended	DTV	Home networking	Set-top box	Home control	License and other	Total
November 1, 2014
Revenue from external customers	$32,667	$56,968	$17,976	$19,898	$5,958	$133,467
Gross profit	$13,125	$32,262	$8,006	$10,132	$5,101	$68,626
November 2, 2013
Revenue from external customers	$43,358	$59,147	$30,390	$16,390	$11,411	$160,696
Gross profit	$17,604	$33,309	$16,279	$8,052	$10,851	$86,095

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of target market gross profit to consolidated (loss) income before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total gross profit from target markets	$26,512	$31,083	$68,626	$86,095
Operating expenses	27,808	29,629	84,160	90,588
Gain on sale of development project	-	-	-	1,079
Interest and other income (expense), net	188	(254)	508	558
(Loss) income before income taxes	$(1,108)	$1,200	$(15,026)	$(2,856)

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Asia	$46,567	$38,566	$109,885	$117,032
North America	3,986	10,076	13,532	20,736
Europe	3,023	5,752	7,385	19,720
Other Regions	208	-	2,665	3,208
Net revenue	$53,784	$54,394	$133,467	$160,696

During the three months ended November 1, 2014, Cal-Comp Electronics, Benchmark Electronics and Nanning Fugui Precision accounted for 13%, 13% and 10% of our net revenue, respectively; during the nine months ended November 1, 2014, Benchmark Electronics accounted for 13% of our net revenue. During the three months ended November 2, 2013, Cal-Comp Electronics accounted for 12% of our net revenue; during the nine months ended November 2, 2013, no customer accounted for more than 10% of our net revenue.

As of November 1, 2014, Nanning Fugui Precision and Cal-Comp Electronics individually accounted for approximately 15% of net accounts receivable. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable, respectively.

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

We derive nearly all of our operating net revenue from sales of chipset products into four primary target markets and licensing activities. We separately report revenues that we derive from sales into each of these target markets.

DTV Market

We have defined the DTV market to include all products that are sold into digital televisions or “SmartTVs” as well as other adjacent markets using chipset products that are designed for video post-processing. We believe DTV products complement our existing set-top box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. We serve this market with our media processor SoCs and dedicated post-processing products. We expect to continue to invest significantly in the development of our DTV solutions, particularly as new trends continue to emerge in the market, such as HEVC and 4K video. As a result, we expect that a significant portion of our total research and development expenses will continue to be devoted to the development of DTV solutions.

Set-top Box Market

We have defined the set-top box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products. We serve this market primarily with our media processor products. We also expect to continue to invest significantly in the development of our set-top box solutions in order to remain competitive for next generation design wins; and as a result, expect that a significant portion of our total research and development expenses will continue to be devoted to the development of our set-top box solutions.

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

Home Control Market

We define the home control market to include all the gateways and interconnected appliances that provide home monitoring and control for the management of security, safety, energy, and convenience. Our home control product line consists of our wireless Z-Wave modules and chipsets, which are comprised of wireless transceiver devices along with a mesh networking protocol.

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

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. During the third quarter of fiscal 2014, we incurred net restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred a total of less than $0.1 million of restructuring charges which were reflected in operating expenses.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the nine months ended November 1, 2014, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 1, 2014. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2014 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue
Net revenue	$53,784	100%	$54,394	100%	$133,467	100%	$160,696	100%
Cost of revenue	27,272	51%	23,311	43%	64,841	49%	74,601	46%
Gross profit	26,512	49%	31,083	57%	68,626	51%	86,095	54%
Operating expenses
Research and development	16,603	31%	17,555	32%	50,158	37%	56,528	35%
Sales and marketing	5,559	10%	5,608	10%	16,484	12%	16,817	11%
General and administrative	4,808	9%	5,212	10%	14,394	11%	14,911	9%
Restructuring costs	(18)	0%	1,104	2%	1,002	1%	1,994	1%
Impairment of IP, mask sets and design tools	856	2%	150	0%	2,122	2%	338	1%
Total operating expenses	27,808	52%	29,629	54%	84,160	63%	90,588	57%
(Loss) income from operations	(1,296)	(3% )	1,454	3%	(15,534)	(12% )	(4,493)	(3% )
Gain on sale of development project	-	-	-	-	-	-	1,079	1%
Interest income and other income (expense), net	188	0%	(254)	(1%)	508	0%	558	0%
(Loss) income before income taxes	(1,108)	(3% )	1,200	2%	(15,026)	(12% )	(2,856)	(2% )
(Benefit from) provision for income taxes	(551)	(1% )	4,178	7%	3,065	2%	9,446	6%
Net loss	$(557)	(2% )	$(2,978)	(5% )	$(18,091)	(14% )	$(12,302)	(8% )

Net revenue

Our net revenue for the three months ended November 1, 2014 decreased $0.6 million, or 1%, compared to the corresponding period in the prior fiscal year. The licensing and other market and set-top box market decreased $6.1 million and $2.8 million, respectively, primarily offset by increases in home networking, DTV and home control markets of $3.6 million, $3.5 million and $1.2 million, respectively.

For the nine months ended November 1, 2014, our net revenue decreased $27.2 million, or 17%, compared to the corresponding period in the prior fiscal year. This was driven by a $12.4 million decrease within the set-top box market, a decrease in the DTV market of $10.7 million, a decrease in the licensing and other market of $5.5 million and a decrease of $2.2 million in the home networking market, partially offset by an increase of sales into the home control market of $3.5 million.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each target market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue
Home networking	$23,022	43%	$19,409	36%	$56,968	43%	$59,147	37%
DTV	16,570	31%	13,078	24%	32,667	24%	43,358	27%
Home control	7,182	13%	5,952	11%	19,898	15%	16,390	10%
Set-top box	6,759	13%	9,595	17%	17,976	13%	30,390	19%
License and other	251	0%	6,360	12%	5,958	5%	11,411	7%
Net revenue	$53,784	100%	$54,394	100%	$133,467	100%	$160,696	100%

Home networking market: For the three months ended November 1, 2014, net revenue from sales of our products into the home networking market increased $3.6 million, or 19%, compared to the corresponding period in the prior fiscal year, primarily due to an increase of 27% in units shipped, partially offset by a decrease in average selling price of 7%. The increase in units shipped was primarily the result of increased demand of our existing product offerings due, in part, to seasonality. The notable increase is also partially attributable to anticipated needs of the telecommunication providers’ user base as wireless technologies continue to play a more significant role in this market, consequently constricting the availability of alternative networking technologies.

For the nine months ended November 1, 2014, net revenue decreased $2.2 million, or 4%, compared to the corresponding period in the prior fiscal year primarily due to a 7% decrease in average selling price, partially offset by a 3% increase in units shipped. The decrease in average selling price was primarily the result of reduced demand due to the introduction of wireless technologies in the market impacting our existing product offerings. We expect our revenue from the home networking market to fluctuate in future periods with varying levels of sustainability in comparison to the three months ended November 1, 2014 primarily as a result of telecommunications provider’s transitions to next generation technologies. Fluctuations in revenue are primarily based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

DTV market: For the three months ended November 1, 2014, net revenue from sales of our products into the DTV market increased by $3.5 million, or 27%, compared to the corresponding period in the prior fiscal year, primarily due to an increase of 54% in average selling price, partially offset by a decrease of 18% in units shipped. The increase in average selling price is primarily attributable to the transition to our newer product offerings as they are adopted by our customers. The rate of decline in demand for our legacy DTV products, many of which are now approaching end-of-life, has been greater than the transition rate to newer product offerings. This is partially due to the disparity in timing in which our new products become available and the limited product transition windows of our customers.

For the nine months ended November 1, 2014, net revenue decreased by $10.7 million, or 25%, compared to the corresponding period in the prior fiscal year, primarily due to a decline of 36% in units shipped, partially offset by an increase of 18% in average selling price. The decline in our DTV market resulted primarily from the continued erosion of demand for our older legacy products, many of which are now approaching end-of-life. This decline was partially offset by recent adoptions of our newer product offerings having higher average selling prices. Our DTV revenue was derived mainly from our Asia and Europe regions. We typically expect our strongest DTV sales in the third calendar quarter and slower DTV sales in the first and fourth quarter of each calendar year. We expect our revenue from the DTV market to continue to be a significant percentage of net revenues but will fluctuate in future periods as we continue to develop and introduce new products for this market.

Home control market:  For the three months ended November 1, 2014, net revenue from sales of our products into the home control market increased $1.2 million, or 21%, compared to the corresponding period in the prior fiscal year.  For the nine months ended November 1, 2014, net revenue increased $3.5 million, or 21%, compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of increased demand in the home control market, evidenced by increases of 37% and 36% in unit shipments primarily to the United States and Europe for the three and nine months ended November 1, 2014, respectively. These increases were partially offset by a decline in average selling prices of 12% and 11% for the three and nine months ended November 1, 2014, respectively, due to higher volume pricing of service providers.

We have compelling products for our home control market and we continue to target large operators who are introducing home control products primarily in the North America and European regions. We expect our revenue from the home control market to continue to increase in the foreseeable future.

Set-top box market:  For the three months ended November 1, 2014, net revenue from sales of our products into the set-top box market decreased $2.8 million, or 30%, compared to the corresponding period in the prior fiscal year.  For the nine months ended November 1, 2014, net revenue decreased $12.4 million, or 41%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease in set-top box market net revenue was attributable to our operator customers’ pending transitions from our MIPS based products to the newer generation ARM based products resulting in declines of 5% and 25% in units shipped and 26% and 21% decreases in average selling price on legacy products some operators continued to use for the three and nine months ended November 1, 2014, respectively.

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

License and other markets:  Our license and other market consists primarily of technology license revenue and revenue from other ancillary markets. For the three months ended November 1, 2014, net revenue decreased $6.1 million, or 96%, compared to the corresponding period in the prior fiscal year. For the nine months ended November 1, 2014, net revenue decreased $5.5 million, or 48%, compared to the corresponding period in the prior fiscal year. The license revenue is attributable to two license agreements pursuant to which we license our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue	November 1, 2014	% of Net Revenue	November 2, 2013	% of Net Revenue
Asia	$46,567	87%	$38,566	71%	$109,885	82%	$117,032	73%
North America	3,986	7%	10,076	18%	13,532	10%	20,736	13%
Europe	3,023	6%	5,752	11%	7,385	6%	19,720	12%
Other regions	208	0%	-	0%	2,665	2%	3,208	2%
Net revenue	$53,784	100%	$54,394	100%	$133,467	100%	$160,696	100%

Asia: Our net revenue from Asia increased $8.0 million, or 21%, for the three months ended November 1, 2014, compared to the corresponding period in the prior fiscal year primarily due to new product adoptions within the DTV market and increased unit shipments within our home networking market. Our net revenue for the nine months ended November 1, 2014 decreased $7.1 million, or 6%, compared to the corresponding period in the prior fiscal year. The decrease was primarily attributable to a decline in the set-top box market due to decreasing demand for legacy products partially offset by the deployment of newer generation products by our operators’ customers within the DTV market. Net revenue as a percentage of our total net revenue for the three and nine months ended November 1, 2014 increased sixteen and nine percentage points, respectively, compared to the corresponding periods in the prior fiscal year. This increase was primarily due to the significant reduction in revenue in Europe and North America.

North America: Our net revenue from North America decreased $6.0 million, or 60%, for the three months ended November 1, 2014 compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended November 1, 2014 decreased $7.2 million, or 35%, compared to the corresponding period in the prior fiscal year. Net revenue as a percentage of our total net revenue for the three and nine months ended November 1, 2014 decreased eleven and three percentage points, respectively, compared to the corresponding periods in the prior fiscal year. In both cases, the decrease was primarily due to lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were fulfilled during the second quarter of fiscal 2015.

Europe:  Our net revenue from Europe decreased $2.7 million, or 47%, for the three months ended November 1, 2014, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended November 1, 2014 decreased $12.3 million, or 63%, compared to the corresponding period in the prior fiscal year. Net revenue as a percentage of our total net revenue for the three and nine months ended November 1, 2014 decreased five and six percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The decreases are primarily the result of a decrease in shipments to our DTV market, primarily in Hungary, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation DTV products within this region.

Other regions: Our net revenue from other regions increased $0.2 million for the three months ended November 1, 2014 compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended November 1, 2014 decreased $0.5 million, or 17%, compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of a decrease in demand for our products in the home networking market in Brazil.

Major customers

During the three months ended November 1, 2014, Cal-Comp Electronics, Benchmark Electronics and Nanning Fugui Precision accounted for 13%, 13% and 10% of our net revenue, respectively; during the nine months ended November 1, 2014, Benchmark Electronics accounted for 13% of our net revenue. During the three months ended November 2, 2013, Cal-Comp Electronics accounted for 12% of our net revenue; during the nine months ended November 2, 2013, no customer accounted for more than 10% of our net revenue.

As of November 1, 2014, Nanning Fugui Precision and Cal-Comp Electronics individually accounted for approximately 15% of net accounts receivable. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2014	% Change		November 2, 2013	November 1, 2014	% Change		November 2, 2013
Gross profit	$26,512	(15%	)	$31,083	$68,626	(20%	)	$86,095
Gross margin %	49.3%	(14%	)	57.1%	51.4%	(4%	)	53.6%

Gross profit decreased $4.6 million, or 15%, for the three months ended November 1, 2014, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower license and other revenue and lower average selling prices, or ASPs, within the set-top box market with associated impacts of $5.8 million and $2.4 million, respectively, partially offset by increases in sales volumes within the home networking market with a related impact of $2.7 million.

Gross profit decreased $17.5 million, or 20%, for the nine months ended November 1, 2014, compared to the corresponding period in the prior fiscal year. The decrease was primarily due lower license and other revenue, lower ASPs and sales volumes within the set-top box market, and lower sales volumes within the DTV market with associated impacts of $5.6 million, $8.8 million, and $6.4 million, respectively. Home networking contributed $1.1 million to the gross profit decrease primarily due to declines in ASPs. These decreases were partially offset by increases in sales volumes within the home control market with a related impact of $2.9 million.

Our gross margin declined 7.8 percentage points for the three months ended November 1, 2014, compared to the corresponding period in the prior fiscal year primarily due to a decline in license and other revenue of $6.1 million and a decrease in the average selling price within the set-top box market due to the decreasing demand for legacy products.

Gross margin declined 2.2 percentage points for the nine months ended November 1, 2014, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to decreases in license and other revenue of $5.5 million partially offset by increased sales volumes within our home networking market with a more favorable mix of products yielding higher margins. Although average selling prices, or ASPs, declined across some of our target markets, we continued our significant efforts to reduce the average cost per unit, or ACU, across our markets. The decrease in ACUs was primarily due to cost reduction efforts through restructuring and other activities targeting fixed costs. Our fixed costs include items such as depreciation and amortization and compensation costs for operations.

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

	Three Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
Research and development expense	$16,603	$17,555	$(952)	-5.4%
Percent of net revenue	30.9%	32.3%

	Nine Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
Research and development expense	$50,158	$56,528	$(6,370)	-11.3%
Percent of net revenue	37.6%	35.2%

The decrease in research and development expense for the three and nine months ended November 1, 2014 compared to the corresponding periods in the prior fiscal year is primarily due to a decrease in research and development personnel by 7% from November 2, 2013 to November 1, 2014, primarily in North America, due to reductions in force as part of our restructuring efforts. The decreases were partially offset by increases in amortization and depreciation expenses of $0.8 million and $1.2 million for the three and nine months ended November 1, 2014, respectively, due to increased purchases of equipment primarily used in the development and deployment of new product lines within our target markets.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
Sales and marketing expense	$5,559	$5,608	$(49)	-0.9%
Percent of net revenue	10.3%	10.3%

	Nine Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
Sales and marketing expense	$16,484	$16,817	$(333)	-2.0%
Percent of net revenue	12.4%	10.5%

Sales and marketing expense for the three and nine months ended November 1, 2014 remained relatively flat compared to the corresponding periods in the prior fiscal year. Sales and marketing personnel decreased by 16% from November 2, 2013 to November 1, 2014, primarily in North America, Asia, and Israel due to reductions in force as part of our restructuring efforts. These decreases were partially offset by increases in marketing program expenses of $0.3 million and $0.2 million for the three and nine months ended November 1, 2014, respectively. The three and nine months ended November 1, 2014 also experienced increases in travel and entertainment and professional services of $0.1 million and $0.2 million, respectively.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses.

Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
General and administrative expense	$4,808	$5,212	$(404)	-7.8%
Percent of net revenue	8.9%	9.6%

	Nine Months Ended
	November 1, 2014	November 2, 2013	$ Change	% Change
General and administrative expense	$14,394	$14,911	$(517)	-3.5%
Percent of net revenue	10.8%	9.3%

The decrease in general and administrative expense for the three and nine months ended November 1, 2014 compared to the corresponding periods in the prior fiscal year is primarily due to a decrease in general and administrative personnel by 9% from November 2, 2013 to November 1, 2014, primarily in North America, due to reductions in force as part of our restructuring efforts. The decrease during the nine months ended November 1, 2014 was partially offset by increases in legal, audit and tax fees, and other consulting fees of $0.4 million.

Impairment of IP, mask sets and design tools

We test long-lived assets, including our purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable. If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. We also periodically review our current assets for other-than-temporary declines in fair-value based on the specific identification method and write-down the carrying value when an other-than temporary decline has occurred. During the three and nine months ended November 1, 2014, we recorded impairment charges related to our intangible assets of $0.9 million and $2.1 million, respectively, primarily related to a mask set and related IP within the set-top box market and IP within the DTV market for which the related products had little to no market. During the three and nine months ended November 2, 2013, we recorded impairments of intangible assets of $0.2 million and $0.3 million, respectively.

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

In the first quarter of fiscal 2014, we incurred restructuring charges of $0.3 million, all of which was related to workforce reductions of 17 employees across several geographic regions. During the second quarter of fiscal 2014, we incurred net restructuring charges of approximately $0.5 million related to a contingent liability under our lease obligation in Canada and $0.2 million in severance-related charges that resulted from a workforce reduction of eight employees. During the third quarter of fiscal 2014, we incurred net restructuring charges of approximately $1.1 million, of which $1.0 million was related to a workforce reduction of 17 employees across several geographic regions and $0.1 million was related to the termination of a lease agreement and related costs in Canada. The aforementioned charges were substantially all reflected in operating expenses for their respective periods.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred a total of less than $0.1 million of restructuring charges which were reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell existing products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	610	2,306	2,306
Cash payments	(2,347)	(616)	(2,963)	-
Liability, February 1, 2014	363	2	365	5,570
Charges for the three months ended May 3, 2014	1,025	-	1,025	1,025
Cash payments	(802)	(2)	(804)	-
Liability, May 3, 2014	586	-	586	6,595
Charges for the three months ended August 2, 2014	46	-	46	46
Cash payments	(386)	-	(386)	-
Liability, August 2, 2014	246	-	246	6,641
Return of cash for the three months ended November 1, 2014	-	(18)	(18)	(18)
Cash payments	(144)	18	(126)	-
Liability, November 1, 2014	$102	$-	$102	$6,623

Interest and other income (expenses), net

The following table sets forth net interest and other net income (expense) and the related change (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	November 1, 2014	% change	November 2, 2013	November 1, 2014	% change		November 2, 2013
Interest and other income (expense), net	$188	174%	$(254)	$508	(9%	)	$558

Interest and other income (expense), net primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of assets. The increase of $0.4 million for the three months ended November 1, 2014 compared to the corresponding period in the prior fiscal year was primarily a result of $0.5 million increase in foreign currency gains due to the strengthening of the US Dollar over other currencies in countries in which we operate and a $0.1 million hedging loss relating to foreign exchange contracts against the Israeli shekel during the three months ended November 2, 2013 with no corresponding loss during the three months ended November 1, 2014, partially offset by $0.2 million of charges in connection with investments we have made in support of our Z-Wave brand.

The decrease of $0.1 million for the nine months ended November 1, 2014 compared to the corresponding period in the prior fiscal year was primarily a result of $0.6 million of impairment charges on one privately-held investment, lower interest income of $0.2 million from a lower average marketable security balance, partially offset by a $0.4 million net gain in connection with investments we have made in support of our Z-Wave brand and a $0.3 million hedging loss relating to foreign exchange contracts against the Israeli shekel during the nine months ended November 2, 2013 with no corresponding loss during the nine months ended November 1, 2014.

Provision for income taxes

We recorded a benefit from and provision for income taxes of $0.6 million and $4.2 million for the three months ended November 1, 2014 and November 2, 2013, respectively.  The provision for income taxes was $3.1 million and $9.4 million for the nine months ended November 1, 2014 and November 2, 2013, respectively. The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first three quarters of fiscal year 2015 as compared to the same periods in fiscal year 2014 and changes in tax reserves. During the three and nine months ended November 1, 2014 and November 2, 2013, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and capital resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	November 1, 2014	February 1, 2014
Cash and cash equivalents	$81,296	$64,326
Short-term marketable securities	8,752	7,791
	$90,048	$72,117

As of November 1, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $90.0 million, which represents approximately $2.58 per share of outstanding common stock as compared to $2.09 as of February 1, 2014. Working capital as of November 1, 2014 was $99.0 million. Total cash and cash equivalents increased by $17.0 million compared to February 1, 2014 primarily due to favorable changes in operating assets and liabilities of $7.7 million, $5.1 million net income after adjusting for non-cash items, cash provided by investing activities of $3.1 million and net proceeds of $1.3 million from exercises of employee stock options and other purchase rights. The cash generation experienced during the three months ended November 1, 2014 reflected seasonal strength and favorable changes in working capital. We expect cash flow to fluctuate in future periods with varying levels of sustainability in comparison to the cash generating activities during the three months ended November 1, 2014.

As of November 1, 2014, we held $4.3 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Net cash provided by (used in):
Operating activities	$12,760	$8,354
Investing activities	3,055	(10,516)
Financing activities	1,306	1,448
Effect of foreign exchange rate changes on cash and cash equivalents	(151)	(178)
Net increase (decrease) in cash and cash equivalents	$16,970	$(892)

Cash flows from operating activities

Net cash provided by operating activities of $12.8 million for the nine months ended November 1, 2014 was primarily due to $5.1 million of net income after non-cash adjustments of $23.2 million and a net change of $7.7 million in operating assets and liabilities. Cash provided by accounts receivable of $1.3 million during the nine months ended November 1, 2014 was primarily related to timing of collections. Cash used in income taxes payable of $0.3 million was primarily the result of a $3.5 million income tax payment in Israel primarily offset by increases in income tax reserves during the three months ended November 1, 2014. Cash used in other long-term liabilities of $2.4 million was primarily the result of the payments for design tools. Cash provided by accounts payable of $4.1 million was primarily the result of timing of payments. Cash provided by accrued compensation and related benefits and other liabilities of $5.3 million was primarily the result of timing of payments and increased rebate reserves commensurate with the increase in revenue.

Net cash provided by operating activities of $12.8 million for the nine months ended November 1, 2014 represents a $4.4 million increase from the cash provided by operating activities during the corresponding period in fiscal 2014. The change was partially attributable to increased cash provided by accounts receivable of $19.2 million and accrued compensation and related benefits and other liabilities of $4.1 million. These increases were partially offset by the increase in net loss of $7.0 million after adjusting for non-cash items primarily due to changes in deferred income taxes. Cash used for inventory increased $7.2 million from the corresponding period in the prior fiscal year.

The change in accounts receivable from the corresponding period in fiscal 2014 was primarily the result of the timing of product shipments and collections. The change in accrued compensation and related benefits and other liabilities was primarily due to timing of payments and increased rebate reserves. The nine months ended November 2, 2013 experienced lower media processor wafer purchases resulting in favorable changes to inventory. Inventory levels during the nine months ended November 1, 2014 increased commensurate with sales in the same period.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $3.1 million for the nine months ended November 1, 2014, which was primarily due to net sales and maturities of marketable securities of $10.2 million supporting research and development activities, partially offset by purchases of IP of $2.4 million and tangible and other intangible assets of $5.2 million, primarily to support the development and advancement of emerging technologies within our target markets. Other sources of cash provided by investing activities included $0.2 million from repayment of a note receivable and $0.3 million of releases in restricted cash.

Net cash provided by investing activities of $3.1 million for the nine months ended November 1, 2014 represents a $13.6 million decrease from the amount of cash used in investing activities during the corresponding period in fiscal 2014. The decrease was primarily due to an increase from net proceeds from the sale and maturities of marketable securities of $14.6 million and decreased purchases of tangible and intangible property and equipment made in comparison to the same period in fiscal 2014 resulting in a net increase of $3.0 million. These favorable changes were partially offset by net proceeds received during the nine months ended November 2, 2013 from the sale of a development project and an investment, net of transaction fees in the amount of $2.0 million and $2.1 million, respectively, with no corresponding amount in the current period.

Cash flows from financing activities

Net cash provided by financing activities was $1.3 million for the nine months ended November 1, 2014, which primarily was due to the net proceeds from exercises of employee stock options and employee stock purchases of $1.3 million. Cash provided by financing activities remained relatively flat in comparison to the same period in fiscal 2014 due to similar levels of exercise and purchase activities.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of November 1, 2014 (in thousands):

	Payments Due by Period
	Fiscal 2015 (Remaining 3 months)	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Total
Operating leases	$1,211	$6,069	$803	$8,083
Non-cancelable purchase obligations	46,078	-	-	46,078
Total contractual obligations	$47,289	$6,069	$803	$54,161

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

As of November 1 2014, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of November 1, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an update on internal control, 2013 Internal Control – Integrated Framework. This update provides changes from the pre-established guidance within the 1992 internal control framework primarily encompassing the following: (i) codification of principles that support the five components of internal control, (ii) clarification of the role of objective-setting in internal control, (iii) enhanced focus on technology and related control structures, (iv) enhanced information on governance conceptual frameworks, (v) expansion of the reporting categories of objectives, (vi) enhanced anti-fraud expectations and (vii) increased focus on non-financial reporting objectives. The 2013 Internal Control – Integrated Framework is effective for us for fiscal year ending January 31, 2015. We are currently in the process of implementing a transition to the 2013 integrated framework while evaluating the impact to our internal control over financial reporting.

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

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

We have engineering facilities, administrative and sales support operations and, as of November 1, 2014, we had 62 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been a large escalation of armed conflict between Israel and the Palestinian Authority and consequently an increase in civil unrest and political instability in the region. Business stoppages for affected areas were and continue to be necessary. Should the armed conflict continue to escalate, these stoppages may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Vietnam may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

We have a research and development facility and, as of November 1, 2014, we had 92 employees located in Vietnam. Accordingly, political conditions in Vietnam may directly affect our business. In May 2014, China dispatched an oil rig to a contested area of the South China Sea which is claimed by both China and Vietnam. As a response, violent protests have erupted in Vietnam resulting in collateral damage to factories and infrastructure. Consequently, business stoppages for affected businesses and/or areas may be necessary. Any future protests due to political conflicts in the region may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Russia and Ukraine may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability

A portion of our revenue is derived from selling to customers in Russia. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions and, in certain cases, military conflict between Russia and other countries of the CIS, and in regions of the Russian Federation, such as Chechnya. Moscow experienced terrorist attacks in 2010 and early 2011, for example, that were perceived as being politically motivated. In addition, the relationship between Russia and Ukraine has experienced extended periods of strain. Political tensions, military conflicts or other material disruptions in Russia or between Russia and other CIS countries can adversely affect our customers’ spending in these regions. The current situation in Ukraine and the Crimean peninsula along with the response of the Russian and United States governments to this situation, have the potential to adversely affect our results of operations.

Further, the aforementioned political conflict and other recent events in the Russian and Ukrainian markets are contributing to economic volatility and consequently, currency fluctuations. Should the Russian ruble significantly depreciate against the US dollar in future periods, our revenues and profitability, as reported in US dollars, will be adversely affected.

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

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements, without any assurance that a customer will select our product. In particular, we expend a significant portion of our research and development expenses on the development of next generation SoCs targeting the set-top box and DTV markets. These markets are extremely competitive and characterized by intense price competition and lengthy sales cycles. We believe we must continue to expend these resources, however, in these markets in order to remain competitive and in an effort to achieve design wins. Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs and risks associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. As a result, if we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time, or we would only be able to sell our products to these customers as a second source, which usually means we would only be able to sell a limited amount of product to them. Also, even if we achieve new design wins with customers, these manufacturers may not purchase our products in sufficient volumes to recoup our development costs, and they can choose at any time to stop using our products, for example, if their own products are not commercially successful. This may cause us to be unable to recoup our investments in the development of our products and cause our revenue to decline.

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

During the three and nine months ended November 1, 2014, there were no purchases of our common stock under the repurchase program. The approximate dollar value of shares that may yet be purchased under the aforementioned program as of November 1, 2014 is approximately $17.7 million.

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
Date: December 10, 2014
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