Form 10-K
period 2015-01-31
SIGMA DESIGNS INC
filed 2015-04-15
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 31, 2015

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

Large accelerated filer  ☐         Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140,650,847 based on the closing sale price of $4.17 per share on that date.  Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 35,397,400 shares of the registrant’s common stock outstanding on April 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement or as an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Sigma Designs, Inc.

2015 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended January 31, 2015 contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, including statements regarding our future results of operations and financial position, business strategy and our objectives for future operations. The words “may,” “predict,” “potential,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. Specifically, these forward-looking statements include, but are not limited to, statements regarding:

•	anticipated trends and challenges in our business and the markets in which we operate;

•	our expectations regarding our expenses and international sales;

•	plans for future products and services and for enhancements of existing products and services;

•	our research and development;

•	our belief that a portion of our products will be one of the preferred solutions for telecommunication and multi-service operators in the future;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	our anticipated growth strategies;

•	our intellectual property;

•	our ability to attract customers; and

•	sources of new revenue.

These forward-looking statements represent our current views with respect to future events, including estimates and assumptions only as of the date of this Form 10-K.  As new risks emerge from time to time, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances that occur after the statement is made. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any such forward-looking statements.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as “we,” “us,” “our,” or “Sigma,” unless the context indicates otherwise.

PART I

ITEM 1.      BUSINESS

Overview

Sigma Designs, Inc. (“Sigma”) is a global integrated semiconductor solutions provider offering intelligent media platforms for use in the home entertainment and home control markets. Our goal is to ensure that our solutions serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, media connectivity and home control devices. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

We sell our products into four primary or target markets: (i) Smart TV, (ii) Media Connectivity, (iii) Set-Top Box and (iv) Internet of Things (“IoT”) Devices. Smart TV products consist of a range of platforms that are based on highly integrated chips, embedded software and hardware reference designs. Media Connectivity products consist of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. Set-top Box products consist of connected media processors and players delivering IP streaming video, including hybrid versions of these products. IoT Devices consist of our wireless Z-Wave chipsets and modules.

Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. We resolved to change the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

Products

Media Processor

Our media processor product line consists of a range of functionally similar platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These highly integrated chips typically include all the functions required to create a complete system solution with only the addition of memory. The integrated functions include applications processing (CPU), graphics processing (GPU), media processing (audio and video decoding/encoding), display processing, security management, memory control, and peripheral interfaces. Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems. Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and can include prototypes for customer evaluation and use. We believe our products deliver industry-leading performance in video decoding, picture quality, and software breadth, and this value proposition is why manufacturers select our products.

Our chipsets are generally configured for a specific market, either smart television (Smart TV) or set-top box (STB), the latter of which includes related products, such as connected media players. The primary difference between these devices that target different markets is the interfaces they support. Chips created for the Smart TV market obtain inputs from high definition multimedia interface (HDMI) and analog video and provide outputs to flat panel interfaces. Chipsets created for the Set-top Box market obtain inputs from Ethernet and other broadcast interfaces and provide output to HDMI and analog video. Core components are therefore shared across these products while their configured hardware/software platforms and support are offered separately.

Media Connectivity Controllers

Our Media Connectivity product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. We believe these connectivity solutions provide consumers additional connection choices with greater flexibility and reliability and allow system integrators and service providers an opportunity to reduce the time and cost of home networking installations. Our Media Connectivity solutions are based on the HomePNA (HPNA), HomePlug AV (HPAV), and G.hn standards.  HPNA and HPAV are two such standards used for transferring internet protocol, or IP, content across coaxial cables, phone lines and power lines. G.hn is the next generation International Telecommunications Union (ITU) standard ratified in 2011 to create a unified global standard across coaxial cables, phone lines, and power lines. Products based on these technologies enable service providers, such as telecommunication carriers, cable operators and satellite providers, to deliver high definition television services (HDTV) and other media-rich applications throughout the home. Our HomePNA chipsets comply with the ITU G.9954 standard to support distribution of multimedia content throughout the home, while our HomePlug AV chipsets provide connectivity over existing powerline wiring, supporting AES encryption, high QoS and remote management and diagnostic capabilities. The new G.hn chipset is compliant with ITU G.9960/61 which supports connectivity over any type of existing wires inside the home. We designed the G.hn chipset to employ MIMO technology to deliver higher throughput with extended coverage even in presence of high noise conditions. To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

Internet of Things (“IoT”) Devices

Our IoT Devices product line consists of our wireless Z-Wave chips and modules. Our Z-Wave chips and modules are incorporated into devices that enable consumers to enjoy advanced home control and automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes. Devices that incorporate our wireless chips and modules operate on the Z-Wave mesh networking protocol. Our Z-Wave wireless chips utilize a low-bitrate, low-power, low-cost RF communication technology that provides an interoperable platform for home automation security and monitoring solutions. We derive most of our revenue within our IoT Devices product line by selling a module, which includes a Z-Wave chip plus additional circuitry and components that provide our customers with a ready-to-use solution. Our Z-Wave chips and the Z-Wave protocol they use to communicate commands have been built into an ecosystem of over 1,000 certified interoperable products, consisting primarily of intelligent appliances for use within the home.

License Arrangements and Other Products

On occasion, we derive revenue from the license of our internally developed intellectual property. We also offer certain legacy products that are sold into prosumer and other industrial applications. We also derive revenue from the sale of products including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories. These products account for a minor portion of our total revenue.

Target Markets

Smart TV Market

Starting with the first quarter of fiscal 2014, we have defined the Smart TV market (previously referred to as our DTV market) to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing. We believe Smart TV products complement our existing set-top box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. Furthermore, our early entry into the emerging ultra-high definition (“UHD,” “Ultra-HD” or “4K”) television market has provided a differential opportunity for us to penetrate key customers for high-end products, which will eventually become mainstream over time. We serve this market with our media processor chipsets and dedicated post-processing products.

Set-top Box Market

Also starting with the first quarter of fiscal 2014, we have defined the Set-top Box target market to include all Set-top Box products delivering IP streaming video, including hybrid versions of these products, and we eliminated the connected media player market as a separate revenue target market as the majority of demand accruing from these sales is represented in the Set-top Box market.  We serve this market primarily with our media processor products.

Media Connectivity Market

The Media Connectivity market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve the Media Connectivity market with our wired home networking controllers that are designed to provide the most reliable connectivity solutions between various home entertainment products and incoming video streams.

Internet of Things (“IoT”) Devices Market

We define the IoT Devices market to include all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol.

License and Other Markets

The license and other markets includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

All prior-period amounts have been adjusted retrospectively to reflect our target market changes.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period. During fiscal 2015, 2014 and 2013, we recorded provisions for excess inventory of $4.3 million, $0.8 million and $7.1 million, respectively, primarily as a result of the end of life of certain products.

For our Set-top Box market, we forecast demand for our products based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve. We work with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.   Our business is substantially dependent upon being designed into set-top boxes and we must spend a considerable amount of resources to compete for these design wins. If we do obtain these design wins, it is often the case that our end customer and direct customer will continue to incorporate our chips solutions for that generation of set-top boxes.  However, if we are not designed into a particular generation of set-top boxes for our large target end customers, we stand to lose that portion of our market for the entire deployment time, which is typically two to three years.

Our Smart TV market is based on the annual cycle of product launches that is typical of the consumer market. Major new consumer products are designed during the spring, produced during the summer and launched in the fall to take advantage of the holiday selling season. As such, our Smart TV market is subject to seasonality of semiconductor sales into customers who manufacture products for the consumer electronics market.  We expect our Smart TV market to experience seasonality typical of the consumer electronics markets, wherein the holiday selling season commands the highest sell-through of consumer electronic end-products, making the third quarter typically the strongest selling season for components such as our chipsets.  Therefore, we expect to experience lower sales in our first and fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of this seasonality of demand. As a result, our operating results may vary significantly from quarter to quarter.

Our IoT Devices and Media Connectivity markets are characterized by the popularity of competing standards within the United States, Asia, and the European markets recognized by the ITU and other governing bodies. The value of our IoT Devices market lies in the recognition of Z-Wave as the North American market leader for home automation and energy management within the security industry. The primary differentiation between Z-Wave and other competing standards in the IoT Devices market is the requirement that all Z-Wave devices conform to a strict application level of device-to-device communication and operability, which allows all Z-Wave devices to be interoperable. This interoperability requirement does not exist with any other competing technologies in the IoT Devices market. We expect our IoT Devices market to grow in direct proportion to the adoption of the Z-Wave standard by a number of service integrators and service providers.

All of our target markets are also characterized by intense price competition. The semiconductor industry is highly competitive and, as a result, we expect our average selling prices to decline over time. On occasion, we have reduced our prices for individual customer volume orders as part of our strategy to obtain a competitive position in our markets. The willingness of customers to design our chipsets into their products depends to a significant extent upon our ability to sell our products at competitive prices.  If we are unable to reduce our costs sufficiently to offset any declines in product selling prices or are unable to introduce more advanced products with higher gross margins in a timely manner, we could see declines in our market share or gross margins.  We expect our gross margins will vary from period to period due to changes in our average selling prices and average costs, volume order discounts, mix of product sales, amount of development revenue and provisions for inventory excess and obsolescence.

Industry Background

The growth of the internet, proliferation of over-the-top content, advances in communications infrastructure, digital video and audio compression technologies, home networking technologies and improvements in television displays have resulted in significant consumer demand for the end products sold in the markets that we primarily target.

The Smart TV market is driven by the advent of digital video and Internet streaming services, which supplement traditional delivery mechanisms such as over the air broadcasts, cable, satellite, DVDs and Blu-ray. The recent transition of premium televisions to ultra-high definition, also known as Ultra-HD, is a primary example of this shift. Ultra-HD is comprised of two general signal standards known as “4K” and “8K,” which are currently driving the Smart TV market. A 4K signal is comprised of 3840 pixels by 2160 lines and has four times more pixels than the older Full-High Definition or Full-HD, which consists of only 1920 pixels by 1080 lines. While new television sets capable of displaying 4K content have entered the market, widespread availability of 4K content has not been achieved. Generally, consumer multimedia entertainment applications are increasingly requiring video and audio data to be processed, transmitted, stored and displayed in an efficient and secure manner while simultaneously maintaining high resolution, multi-channel audio/video functionality and providing the end-user a variety of interactive options.  In order to provide this increased functionality in a cost-effective manner, manufacturers of consumer electronics demand semiconductors that integrate more features on a single chip as well as reduce their costs, time-to-market and power consumption.  A challenge to manufacturers of digital media processors is to balance the integration of more functionality with lower costs and shorter development cycles.

The Internet Protocol television, or IPTV, portion of the Set-top Box market is primarily driven by video service providers, such as telecommunication service providers, who utilize video servers and set-top boxes to deliver television services based on streaming video over broadband connections using IP streaming. IPTV has become an important consumer multimedia application as it allows telecommunications carriers to deliver advanced video services to consumers using existing telecommunications infrastructure.  These carriers are actively pursuing the deployment of IPTV because it enables them to offer attractive video, voice and data, or triple play, services and increase their revenue per subscriber.  A challenge faced in delivering high-quality video content to end users across existing copper-based telecommunications infrastructure is the limited data carrying capacity of the existing wiring.  This challenge can be addressed by advanced video compression technologies along with advanced high-speed communication technologies, which together can overcome the capacity limitation to allow the delivery of high definition video service throughout the home.  IPTV set-top boxes currently use one of three platforms based on software developed previously by Microsoft and now provided by Ericsson or various Android or Linux providers, each of which offers certain advantages and disadvantages.

In the Media Connectivity market, devices are involved in routing digital entertainment streams to ensure that television service and other shared media resources are accessible throughout the home.  Currently, home video networking uses both wired and wireless connections to distribute entertainment streams under one of the many networking standards that exist.  Although wireless networking products, operating through Wi-Fi networks is the most widely accepted industry standard for use in home video distribution, wired connectivity remains a competitive option in select segments of the market.

IoT Devices products enable remote control and monitoring of a wide variety of home appliances, such as thermostats, lighting and door locks.  Much of the early adoption for home control and energy management products has been driven by installations of new security systems for the consumer home.  However, the recent deployment of IoT Devices products by an increasing number of larger system integrators and service providers has perpetuated the growing popularity of this market within the consumer goods industry. Low frequency, low power solutions can offer consumers cost efficient ways to monitor and conserve energy usage, protect homes from theft and damage and improve the convenience of performing certain household activities. Z-Wave’s device-interoperability allows service and security providers to deploy solutions with Z-Wave, secure in the knowledge that their solutions will operate with products from name brand vendors sold at retail and online. This allows service providers to focus on their core technology, with the services that they provide, and not the making or sourcing of the devices.

Our Strengths

We have developed or acquired core technologies, expertise and capabilities that we believe are necessary to provide a comprehensive chipset solution or platform that includes media processing, communications and control.  We believe we have the following key strengths:

•

Differentiable value with our Smart TV technology. We provide our customers with industry-leading technology for a comprehensive Smart TV solution and a rich portfolio of IP.  Our set of core technologies provides us an opportunity to be a leading vendor of Smart TV solutions. Our experience in IPTV and software development creates a unique combination of application delivery while providing industry leading picture quality including state-of-the-art 4K Ultra-HD video processing, frame rate conversion and market leading demodulator technology.

•

Strong Position within IPTV Market.  We are one of the first media processing semiconductor providers to work extensively with IPTV set-top box manufacturers, including Ericsson’s Mediaroom ecosystem, as well as telecommunications carriers to design solutions that address their specific feature and performance requirements.  Additionally, we deliver some of the leading IPTV connectivity solutions for set-top boxes and residential gateways.  Through these experiences, we have gained valuable insight into the challenges of our customers and carriers and have gained visibility into their product development plans.  As a result, we believe we are able to provide our customers with a stable and reliable source of field-proven solutions.

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

•

Multi-Standard Functionality.  We design our chipsets to support multiple industry standards that are used across most consumer entertainment applications.  For example, there are over a dozen different video and audio standards used in current consumer applications, including video standards such as HEVC, H.264, MPEG-4, MPEG-2, MPEG-1 and WMV9, and audio standards such as Dolby, DTS and MP3.  Beyond this, there are a range of digital rights management security standards such as AES, RSA and MSDRM.  Additionally, there are three primary operating systems, Android, Linux and Microsoft Windows CE, each of which has its own middleware standards. The ability of our chipsets to support a multitude of standards allows us to deliver increased product functionality to our customers.

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

•

Z-Wave Standardization, Interoperability and Ecosystem.  Our Z-Wave technology provides system integrators access to over 1,000 products complying with the Z-Wave standard and with guaranteed interoperability which we believe creates an attractive ecosystem.  This makes our Z-Wave technology unique in the IoT Devices market, and a prime candidate to be selected by new service providers entering this emerging space.  Because the International Telecommunication Union, or ITU, has developed a new sub 1GHz narrow band wireless standard which is largely based on Z-Wave technology and defines backwards compatibility to the Z-Wave standard, and because of the large ecosystem of products based on the Z-Wave standard, we believe our Z-Wave products will be one of the preferred solutions for telecommunication and multi-service operators in the future.

Our Strategy

Our objective is to be the leading provider of chipsets used to deliver entertainment and control throughout the home.  To achieve this objective, we expect to continue to pursue the following strategies:

•

Increase Penetration in Smart TV market.  Through our acquisition of Trident’s Digital Television (“DTV”) business, we have obtained a position in the digital television market, specifically targeting the new generation of Smart TVs that will feature 4K Ultra-HD video.  We are currently fostering a number of key industry partnerships that have allowed us to significantly increase our market presence. These industry partnerships have positioned us to further develop our technology into a leading solution in the Ultra-HD video market. Currently, our chipsets incorporate both hardware and software elements that enable Smart TV features and content access, while also managing all of the routine television functions. We believe our product line is differentiated by the hardware technologies such as frame-rate-conversion as well as sophisticated software such as Internet connectivity and web portal access.

•

Re-grow our Leadership Position in the IP Streaming Set-top Box Market.  We have achieved a significant share in the IPTV Set-top Box market by providing our customers with highly integrated digital media processor chipsets.  In addition, our solutions work effectively across different platforms and standards in this market.  In order to regain our leadership position, we intend to provide the most compelling integrated digital media processing solutions to our customers and support multiple standards in this end market in order to increase our market share through both carrier deployed set-top boxes and retail-based digital media adapters.

•

Enhance our Software Advantage.  We believe our software provides a suite of capabilities that offer differentiated advantages from our competitors.  Our software is integrated and embedded into our customers’ products during their product design stage.  As a result, once we are designed into our customers’ product, we believe it is difficult for our competitors to displace us.  We intend to leverage our software development capabilities and continue to invest significant resources in developing additional expertise in the area of high-performance software development, over-the-top video delivery software, and customer support.

•

Solidify our position in the G.hn Market. We have developed unified broadband home networking technology under the G.hn standard.  We plan to use this technology to further expand our position in the Media Connectivity market.  This market is fragmented into multiple standards, and we believe G.hn provides a way of unifying the demand in this market under a single standard encompassing all wired transmission media (coaxial cable, phone line and power line) in the home.

•

Expand our position in home monitoring and control. We have developed a strong position in the home monitoring and control market and intend to expand this position with our Z-Wave technology to encompass security, energy management, and other services. This expansion will be largely achieved through the addition of service offerings from existing service providers, such as AT&T, ADT, Vivint, and others. As the market develops, we believe these providers expect to leverage additional value-added features from remote access capabilities.

•

Leverage Existing Relationships.  We have developed relationships within standards and platform-defining entities like Google and Microsoft, which enable us to win new customers effectively.  We also have strong customer relationships with many set-top box and connected media player designers and consumer device manufacturers.  We also work closely with telecommunications carriers to understand their needs in advance of our customer’s product development cycle.  We intend to leverage our existing position with our partners and customers to identify and secure new market opportunities.

Customers and Strategic Relationships

We sell our products principally to designers and manufacturers (OEMs and ODMs) as well as to distributors who, in turn, sell to manufacturers. Typically, when we sell to distributors, they have already received an order for our products directly from a manufacturer. Sales to our customers are typically made on a purchase order basis. We have also established strategic relationships with telecommunications carriers that provide wired and wireless communications services to consumers and businesses. More recently, we have established strategic partnerships with large producers of consumer electronics that increase our market presence and exposure in the television market.

For fiscal 2015, Benchmark Electronics accounted for 13% of our net revenue. No customer accounted for more than 10% of our net revenue in fiscal 2014. For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue.

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

A substantial portion of our product shipments are to customers outside of North America. In fiscal 2015, 2014 and 2013, net revenues from our customers outside of North America accounted for 89%, 86%, and 92% of our net revenue, respectively. Revenue from our customers in Asia accounted for 81%, 73% and 70% of our net revenue in fiscal 2015, 2014 and 2013, respectively. Revenue from our customers in Asia increased as a percentage of total net revenues primarily due to the decrease in net revenues in Europe from our Smart TV product line acquired during fiscal 2013.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders by providing quality, state of the art products through superior sales. We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in many countries around the world. Members of our direct sales force are based in the United States, Denmark, Israel, Taiwan, South Korea and Japan. Our sales are also supported by representatives, resellers and distributors in other key countries such as Brazil, China, and India.

Our sales cycle typically ranges from nine to eighteen months, but may last longer, and depends on a number of factors including the technical capabilities of the customer, the customer’s need for customization of our chipsets and the customer’s evaluation and qualification process. In many cases, we must also qualify our products with our technology partners and in some cases with an end customer, such as a service provider. This qualification process can extend our sales cycle beyond its typical duration. We generally plan the fabrication of our products based on customer forecasts. In some instances, customer forecasts are driven by seasonality, where our customers plan product launches around the holiday season.

For our larger volume designer and manufacturer customers, purchase orders for our products are generally non-cancelable between four and twelve weeks before our scheduled delivery dates and not subject to rescheduling within four weeks of scheduled delivery dates.

Competition

The semiconductor industry in general, and the consumer electronics, Media Connectivity and IoT Devices markets specifically, are highly competitive and are characterized by rapid technological change, evolving standards, decreasing average selling prices per unit, and short product life cycles. We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, customer interface and support, industry standards compatibility, software functionality, image quality, price, and product support.

We compete with a number of major domestic and international suppliers of chipset solutions and related applications, including the following, among others: Broadcom Corporation, Mediatek, MStar Semiconductor, RealTek and ST Microelectronics for our Smart TV and Set-top Box products; Broadcom (through their acquisition of Gigle), Marvell Technology Group, Ltd. (through their acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our Media Connectivity products; Texas Instruments, Freescale and Silicon Lab through their Zigbee-based chips for our IoT Device products; and Pixelworks and Marvell for our VXP products. Many of these companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products. We believe that other manufacturers may be developing products that will compete directly with our products in the near future. As a result, we are constantly in development of new products with the intent to improve customer appeal, address new technologies, and provide competitive advantages, if possible.

Research and Development

We focus our research and development efforts primarily on three areas: video/audio decoder technologies and secure media processing for the Smart TV market, Media Connectivity and IoT devices. In building new solutions, our strategy is to build fully integrated chipset solutions. To achieve and maintain technology leadership, we intend to continue to make advancements in the areas of video and audio compression and decompression as well as wired and wireless connectivity. We expect these advancements will include maintaining compatibility with emerging standards and multiple platforms, and making improvements to our current chip architecture to improve memory size and increase energy efficiency.

We have invested, and expect that we will continue to invest, substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of our solutions to remain competitive in our industry. During fiscal 2015, 2014 and 2013 our research and development expenses were $67.5 million, $73.2 million and $103.5 million, respectively.

We have assembled a qualified team of experienced engineers and technologists. As of January 31, 2015, we had 489 research and development employees. These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of January 31, 2015, we held 140 issued patents and we had 31 patent applications pending for our technology. The expiration dates of these patents are within the next one to twenty years. We cannot assure that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position. Additionally, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

We generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of product documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, Grace Semiconductors and NXP Semiconductors, or NXP, to fulfill the majority of our semiconductor fabrication needs, including chipset manufacturing. We began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems in fiscal 2013.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.  In addition, we may be unable to secure sufficient capacity at our third-party manufacturers’ facilities, which could harm our ability to ship products to our customers in a timely manner and negatively impact our financial results in a particular period.

Assembly and test

Once our wafers have been manufactured, they are shipped from TSMC and our other third-party foundries to independent assembly and test facilities where they are sorted, packaged and tested.  Generally, we store our sorted die in our die bank and only package the products for sale when we book an order.  We outsource all packaging and testing of our products to independent third-party assembly and test facilities, primarily to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan.  Our products are designed to use low-cost, standard packages and to be tested with widely available test equipment.

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

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. We did not incur any material expenditures in fiscal 2015 in relation to any environmental matters.

Backlog

Our backlog, which primarily comprises cancellable purchase orders from our customers, at January 31, 2015, was approximately $57.0 million, compared with backlog of approximately $39.1 million at February 1, 2014. As our sales are made primarily through purchase orders from the delivery of products, the amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders for existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a reliable measure of our future revenue.

Employees

As of January 31, 2015, we had 691 full-time employees worldwide, including 489 in research and development, 102 in sales and marketing, 73 in general and administration and 27 in operations and quality assurance.

Over the past three fiscal years, we adopted restructuring plans which included targeted reductions in labor costs through headcount reduction and other related actions.  We reduced our workforce over several geographic regions by 29 employees, 67 employees and 114 employees in fiscal 2015, 2014 and 2013, respectively, resulting in restructuring charges of $1.1 million, $1.7 million and $2.2 million in fiscal 2015, 2014 and 2013, respectively.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel who are in great demand.  While we have works councils or employee representatives in certain countries, our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are satisfactory.

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

ITEM 1A.    RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  You should also refer to other information set forth in this Form 10-K, including our consolidated financial statements and the related notes.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

If demand for our chipsets declines or does not grow, or if growth of the consumer electronics market does not continue, we will be unable to increase or sustain our net revenue.

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2015, sales of our chipsets represented a substantial amount of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers’ demand, our net revenue could be harmed.

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

In fiscal 2013, fiscal 2014 and fiscal 2015, we launched and implemented restructuring plans to significantly reduce our operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our restructuring efforts are intended to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to recognize the anticipated benefit from our restructuring plan, our results of operations would be harmed.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer could materially reduce our net revenue and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenue for the foreseeable future. We have no firm, long-term volume commitments from any of our major customers and we generally accept purchase commitments from our customers based upon their purchase orders. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations and may experience cancellations in the future. We may not be able to replace the cancelled, delayed or reduced purchase orders with new orders. Any difficulty in the collection of receivables from key customers could also harm our business. Our customers in the Smart TV market typically are large-scale engagements as a result of the lengthy qualification process to a manufacturer’s TV platforms; and as a result, the loss of any Smart TV customer or failure to achieve a design win with a particular Smart TV target customer could have a materially adverse impact on our business and results of operations.

For fiscal 2015, Benchmark Electronics accounted for 13% of our net revenue. No customer accounted for more than 10% of our net revenue in fiscal 2014. For fiscal 2013, TP Vision and Flextronics accounted for 14% and 12%, respectively, of our net revenue.

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

Our inability to manage transitions to new solutions and products in an effective manner could reduce the demand for our solutions and products and the profitability of our operations.

Continuing improvements in technology result in frequent new solution and product introductions, short product life cycles, and improvements in product performance characteristics. If we cannot manage in an effective manner the transition to new solutions offerings and these offerings’ new products and services, customer demand for our solutions and products could diminish and our profitability could suffer. We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers. The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs and our ability to sell and manage inventory of older generation products. In addition, product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

We base orders for inventory on our forecasts of our customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity will suffer.

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When the demand for our customers’ products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of effort and time working with our customers to allocate a limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. If one or more of our customers should experience insolvency or illiquidity and fail to obtain sufficient financing to enable it to sustain operations, this could affect the collectability of a portion of our accounts receivable, as well as the salability of any inventory we hold which is specific to that customer. While we seek to maintain adequate reserves for such risks, there can be no assurance that such reserves will always be adequate. For example, during fiscal 2015, 2014 and 2013, we recorded a provision for excess inventory of $4.3 million, $0.8 million and $7.1 million, respectively. When we have excess or obsolete inventory, the value of our inventory declines, which increases our cost of revenue and reduces our liquidity.

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

We have faced and may, in the future, face intellectual property claims that could be costly to defend and result in our loss of significant rights.

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We have also been subject to claims based on our alleged failure to comply with license terms. Any of the foregoing events or claims could result in litigation. For example, in fiscal 2013, we were named in a lawsuit alleging certain of our products infringe the patents held by another party. In addition, we intervened in a patent infringement lawsuit based upon now expired patents that was previously brought by U.S. Ethernet Innovations, LLC, or USEI, against AT&T Mobility, Inc., or AT&T, regarding the allegedly infringing AT&T product that contains our chipset. USEI has asserted counter-claims against us in this action. We have settled this matter, but only after incurring legal and other costs. From time to time, we have been subject to audits of our compliance with license agreements. For example, we are currently undergoing an audit from one of our licensors. As a result of these audits, we have been required to make additional payments to our licensing partners. In February 2014, we were sued by a third-party licensor who claimed we breached our license agreement with them. Any litigation or additional audits of our licensing compliance could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in any such litigation or arbitration or additional payments from any licensing audits, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products or expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation or audit, and we may not be successful in such development or in obtaining such licenses on acceptable terms, if at all. In addition, patent disputes in the electronics industry have often been settled through cross-licensing arrangements. Although we have a portfolio of applicable issued patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement.

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

We have added a number of new directors to our board of directors over the past two years, which may lead to changes in the execution of our business strategies and objectives.

Five of our six directors have served on our board of directors for a relatively short period of time. We appointed two new directors in fiscal 2015. Because of these additions, our board of directors has not worked together as a group for an extended period of time. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 31, 2015, we held 140 patents worldwide and these patents will expire within the next one to twenty years.  These patents cover the technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements to protect our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”, regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We could be required to incur additional expenses in our efforts to comply with these new regulations, which could harm our financial results and decrease our cash balance. In July 2013, the U.S. Court of Appeals for the District of Columbia rejected a challenge to the conflict minerals rules that had been brought in October 2012 by the National Association of Manufacturers and the U.S. Chamber of Commerce. In January 2013, the SEC conflict minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. In response to this regulation, we evaluated our use of minerals and derivative metals and subsequently filed with the SEC on a specialized disclosure report on Form SD on May 29, 2014 concluding that our supply chain is conflict free undeterminable. We believe we are in full compliance with the disclosure requirements as stated within the aforementioned regulation.

In the semiconductor industry, these minerals are most commonly found in gold and other metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free”. Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

If the growth of demand in the consumer electronics market does not continue, our ability to increase our revenue could suffer.

Our business is highly dependent on developing sectors of the consumer electronics market, including the Smart TV, Media Connectivity, Set-top Box, and IoT Devices markets. The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles. The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending. The worldwide economies, generally, and consumer spending, specifically, have exhibited significant volatility, which has negatively impacted our target markets from time to time. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand in these sectors, general economic conditions, and other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. In fiscal 2015, we generated $15.7 million in cash from our operating activities. In fiscal 2014, we generated $21.4 million in cash from our operating activities. During the fourth quarter of fiscal 2014, we repurchased approximately 0.5 million shares of our common stock at a weighted average price of $4.83 for a total value of $2.3 million. The stock repurchase was pursuant to our Board of Directors authorization in fiscal 2014. In fiscal 2013, we used $14.6 million of our cash in our operating activities. During the second quarter of fiscal 2013, we made cash payments aggregating $38.2 million related to the acquisition of certain assets of the DTV business of Trident Microsystems. During fiscal 2009, we used an aggregate of $85.9 million to purchase 4.2 million shares of our common stock. In November 2009, we used approximately $116.0 million in cash (which included approximately $28.0 million of acquired CopperGate cash) for the acquisition of CopperGate. The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

In an effort to increase commercial activities in Singapore, an agency of the government of Singapore had previously negotiated with us a reduction in its customary income tax rates in return for our commitment to fulfill a defined set of milestones that were comprised of business activities in Singapore including the establishment of an operations center. During fiscal 2009, we established a foreign operating subsidiary in Singapore. However, due to changes in our business conditions, product development cycles and other factors, we have only been able to fulfill a portion of these milestones. We therefore initiated renewed negotiations with the Singapore tax agency and reached an agreement in the year ended February 1, 2014 that we will be allowed to retain the tax benefits through February 29, 2012.We have accrued income taxes at the full 17.0% income tax rate on all income earned in subsequent periods.

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

We have a history of fluctuating operating results, including net losses in fiscal 2013, 2014 and 2015 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results. We reported net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, a net loss of $11.0 million in fiscal 2014, and a net loss of $21.7 million in fiscal 2015. To return to profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets, particularly those designed for set-top box applications in the IPTV media processor market and those designed for the Smart TV market.  After we have qualified a product with a customer, the customer will usually test and evaluate our product with its service provider prior to the customer completing the design of its own equipment that will incorporate our product.  Our customers and the telecommunications carriers our customers serve may need from three months to more than a year to test evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but could be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2015, we derived 89% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Shanghai, Vietnam, Singapore, Germany, Israel, France and The Netherlands; sales and research and development facilities in Taiwan, Israel and Denmark; sales and sales support facilities in South Korea, Japan, Shenzhen and Hong Kong, and a distribution facility in Singapore.

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

Our results of operations could also be adversely affected by exchange rate fluctuations, which could increase the sales price in local currencies of our products in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not hedge such exposures.  See “Foreign currency exchange rate sensitivity” under Part II Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

Large portions of our products are sold outside of the United States and are denominated in U.S. Dollars. As a result, sales may weaken if the U.S. Dollar strengthens against foreign currencies, effectively increasing the cost of our products for our international customers. Our international expenses are derived from operations in foreign currencies, and these expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Currency exchange rate fluctuations could also disrupt the business of our overseas ODM/OEM customers by making their purchases of materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

We rely on a limited number of third-party manufacturers for the fabrication, assembly and testing of our chipsets and the failure of any of these third-party manufacturers to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility. We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, United Microelectronics Corporation, or UMC, Grace Semiconductors, or Grace, and NXP Semiconductors, or NXP, to produce a majority of all of our chipsets. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems. As we continue to establish a relationship with NXP, we may experience delays, disruptions and technical or quality control problems as we integrate them into our manufacturing processes. In June 2013, we filed a lawsuit against NXP, as well as Trident, to attempt to recover $1.8 million in damages we suffered resulting from the period of time during which Trident was acting on our behalf in operating our DTV business and placing orders with NXP for inventory. This lawsuit could adversely affect our relationship with NXP. In February 2014, we entered into a settlement agreement with Trident and NXP. In February 2014, pursuant to the settlement agreement, Trident paid us $1.4 million for the recovery of our assets. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products. These third-party manufacturers may allocate capacity to the production of other companies' products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice. In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC, UMC, Grace or NXP may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

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

We use a single wafer foundry to manufacture a substantial majority of our products and to a lesser extent three other foundries including NXP. We only recently began working with NXP as a result of our acquisition of certain assets of the DTV business from Trident Microsystems. We use a single source to assemble and test substantially all of our products. This exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our chipset requirements. Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly. In order to bring any new foundries on-line, our customers and we would need to qualify their facilities, which process could take as long as several months. Once qualified, each new foundry would then require an additional number of months to actually begin producing chipsets to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors. Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

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

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  Our Chief Executive Officer has served in that role for us for over thirty years and the loss of his services could have a negative impact on our operations.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in fiscal 2013, 2014, and 2015 we terminated a significant number of employees and also imposed work furloughs. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and seek alternative employment opportunities. None of our officers or key employees is bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

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

Our business is subject to seasonality as a result of our target markets, particularly the Smart TV market, which historically has peaked in the third quarter. We sell a number of our semiconductor products to our customers who manufacture products for the consumer electronics market. Our customers who manufacture products for the consumer electronics market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our chipsets. We expect to experience lower sales in our first and/or fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of the seasonality of demand associated with the consumer electronics markets. For example, we expect that our Smart TV market may experience seasonality typical of the consumer electronics markets, resulting in slower Smart TV sales in the first and fourth quarter of each calendar year and strongest Smart TV sales in the third calendar quarter. As a result of the potential seasonality in our business, our operating results may vary significantly from quarter to quarter.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of January 31, 2015, we had 62 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria and between armed forces of the Israeli and the Palestinian Authority. Business stoppages for affected areas were and continue to be necessary. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Vietnam may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability.

We have a research and development facility and, as of January 31, 2015, we had 92 employees located in Vietnam. Accordingly, political conditions in Vietnam may directly affect our business. In May 2014, China dispatched an oil rig to a contested area of the South China Sea which is claimed by both China and Vietnam. As a response, violent protests have erupted in Vietnam resulting in collateral damage to factories and infrastructure. Consequently, business stoppages for affected businesses and/or areas may be necessary. Any future protests due to political conflicts in the region may negatively affect business conditions and adversely affect our results of operations.

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

Regional instability in Russia and Ukraine may adversely affect business conditions and may disrupt our operations and negatively affect our revenue and profitability.

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

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv. Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program was exempt from tax for a period of two years commencing calendar year 2008 and 2009, respectively, and commencing calendar year 2014 and will be subject to a reduced tax rate for an additional eight years thereafter, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis. The Israeli government may reduce, or eliminate in the future, tax benefits available to approved enterprise programs. Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level. The termination or reduction of these tax benefits would likely increase our tax liability. Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. In either case, the amount by which our taxes would increase will depend on the difference between the then applicable tax rate for non-approved enterprises and the rate of tax, if any, that we would otherwise pay as an approved enterprise, and the amount of any taxable income that we may earn in the future. The current maximum enterprise tax rate in Israel is 26.5%.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 and concluded that our internal control over financial reporting was effective.  However, during the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems.  As a result of completing the accounting procedures related to this acquisition, we were unable to timely file our quarterly report on Form 10-Q for the quarterly period in which we completed this acquisition.  In fiscal 2014 and 2013, we also experienced significant turnover in our finance and accounting personnel, including the resignation of our former chief financial officer on March 4, 2013.  All of these changes placed a strain on our internal control over financial reporting, and we must continue to apply significant resources in order to maintain effective internal controls.  Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

We rely significantly on information technology to operate our business and any failure, inadequacy, breach, interruption or security failure of that technology or any misappropriation of any data could harm our reputation or our ability to effectively operate our business.

We rely on our information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), for product design, production, forecasting, ordering, manufacturing, transportation, and sales, as well as for processing financial information for external and internal reporting purposes. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant resources to remediate the problem, and may have an adverse effect on our reputation, results of operations and financial condition.

We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In the event our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in damage to our reputation and could cause our stock price to decline.

In addition, any breach of our network by data thieves or hackers may result in the loss of valuable business data, our customers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect this business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks.

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

In addition, the market prices of securities of semiconductor and other technology companies have been and continue to remain volatile.  This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

Our stock price has demonstrated volatility and continued volatility in the stock market or our operating performance may cause further fluctuations or decline in our stock price.

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the fiscal year ended January 31, 2015, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $7.40 on December 31, 2014 to a low of $3.30 on June 4, 2014.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently lease an approximately 66,000 square foot facility in Milpitas, California that is used as our headquarters.  The lease on this facility commenced on June 30, 2007 and will expire in September 2015.  Effective on December 27, 2014, we entered into a lease agreement to lease an office building located in Fremont, California which is expected to serve as our corporate headquarters. The lease carries a term of 81 calendar months commencing on January 1, 2015, for which payments will begin in October 2015. We anticipate moving into this new headquarters facility in the second quarter of fiscal 2016. We also lease an approximately 24,079 square foot facility in Tel-Aviv, Israel that is used for our Israel operations.  We have the right to renew the lease for the Israel facility until December 31, 2016. We also lease facilities for sales and sales support in South Korea, Japan, Shenzhen, Hong Kong and a distribution facility in Singapore.  Additionally, we lease facilities for research and development in Shanghai, Vietnam, Singapore, Germany, France and The Netherlands, and facilities for sales and research and development in Taiwan and Denmark.

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

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (“USEI”) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our chipsets infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us, for which we have responded. The parties completed fact discovery and expert discovery. USEI attempted to expand the scope of claims to cover all of our semiconductors; however, the court approved our motion to limit the case to only those devices initially claimed in the original USEI filing. Case management hearings for this multi-party suit have resulted in the court entertaining separate sequential trials for the various interveners remaining in the case. Intel Corporation, as one intervener, has requested that it proceed first, which would set a precedent for all subsequent trials. The trial date set by the court for the first trial was January 5, 2015. On November 7, 2014, the court granted various summary judgment motions filed by us and other defendants. Thereafter, we entered into a mutual release agreement with USEI, and the parties filed a Stipulated Dismissal with Prejudice on February 24, 2015. As a result, this matter is now concluded.

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

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. We are currently pursuing our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. We intend to contest these counterclaims vigorously and believe they are without merit. For further discussion, refer to Note 10 to the accompanying consolidated financial statements.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low

First fiscal quarter	$5.23	$3.66	$5.41	$4.30
Second fiscal quarter	4.85	3.30	5.79	4.35
Third fiscal quarter	5.44	3.70	6.70	4.68
Fourth fiscal quarter	7.40	4.05	5.75	4.04

As of April 1, 2015, we had approximately 126 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we currently do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 13 to our consolidated financial statements.

Purchases of Equity Securities by Issuer

The following table sets forth a summary of our stock repurchases under our share repurchase program for fiscal 2014 and 2015:

	Number of shares purchased	Average price per share	Number of shares purchased under publicly announced programs	Approximate dollar value that may yet be purchased under the programs (in thousands)
Beginning balance available under the share repurchase program as of December 11, 2013(1)	—	$—	—	$20,000
Shares repurchased:
Fiscal 2014	466,831	$4.83	466,831	2,257
Fiscal 2015	—	$—	—	—
Ending balance available under the share repurchase program as of January 31, 2015				$17,743

(1)	On December 11, 2013, we announced a share repurchase program to repurchase up to $20.0 million in value of our outstanding shares of common stock through December 31, 2014.

Stock Performance Graph

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2010 in (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended January 31, 2015, February 1, 2014, and February 2, 2013, and the consolidated balance sheets data as of January 31, 2015, and February 1, 2014 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 28, 2012 and January 29, 2011 and the consolidated balance sheets data as of February 2, 2013, January 28, 2012, and January 29, 2011 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Consolidated Statements of Operations Data:
Net revenue	$188,313	$199,193	$216,613	$182,617	$286,915
Income (loss) from operations	(17,877)	(9,572)	(83,346)	(175,715)	12,917
Net income (loss)	(21,701)	(11,049)	(101,768)	(168,045)	9,147
Basic net income (loss) per share	(0.63)	(0.32)	(3.06)	(5.25)	0.29
Diluted net income (loss) per share	$(0.63)	$(0.32)	$(3.06)	$(5.25)	$0.29

	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Consolidated Balance Sheets Data:
Working capital	$98,326	$91,870	$96,628	$110,950	$163,196
Total assets	$205,333	$215,775	$220,831	$297,224	$459,239
Total shareholders' equity	$143,290	$158,391	$162,018	$248,475	$398,041

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in the consolidated statements of operations data above:

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Stock-based Compensation Expense:
Cost of revenue	$190	$267	$487	$478	$560
Research and development	3,147	3,381	5,740	6,277	6,745
Selling and marketing	979	1,275	1,811	2,137	2,094
General and administrative	1,963	1,891	2,557	3,133	3,178
	$6,279	$6,814	$10,595	$12,025	$12,577

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes in this Form 10-K.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, the expectation that our revenue from the IoT Devices market will continue to increase in the foreseeable future, anticipated deployments and design wins in the Set-top Box market, anticipated seasonality associated with our Smart TV market and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Form 10-K as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a global integrated semiconductor solutions provider offering intelligent media platforms for use in the home entertainment and home control markets. Our goal is to ensure than our chipsets serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, media connectivity and home control products. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

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

We sell our products into four primary or target markets: (i) Smart TV, (ii) Media Connectivity, (iii) Set-top Box and (iv) Internet of Things (“IoT”) Devices. Smart TV products consist of a range of platforms that are based on highly integrated chips, embedded software, and hardware reference designs. Media Connectivity products consist of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. Set-top Box products consist of connected media processors and players delivering IP streaming video, including hybrid versions of these products. IoT Devices consist of our wireless Z-Wave chipsets and modules.

We are organized as, and operate in, one reportable segment. Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. We resolved to change the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

Smart TV Market

Starting with the first quarter of fiscal 2014, we have defined the Smart TV market (previously referred to as our DTV market) to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing. We believe Smart TV products complement our existing Set-top Box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. Furthermore, our early entry into the emerging ultra-high definition (“UHD,” “Ultra-HD” or “4K”) television market has provided a differential opportunity for us to penetrate key customers for high-end products, which will eventually become mainstream over time. We serve this market with our media processor chips and dedicated post-processing products.

Set-top Box Market

Also starting with the first quarter of fiscal 2014, we have defined the Set-top Box target market to include all Set-top Box products delivering IP streaming video, including hybrid versions of these products, and we eliminated the connected media player market as a separate revenue target market as the majority of demand accruing from these sales is represented in the Set-top Box market.  We serve this market primarily with our media processor products.

Media Connectivity Market

The Media Connectivity market consists of communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve the Media Connectivity market with our wired home networking controllers that are designed to provide the most reliable connectivity solutions between various home entertainment products and incoming video streams.

Internet of Things (“IoT”) Devices Market

We define the IoT Devices market to include all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol.

License and Other Markets

The license and other markets includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

All prior-period amounts have been adjusted retrospectively to reflect our target market changes.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of consolidated financial statements and related disclosures requires us to make judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in Note 1, “Organization and summary of significant accounting policies,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report, reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Restructuring charges:  During fiscal 2015, 2014 and 2013, we implemented restructuring plans to reorganize our operations and reduce our workforce and related operating expenses. Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2015, 2014 and 2013, we recorded restructuring charges of $1.1 million, $2.3 million and $3.3 million, respectively.

Short and long-term marketable securities: Short-term marketable securities represent highly liquid investments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined based on the specific identification method.

We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2015, 2014 or 2013.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customers.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, in cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $1.5 million and $0.3 million at January 31, 2015 and February 1, 2014, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventory: Inventory consists of wafers and other purchased materials, work-in-process and finished goods and is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $4.3 million, $0.8 million and $7.1 million to cost of revenue for fiscal 2015, 2014 and 2013, respectively. We have sold through $0.6 million, $1.0 million and $3.3 million of inventory that we had previously recorded as excess and obsolete in fiscal 2015, 2014 and 2013, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual costs differ from our initial estimates, we record the difference in the period they are identified. Actual claims are charged against the warranty reserve.

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

Intangible and other long-lived assets:  The amounts and useful lives assigned to intangible and other long-lived assets acquired impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Impairment of long-lived assets: We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

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

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 97%, 91% and 97% of total net revenue during fiscal 2015, 2014 and 2013, respectively.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 6, “Supplemental financial information,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report for a summary of our rebate activity.

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

Our process for determining our ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors that we consider in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and our historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above. Fees under these agreements generally include (a) license fees relating to our IP, (b) engineering services, and (c) support services. Historically, each of these elements has standalone value and therefore each are treated as separate units of accounting. Any future licensing arrangements will be analyzed based on the specific facts and circumstances which may be different than our historical licensing arrangements.

For deliverables related to licenses of our technology that involve significant engineering services, we recognize revenue in accordance with the provisions of the proportional performance method or “milestone.” We determine costs associated with engineering services using actual labor dollars incurred and estimate other direct or incremental costs allocated based on the percentage of time the engineer(s) spent on the project. These costs are deferred until revenue recognition criteria have been met, at which time they are reclassified as cost of revenue.

Licensing revenue deliverables are generally recognized using the milestone method. Under the milestone method, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with either (i) the vendor’s performance to achieve the milestone or (ii) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at January 31, 2015 and February 1, 2014 was $0.4 million and $3.0 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Stock-based compensation:  We have in effect stock incentive plans under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employee directors based on their estimated fair values measured on the date of grant.  Stock option awards are measured using the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue

Net revenue	$188,313	100%	$199,193	100%	$216,613	100%
Cost of revenue	92,967	49%	91,052	46%	125,588	58%
Gross profit	95,346	51%	108,141	54%	91,025	42%
Operating expenses
Research and development	67,482	36%	73,162	37%	103,478	47%
Sales and marketing	22,290	12%	21,637	11%	34,550	16%
General and administrative	19,641	10%	19,640	10%	27,899	13%
Restructuring costs	999	1%	2,261	1%	3,264	2%
Impairment of IP, mask sets and design tools	2,811	1%	1,013	-	6,569	3%
Gain on acquisition	-	-	-	-	(1,389)	(1%)
Total operating expenses	113,223	60%	117,713	59%	174,371	80%
Loss from operations	(17,877)	(9%)	(9,572)	(5%)	(83,346)	(38%)
Gain on sale of development project	-	-	1,079	1%	-	-
Impairment, net of gain on sale, of privately-held investments, net	(602)	0%	(433)	-	-	-
Interest and other income, net	1,771	(1%)	827	-	2,325	1%
Loss before income taxes	(16,708)	(9%)	(8,099)	(4%)	(81,021)	(37%)
Provision for income taxes	4,993	3%	2,950	2%	20,747	10%
Net loss	$(21,701)	(12%)	$(11,049)	(6%)	$(101,768)	(47%)

Net revenue

Our net revenue for fiscal 2015 decreased $10.9 million, or 5%, compared to fiscal 2014. The decrease was primarily due to a decline in our license and other revenue of $11.3 million, or 65%, resulting from the completion of our obligations under our licensing arrangements during the second quarter of fiscal 2015. Sales of our chipsets remained largely consistent compared to fiscal 2014 and accounted for approximately 97%, 91% and 97% of our net revenue for fiscal 2015, 2014 and 2013, respectively.

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

Net revenue by target market

We sell our products into four primary target markets, which are the Smart TV market, Media Connectivity market, Set-top Box market, and the Internet of Things, or “IoT,” Devices market. We also have license revenue, included in license and other markets, which we receive from the license of our technology to third parties. We are organized as, and operate in, one reportable segment. Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. We resolved to change the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

Starting with the first quarter of fiscal 2014, we have defined the Smart TV market (previously referred to as our DTV target market) to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing. We also consolidated the prosumer and industrial audio/video market into the Smart TV market as the majority of demand accruing from these sales is represented in the Smart TV market. Also starting with the first quarter of fiscal 2014, we have defined the Set-top Box market to include all set-top box products delivering IP streaming video, including hybrid versions of these products, and we eliminated the connected media player market as a separate revenue target market as the majority of demand accruing from these sales is represented in the Set-top Box market. All prior-period amounts have been adjusted retrospectively to reflect our target market changes.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Fiscal Year Ended
	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue

Smart TV	$48,929	26%	$49,600	25%	$76,614	35%
Media Connectivity	77,305	41%	72,927	37%	79,492	37%
Set-top Box	24,458	13%	38,483	19%	42,205	19%
IoT Devices	31,437	17%	20,704	10%	12,342	6%
License and other	6,184	3%	17,479	9%	5,960	3%
Net revenue	$188,313	100%	$199,193	100%	$216,613	100%

Smart TV:  Our acquisition of the DTV assets from Trident Microsystems in the second quarter of fiscal 2013 allowed us to expand our participation in the Smart TV and DTV markets, which previously had not been significant and had been included in the license and other category. Net revenue from the Smart TV market in fiscal 2015 remained largely the same, decreasing only $0.7 million, or 1%, compared to fiscal 2014. We had a decline of 28% in units shipped in the Smart TV market, partially offset by an increase of 37% in average selling price, or ASP. The decline in our Smart TV market resulted primarily from the continued erosion of demand for our older legacy products, many of which are now approaching end-of-life. This decline was partially offset by recent adoptions of our newer product offerings having higher ASPs. Our Smart TV revenue was derived mainly from our Asian, North American and European regions. We expect our net revenue from the Smart TV market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we continue to develop and introduce new products for this market and as a result of seasonality typically experienced in the consumer electronics market.

Smart TV net revenue decreased $27.0 million, or 35%, in fiscal 2014 compared to fiscal 2013, primarily due to declines of 20% in ASP and 19% in units shipped. The decline in our Smart TV market in fiscal 2014 compared to fiscal 2013 resulted primarily from reduced demand for our older legacy products and timing of transitions to new products.

Media Connectivity: Net revenue for our Media Connectivity market in fiscal 2015 increased $4.4 million, or 6%, compared to fiscal 2014 primarily due to a 9% increase in units shipped, partially offset by a 3% decrease in ASP. The decrease in ASP was primarily the result of more competitive pricing arrangements due to the introduction of wireless technologies in the market impacting our existing product offerings. We expect our revenue from the Media Connectivity market to fluctuate in future periods with varying levels of sustainability primarily as a result of telecommunications provider’s pending transitions to next generation technologies. Our success in this market will depend primarily on how quickly the market transitions from our current HPNA solutions, which enjoy a significant share of the market, to next generation technologies. We have developed wired connectivity solutions based on G.hn technology. To date, we have not derived meaningful revenue from our G.hn solutions, which compete against other wired solutions as well as emerging wireless solutions. If our revenue from our HPNA solutions decline and we are not able to gain market acceptance of our G.hn solutions, the revenue in our Media Connectivity market will likely decline. Fluctuations in revenue are primarily based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

For fiscal 2014, net revenue from sales of our products within the Media Connectivity market decreased $6.6 million, or 8%, compared to fiscal 2013. The decrease was primarily attributable to a decline of 12% in ASP, compared to fiscal 2013, partially offset by a 4% increase in units shipped.

Set-top Box: Net revenue in our Set-top Box market in fiscal 2015 decreased $14.0 million, or 36%, compared to fiscal 2014 primarily due to our operator customers’ pending transitions from our MIPS-based products to the newer generation ARM-based products, resulting in a decline of 22% in units shipped and a 19% decrease in ASP on legacy products some operators continued to use. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in revenue is a result of design losses that took place over three years ago. We expect our revenue from the Set-top Box market to fluctuate and perhaps decline in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our ARM-based products, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

For fiscal 2014, net revenue from sales of our products within the Set-top Box market decreased $3.7 million, or 9%, compared to fiscal 2013. The decrease was primarily attributable to a decline of 16% in average selling price, partially offset by a 9% increase in units shipped. The decline in the average selling price was primarily due to the shift in market demand from our MIPS-based products to a new generation of ARM-based products.

IoT Devices: Net revenue within our IoT Devices market in fiscal 2015 increased $10.7 million, or 52%, compared to fiscal 2014, which was primarily the result of increased demand in the IoT Devices market, evidenced by an increase of 59% in unit shipped primarily to the Asian, North American and European regions. These increases were partially offset by a decline in ASP of 5% due to higher volume pricing provided to service providers. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control products primarily in the aforementioned regions. We expect our revenue from the IoT Devices market to continue to increase in the foreseeable future.

For fiscal 2014, net revenue from sales of our products within the IoT Devices market increased $8.4 million, or 68%, compared to fiscal 2013. The increase was due to an increase of 63% in units shipped with almost no change in the ASP. The increase was primarily the result of the adoption of our home control automation services by the customers in security and protection services, telecommunication services and E-retailers.

License and Other:  Our license and other revenue consists primarily of technology license revenue and revenue from other ancillary markets. Net revenue for fiscal 2015 decreased $11.3 million, or 65%, compared to fiscal 2014. The license revenue was attributable to two license agreements pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015 contributing to the decline. We expect license revenue to fluctuate in future periods.

For fiscal 2014, net revenue from sales of our products into the license and other markets increased $11.5 million, or 193%. The increase in revenue is attributable to two license agreements pursuant to which we license our technology to third parties.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue

Asia	$152,571	81%	$144,483	73%	$150,658	70%
North America	20,746	11%	28,795	14%	17,006	8%
Europe	12,012	6%	22,262	11%	41,283	19%
Other Regions	2,984	2%	3,653	2%	7,666	3%
Net revenue	$188,313	100%	$199,193	100%	$216,613	100%

Asia:  Our net revenue increased $8.1 million, or 6%, for fiscal 2015 compared to fiscal 2014. The increase was partially attributable to the deployment of newer generation products by our operators’ customers within the Smart TV market. Asia also experienced increases in the Media Connectivity and IoT Devices markets due to increased demand from telecommunication providers and increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decline in the Set-top Box market due to decreasing demand for legacy products. Net revenue from the Asia region as a percentage of our total net revenue during fiscal 2015 increased eight percentage points, compared to fiscal 2014. This increase was primarily due to the significant reduction in revenue in Europe and North America. As a percentage of total net revenue by country, China, including Hong Kong, Thailand and Taiwan represented 46%, 27% and 16%, respectively, of the total net revenue generated from Asia in fiscal 2015.

Our net revenue from Asia decreased $6.2 million, or 4%, for fiscal 2014 compared to fiscal 2013. The decrease in net revenue was primarily attributable to lower demand in our Smart TV, Media Connectivity and Set-top Box markets, partially offset by increases in our IoT Device market and license and other markets. As a percentage of total net revenue by country, China, including Hong Kong, Thailand and Taiwan represented 66%, 17% and 9%, respectively, of the total net revenue generated from Asia in fiscal 2014.

North America:  Our net revenue from North America decreased $8.0 million, or 28%, for fiscal 2015 compared to fiscal 2014. Net revenue from North America as a percentage of our total net revenue during fiscal 2015 decreased three percentage points, compared to fiscal 2014. These decreases were primarily due to lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were completed during the second quarter of fiscal 2015.

Our net revenue from North America increased $11.8 million, or 69%, for fiscal 2014 compared to fiscal 2013.  The increase in net revenue was primarily from two customers in our license and other market. Our net revenue from North America increased six percentage points as a percentage of our total net revenue for fiscal 2014 compared to fiscal 2013.  This increase in revenue was primarily due to an increase of sales in our license and other market, and to a lesser extent in our Set-top Box market. This increase was partially offset by lower sales in the Smart TV and IoT Devices markets to North American customers. For fiscal 2014, our net revenue generated outside North America was 86% of our net revenue, respectively.

Europe: Our net revenue from Europe decreased $10.3 million, or 46%, for fiscal 2015 compared to fiscal 2014. Net revenue from Europe as a percentage of our total net revenue for fiscal 2015 decreased five percentage points, compared to fiscal 2014. These decreases were primarily the result of a decrease in shipments to our Smart TV market, primarily in Hungary, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation Smart TV products within this region.

Our net revenue from Europe decreased $19.0 million, or 46%, for fiscal 2014 compared to fiscal 2013. This decrease was primarily due to the reduction of Smart TV net revenue by $20.8 million, partially offset by an increase of sales in our Set-top Box market. Our net revenue from Europe decreased eight percentage points as a percentage of our total net revenue for fiscal 2014 compared to fiscal 2013.

Major customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Benchmark Electronics	13%	*	*
TP Vision	*	*	14%
Flextronics	*	*	12%

*Accounted for less than 10% of our net revenue.

As of January 31, 2015, three customers accounted for approximately 16%, 12%, and 10% of net accounts receivable. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable.

Gross profit and gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	For Fiscal Years Ended
	January 31, 2015	% Change	February 1, 2014	% Change	February 2, 2013

Gross profit	$95,346	(12%)	$108,141	19%	$91,025
Gross margin %	50.6%		54.3%		42.0%

Gross profit decreased $12.8 million, or 12%, for fiscal 2015 compared to fiscal 2014. Gross profit in fiscal 2015 was negatively impacted by lower sales in license technology, which has very little cost of revenue, a decline in sales volume and lower ASPs within the Set-top Box market, with associated impacts of $10.2 million, $4.4 million and $5.6 million, respectively. These decreases were partially offset by increases in sales volumes within the IoT Devices market with a related impact of $6.2 million and favorable shifts in the product mix of other markets. The combined effect of these items was a negative impact to our gross margin of 3.7 percentage points for fiscal 2015. During fiscal 2015, we benefitted from the sale of $0.6 million of inventory that had been previously written-down.

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

Operating expenses

The following table sets forth operating expenses and operating expenses as a percent of net revenue (in thousands, except percentages):

	Fiscal Years Ended
	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue	February 2, 2013	% of Net Revenue

Research and development	$67,482	36%	$73,162	37%	$103,478	47%
Sales and marketing	22,290	12%	21,637	11%	34,550	16%
General and administrative	19,641	10%	19,640	10%	27,899	13%
Restructuring costs	999	1%	2,261	1%	3,264	2%
Impairment of IP, mask sets and design tools	2,811	1%	1,013	0%	6,569	3%
Gain on acquisition	-	-	-	-	(1,389)	(1%)
Total operating expenses	$113,223	60%	$117,713	59%	$174,371	80%

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

	For Fiscal Years Ended			Fiscal 2015 vs 2014		Fiscal 2014 vs 2013
	January 31, 2015	February 1, 2014	February 2, 2013	$ Change	% Change	$ Change	% Change

Research and development expense	$67,482	$73,162	$103,478	$(5,680)	(8%)	$(30,316)	(29%)

Research and development expense decreased $5.7 million, or 8%, in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to reductions of $6.1 million in compensation and benefits and $1.1 million in support and other variable expenses, partially offset by a $1.5 million increase in amortization and depreciation expense. The reduction in our research and development expense resulted from our restructuring efforts principally through reduction in force. We hired additional employees during fiscal 2015 to contribute to the development of emerging technologies within the Smart TV market which partially offset the reductions experienced as part of our restructuring efforts. We had 489 employees in research and development at the end of fiscal 2015 compared to 497 employees at the end of fiscal 2014.

Research and development expense decreased $30.3 million, or 29%, in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to reductions of $18.4 million in compensation and benefits, $2.4 million in stock-based compensation expense, $2.1 million in amortization and depreciation expense, $6.8 million in projects and material costs, and $0.6 million in support and other variable expenses. The reduction in our research and development expense resulted from our restructuring efforts principally through reduction in force. We had 497 employees in research and development at the end of fiscal 2014 compared to 672 employees at the end of fiscal 2013.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2015 vs 2014		Fiscal 2014 vs 2013
	January 31, 2015	February 1, 2014	February 2, 2013	$ Change	% Change	$ Change	% Change

Sales and marketing expense	$22,290	$21,637	$34,550	$653	3%	$(12,913)	(37%)

Sales and marketing expense increased $0.7 million, or 3%, in fiscal 2015 compared to fiscal 2014 primarily due to increases of $0.8 million in marketing programs and $0.7 million in travel and other variable costs. These expenses were partially offset by a reduction of $0.9 million in compensation and benefits resulting from our reduction in force and our restructuring efforts. We had 102 employees in sales and marketing at the end of fiscal 2015 compared to 112 employees at the end of fiscal 2014.

Sales and marketing expense for fiscal 2014 and fiscal 2013 includes $0.1 million and $5.7 million, respectively, of settlement charges in connection with claims that we failed to comply with third party technology licensors’ custodial and reporting requirements. For further discussion, refer to Note 11, “Commitments and contingencies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.  Excluding settlement charges, our sales and marketing expense decreased $7.3 million, or 25%, in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to reductions of $4.1 million in compensation and benefits, $0.5 million in stock-based compensation and $2.7 million in marketing, travel and other variable costs. The overall decrease in our sales and marketing expense was primarily a result of our reduction in force and our restructuring efforts. We had 112 employees in sales and marketing at the end of fiscal 2014 compared to 135 employees at the end of fiscal 2013.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2015 vs 2014		Fiscal 2014 vs 2013
	January 31, 2015	February 1, 2014	February 2, 2013	$ Change	% Change	$ Change	% Change

General and administrative expense	$19,641	$19,640	$27,899	$1	0%	$(8,259)	(30%)

General and administrative expense remained flat in fiscal 2015 compared to fiscal 2014. We had a decline of $0.3 million in compensation and benefits attributable to general and administrative personnel, primarily offset by increases of $0.3 million in shareholders-related activities and audit and tax fees. We had 73 employees in general and administrative at the end of fiscal 2015 compared to 75 employees at the end of fiscal 2014.

General and administrative expense decreased $8.3 million, or 30%, in fiscal 2014 compared to fiscal 2013. General and administrative expense for fiscal 2013 included approximately $3.0 million of expenses directly related to the acquisition of certain assets used in the DTV business from Trident in the second quarter of 2013. Excluding the acquisition costs, our general and administrative expense decreased $5.3 million, or 21%, in fiscal 2014. The decrease was primarily due to reductions of $1.9 million in compensation and benefits, $0.7 million in stock-based compensation expense, $1.1 million in shareholders-related activities, and $1.6 million in overall corporate-level spending and allocations. The decrease in our general and administrative expense was a result of our reduction in force and our restructuring efforts. We had 75 employees in general and administrative at the end of fiscal 2014 compared to 100 employees at the end of fiscal 2013.

Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.3 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million was reflected in cost of revenue and $3.3 million was reflected in operating expenses. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable and notification to impacted employees has occurred.

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

In fiscal 2015, continuing our efforts to reduce expenses, we incurred restructuring charges of approximately $1.1 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in fiscal 2015, approximately $0.1 million was reflected in cost of revenue and $1.0 million was reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the accompanying consolidated statements of operations. We estimate that these restructuring measures have reduced ongoing headcount expenses in research and development, sales and marketing and general and administrative by approximately $21.0 million to $22.5 million annually and other additional operational expenses by $0.8 million to $1.0 million annually. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Liability, February 2, 2013	1,014	-	8	1,022	3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	363	-	2	365	5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments, net of return of cash	(1,382)	-	8	(1,374)
Non-cash items	38	-	10	48
Liability, January 31, 2015	$102	$-	$-	$102	$6,633

Impairment of long-lived assets

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The results of this review indicated certain purchased IP licenses incorporated into discontinued products primarily related to Set-top Box products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.7 million.  In addition, we recorded an impairment charge for mask sets and design tools associated with such discontinued products of $1.8 million and $0.3 million, respectively.  We recorded a total impairment of $2.8 million related to these discontinued products in operating expenses in fiscal 2015.

During fiscal 2014, we continued to restructure our operations to further align our operating expenses with our business, industry and revenue outlook. In connection with our continued restructuring plan, we performed an impairment review of our intangible assets by comparing undiscounted expected future cash flows with the carrying values of the underlying assets. The results of this review indicated certain purchased IP licenses incorporated into discontinued products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.3 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements associated with such discontinued products of $0.6 million.  We recorded a total impairment of $1.0 million related to products in development in operating expenses in fiscal 2014.

During fiscal 2013, due to continued reductions in our profitability, negative cash flows from operations and our restructuring measures adopted in fiscal 2013, we performed an impairment review of our intangible assets.  In performing this review, we developed a forecast of the undiscounted cash flow expected to be generated by each intangible asset group and compared the result to the carrying value. The results of this review indicated certain purchased IP licenses incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million.  In addition, we recorded an impairment charge for certain software, equipment and leasehold improvements and prepaid licenses associated with such discontinued products of $2.6 million and $0.4 million, respectively.  We recorded the impairment of $4.6 million related to developed products in cost of revenue and the impairment of $6.6 million related to products in development in operating expenses in fiscal 2013.

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Cost of revenue	$7,922	$9,105	$9,473
Operating expenses	1,418	1,542	2,124
Total intangible amortization expense	$9,340	$10,647	$11,597

Intangible assets subject to amortization were as follows as of January 31, 2015 (in thousands, except for years):

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Cost of revenue	$190	$267	$487
Research and development	3,147	3,381	5,740
Sales and marketing	979	1,275	1,811
General and administrative	1,963	1,891	2,557
Total stock-based compensation	$6,279	$6,814	$10,595

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations. As of January 31, 2015, the unrecorded stock-based compensation balance related to stock options, restricted stock awards, and restricted stock units outstanding excluding estimated forfeitures was $1.6 million, $0.3 million, and $5.1 million, respectively, which will be recognized over an estimated weighted average amortization period of 1.7 years, 0.9 years, and 1.5 years, respectively. The amortization period is based on the expected vesting term of the awards. The decrease in stock-based compensation expense for fiscal 2015 compared to fiscal 2014 was primarily due to stock options that became fully vested or forfeited during the year and declines in our stock price, partially offset by an increase in awards for newly hired and existing employees compared to the prior fiscal year. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

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

In connection with this acquisition, we obtained a valuation of the assets acquired in order to allocate the purchase price. The total purchase price was allocated to the net tangible and identified intangible assets based upon fair values as of May 4, 2012. The fair value of the tangible assets and identifiable intangible assets acquired, net of liabilities assumed, exceeded the purchase price by $1.4 million, which was recognized in the consolidated statements of operations as a gain on acquisition in fiscal 2013. For further discussion, refer to Note 7, “Business combinations” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2015 vs 2014		Fiscal 2014 vs 2013
	January 31, 2015	February 1, 2014	February 2, 2013	$ Change	% Change	$ Change	% Change

Interest and other income, net	$1,771	$827	$2,325	$944	114%	$(1,498)	(64%)

Interest and other income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The increase in interest and other income of $0.9 million, or 114%, in fiscal 2015 compared to fiscal 2014 was primarily due to $0.8 million of favorable foreign currency fluctuations due to the strengthening of the US Dollar over other currencies in countries in which we operate and a $0.4 million hedging loss in fiscal 2014 relating to foreign exchange contracts against the Israeli shekel with no corresponding loss in fiscal 2015, partially offset by $0.3 million of lower interest income resulting from a lower average marketable security balances during fiscal 2015. The decrease of $1.5 million, or 64%, in fiscal 2014 compared to fiscal 2013 was primarily due to foreign currency fluctuations and lower interest income from a lower average cash balance.

Impairment of investment

In both fiscal 2015 and 2014, we recorded approximately $0.6 million in other-than temporary impairment charges of our privately-held investments. There was no impairment of investments in fiscal 2013.

Provision for income taxes

We recorded an income tax provision of $5.0 million, $3.0 million and $20.7 million in fiscal 2015, 2014 and 2013, respectively.  The fiscal 2015, 2014 and 2013 effective tax rates were approximately 30%, 36%, and 26%, respectively. Our fiscal 2015 effective tax rate differs from the federal statutory rate of 35% primarily due to the tax impact of R&D tax credits, tax audit settlements, nondeductible compensation, and foreign operations as most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. Our fiscal 2014 effective tax rate differs from the federal statutory rate of 35% primarily because most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. Our fiscal 2013 effective tax rate differs from the federal statutory rate of 35% primarily because we set up a partial valuation allowance against our federal deferred tax assets due to our assessment that they are not more likely than not to be realized in the future, as well as most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.

Liquidity and capital resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015	February 1, 2014

Cash and cash equivalents	$83,502	$64,326
Short-term marketable securities	6,347	7,791
	$89,849	$72,117

As of January 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $89.9 million, which represents approximately $2.54 per share of outstanding common stock as compared to $2.09 per share at February 1, 2014. Working capital as of January 31, 2015 was $98.3 million. Total cash and cash equivalents and short-term marketable securities increased by $17.7 million during fiscal 2015 primarily due to $15.9 million of net income after adjusting for non-cash items, partially offset by unfavorable changes in operating assets and liabilities of $0.2 million, cash provided by investing activities of $1.8 million and cash provided by financing activities of $2.1 million. We expect cash flow to fluctuate in future periods with varying levels of sustainability.

As of January 31, 2015, we held $4.2 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows for fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net cash provided by (used in):
Operating activities	$15,676	$21,434	$(14,645)
Investing activities	1,795	(9,140)	17,100
Financing activities	2,083	1,047	4,229
Effect of foreign exchange rate changes on cash and cash equivalents	(378)	(233)	251
Net increase in cash and cash equivalents	$19,176	$13,108	$6,935

Cash flows from operating activities

Net cash provided by operating activities of $15.7 million for fiscal 2015 was primarily due to $15.7 million of net income after non-cash adjustments of $37.5 million and a net change of less than $0.1 million in operating assets and liabilities.  Cash used in income taxes payable of $2.1 million was primarily the result of a $3.5 million income tax payment that we made in Israel, partially offset by income tax reserves during fiscal 2015. Cash used in other long-term liabilities of $5.9 million was primarily the result of the payments for design tools and various license fees. Cash used for inventory of $4.3 million resulted from the purchases of media processor wafers. Cash provided by accounts payable of $3.7 million was primarily the result of timing of payments. Cash provided by accrued liabilities, compensation and related benefits of $6.8 million was primarily the result of timing of payments and increases in accruals for rebates payable to customers based on sales volumes.

Net cash provided by operating activities of $15.7 million for fiscal 2015 represents a $5.8 million decrease from the cash provided by operating activities during fiscal 2014. The change was largely attributable to the decrease in net income of $5.8 million after adjusting for non-cash items primarily due to decreases in revenue and changes in deferred income taxes. Cash used for inventory, prepaids and other current assets, and other long-term liabilities increased $8.1 million, $5.2 million, and $12.4 million, respectively, from fiscal 2014. These decreases were partially offset by increased cash provided by accounts receivable of $6.0 million, accrued liabilities, compensation and related benefits of $14.5 million and income taxes payable of $5.1 million.

The change in accounts receivable in fiscal 2015 from fiscal 2014 was primarily the result of the timing of product shipments and collections. The change in accrued liabilities, compensation and related benefits was primarily due to timing of payments and increased rebate reserves. The change in income taxes payable is a result of lower tax reserves in fiscal 2015. Fiscal 2015 experienced higher media processor wafer purchases resulting in an increase in inventory. The change in other long-term liabilities primarily resulted from payments of previously accrued design tools and license fees. The change in prepaids and other current assets primarily resulted from a deposit we hold with one of our suppliers coming due within the next fiscal year, and consequently was reclassified from long-term to short-term.

For fiscal 2014, we generated $21.4 million cash from our operations compared to using $14.6 million of cash in operations for fiscal 2013. Our net loss of $11.0 million in fiscal 2014 included $32.6 million of non-cash charges consisting of $20.2 million of depreciation and amortization expense, $6.8 million of stock-based compensation, $4.1 million of deferred income taxes, $1.4 million of impairment of intangible and other assets, $0.6 million of impairment on privately-held investments and $0.8 million of provision for excess and obsolete inventory, partially offset by $1.1 million gain on sale of development project and $0.1 million gain on sale of a privately-held investment. The remaining change in operating cash flows relating to changes in working capital for fiscal 2014 primarily reflected an increase in accounts receivable as a result of timing of shipments and collections, an increase in accounts payable generally due to timing of our payments, a decrease in inventory due to lower purchases of wafers used by our media processor products, a decrease in prepaid expenses and other current assets related to our acquisition of the DTV business from Trident, a decrease in accrued liabilities, compensation and related benefits due to lower labor and labor-related liabilities, a decrease in long-term income tax payable and an increase in other long-term liabilities.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $1.8 million for fiscal 2015, which was primarily due to net sales and maturities of marketable securities of $12.5 million, partially offset by purchases of IP of $3.6 million and tangible and other intangible assets of $8.7 million, primarily to support the development and advancement of emerging technologies within our target markets. Other sources of cash provided by investing activities included $0.2 million from repayment of a note receivable and $1.4 million of releases in restricted cash.

Net cash provided by investing activities of $1.8 million for fiscal 2015 represents a $10.9 million increase from the amount of cash used in investing activities in fiscal 2014. The increase was primarily due to an increase from net proceeds from the sale and maturities of marketable securities of $4.4 million and decreased purchases of tangible and intangible property and equipment made in comparison to fiscal 2014 resulting in a net increase of $9.5 million. Releases of restricted cash of $1.4 million during fiscal 2015 as a result of our halting hedging activities contributed to the overall increase. These favorable changes were partially offset by net proceeds received during fiscal 2014 from the sale of a development project and an investment, net of transaction fees in the amount of $2.0 million and $2.1 million, respectively, with no corresponding amount in fiscal 2015.

We used $9.1 million in cash for our investing activities during fiscal 2014, compared to providing $17.1 million during fiscal 2013. We used $17.0 million for the purchase of software, equipment and leasehold improvements and $4.9 million for purchases of IP, partially offset by net proceeds of $8.2 million from net sale of investment activities, $2.0 million from sale of development project, $2.1 million from a sale of privately-held investment and $0.5 million from repayment of a note receivable.

Cash flows from financing activities

Net cash provided by financing activities was $2.1 million for fiscal 2015, which primarily was due to the net proceeds from exercises of employee stock options and employee stock purchases of $2.3 million, partially offset by $0.2 million of excess tax expense from stock-based compensation. Cash provided by financing activities of $2.1 million for fiscal 2015 represents a $1.0 million increase from the amount of cash provided by financing activities in fiscal 2014 primarily due to the changes in the excess tax benefit from stock-based compensation and the repurchase of common stock in fiscal 2014 with no corresponding purchase in fiscal 2015.

Net cash provided by financing activities was $1.0 million during fiscal 2014. The major financing use of cash during fiscal 2014 was the $2.3 million for the repurchase of common stock offset by proceeds from exercises of employee stock options and employee stock purchases of $2.6 million and an excess tax benefit from stock-based compensation of $0.7 million.

As of January 31, 2015, $63.8 million of the $94.1 million of our cash, cash equivalents and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

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

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to twelve week lead-time basis. For further discussion, refer to Note 11, “Commitments and contingencies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

The following table sets forth the amounts of payments due under specified contractual obligations as of January 31, 2015 (in thousands):

	Payments due by Period
	Fiscal 2016	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Thereafter	Total

Operating leases	$4,346	$4,028	$1,592	$1,143	$11,109
Design tools	7,535	2,707	-	-	10,242
Non-cancelable purchase obligations	26,427	-	-	-	26,427
Total contractual obligations	$38,308	$6,735	$1,592	$1,143	$47,778

Privately held investments

In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities.  For the year ended January 31, 2015, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities.  As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities.  Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary.  In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

Recent accounting pronouncements

See “Recent accounting pronouncements,” under Note 1, “Organization and summary of significant accounting policies” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We face exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact our operations and financial condition.  In the past, to mitigate some of the foreign currency exchange rate risk, we utilized derivative financial instruments to hedge certain foreign currency exposures.  However, we discontinued this practice in fiscal 2015 as we determined the balance sheet exposure to be relatively low based on the factors described below.

Interest rate sensitivity:  As of January 31, 2015 and February 1, 2014, we held approximately $94.1 million and $87.6 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

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

As of January 31, 2015, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  In the past, we did hedge portions of our forecasted expenses that were denominated in the Israeli shekel with foreign exchange forward contracts for our Israeli operation. As of February 1, 2014, we had foreign exchange contracts with notional values of approximately $0.9 million that matured on or before April 28, 2014.  We did not enter into any foreign exchange contracts subsequent to the aforementioned date as we determined the balance sheet exposure to be relatively low primarily due to expenses from this location becoming more centralized through integration efforts and operational efficiency initiatives.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at January 31, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.1 million.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sigma Designs, Inc.

Milpitas, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015.  We also have audited the Company's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended January 31, 2015, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ARMANINO LLP

San Jose, California

April 15, 2015

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$83,502	$64,326
Short-term marketable securities	6,347	7,791
Restricted cash	400	1,775
Accounts receivable, net of allowances of $1,502 as of January 31, 2015 and $300 as of February 1, 2014	26,415	27,647
Inventory	20,445	20,403
Deferred tax assets	3,319	4,144
Prepaid expenses and other current assets	8,805	8,069
Total current assets	149,233	134,155

Long-term marketable securities	4,249	15,505
Software, equipment and leasehold improvements, net	21,594	27,089
Intangible assets, net	24,642	29,780
Deferred tax assets, net of current portion	687	439
Long-term investments and notes receivable, net of current portion	3,267	3,873
Other non-current assets	1,661	4,934
Total assets	$205,333	$215,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,207	$16,184
Accrued compensation and related benefits	6,806	6,288
Accrued liabilities	22,894	19,813
Total current liabilities	50,907	42,285

Income taxes payable	7,573	7,065
Long-term deferred tax liabilities	741	976
Other long-term liabilities	2,822	7,058
Total liabilities	62,043	57,384

Commitments and contingencies (Note 11)

Shareholders' equity
Preferred stock; no par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 39,973,689 issued and 35,314,546 outstanding as of January 31, 2015 and 39,083,961 issued and 34,424,818 outstanding as of February 1, 2014	493,550	485,188
Treasury stock, at cost, 4,659,143 shares as of January 31, 2015 and February 1, 2014	(88,198)	(88,198)
Accumulated other comprehensive (loss) income	(1,111)	651
Accumulated deficit	(260,951)	(239,250)
Total shareholders' equity	143,290	158,391
Total liabilities and shareholders' equity	$205,333	$215,775

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Net revenue	$188,313	$199,193	$216,613
Cost of revenue	92,967	91,052	125,588
Gross profit	95,346	108,141	91,025
Operating expenses
Research and development	67,482	73,162	103,478
Sales and marketing	22,290	21,637	34,550
General and administrative	19,641	19,640	27,899
Restructuring costs	999	2,261	3,264
Impairment of IP, mask sets and design tools	2,811	1,013	6,569
Gain on acquisition	-	-	(1,389)
Total operating expenses	113,223	117,713	174,371
Loss from operations	(17,877)	(9,572)	(83,346)
Gain on sale of development project	-	1,079	-
Impairment, net of gain on sale, of privately-held investments, net	(602)	(433)	-
Interest and other income, net	1,771	827	2,325
Loss before income taxes	(16,708)	(8,099)	(81,021)
Provision for income taxes	4,993	2,950	20,747
Net loss	$(21,701)	$(11,049)	$(101,768)
Net loss per common share:
Basic	$(0.63)	$(0.32)	$(3.06)
Diluted	$(0.63)	$(0.32)	$(3.06)
Shares used in computing net loss per share:
Basic	34,693	34,206	33,205
Diluted	34,693	34,206	33,205

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Net loss	$(21,701)	$(11,049)	$(101,768)
Other comprehensive (loss) income:
Currency translation adjustments, net of $0 tax in 2015, 2014 and 2013	(1,586)	(187)	247
Unrealized (losses) gains on marketable securities, net of $0 tax in 2015, 2014 and 2013	(176)	(252)	240
Other comprehensive (loss) income	(1,762)	(439)	487
Comprehensive loss	$(23,463)	$(11,488)	$(101,281)

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 28, 2012	37,070,578	$460,246	(4,192,312)	$(85,941)	$161	$442	$(126,433)	$248,475
Unrealized gain on marketable securities	-	-	-	-	240	-	-	240
Currency translation adjustments	-	-	-	-	-	247	-	247
Stock-based compensation expense	-	10,595	-	-	-	-	-	10,595
Grants of restricted stock awards	10,980	-	-	-	-	-	-	-
Tax effect related to share awards	-	(345)	-	-	-	-	-	(345)
Net proceeds from common stock issued under share plans	1,152,799	4,574	-	-	-	-	-	4,574
Net loss	-	-	-	-	-	-	(101,768)	(101,768)
Balance, February 2, 2013	38,234,357	475,070	(4,192,312)	(85,941)	401	689	(228,201)	162,018
Unrealized loss on marketable securities	-	-	-	-	(252)	-	-	(252)
Currency translation adjustments	-	-	-	-	-	(187)	-	(187)
Stock-based compensation expense	-	6,814	-	-	-	-	-	6,814
Tax effect related to share awards	-	682	-	-	-	-	-	682
Net proceeds from common stock issued under share plans	849,604	2,622	-	-	-	-	-	2,622
Repurchase of common stock	-	-	(466,831)	(2,257)	-	-	-	(2,257)
Net loss	-	-	-	-	-	-	(11,049)	(11,049)
Balance, February 1, 2014	39,083,961	485,188	(4,659,143)	(88,198)	149	502	(239,250)	158,391
Unrealized loss on marketable securities	-	-	-	-	(176)	-	-	(176)
Currency translation adjustments	-	-	-	-	-	(1,586)	-	(1,586)
Stock-based compensation expense	-	6,279	-	-	-	-	-	6,279
Tax effect related to share awards	-	(231)	-	-	-	-	-	(231)
Net proceeds from common stock issued under share plans	889,728	2,314	-	-	-	-	-	2,314
Net loss	-	-	-	-	-	-	(21,701)	(21,701)
Balance, January 31, 2015	39,973,689	$493,550	(4,659,143)	$(88,198)	$(27)	$(1,084)	$(260,951)	$143,290

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Cash flows from operating activities
Net loss	$(21,701)	$(11,049)	$(101,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,708	20,154	23,870
Stock-based compensation	6,279	6,814	10,595
Provision for excess and obsolete inventory	4,267	758	7,053
Provision for (recovery of) sales returns, discounts, and doubtful accounts	1,202	6	(158)
Deferred income taxes	342	4,129	12,398
Loss (gain) on disposal of software, equipment and leasehold improvements	328	21	(437)
Gain on acquisition	-	-	(1,389)
Gain on sale of development project	-	(1,079)	-
Gain on sale of privately-held investment	-	(137)	-
Non-cash restructuring (recoveries) costs	(89)	-	2,111
Tax effect related to share awards	(231)	682	(345)
Excess tax expense from stock-based compensation	231	(682)	345
Accretion of contributed leasehold improvements	-	(30)	(206)
Impairment of intangibles, IP, mask sets, design tools and other assets	2,811	1,425	11,174
Impairment on privately-held investment	602	570	-
Changes in operating assets and liabilities:
Accounts receivable	30	(6,006)	13,100
Inventory	(4,310)	3,767	3,699
Prepaid expenses and other current assets	(1,288)	3,932	1,268
Other non-current assets	3,124	(133)	(3,954)
Accounts payable	3,672	6,698	4,473
Accrued liabilities, compensation and related benefits	6,750	(7,739)	1,391
Income taxes payable	(2,134)	(7,197)	(1,978)
Other long-term liabilities	(5,917)	6,530	4,113
Net cash provided by (used in) operating activities	15,676	21,434	(14,645)
Cash flows from investing activities
Restricted cash	1,375	-	-
Purchases of marketable securities	(3,079)	(17,771)	(21,354)
Sales and maturities of marketable securities	15,603	25,930	94,043
Purchases of software, equipment and leasehold improvements	(8,722)	(16,989)	(5,804)
Purchases of IP	(3,612)	(4,868)	(11,825)
Proceeds from sale of development project, net of transaction fees	-	1,971	-
Proceeds from sale of privately-held investment	-	2,137	-
Net cash paid in connection with acquisitions	-	-	(38,210)
Repayment of note receivable	230	450	250
Net cash provided by (used in) investing activities	1,795	(9,140)	17,100
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	2,314	2,622	4,574
Excess tax benefit (expense) from stock-based compensation	(231)	682	(345)
Repurchase of common stock	-	(2,257)	-
Net cash provided by financing activities	2,083	1,047	4,229
Effect of foreign exchange rate changes on cash and cash equivalents	(378)	(233)	251
Net increase in cash and cash equivalents	19,176	13,108	6,935
Cash and cash equivalents, beginning of period	64,326	51,218	44,283
Cash and cash equivalents, end of period	$83,502	$64,326	$51,218
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,085	$6,093	$2,673

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent media platforms for use in the home entertainment and control markets.  We focus on integrated semiconductor solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, and consumer electronics sold in the IoT Devices and Media Connectivity markets. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary target markets which are the Smart TV, Set-top Box, Media Connectivity and IoT Devices markets. We derive a portion of our revenue from licensing and other markets, including licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. In May 2012, we completed our acquisition of certain assets from Trident Microsystems, Inc. and certain of its subsidiaries (collectively referred to as “Trident”). The consolidated financial statements include the results of operations of Trident commencing as of the acquisition date. See Note 7 for further discussion.

Accounting period:  We follow a 52 or 53-week fiscal reporting calendar ending on the Saturday closest to January 31 each year. Our most recent fiscal year, fiscal 2015, ended on January 31, 2015, included 52 weeks. The fiscal years 2014 and 2013, ended February 1, 2014 and February 2, 2013 included 52 and 53 weeks, respectively. Our next fiscal year, ending on January 30, 2016, will include 52 weeks.

Restructuring charges: During fiscal 2015, 2014 and 2013, we implemented restructuring plans to reorganize our operations and reduce our workforce and related operating expenses. Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2015, 2014 and 2013, we recorded restructuring charges of $1.1 million, $2.3 million and $3.3 million, respectively.

Use of estimates in the preparation of financial statements:  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. Our estimates and related judgments and assumptions are continually evaluated based on historical experience and various other factors that we believe to be reasonable under the circumstances, however, actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of financial instruments: We measure and disclose certain financial assets and liabilities at fair value defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For certain of our assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.  Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.  The fair value of cash equivalents and certain marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any eligible financial instruments.

Derivative financial instruments: We are exposed to certain foreign currency risk. Prior to fiscal 2015, we used foreign exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions in the normal course of business and may do so in the future.  We account for our financial derivatives as either assets or liabilities and carry them at fair value.  We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Unrealized gains and losses arising from the effective portion of foreign exchange contracts that are designated as cash flow hedging instruments are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the same period or periods during which the underlying transactions affect earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  Gains and losses arising from changes in the fair values of foreign exchange contracts that are not designated as hedging instruments are recognized in current earnings.

Cash and cash equivalents:  All highly liquid investments with maturities of 90 days or less at the date of purchase are classified as cash equivalents.

Short and long-term marketable securities:  Short-term marketable securities represent highly liquid investments with a remaining maturity date at the end of each reporting period of greater than 90 days but less than one year and are stated at fair value. Long-term marketable securities represent securities with contractual maturities greater than one year from the date of acquisition. We classify our marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which is recognized as an adjustment to interest income) and fair value, representing unrealized holding gains or losses, are recorded separately as a component of accumulated other comprehensive income within shareholders’ equity. Any gains and losses on the sale of marketable securities are determined based on the specific identification method.

We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2015, 2014 or 2013.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customers.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, in cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $1.5 million and $0.3 million at January 31, 2015 and February 1, 2014, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

Inventory:  Inventory consists of wafers and other purchased materials, work in process and finished goods and is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $4.3 million, $0.8 million and $7.1 million to cost of revenue for fiscal 2015, 2014 and 2013, respectively. We have sold through $0.6 million, $1.0 million and $3.3 million of inventory that we had previously recorded as excess and obsolete in fiscal 2015, 2014 and 2013, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities on the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual costs differ from our initial estimates, we record the difference in the period they are identified. Actual claims are charged against the warranty reserve.

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

 SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business combinations: The purchase accounting method applied to business combinations requires us to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationships, developed technology and trademarks.  Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible and other long-lived assets:  The amounts and useful lives assigned to intangible and other long-lived assets acquired impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Impairment of long-lived assets:  We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 97%, 91% and 97% of total net revenue during fiscal 2015, 2014 and 2013, respectively.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content, which we refer to as real-time software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 6 for a summary of our rebate activity.

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

Our process for determining our ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors that we consider in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and our historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above. Fees under these agreements generally include (a) license fees relating to our IP, (b) engineering services, and (c) support services. Historically, each of these elements has standalone value and therefore each are treated as separate units of accounting. Any future licensing arrangements will be analyzed based on the specific facts and circumstances which may be different than our historical licensing arrangements.

For deliverables related to licenses of our technology that involve significant engineering services, we recognize revenue in accordance with the provisions of the proportional performance method or “milestone.” We determine costs associated with engineering services using actual labor dollars incurred and estimate other direct or incremental costs allocated based on the percentage of time the engineer(s) spent on the project. These costs are deferred until revenue recognition criteria have been met, at which time they are reclassified as cost of revenue.

Licensing revenue deliverables are generally recognized using the milestone method. Under the milestone method, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with either (i) the vendor’s performance to achieve the milestone or (ii) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at January 31, 2015 and February 1, 2014 was $0.4 million and $3.0 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the end of each period, and non-monetary assets, such as inventory, property, plant and equipment, and liabilities are recorded at historical rates. Gains and losses from these remeasurements as well as other transaction gains and losses are included in interest and other income, net, in the consolidated statements of operations. Our subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, and (ii) the average exchange rates prevailing during the period for revenues and expenses.  Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive (loss) income within shareholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses resulted in net losses of approximately $1.0 million and $0.2 million in fiscal 2015 and 2014, respectively, and a net gain of approximately $0.8 million in fiscal 2013.

Concentration of credit risk:  Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, restricted cash, long-term investments and accounts receivable.  Our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are on deposit with major financial institutions, as specified in our investment policy guidelines.  Such deposits may be in excess of insured limits.  We believe that the financial institutions that hold our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.  We have not experienced any investment losses due to institutional failure or bankruptcy.

Sales to our recurring and new customers are generally made on open account, a prepaid or letter of credit basis. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit.  We review our accounts receivable balances to determine if any receivables will potentially be uncollectible and include any amounts that are determined to be uncollectible in our allowance for doubtful accounts.

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-based compensation:  We have in effect stock incentive plans under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employees based on their estimated fair values measured on the date of grant.  Stock option awards are measured using the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.

Advertising costs: Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the accompanying consolidated statements of operations. Advertising expenses incurred were less than $0.1 million in fiscal 2015, 2014 and 2013, respectively.

Comprehensive income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations; specifically, foreign currency translation adjustments and unrealized gains or losses on marketable securities.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent accounting pronouncements:  Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The FASB recently announced plans to defer the effective adoption date by one year. Based on the aforementioned deferral, ASU 2014-09 will be effective for us beginning in its first quarter of fiscal 2019. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Accounting standards that were recently adopted are summarized as follows:

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This pronouncement should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this new standard during the interim three-month reporting period ending May 3, 2014, and did not materially affect how unrecognized tax benefits were accounted for and presented in the Company's consolidated balance sheets.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.            Cash, cash equivalents and marketable securities

As of January 31, 2015 and February 1, 2014, we had $0.4 million and $1.8 million, respectively, of restricted cash. As of January 31, 2015, restricted cash related to an office-space operating lease and other transactions and as of February 1, 2014, this amount also included deposits pledged to a financial institution with regard to our foreign exchange hedging, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	January 31, 2015			February 1, 2014
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value

Corporate bonds	$9,130	$153	$9,283	$21,186	$308	$21,494
Money market funds	7,650	-	7,650	13,521	-	13,521
Municipal bonds and notes	-	-	-	505	3	508
Fixed income mutual funds	1,324	(11)	1,313	1,286	8	1,294
Total cash equivalents and marketable securities	$18,104	$142	$18,246	$36,498	$319	$36,817

Cash on hand held in the United States			12,042			1,104
Cash on hand held overseas			63,810			49,701
Total cash on hand			75,852			50,805
Total cash, cash equivalents and marketable securities			$94,098			$87,622

Reported as:
Cash and cash equivalents			83,502			64,326
Short-term marketable securities			6,347			7,791
Long-term marketable securities			4,249			15,505
			$94,098			$87,622

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	January 31, 2015		February 1, 2014
	Book Value	Fair Value	Book Value	Fair Value

Due in one year or less	$13,995	$13,997	$21,284	$21,312
Due in greater than one year	4,109	4,249	15,214	15,505
Total	$18,104	$18,246	$36,498	$36,817

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

●

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.

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

Our foreign currency derivative instruments were classified as Level 2 because they were valued using quoted prices and other observable data of similar instruments in active markets.

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis (in thousands):

	January 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$9,283	$9,283	$-	$-
Money market funds	7,650	7,650	-	-
Fixed income mutual funds	1,313	1,313	-	-
Total cash equivalents and marketable securities	18,246	18,246	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,646	$18,646	$-	$-

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 1, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$21,494	$21,494	$-	$-
Money market funds	13,521	13,521	-	-
Municipal bonds and notes	508	508	-	-
Fixed income mutual funds	1,294	1,294	-	-
Total cash equivalents and marketable securities	36,817	36,817	-	-
Restricted cash	1,775	1,775	-	-
Derivative instruments asset	35	-	35	-
Total assets measured at fair value	$38,627	$38,592	$35	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of January 31, 2015, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.3 million. During fiscal 2015, 2014 and 2013, we recorded impairment charges of $0.6 million, $0.6 million and zero, respectively, on some of these equity investments as we concluded the impairment to be other-than-temporary. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments as of January 31, 2015. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

As of January 31, 2015, we had no foreign exchange contracts.  As of February 1, 2014, we had foreign exchange contracts to sell up to approximately $0.9 million for a total amount of approximately NIS 3.3 million, that matured on April 28, 2014. In fiscal 2015, 2014 and 2013, we recognized a loss of less than $0.1 million, a loss of $0.4 million and a gain of $0.4 million, respectively, in interest and other income (expense), net as a result of foreign exchange contracts.

The following table presents the fair value of our outstanding derivative instruments (in thousands):

Derivative Assets	Balance Sheet Location	January 31, 2015	February 1, 2014

Foreign exchange contracts not designated as cash flow hedges	Prepaid expenses and other current assets	$-	$35
Total fair value of derivative instruments		$-	$35

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.            Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

	January 31, 2015	February 1, 2014
Equity investments
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	129	730
Issuer D	138	143
Total equity investments	3,267	3,873
Notes receivable
Issuer A	-	230
Total notes receivable	-	230
Total equity investments and notes receivable	$3,267	$4,103

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

Our President and Chief Executive Officer is a member of the Board of Directors of both Issuer A and Issuer B. In the case of Issuer B, the investment transaction was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            Supplemental financial information

Inventory consists of the following (in thousands):

	January 31, 2015	February 1, 2014

Wafers and other purchased materials	$8,420	$10,079
Work-in-process	3,045	1,527
Finished goods	8,980	8,797
Total inventory	$20,445	$20,403

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2015	February 1, 2014

Deposits	$3,124	$147
Prepayments for inventory	1,670	1,670
Prepayments for royalties	659	242
R&D credit receivable	583	1,025
Amounts due from seller related to DTV acquisition	-	1,439
Note receivable	-	230
Other current assets	2,769	3,316
Total prepaid expenses and other current assets	$8,805	$8,069

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			January 31, 2015	February 1, 2014

Software		2		$41,069	$38,563
Equipment	1	-	5	22,168	21,147
Office equipment and furniture		2		8,693	8,806
Leasehold improvements	1	-	6	2,874	3,149
Total				74,804	71,665
Less: Accumulated depreciation and amortization				(53,210)	(44,576)
Total software, equipment and leasehold improvements, net				$21,594	$27,089

Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2015, 2014 and 2013 was $12.4 million, $9.6 million and $12.3 million, respectively.

During fiscal 2015, we recorded an impairment charge for mask sets and design tools associated with discontinued products of $1.8 million and $0.3 million, respectively, which was recorded in operating expenses in the accompanying consolidated statement of operations.

During fiscal 2014, we recorded an impairment charge for certain software, equipment and leasehold improvements associated with discontinued products of $0.6 million which was recorded in operating expenses in the accompanying consolidated statement of operations.

During fiscal 2013, we recorded an impairment charge for certain software, equipment, leasehold improvements and prepaid licenses associated with discontinued products of $2.6 million and $0.4 million, respectively, which was recorded in operating expenses in the accompanying consolidated statement of operations.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014

Rebates	$9,599	$3,587
Income taxes payable, current portion	5,326	7,968
License fees	4,286	1,929
Royalties	880	985
Warranties	864	620
Deferred revenue	372	3,001
Other accrued liabilities	1,567	1,723
Total accrued liabilities	$22,894	$19,813

The following table summarizes activity related to accrued rebates (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014

Beginning balance	$3,587	$1,475
Charged as a reduction of revenue	17,845	9,133
Reversal of unclaimed rebates	-	(80)
Payments	(11,833)	(6,941)
Ending balance	$9,599	$3,587

Other long-term liabilities consist of the following (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014

License fees	$1,809	$6,975
Design tool	890	-
Other long-term liabilities	123	83
Total other long-term liabilities	$2,822	$7,058

7.            Business combinations

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The addition of Trident's industry-leading DTV media processor semiconductor products for next-generation Internet-enabled digital televisions has significantly expanded our served available market. DTV products complement our existing IPTV set-top box and connected media player chip solutions and augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the home.

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

The results of operations of the DTV business have been included in the consolidated results of operations from May 4, 2012. The following unaudited pro forma consolidated results of operations give effect to the acquisition of the DTV business as if it had occurred as of the beginning of the fiscal period presented. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the DTV business.  The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for fiscal 2013 include non-recurring adjustments of $4.0 million of direct acquisition costs (in thousands, except per share data).

Fiscal Year Ended
February 2, 2013

Net revenue	$239,557
Net loss	(120,313)
Basic and diluted net loss per share	$(3.62)

8.          Intangible assets

The table below presents the balances of our intangible assets (in thousands):

	January 31, 2015	February 1, 2014

Acquired intangible assets	$76,310	$76,321
Purchased IP	30,032	25,807
Total	106,342	102,128
Accumulated amortization	(81,700)	(72,348)
Intangible assets, net	$24,642	$29,780

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impairment of intangible assets

We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.

During fiscal 2015 and 2014, we continued to restructure our operations to further align our operating expenses with our business, industry and revenue outlook. In connection with our continued restructuring plan, we performed additional impairment reviews of our intangible assets by comparing undiscounted expected future cash flows with the carrying values of the underlying assets. The review during fiscal 2015 indicated certain purchased IP licenses incorporated into discontinued products primarily related to the Set-top Box market were impaired; as a result, we recorded an impairment charge for purchased IP of $0.7 million which was recorded in operating expenses in the accompanying consolidated statement of operations in fiscal 2015.

During fiscal 2014, the review indicated certain purchased IP licenses incorporated into discontinued products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.3 million, which was recorded in operating expenses in the accompanying consolidated statements of operations in fiscal 2014.

During fiscal 2013, due to continued reductions in our profitability, negative cash flows from operations and our restructuring measures adopted in fiscal 2013, we performed an impairment review of our intangible assets.  In performing this review, we developed a forecast of the undiscounted cash flow expected to be generated by each intangible asset group and compared the result to the carrying value. The results of this review indicated certain purchased IP licenses incorporated into discontinued products and products in development were impaired; as a result, we recorded an impairment charge for purchased IP of $8.2 million, of which $4.6 million was recorded in cost of revenue and $3.6 million was recorded in operating expenses in the accompanying consolidated statements of operations in fiscal 2013.

Intangible assets, subject to amortization, were as follows (in thousands, except for years):

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 1, 2014
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,639	$(24,614)	$(40,334)	$11,691	2.9
Customer relationships	50,704	(30,486)	(17,048)	3,170	2.7
Trademarks and other	4,078	-	(3,502)	576	4.9
Purchased IP - amortizing	21,569	(5,516)	(11,464)	4,589	1.5
Total amortizing	152,990	(60,616)	(72,348)	20,026	2.6
Purchased IP - not yet deployed	12,770	(3,016)	-	9,754
Total intangibles	$165,760	$(63,632)	$(72,348)	$29,780

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Cost of revenue	$7,922	$9,105	$9,473
Operating expenses	1,418	1,542	2,124
Total intangible amortization expense	$9,340	$10,647	$11,597

As of January 31, 2015, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP-Amortizing	Developed Technology	Customer Relationships	Trademarks and other	Total

2016	$2,271	$3,957	$1,109	$118	$7,455
2017	382	2,957	796	118	4,253
2018	67	496	-	118	681
2019	-	-	-	103	103
Total	$2,720	$7,410	$1,905	$457	$12,492

9.         Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. In fiscal 2013, we reduced our workforce by approximately 114 employees, implemented plans to scale down our reliance on contractors and consultants, impaired the unamortized value of certain software intellectual property licenses, which we no longer intend to use, initiated the closure of our facilities in Canada, Hong Kong and Japan and reduced our discretionary spending across all operational areas. We recorded $3.3 million in restructuring charges in fiscal 2013. Of the total restructuring charges recorded in fiscal 2013, less than $0.1 million was reflected in cost of revenue and $3.3 million was reflected in operating expenses. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable and notification to impacted employees has occurred.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In fiscal 2015, continuing our efforts to reduce expenses, we incurred restructuring charges of approximately $1.1 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in fiscal 2015, approximately $0.1 million was reflected in cost of revenue and $1.0 million was reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Charges in fiscal 2013	$2,167	$1,089	$8	$3,264	$3,264
Cash payments	(1,153)	-	-	(1,153)
Non-cash items	-	(1,089)	-	(1,089)
Liability, February 2, 2013	1,014	-	8	1,022	3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	363	-	2	365	5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments, net of return of cash	(1,382)	-	8	(1,374)
Non-cash items	38	-	10	48
Liability, January 31, 2015	$102	$-	$-	$102	$6,633

10.          Sale of development project

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. The aggregate carrying amount of the Connectivity Assets ultimately transferred was approximately $0.6 million and were classified as assets held for sale in prepaid expenses and other current assets in the consolidated balance sheet at February 2, 2013. We received an initial payment of $2.0 million in cash at the closing of the transaction and a payroll expense reimbursement payment of $0.6 million (as described more fully below). Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it does not believe the milestones had been met by September 30, 2013.

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

As the contingent consideration was uncertain at the time of the initial sale, we did not recognize the contingent payment. Accordingly, payment consideration, if and when it is finally determined that the milestones were met, will be recorded as other income in our consolidated statements of operations in its entirety.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Buyer advised us that it does not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We are currently pursuing our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. To the extent we recognize any payment in regard to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. We intend to contest these counterclaims vigorously and believe they are without merit.

11.          Commitments and contingencies

Commitments

Product Warranty

In general, we sell products with up to a one-year limited warranty that our products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and is included in accrued liabilities in the accompanying consolidated balance sheets.

 Details of the change in accrued warranty for fiscal 2015, 2014 and 2013 are as follows (in thousands):

Fiscal Years	Balance Beginning of Period	Additions	Deductions	Balance End of Period

2013	$1,326	$1,188	$(1,067)	$1,447
2014	$1,447	$39	$(866)	$620
2015	$620	$763	$(519)	$864

Operating Leases

Our primary facility in Milpitas, California is leased under a non-cancelable lease, which was amended in September 2012 to extend the term through September 2015, and slightly decrease the monthly base rent. Effective on December 27, 2014, we entered into a new lease agreement to lease an office building located in Fremont, California which is expected to serve as our corporate headquarters. The new lease carries a term of 81 calendar months commencing on January 1, 2015 for which payments will begin in October 2015.

We also lease facilities in Shanghai, Shenzhen, Hong Kong, Taiwan, Vietnam, South Korea, Japan, Singapore, Israel, Germany, France, Denmark and The Netherlands and have vehicles under non-cancelable leases.

Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases

2016	$4,346
2017	2,868
2018	1,160
2019	934
Thereafter	1,801
Total minimum lease payments	$11,109

Rent expense, recorded on a straight-line basis, was $4.4 million, $4.8 million and $4.7 million for fiscal 2015, 2014 and 2013, respectively.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of January 31, 2015, the total amount of outstanding non-cancelable purchase orders was approximately $26.4 million.

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of January 31, 2015, remaining payments under this agreement totaled $6.8 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools which totaled $3.4 million. Payments under these arrangements are being made through fiscal 2017. We have fully accrued these amounts as of January 31, 2015.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2015, 2014 and 2013, we recorded gross royalty expense of $2.5 million, $1.9 million and $2.7 million, respectively, in cost of revenue in the consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through January 31, 2015, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of January 31, 2015, our remaining potential obligation under these programs was approximately $1.1 million.

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2013, we filed a motion to intervene in (and become a party to) U.S. Ethernet Innovations, LLC (“USEI”) v. AT&T Mobility, LLC (“AT&T”) and others, Case No. 5-10-cv-05254 CW, currently pending in the U.S. District Court for the Northern District of California, or the Litigation. In this Litigation, USEI filed a patent infringement complaint alleging that various AT&T products infringe USEI patents that have now expired, including alleging that set-top boxes deployed by AT&T that contain our chipsets infringe a USEI patent. USEI has made similar allegations that other defendants infringe this and other now expired USEI patents in this Litigation and other related cases. Further, other interveners have already been added to this Litigation and other related cases. USEI seeks monetary damages, attorney’s fees, and an injunction against AT&T, other defendants and other interveners. AT&T, other defendants and other interveners have denied the allegations of infringement made by USEI and asserted that USEI’s patents are invalid, unenforceable, and not infringed. The court granted our motion to intervene. As a result, we filed a declaratory judgment complaint. USEI answered this complaint and asserted counter-claims against us, for which we have responded. The parties completed fact discovery and expert discovery. USEI attempted to expand the scope of claims to cover all of our semiconductors; however, the court approved our motion to limit the case to only those devices initially claimed in the original USEI filing. Case management hearings for this multi-party suit have resulted in the court entertaining separate sequential trials for the various interveners remaining in the case. Intel Corporation, as one intervener, has requested that it proceed first, which would set a precedent for all subsequent trials. The trial date set by the court for the first trial was January 5, 2015. On November 7, 2014, the court granted various summary judgment motions filed by us and other defendants. Thereafter, we entered into a mutual release agreement with USEI, and the parties filed a Stipulated Dismissal with Prejudice on February 24, 2015. As a result, this matter is now concluded.

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

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. We are currently pursuing our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. We intend to contest these counterclaims vigorously and believe they are without merit. For further discussion, refer to Note 10 to the accompanying consolidated financial statements.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our consolidated balance sheet as of January 31, 2015.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2013, we settled one such audit for $1.4 million. In the third quarter of fiscal 2013, we settled another audit for $6.3 million. In addition, in the third quarter of fiscal 2013, we settled another audit for $0.3 million payable in four quarterly equal installments which commenced in September 2012. Concurrently, we negotiated a license agreement for this technology for a period of three years for an amount of $3.5 million, also payable in four quarterly equal installments which commenced in September 2012. The full amount of the license fees was recorded as purchased IP in fiscal 2013 and will be amortized over the license term. In the first quarter of fiscal 2015, we settled an audit through binding arbitration relating to a license agreement used in our Set-top Box business for $0.2 million, $0.1 million of which was included in our consolidated statement of operations for the fiscal year ended January 31, 2015.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license, for which the audit process is currently underway. As of January 31, 2015, we believe we are in compliance with this and our other license agreements.

12.          Net loss per share

Basic net loss and diluted net loss per share for the periods presented are computed by dividing net loss by the weighted average number of common shares outstanding.

The following table sets forth the basic and diluted net loss per share computed for fiscal 2015, 2014 and 2013 (in thousands, except per share amounts):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Numerator:
Net loss, as reported	$(21,701)	$(11,049)	$(101,768)
Denominator:
Weighted-average common shares outstanding- basic	34,693	34,206	33,205
Weighted-average common shares outstanding- diluted	34,693	34,206	33,205

Basic net loss per share	$(0.63)	$(0.32)	$(3.06)
Diluted net loss per share	$(0.63)	$(0.32)	$(3.06)

The following table sets forth the excluded antidilutive and excluded potentially dilutive securities, the effect of which would have been antidilutive, for fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Stock options excluded because exercise price is in excess of average stock price	3,898	4,326	5,401
Stock options excluded because the effect of including would be antidilutive	10	19	137
Restricted stock awards and units excluded because potential buyback shares exceed weighted average restricted stock units and awards outstanding	121	180	255
Restricted stock awards and units excluded because the effect of including would be antidilutive	45	69	89

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.          Equity incentive plans and employee benefits

Equity incentive plans

We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans also align our employees’ interest with the creation of long-term shareholder value.  As of January 31, 2015, we have four stock option plans: the 2003 Director Stock Option Plan (the “2003 Director Plan”), the 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the CopperGate Share Option Plan (the “CopperGate Plan”).  The 2009 Incentive Plan was approved by our shareholders in July 2009 along with the approval of a one-time stock option exchange program and on July 8, 2011, by shareholder approval, was amended and restated to increase the number of shares of common stock authorized for issuance by 2,000,000.  The CopperGate Plan was assumed by us in connection with the acquisition of CopperGate in November 2009.

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

As of January 31, 2015, 505,182 shares were available for future grants under our stock incentive plans. Additionally, up to 648,106 shares of common stock subject to stock awards outstanding under the 2001 Plan may become available for issuance under the 2009 Incentive Plan. As of September 23, 2009, the 2001 Plan and the 2003 Director Plan were closed for future grants, however, these plans will continue to govern all outstanding options that we originally granted from each plan.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of January 28, 2012	5,846,027	$12.47	6.2
Granted (Weighted average fair value of $2.77)	205,000	5.77
Cancelled	(848,930)	12.35
Exercised	(146,310)	2.60
As of February 2, 2013	5,055,787	12.50	4.9
Granted (Weighted average fair value of $2.36)	690,423	5.39
Cancelled	(1,631,375)	12.78
Exercised	(20,214)	2.64
As of February 1, 2014	4,094,621	11.24	4.8
Granted (Weighted average fair value of $1.80)	467,400	4.54
Cancelled	(734,702)	9.52
Exercised	(59,261)	4.59
As of January 31, 2015	3,768,058	$10.86	4.9	$1,440,088

Ending vested and expected to vest	3,725,277	$10.93	4.9	$1,387,874
Ending exercisable	2,889,268	$12.55	3.8	$333,791

The aggregate intrinsic value, as of January 31, 2015, in the table above represents the total pretax intrinsic value, based on our closing stock price of $6.36 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2015, 2014 and 2013 were $0.1 million, less than $0.1 million and $0.5 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2015, 2014 and 2013 was $2.1 million, $4.1 million and $7.2 million, respectively.

 SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The options outstanding and currently exercisable as of January 31, 2015 were in the following exercise price ranges:

Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding as of 1/31/15	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 1/31/15	Weighted Average Exercise Price
$0.92	-	$4.59	532,337	8.63	$4.43	123,959	$4.41
$4.63	-	$6.48	405,323	8.38	5.35	141,346	5.73
$6.49	-	$9.40	388,031	7.06	7.00	212,007	7.40
$9.45	-	$10.59	402,028	4.64	10.52	400,758	10.52
$10.87	-	$11.06	692,230	2.61	10.97	692,230	10.97
$11.07	-	$11.09	482,314	3.50	11.08	478,555	11.08
$11.40	-	$12.39	381,497	3.24	11.69	359,767	11.68
$13.58	-	$31.57	336,298	2.74	16.96	332,646	16.99
$41.58	-	$41.58	100,000	3.03	41.58	100,000	41.58
$45.83	-	$45.83	48,000	2.76	45.83	48,000	45.83
			3,768,058	4.96	$10.86	2,889,268	$12.55

As of January 31, 2015, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.6 million and will be ratably recognized over an estimated weighted average amortization period of 1.7 years.  The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

Restricted Stock Awards, or RSAs, are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 share of restricted stock granted and consist of time-based restricted shares, which shares are subject to forfeiture until vested if length of service requirements are not met. These RSAs vest over one to five years according to the terms specified in the individual grants.  As of January 31, 2015, the unrecognized stock-based compensation balance related to RSAs outstanding excluding estimated forfeitures was $0.3 million and will be ratably recognized over an estimated weighted average amortization period of 0.9 years. The following table sets forth the shares of restricted stock awards outstanding as of January 31, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Award	Aggregate Value

As of January 28, 2012	231,179	$8.82	$2,038,473
Granted	10,980	6.83
Vested	(78,848)	8.77
As of February 2, 2013	163,311	8.71	1,422,439
Cancelled/forfeited	(13,175)	9.50
Vested	(61,758)	8.49
As of February 1, 2014	88,378	8.75	773,308
Vested	(44,189)	8.75
As of January 31, 2015	44,189	$8.75	$386,654

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2009 Incentive Plan and reduce shares available to grant under the plan by 1.3 shares for every 1 restricted stock unit granted and consist of time-based restricted stock units.  The RSUs granted under this plan vest over a period of four years according to the terms specified in the individual grants.  As of January 31, 2015, the unrecognized stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $5.1 million and will be ratably recognized over an estimated weighted average amortization period of 1.5 years.

  SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the shares of RSUs outstanding as of January 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Value

As of January 28, 2012	547,500	$6.51	$3,566,040
Granted	313,003	6.03
Vested	(118,766)	6.51
Cancelled/forfeited	(109,475)	6.45
As of February 2, 2013	632,262	6.28	3,972,964
Granted	213,886	4.99
Vested	(210,720)	6.11
Cancelled/forfeited	(166,921)	6.26
As of February 1, 2014	468,507	5.78	2,707,970
Granted	1,157,127	4.91
Vested	(257,315)	6.22
Cancelled/forfeited	(54,404)	6.09
As of January 31, 2015	1,313,915	$4.91	$6,457,644

Employee stock purchase plan

In July 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).  A total of 2,500,000 shares were reserved for issuance under the 2010 Purchase Plan which replaced the 2001 Purchase Plan as of January 1, 2011.  The 2010 Purchase Plan is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee thereof will deem appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offerings that have commenced to date under the 2010 Purchase Plan, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower. The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering. These terms will automatically apply to future offerings under the 2010 Purchase Plan unless modified by the Board or a committee thereof.

During fiscal 2015, 2014 and 2013, 626,966, 618,670 and 887,723 shares of our common stock were purchased at an average price of $3.89, $4.16 and $4.72 per share, respectively.  As of January 31, 2015, we had issued 2,815,810 of the 2,500,000 shares of common stock reserved for issuance under the 2010 Purchase Plan. Consequently, during fiscal 2015, we issued 315,810 shares in excess of the shares reserved of 2,500,000 under the 2010 Purchase Plan, circumstance of which are described below.

During the first quarter of fiscal 2016, we discovered that we inadvertently sold shares of our common stock to our employees during fiscal 2015 in excess of the shares of common stock authorized to be issued under our 2010 Purchase Plan. As a result, we may have failed to comply with the registration or qualification requirements of the federal securities law. Certain purchasers of the shares that were issued in excess of the shares authorized under our 2010 Purchase Plan may have the right to rescind their purchases from us for an amount equal to the purchase price paid for shares, plus interest from the date of purchase. These shares were treated as issued and outstanding for financial reporting purposes as of the original date of issuance. We intend to make a registered rescission offer in fiscal 2016 to eligible participants who purchased shares in the last twelve months.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 24, 2015, there were approximately 102,078 shares issued to participants in the 2010 Purchase Plan in the past twelve months that continued to be held by the original purchasers of such shares which may be subject to the recession rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. We have reclassified the aforementioned amount out of additional-paid-in-capital into accrued compensation and related benefits on the consolidated balance sheet. However, we have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our consolidated financial statements.

We are also evaluating the potential impact to our employees, including potential tax consequences, for issuing shares in excess of the number of shares reserved under our 2010 Purchase Plan. We may incur additional costs associated with any potential tax consequences and have accrued $0.4 million of expense associated with these additional costs which were recorded in accrued compensation and related benefits in the accompanying consolidated balance sheet.

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

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
Stock options	January 31, 2015	February 1, 2014	February 2, 2013

Expected volatility	42.72%	46.91%	51.31%
Risk-free interest rate	1.63%	1.44%	0.92%
Expected term (in years)	5.11	5.18	5.87
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.80	$2.36	$2.77

	Fiscal Years Ended
Employee stock purchase plan	January 31, 2015	February 1, 2014	February 2, 2013

Expected volatility	50.05%	38.92%	37.84%
Risk-free interest rate	0.08%	0.10%	0.13%
Expected term (in years)	0.50	0.50	0.49
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.67	$1.27	$1.47

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option and employee stock purchase plan right awards is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based payment awards and vesting schedules.  The expected term of employee stock purchase rights is the period of time remaining in the current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption that we will not pay dividends in the future. Stock-based compensation expense related to purchases of common stock under the 2010 Purchase Plan for fiscal 2015, 2014 and 2013 was $0.8 million, $0.7 million and $1.3 million, respectively.

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Cost of revenue	$190	$267	$487
Research and development	3,147	3,381	5,740
Sales and marketing	979	1,275	1,811
General and administrative	1,963	1,891	2,557
Total stock-based compensation	$6,279	$6,814	$10,595

Shares reserved for future issuance

We had the following shares of common stock reserved for future issuance upon exercise or issuance of equity instruments at January 31, 2015:

Shares Reserved

Stock options outstanding	3,768,058
Authorized for future grants under stock incentive plans	505,182
Restricted stock units outstanding	1,313,915
Shares reserved for future issuance	5,587,155

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $17,500 in calendar year 2014.  Employees age 50 or over may elect to contribute an additional $5,500.  Through December 1, 2012, we sponsored a matching contribution program whereby we matched contributions made by each employee at a rate of $0.25 per $1.00 contributed.  The matching program was suspended effective December 1, 2012. The matching contributions we made to the 401(k) tax deferred savings plan totaled zero, zero and $0.8 million for fiscal 2015, 2014 and 2013, respectively.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2014, the annual base is capped at RMB 15,108 per employee.  During fiscal 2015, 2014 and 2013, we made matching contributions of $2.1 million, $2.1 million and $1.1 million, respectively.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retirement pension plans

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a discretionary matching contribution program whereby we contribute 4.5% of our employee’s annual salary.  We made matching contributions to this plan of $0.2 million per year during fiscal 2015, 2014 and 2013.

We contribute to a government managed labor pension fund for the benefit of qualified employees who are based in Taiwan.  Under this plan, Taiwan based employees may elect to reduce their current annual taxable compensation up to 6% of their annual salary and we are required to match 6% of their annual salary. We made matching contributions to this plan of $0.1 million per year during fiscal 2015, 2014 and 2013.

Related to our acquisition of our DTV business in May 2012, we added operations in Waalre, The Netherlands. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Netherlands. Under the current plan, employees contribute 1.7% of their annual pensionable salary to the plan and we match 22% of their annual pensionable salary.  During fiscal 2015, 2014 and 2013, we made matching contributions of $0.3 million, $0.4 million and $0.2 million to this plan, respectively.

Related to our acquisition of our DTV business in May 2012, we added operations in Freiburg, Germany. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Germany. Under the current plan, we have a discretionary matching contribution program whereby we contribute 4% of our employees' annual salary.  We made matching contributions to this plan of less than $0.1 million per year during fiscal 2015 and 2014 and zero contributions during fiscal 2013.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of January 31, 2015, we have an accrued severance liability of $0.9 million offset by $0.8 million of severance employee funds.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, we distinguish between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 9, during fiscal 2015, 2014 and 2013, we adopted restructuring plans resulting in employee termination costs of $1.1 million, $1.7 million and $2.2 million, respectively, which are recorded in restructuring costs in the accompanying consolidated statements of operations.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          Income taxes

Loss before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

United States	$1,641	$6,694	$(5,274)
International	(18,349)	(14,793)	(75,747)
Total	$(16,708)	$(8,099)	$(81,021)

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current
Federal	$(586)	$1,116	$(162)
State	73	18	15
Foreign	5,164	(2,324)	8,496
Total current	4,651	(1,190)	8,349
Deferred:
Federal	-	2,762	15,932
Foreign	342	1,378	(3,534)
Total deferred	342	4,140	12,398
Provision for income taxes	$4,993	$2,950	$20,747

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Net operating loss	$4,146	$4,999
Investment impairment	1,602	1,704
Allowance, reserve and other	5,652	6,700
Depreciation	1,040	1,222
Tax credits	9,396	6,642
Stock-based compensation	7,738	9,661
Total gross deferred tax assets	29,574	30,928
Valuation allowance	(25,909)	(26,479)
Total net deferred tax assets	3,665	4,449
Deferred tax liabilities:
Unrealized foreign exchange loss	(501)	-
Acquired intangibles and other	101	(842)
Net deferred tax assets	$3,265	$3,607

We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of our deferred tax assets. During the third quarter of fiscal 2013, we concluded it was necessary to establish a valuation allowance for certain deferred tax assets (DTA) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that certain Federal DTAs would not be recognized. As of January 31, 2015, we continue to maintain a full valuation allowance against our US Federal and California deferred tax assets and a partial valuation allowance against foreign net operating losses. However, as a result of our continued efforts to reduce expenses and improve efficiency, competitiveness and profitability, it is possible that our net deferred tax assets will become realizable and a valuation allowance may no longer be needed. The valuation allowance decreased by approximately $0.6 million in fiscal 2015.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2015, net operating loss carry forwards amounted to approximately $11.9 million and $35.9 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2015 through 2035. Of the total net operating loss carryover, the tax effect of $18.9 million federal and $3.4 million state losses will be recorded to additional paid-in capital when utilized in the future. We also had federal and state research credit carryovers of $17.7 million and $18.3 million, respectively. Federal research credits will start expiring from fiscal 2019. The state research credit has no expiration. Of the total research credit carryover, the tax effect of $12.8 million federal and $2.3 million state credits will be recorded to additional paid-in capital when utilized in the future. We also have $12.9 million of foreign operating loss carry forwards through the acquisition of a foreign operation.

Net operating losses and tax credit carry forwards as of January 31, 2015 are as follows (in thousands):

	Amount	Range of Expiration Years

Net operating losses, federal	$11,875	Through 2033
Net operating losses, state	35,879	Through 2035
Net operating losses, foreign	12,947	Indefinite
Tax credits, federal	17,728	Through 2035
Tax credits, state	$18,336	Indefinite

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Computed at federal statutory rate of 35%	$(5,848)	$(2,835)	$(28,357)
State taxes provision, net of federal benefit	47	12	10
Uncertain tax positions	(347)	253	219
Difference between statutory rate and foreign effective tax rate	12,252	5,316	31,469
Stock-based compensation expense	819	2,769	2,391
Change in federal valuation allowance	(835)	(1,933)	16,704
Tax credits	(1,563)	(561)	(1,516)
Other	468	(71)	(128)
Total	$4,993	$2,950	$20,747

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the balance of unrecognized tax benefits as of January 31, 2015 are $7.4 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Beginning balance	$17,439	$26,743	$22,389
Additions based on tax positions related to the current year	1,373	2,772	4,616
Additions for tax positions of prior years	718	575	283
Reductions for tax positions of prior year	(61)	(7,139)	(252)
Settlements	-	(5,175)	-
Lapse of status of limitation	(3,965)	(337)	(293)
Ending balance	$15,504	$17,439	$26,743

We have adopted the accounting policy that interest and penalties recognized are classified as part of our income taxes.  In fiscal 2015, we reduced our accrual of such interest and penalties expense by $0.1 million.  In fiscal 2014, we reduced our accrual of such interest and penalties expense by $1.0 million.  As of January 31, 2015 and February 1, 2014, the balance of such accrued interest and penalties was $0.2 million and $0.3 million, respectively.

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

Our tax filings for the fiscal years from 1991 to 2014 remain open in various taxing jurisdictions. We do not anticipate that our unrecognized tax benefit will change significantly in the coming fiscal year.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $26.8 million of undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2015. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Our acquired Israeli subsidiary, Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.), was granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments in 2008 and 2009, and in 2013 which took effect in fiscal 2014. Sigma Designs Israel’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate for an additional period of eight years.  The impact of this tax holiday was to increase net income by approximately $6.1 million, or $0.18 per diluted share, in fiscal 2015, $3.1 million, or $0.09 per diluted share, in fiscal 2014, and $3.4 million, or $0.10 per diluted share, in fiscal 2013.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our net revenue is derived principally from the sales of integrated semiconductor solutions, which we sell across all of our target markets. Smart TV products consist of a range of platforms that are based on highly integrated chips, embedded software, and hardware reference designs. Media Connectivity products consist of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. Set-top Box products consist of connected media processors and players delivering IP streaming video, including hybrid versions of these products. IoT Devices consist of our wireless Z-Wave chipsets and modules.

Our License and other markets includes revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from our licensing activities comprises the majority of this category. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories; that revenue is not significant as it represented 0.7%, 0.9% and 0.2% of our total net revenue for fiscal 2015, 2014, and 2013, respectively.

Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. We resolved to change the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

Starting with the first quarter of fiscal 2014, we have defined the Smart TV market (previously referred to as our DTV market) to include all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing. We also consolidated the prosumer and industrial audio/video market into the Smart TV market as the majority of demand accruing from these sales is represented in the Smart TV market. Also starting with the first quarter of fiscal 2014, we have defined the Set-top Box target market to include all set-top box products delivering IP streaming video, including hybrid versions of these products, and we eliminated the connected media player market as a separate revenue target market as the majority of demand accruing from these sales is represented in the Set-top Box market. All prior-period amounts have been adjusted retrospectively to reflect our target market changes.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth net revenue attributable to each target market (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Smart TV	$48,929	$49,600	$76,614
Media Connectivity	77,305	72,927	79,492
Set-top Box	24,458	38,483	42,205
IoT Devices	31,437	20,704	12,342
License and other	6,184	17,479	5,960
Net revenue	$188,313	$199,193	$216,613

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Asia	$152,571	$144,483	$150,658
North America	20,746	28,795	17,006
Europe	12,012	22,262	41,283
Other Regions	2,984	3,653	7,666
Net revenue	$188,313	$199,193	$216,613

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

China, including Hong Kong	$70,513	$95,009	$112,915
Thailand	40,703	24,490	5,281
Taiwan	24,346	12,479	14,192
United States	20,587	27,875	14,771
Hungary	363	12,531	31,044
Rest of the world	31,801	26,809	38,410
Net revenue	$188,313	$199,193	$216,613

Our long-lived assets consist primarily of our software, equipment, and leasehold improvements.

The following table sets forth our long-lived assets by geographic region based on the location of the asset (in thousands):

	Fiscal Years Ended
	January 31, 2015	February 1, 2014

United States	$7,889	$8,044
Singapore	10,499	14,999
All other countries	3,206	4,046
Total long-lived assets	$21,594	$27,089

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Benchmark Electronics	13%	*	*
TP Vision	*	*	14%
Flextronics	*	*	12%

*Accounted for less than 10% of our net revenue.

Net revenue from Benchmark Electronics was primarily generated through the Media Connectivity market. As of January 31, 2015, three customers accounted for approximately 16%, 12%, and 10% of net accounts receivable. As of February 1, 2014, four customers accounted for approximately 15%, 12%, 11% and 10% of net accounts receivable.

16.          Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Fiscal Quarters Ended
	January 31, 2015	November 1, 2014	August 2, 2014	May 3, 2014	February 1, 2014	November 2, 2013	August 3, 2013	May 4, 2013

Net revenue	$54,846	$53,784	$42,810	$36,873	$38,497	$54,394	$53,762	$52,540
Gross profit	26,720	26,512	21,889	20,225	22,046	31,083	28,066	26,946
(Loss) income from operations	(2,343)	(1,296)	(5,795)	(8,443)	(5,079)	1,454	(1,847)	(4,100)
Net (loss) income	(3,610)	(557)	(7,620)	(9,914)	1,253	(2,978)	(4,791)	(4,533)
Basic and diluted net (loss) income per share	$(0.10)	$(0.02)	$(0.22)	$(0.29)	$0.04	$(0.09)	$(0.14)	$(0.13)

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

As of January 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2015.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of January 31, 2015.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of January 31, 2015.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an update on internal control, 2013 Internal Control – Integrated Framework. This update provides changes from the pre-established guidance within the 1992 internal control framework primarily encompassing the following: (i) codification of principles that support the five components of internal control, (ii) clarification of the role of objective-setting in internal control, (iii) enhanced focus on technology and related control structures, (iv) enhanced information on governance conceptual frameworks, (v) expansion of the reporting categories of objectives, (vi) enhanced anti-fraud expectations and (vii) increased focus on non-financial reporting objectives. We adopted the 2013 Internal Control – Integrated Framework during the fiscal year ended January 31, 2015 in conducting our assessment of internal control over financial reporting. The adoption of said framework did not materially impact our internal control over financial reporting or the aforementioned conclusions regarding its effectiveness.

ITEM 9B.    OTHER MATTERS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2015 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2015 Director Compensation,” which will appear in the 2015 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2015 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2015 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2015 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	98

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 15th day of April, 2015.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	President, Chief Executive Officer and Director	April 15, 2015
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	April 15, 2015
Elias N. Nader	(Principal Financial and Accounting Officer)

/s/ Mark J. Bonney	Director	April 15, 2015
Mark J. Bonney

/s/ Tor Braham	Director	April 15, 2015
Tor Braham

/s/ J. Michael Dodson	Lead Independent Director	April 15, 2015
J. Michael Dodson

/s/ Martin Manniche	Director	April 15, 2015
Martin Manniche

/s/ Pete Thompson	Director	April 15, 2015
Pete Thompson

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance Beginning of Period	Additions: Provision for (Recovery of)	Deductions: (Write-offs) Recoveries of	Balance End of Period
Allowance for returns, doubtful accounts and discounts:	(in thousands)
Fiscal Years
2013	$537	$(158)	$(84)	$295
2014	295	98	(93)	300
2015	$300	$1,257	$(55)	$1,502

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	Lease Agreement dated December 27, 2014 by and between Sigma Designs, Inc. and PLDSPE LLC.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on December 31, 2014.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.	First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 12, 2012.

10.7*	Sigma Designs 2010 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Filed herewith.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRLTaxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Indicates management contract or compensatory plan or arrangement.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.