Form 10-K/A
period 2015-01-31
SIGMA DESIGNS INC
filed 2015-06-01
CIK 790715

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

There were 35,559,320 shares of the registrant’s Common Stock outstanding on May 15, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 15, 2015, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 15, 2015) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 1, 2015 are as set forth below:

Name	Age	Position
Mark J. Bonney (1)(3)	61	Director
Tor R. Braham (1)(3)	57	Director
J. Michael Dodson (1)(2)(3)	54	Director
Martin Manniche (2)	47	Director
Pete Thompson (2)	46	Director
Thinh Q. Tran	61	Director, President and Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Mark J. Bonney has served as a member of our Board of Directors since August 2012. Mr. Bonney has served as President and Chief Executive Officer of MRV Communications, a supplier of packet and optical solutions, since December 2014. From August 2014 to December 2014, Mr. Bonney served as Executive Vice President and Chief Financial Officer of MRV Communications. From January 2013 to August 2013, Mr. Bonney served as the President and Chief Executive Officer of On Board Advisors, LLC, a strategic and financial advisory firm. From March 2010 to December 2012, Mr. Bonney served as Executive Vice President and Chief Financial Officer of Direct Brands, Inc., a direct to consumer media company. From February 2008 to March 2010, Mr. Bonney served as Vice President and the General Manager of the Authentication Solutions Group of JDS Uniphase Corporation, an optical technologies and telecommunications firm. From June 2005 until its sale to JDSU in February 2008, Mr. Bonney served as Executive Vice President and Chief Financial Officer of American Bank Note Holographics, Inc., an optical security devices company. Mr. Bonney also served as an outside director and chairman of the audit committee of ABNH from February 2003 until June 2005. From August 1999 to March 2002, Mr. Bonney was President and COO of Axsys Technologies, Inc. a manufacturer of components and subsystems used in aerospace, defense, data storage, medical and other high technology markets. From March 1993 to August 1999, Mr. Bonney was the Chief Financial Officer of Zygo Corporation, a manufacturer of metrology measurement and control systems and optical components. Mr. Bonney also serves as a director of MRV Communications and Zix Corporation. Mr. Bonney received a BS in Business Administration from Central Connecticut State University and a MBA in Finance from the University of Hartford.

Mr. Bonney’s public company financial and operational experience enables him to provide our Company with valuable financial and executive insights. In addition, Mr. Bonney’s knowledge of corporate governance practices makes him well suited to serve as a member of our Company’s Corporate Governance and Nominating Committee.

Tor R. Braham joined the Board in June 2014. Mr. Braham served as Managing Director and Global Head, Technology, Mergers and Acquisitions for Deutsche Bank Securities, an international financial service group, from 2004 until 2012. Prior to that, he served as Managing Director and Co-head, West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an international financial services group, from October 2000 until 2004. Prior to that, Mr. Braham was an investment banker with UBS Securities and a lawyer at a prominent Silicon Valley law firm. Mr. Braham also serves on the board of directors of NetApp, Inc. Mr. Braham earned a B.A. degree in English from Columbia College and a J.D. degree from New York University School of Law.

Mr. Braham brings to our Company extensive financial expertise as well as knowledge of the technology industry. We believe Mr. Braham’s experience as an investment banker and lawyer to technology companies, Mr. Braham has a strong understanding of the challenges facing technology companies.

J. Michael Dodson has served as a member of our Board of Directors since July 2013 and as our Lead Independent Director since January 2014. Mr. Dodson has served as Chief Operating Officer and Chief Financial Officer of Mattson Technology, Inc., a semiconductor wafer processing equipment manufacturing company, since October 2012 having joined Mattson in October 2011 as Executive Vice President and Chief Financial Officer in October 2011. Prior to joining Mattson, Mr. Dodson served as Senior Vice President and Chief Financial Officer at DDi Corp., a provider of printed circuit board engineering and manufacturing services, from January 2010 until October 2011. Before joining DDi Corp., Mr. Dodson served as the CFO for three global public technology companies and Chief Accounting Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young. Mr. Dodson holds a B.B.A. degree from the University of Wisconsin-Madison.

Mr. Dodson’s public company financial and operational experience enables him to provide our Company with valuable financial and executive insights. In addition, Mr. Dodson’s experience within the semiconductor industry provides additional industry experience that can assist the Board in managing the strategic direction of our Company.

Martin Manniche has served as a member of our Board of Directors since February 2014. Mr. Manniche is currently the Chairman and Chief Executive Officer of GreenWave Systems Inc., a technology development and services company, which he co-founded in September 2009. He previously served as Chief Technology Officer at Cisco Consumer Business Group from September 2005 to September 2009. Mr. Manniche also serves on the board of Telechips, a Kosdaq listed company, and has also previously held board positions at Analogix Semiconductor, Inc., Avega Systems Inc. and KiSS Technology A/S.

Mr. Manniche’s insight and industry experience enables him to provide valuable insight that will assist the Board in managing the strategic direction of our Company. In addition, Mr. Manniche’s experience at both established and start-up companies, in addition to service on other company boards, will be immensely valuable as we shape our plans for future growth and profitability.

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

There are no family relationships among any of our directors and executive officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2015, and their positions are shown below

Name	Age	Position
Thinh Q. Tran	62	President and Chief Executive Officer
Elias N. Nader	50	Chief Financial Officer
Sal Cobar	61	Vice President, Worldwide Sales and Business Development

Our Board appoints executive officers, who then serve at the Board’s discretion.

For information regarding Mr. Tran, please refer to “Board of Directors” above.

Elias N. Nader, has served as our chief financial officer since April 2014. Mr. Nader served as our interim chief financial officer from March 2013 to April 2014 and as our corporate controller from October 2012 to March 2013. Prior to joining us, Mr. Nader served as a chief financial officer consultant with various companies in Europe and the Middle East from October 2011 to September 2012. From June 2010 to September 2011, Mr. Nader served as group chief financial officer with Imperial Jet, a VIP business aircraft company based in Europe and the Middle East. From June 2005 to June 2010, Mr. Nader served as corporate controller at Dionex Corporation, a chromatography company based in Sunnyvale, California.

Sal Cobar, has served as our Vice President, Worldwide Sales and Business Development since April 2010. From April 2007 to April 2010, Mr. Cobar served as Vice President of Worldwide Sales of Silicon Image, Inc., a developer of secure cores for high definition display and distribution for the television, set-top box and consumer markets. From April 2001 to April 2007, Mr. Cobar served as Silicon Image’s Senior Director, Strategic Accounts and Americas Sales, where he was instrumental in developing and spearheading Silicon Image’s overall strategic account sales initiatives as well as leading the Americas sales team of Silicon Image. Prior to joining Silicon Image, Mr. Cobar held several strategic sales and marketing positions during his 12-year tenure at Sun Microsystems. In those positions, Mr. Cobar had management and executive responsibilities for engineering, operations and the creation and execution of new markets for network-based thin client technology. In June 1980, Mr. Cobar joined Xerox Corporation for nine years driving multiple engineering and operations initiatives.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2015.

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

Policy Prohibiting Margin Accounts, Pledges and Hedging

We believe that certain types of transactions by our insiders can lead to unintended negative consequences. For example, securities held in a margin account may be sold by a broker without the employee’s consent if the employee fails to meet a margin call. Similarly, securities pledged as collateral for a loan may be sold in foreclosure without the employee’s consent if the employee defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the shareholder is aware of material nonpublic information or otherwise is not permitted to trade in our securities, we require our officers to obtain pre-approval in writing from our compliance officer prior to entering into any pledge or margin arrangement. To date, our compliance officer has not granted approval for any such arrangement.

We have a policy in place that prohibits all employees, including officers, from directly or indirectly selling any equity security of our company if the person selling the security or his principal does not own the security sold, or if owning the security, does not deliver it against such sale within twenty days thereafter, or does not within five days after such sale deposit it in the mail or other usual channels for such a transaction. Generally, a short sale, as defined in our policy, means any transaction whereby one may benefit from a decline in our stock price. While employees who are not executive officers or directors are not prohibited by law from engaging in short sales of our securities, we believe it is inappropriate for any employees to engage in such transactions, and accordingly such transactions are prohibited by our policy. We also prohibit any employee from purchasing or selling, or making any offer to purchase or offer to sell, derivative securities relating to our securities, whether or not issued by us, such as exchange traded options to purchase or sell our securities (so called “puts” and “calls”). This policy does not prohibit the Company from granting derivative securities to our employees, such as options or restricted stock units, nor does it prohibit employees from exercising those derivative securities that are granted to them by the Company.

Board Meetings

The Board of Directors held 11 meetings during fiscal 2015. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2015.

Board Leadership Structure

Our Chairman is responsible for presiding over each Board meeting. The Chairman also serves as liaison between the Chief Executive Officer and the other directors, approves meeting agendas and schedules and notifies other members of the Board of Directors regarding any significant concerns of shareholders or interested parties of which he becomes aware. The Chairman provides advice and counsel to our Chief Executive Officer.

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

Compensation Committee

The current members of the Compensation Committee are Messrs. Dodson, Manniche and Thompson, each of whom is a non-management member of our Board of Directors. Mr. Thompson is currently the chairperson of the Compensation Committee. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices. The Compensation Committee held six meetings in fiscal 2015. Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis.” All of our directors serving on the Compensation Committee attended at least 75% of the meetings held in fiscal 2015.

Audit Committee

The Audit Committee currently consists of Messrs. Bonney, Braham, and Dodson, each of whom is a non-management member of our Board of Directors. Mr. Bonney is our audit committee financial expert as currently defined under Securities and Exchange Commission rules and is also the chairperson of the Audit Committee. The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held nine meetings in fiscal 2015. All of our directors serving on the Audit Committee attended at least 75% of the meetings held in fiscal 2015.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Braham, Bonney and Dodson. Mr. Braham serves as the chairperson of the Corporate Governance and Nominating Committee. We believe that the composition of our Corporate Governance and Nominating Committee meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors. The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company. The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held five meetings in fiscal 2015. All of our directors serving on the Corporate Governance and Nominating Committee attended at least 75% of the meetings held in fiscal 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensate our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer, our Vice President, Worldwide Sales and Business Development, who we refer to collectively as our named executive officers. In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2015 and to date in fiscal 2016.

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

Our compensation program is designed to reward the contributions of our executive officers to our overall corporate performance. In fiscal 2014 and 2015, the Committee was focused on our corporate-wide objective of operating profitably. As a result, our executive officer compensation remained relatively flat and, in some cases, declined. In late fiscal 2015, the Committee began a comprehensive evaluation of our executive compensation program to evaluate its market competiveness and to recognize the progress we had made in our business.

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

●

Equity Awards. The Committee believes that long-term equity incentives that vest over a period of time and focus executives on increasing long-term shareholder value are key retention devices for executives through use of multi-year vesting periods.

●

Executive Officer Bonus Plan. Historically, the Committee has awarded cash bonuses on a case-by-case basis in recognition of strong company performance or to reward significant individual contributions. In March 2015, the Committee adopted a cash bonus plan for executive officers and awards under such plan will be earned based on the achievement of certain company performance criteria.

●	Discretionary Cash Bonus Awards. The Committee has retained the discretion to determine individual cash bonus awards after the completion of a fiscal year.

●	General Benefits. We provide generally competitive benefits packages, such as medical, life and disability insurance, to our executives on the same terms as our other employees.

The Committee views these components of executive compensation as related, but does not believe that compensation should be derived entirely from one component. The Committee has not adopted a formal or informal policy for allocating compensation between long-term and current compensation or between cash and non-cash compensation.

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee. In fiscal 2015, the Committee’s process for establishing executive compensation was significantly influenced by our overall corporate objectives of reducing our operating expenses and returning our financial performance to profitability as it had also been the focus in fiscal 2014.

In September 2014, the Committee retained an independent compensation consultant, Radford, to assist with the compensation-determination process for all executive officers, including our Chief Executive Officer, and to conduct a comparative study of our executive compensation. The retention of an independent compensation consultant was in furtherance of the Committee’s objective to conduct a comprehensive review of our execution compensation philosophy and program. Prior to engaging Radford, the Committee had not engaged a compensation consultant since 2012 consistent with the corporate objective of reducing operating expenses to achieve profitability. In September 2014, the Committee developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size. The Committee took into account feedback provided by the management team in assessing which companies compete with us in the semiconductor and related devices industry. Based on the Committee’s approved criteria, the following companies were selected to form our peer group:

Alpha and Omega Semiconductor	Applied Micro Circuits	Audience
DSP Group	Entropic Communication	Inphi
Integrated Silicon Solution	Intermolecular	IXYS
Lattice Semiconductor	MaxLinear	NeoPhotonics
Peregrine Semiconductor	Pericom Semiconductor	Power Integrations
PLX Technology	Silicon Image	Vitesse Semiconductor
ViXS Systems

In October 2014, Radford advised the Committee that our cash and equity compensation for all of our executives was at or below the 25th percentile of our peer group. The Committee began working with Radford to develop a program that would transition our company to market competitive levels for talent within a reasonable timeframe.

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

In March 2015, the Committee completed a comprehensive review of our executive officer compensation policies and programs. This review consisted, among other things, of a review of our executive officer compensation philosophy, pay practices, the implementation of an executive incentive compensation plan, a review of market comparable data and the use of an independent compensation consultant. The Committee also used the information compiled by Radford about our peer companies’ compensation in fiscal 2015. The Committee did not set a specific benchmark to reach relative to our peer group but sought to set individual pay levels between the 25th and 50th percentile with adjustment for individual experience, the scope of the position and performance. Finally, the Committee also took into account the results of the shareholder advisory vote on our executive compensation from the 2014 annual meeting of shareholders, where the shareholders voted in favor of our executive compensation.

As a result of this review, the Committee increased the base salaries of each named executive officer, approved a bonus plan for fiscal 2016 and also amended the change in control and severance arrangements for our named executive officers each discussed further below. As a result of the changes described below for fiscal 2016, the Committee determined that executive compensation would be set at approximately its targeted objective.

Our Compensation Program Decisions

Base Salary

In early fiscal 2015, our board of directors continued to explore additional cost reduction measures to better align our operating expense levels with our revenue. As a result, the Committee determined to maintain the base salary of both our Chief Executive Officer and Senior Vice President of Worldwide Sales and Business Development. In April 2014, however, we promoted our chief financial officer from Interim Chief Financial Officer to Chief Financial Officer. In connection with this change, we increased the base salary of our Chief Financial Officer from $250,000 to $275,000.

In March 2015, after completing a comprehensive review of executive officer compensation policies and programs as discussed above, the Committee approved the following changes to our executive officers’ annual base salaries:

●	For our President and Chief Executive Officer, annual base salary was changed from $364,500 to $375,400, a three percent increase;

●	For our Chief Financial Officer, annual base salary was changed from $275,000 to $283,300, a three percent increase; and

●

For our Senior Vice President of Worldwide Sales and Business Development, annual base salary was changed from $187,200 to $279,200, a 49% increase. This change in annual base salary was a result of the Committee’s decision to shift a significant amount of variable compensation previously based on sales commissions into base salary. As a result of these changes, the aggregate increase in total cash compensation is expected to be less than three percent compared to the prior fiscal year.

Equity Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock option grants and our employee stock purchase program. We did not grant any equity awards to executive officers in fiscal 2015 while we continued to focus on achieving profitability while evaluating our compensation program generally. In March 2015, the Committee approved a restricted stock unit award of 25,000 shares to our President and Chief Executive Officer; a restricted stock unit award of 22,000 shares to our Chief Financial Officer; and a restricted stock unit award of 22,000 shares to our Senior Vice President, Chief Marketing and Sales Officer. All of the restricted stock unit awards vest over a two-year period, with one-half of the total number of shares vesting on the one-year anniversary from the date of grant, and the remaining shares vesting in equal quarterly installments thereafter. The Committee considered the proposed equity awards were at the 25th percentile of our peer group in both competitive market value and percentage of the company. The Committee granted these equity awards in recognition of our corporate performance in fiscal 2015, the individual contributions made by each of our executive officers and to bring the equity incentives of our executive officers more in line with our peer group practices. The Committee applied a two-year vesting schedule to these awards in order to incent our executive officers to increase shareholder value over a longer period of time and as a retention device.

Executive Officer Bonus Plan

In fiscal 2015, the Committee did not adopt a cash incentive plan as the Committee was focused on aligning its operating expense levels with revenue. In March 2015, the Committee approved a Fiscal 2016 Executive Officer Bonus Plan (the “Bonus Plan”), in which each of our executive officers is eligible to participate. The material terms of the Bonus Plan are as follows:

●

Annual bonuses are earned and paid based on achievement against annual goals. The specific annual goals are based on achieving or exceeding certain operation income targets, as well as individual performance metrics specific to the executive’s role within the Company. These targets are designed to implement a pay-for-performance culture at the Company.

●	Executive officers will be eligible to earn cash bonuses upon the attainment of both financial and operational performance objectives.

●	Payouts under the Bonus Plan will be based on the level of attainment of the specified objectives.

●	For our Chief Executive Officer, the total target cash bonus amount is 75% of base salary, or $281,550.

●	For our Chief Financial Officer, the total target bonus amount is 45% of base salary, or $127,485.

●	For the Company’s Senior Vice President of Worldwide Sales and Business Development, the total target bonus amount is 45%, or $125,640, which includes the sales commission plan described below.

Discretionary Cash Bonus Awards

The Committee, from time to time, may award discretionary cash bonuses to our executive officers. In April 2015, the Committee approved a cash bonus award of $50,000 to the Company’s President and Chief Executive Officer and a cash bonus award of $25,000 to the Company’s Chief Financial Officer. The Committee determined that our Vice President of Worldwide Sales and Corporate Development was compensated for his performance in fiscal 2015 through his sales commission plan; and therefore, did not award a discretionary cash bonus to him.

Sales Commission Plan

In fiscal 2015, our Vice President of Worldwide Sales and Corporate Development was compensated under a sales commission plan in addition to his base salary. For fiscal 2016, our Vice President of Worldwide Sales and Corporate Development will be compensated for performance under a sales commission plan and will also be eligible to receive a bonus under our Bonus Plan. We believe it was in the best interest of our shareholders to incent our Vice President of Worldwide Sales and Corporate Development with sale performance goals as well as further align his interest with those of the Company and the other executive officers.

Change in Control Benefits

In connection with its comprehensive review of our executive officer compensation program, the Committee also reviewed the change in control and severance arrangements currently in place with executive officers and approved the following changes:

For our Chief Executive Officer, we will pay 12 months of base salary and benefits if terminated under specific circumstances prior to a change in control. If our Chief Executive Officer is terminated under specified circumstance within 18 months following a change in control, then our Chief Executive Office will be paid severance equal to 18 months of his base salary and benefits, and will have all outstanding equity awards vest in full.

For our Chief Financial Officer and our Senior Vice President of Worldwide Sales and Business Development, we will pay six months of base salary and benefits if terminated under specific circumstances prior to a change in control. If such officer is terminated under specified circumstance within 18 months following a change in control, then he will be paid severance equal to 12 months of his base salary and benefits, and will have all outstanding equity awards vest in full.

The Committee determined that these changes were advisable to bring our change in control and severance arrangements more in line with our peer group and to serve as a stronger retention device for our executive officers.

General Benefits

In addition to the compensation opportunities we describe above, we also provide our executive officers and other employee benefits such as medical insurance, life and disability insurance and our 401(k) Savings/Retirement Plan, in each case on the same basis as other employees.

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

Fiscal 2015 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Thinh Q. Tran	2015	363,847	50,000	__	__		2,262	(2)	416,109
President and Chief Executive Officer	2014	368,048	__	__	__		7,322	(3)	375,370
	2013	539,423	__	__	__		11,876	(4)	551,299

Elias N. Nader	2015	270,798	25,000	__	__		966	(5)	296,764
Chief Financial Officer	2014	215,865	__	233,750	25,000		966	(5)	475,581

Sal Cobar	2015	186,840	__	__	208,485	(6)	885	(7)	396,210
Vice President, Worldwide Sales and Business Development	2014	180,000	__	__	180,157	(6)	2,566	(8)	362,723
	2013	204,000	__	__	193,181	(6)	5,936	(9)	403,117

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

(2)	Represents $2,262 paid for group term life insurance.
(3)	Represents $2,772 paid for group term life insurance and $4,550 paid for employer match on health savings account.
(4)

Represents $6,560 paid as reimbursement for country club dues and related costs, $3,510 paid for 401K match and $1,806 for group term life insurance. The Company ceased reimbursement of country club dues and related costs in September 2012 and did not pay for tax planning services in fiscal 2013.

(5)	Represents $966 paid for group term life insurance.
(6)	Represents amounts paid for sales commissions.
(7)	Represents $885 paid for group term life insurance.
(8)	Represents $2,566 paid for group term life insurance.
(9)	Represents $4,130 paid for 401K match and $1,806 for group term life insurance.

Fiscal 2015 Grants of Plan-Based Awards Table

There were no plan-based awards granted to the named executive officers during the year ended January 31, 2015.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of January 31, 2015:

	Option Awards						Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Thinh Q. Tran	9,041		-		11.06	8/25/16	-		-
President and Chief Executive Officer	110,959		-		11.06	8/25/16	-		-
	100,000		-		41.58	2/11/18	-		-
	87,500				10.87	11/3/18	-		-
	87,500		-		11.09	2/6/19	-		-
	150,000		-		10.59	1/26/20	-		-
	-		-		-		14,189	(5)	90,242
	-		-		-		25,000	(6)	159,000

Elias N. Nader	7,500		7,500		4.59	5/31/2023			-
Chief Financial Officer							18,750	(7)	119,250
							4,375	(8)	27,825
Sal Cobar	76,000	(2)	4,000	(2)	11.74	4/19/20	-		-
Vice President, Worldwide Sales and Business Development							5,000	(6)	31,800

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Exercisable as to 20% of the shares on the first anniversary of 4/19/10, with the remaining shares vesting ratably each month thereafter over the following four years.

(3)	Stock awards listed consist only of time-based shares (also called "restricted stock award") which will be converted into our common stock upon vesting.

(4)

The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $6.36 on January 30, 2015, the last trading day of fiscal 2015, as reported on the NASDAQ Global Market.

(5)	This restricted stock award was granted on December 14, 2010 and vests over five years. 20% of the award vested on 12/14/2011 and 1/5th of the award vests annually thereafter.

(6)	This restricted stock award was granted on December 2, 2011 and vests over four years. 25% of the award vested on 12/02/2012 and 1/4th of the award vests annually thereafter.

(7)	This restricted stock award was granted on December 30, 2013 and vests over four years in equal annual installments.

(8)	This restricted stock award was granted on October 25, 2012 and vests over four years in equal annual installments.

Fiscal 2015 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(1)
Thinh Q. Tran
President and Chief Executive Officer	39,189	177,215

Elias N. Nader
Chief Financial Officer and Secretary	10,625	56,994

Sal Cobar
Vice President, Worldwide Sales and Business Development	5,000	21,850

(1)

The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the NASDAQ Global Market multiplied by the number of shares vested.

Fiscal 2015 Director Compensation

The compensation we pay our non-employee directors is reviewed by our compensation committee and ultimately approved, taking into account information from our Compensation Committee, by our full Board of Directors, which includes one employee director.

 We have established a cash compensation program for our non-employee directors. In fiscal 2015, each non-employee director was entitled to the following cash compensation (each retainer is paid quarterly):

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

In connection with their initial election to the Board of Directors, Messrs. Braham and Manniche each received an initial grant of restricted stock units, or RSUs, with the following terms: (i) a number of restricted stock units equal to $225,000 divided by the price per share of our Common Stock on the date of grant, which was the respective date of appointment to the Board; (ii) the RSU will vest in equal annual installments over two years upon the earlier of the date of grant or the date of the applicable years annual meeting of shareholders; and (iii) such vesting shall fully accelerate upon a change in control of the Company.

Each non-employee director who was re-elected to the Board received RSUs with the following terms: (i) a number of restricted stock units equal to $75,000 divided by the price per share of our Common Stock on the date of grant; (ii) the RSU will vest on the earlier of the one year anniversary from the date of grant or the date of the 2015 annual meeting; and (iii) such vesting shall fully accelerate upon a change in control of the Company. We anticipate granting equity awards to our non-employee directors following our annual meeting each year in such amounts to be determined by the Board at that time.

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2015:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Mark Bonney	70,000	75,000	145,000
Tor R. Braham	31,806	224,998	256,804
J. Michael Dodson	60,000	75,000	135,000
Martin Manniche	47,321	224,998	272,319
Pete Thompson	60,000	75,000	135,000

(1)	The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors.

(2)

Amounts listed in this column represent the aggregate grant date fair value of awards granted for the corresponding fiscal year and calculated in accordance with FASB ASC 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions for this expense, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the corresponding fiscal year. There can be no assurance that awards will vest (in which case no value will be realized by the individual) or that the value on vesting will approximate the compensation expense recognized by us.

(3)	Our non-employee directors who served during fiscal 2015 held restricted stock units as of January 31, 2015 as follows:

Director	Restricted Stock Units
Mark Bonney	25,089
Tor R. Braham	50,111
J. Michael Dodson	38,710
Martin Manniche	45,918
Pete Thompson	41,016

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2015 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

J. Michael Dodson
Martin Manniche
Pete Thompson, Chair

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of May 15, 2015 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our Common Stock. Applicable percentage ownership is based on 35,559,320 shares of our Common Stock outstanding on May 15, 2015.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder
Dimensional Fund Advisors LP (2)	2,448,026	6.9%

Named Executive Officers, Directors and Nominees for Director
Thinh Q. Tran (3)	1,694,725	4.7
Elias N. Nader (4)	77,878	*
Sal Cobar (5)	111,073	*
Mark Bonney	25,089	*
Tor Braham (6)	25,055	*
J. Michael Dodson	60,138	*
Martin Manniche	45,918	*
Pete Thompson	64,750	*
All directors and executive officers as a group (8 persons) (7)	2,104,626	5.8

*Represents less than 1% of our Common Stock.

(1)

The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on information contained in Amendment No. 2 to Schedule 13G which was filed by this shareholder pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, on February 5, 2015. The address of this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(3)

Includes 545,000 shares issuable upon exercise of outstanding options which are exercisable within 60 days of May 15, 2015, 1,130,725 shares of Common Stock held by Thinh Q Tran’s family trust and 19,000 shares of Common Stock held by his two children’s trusts (9,500 shares each). Mr. Tran disclaims beneficial ownership of Common Stock held by these trusts.

(4)	Includes 15,000 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2015.
(5)	Includes 80,000 shares issuable upon the exercise of outstanding options which are exercisable within 60 days of May 15, 2015.
(6)	Consists of a right to acquire 25,055 shares upon the settlement of restricted stock units within 60 days of May 15, 2015.
(7)

Includes the right to acquire 25,055 shares upon the settlement of restricted stock units within 60 days of May 15, 2015 and 640,500 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2015.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	2,889,268	$12.55	505,182	(2)
Equity Compensation Plans not approved by security holders	329,118	$3.89	---
Totals	3,218,386	$11.70	505,182	(2)

(1)	Consists of securities remaining available for future issuance under Sigma’s 2009 Stock Incentive Plan and 2010 Employee Stock Purchase Plan.

(2)	Does not include up to 648,106 shares of Common Stock subject to outstanding awards under our 2001 Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has determined that each of Messrs. Bonney, Braham, Dodson, Manniche and Thompson is an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino LLP for each of our last two fiscal years.

	2015	2014
Audit fees (1)	$996,340	904,922
Tax-related fees (2)	169,255	130,730
Total	$1,165,595	1,035,652

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

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm. In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all audit and audit related services. All of the services in fiscal 2014 and 2015 were pre-approved by the Audit Committee. The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 1st day of June 2015.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thinh Q. Tran	President and Chief Executive Officer	June 1, 2015
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	June 1, 2015
Elias N. Nader	(Principal Financial and Accounting Officer)

*	Director	June 1, 2015
Mark J. Bonney

*	Director	June 1, 2015
Tor Braham

*	Lead Independent Director	June 1, 2015
J. Michael Dodson

*	Director	June 1, 2015
Martin Manniche

*	Director	June 1, 2015
Pete Thompson

*/s/Thinh Q. Tran	June 1, 2015
Thinh Q. Tran, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4*	Lease Agreement dated December 27, 2014 by and between Sigma Designs, Inc. and PLDSPE LLC.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on December 31, 2014.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.	First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 12, 2012.

10.7*	Sigma Designs 2010 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

21.1	Subsidiaries of the Registrant.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Previously filed.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Previously filed.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.3	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.4	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

101.INS	XBRL Instance.	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema.	Previously filed.

101.CAL	XBRLTaxonomy Extension Calculation.	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition.	Previously filed.

101.LAB	XBRL Taxonomy Extension Labels.	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation.	Previously filed.

*	Indicates management contract or compensatory plan or arrangement.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.