Form 10-Q
period 2015-05-02
SIGMA DESIGNS INC
filed 2015-06-09
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of June 2, 2015, the Company had 35,498,649 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 2, 2015

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 2, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$69,334	$83,502
Short-term marketable securities	8,448	6,347
Restricted cash	400	400
Accounts receivable, net of allowances of $1,689 as of May 2, 2015 and $1,502 as of January 31, 2015	31,562	26,415
Inventory	24,446	20,445
Deferred tax assets	3,386	3,319
Prepaid expenses and other current assets	9,110	8,805
Total current assets	146,686	149,233

Long-term marketable securities	9,176	4,249
Software, equipment and leasehold improvements, net	20,612	21,594
Intangible assets, net	23,190	24,642
Deferred tax assets, net of current portion	587	687
Long-term investments, net of current portion	3,268	3,267
Other non-current assets	1,656	1,661
Total assets	$205,175	$205,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,094	$21,207
Accrued compensation and related benefits	7,952	6,806
Accrued liabilities	17,460	22,894
Total current liabilities	48,506	50,907

Income taxes payable	8,037	7,573
Long-term deferred tax liabilities	635	741
Other long-term liabilities	2,521	2,822
Total liabilities	59,699	62,043

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 40,093,404 issued and 35,434,261 outstanding as of May 2, 2015 and 39,973,689 issued and 35,314,546 outstanding as of January 31, 2015	496,149	493,550
Treasury stock, at cost, 4,659,143 shares as of May 2, 2015 and January 31, 2015	(88,198)	(88,198)
Accumulated other comprehensive loss	(1,142)	(1,111)
Accumulated deficit	(261,333)	(260,951)
Total shareholders’ equity	145,476	143,290
Total liabilities and shareholders’ equity	$205,175	$205,333

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	May 2, 2015	May 3, 2014

Net revenue	$55,912	$36,873
Cost of revenue	26,564	16,648
Gross profit	29,348	20,225
Operating expenses
Research and development	16,313	17,103
Sales and marketing	5,811	5,450
General and administrative	5,772	5,031
Restructuring costs	9	974
Impairment of IP, mask sets and design tools	33	110
Total operating expenses	27,938	28,668
Income (loss) from operations	1,410	(8,443)
Interest and other income (expense), net	671	(52)
Income (loss) before income taxes	2,081	(8,495)
Provision for income taxes	2,463	1,419
Net loss	$(382)	$(9,914)
Net loss per common share:
Basic	$(0.01)	$(0.29)
Diluted	$(0.01)	$(0.29)
Shares used in computing net loss per share:
Basic	35,395	34,367
Diluted	35,395	34,367

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014

Net loss	$(382)	$(9,914)

Other comprehensive (loss) income:
Currency translation adjustments, net of $0 tax during the three months ended May 2, 2015 and May 3, 2014	(12)	208
Unrealized (losses) gains on marketable securities, net of $0 tax during the three months ended May 2, 2015 and May 3, 2014	(19)	46
Other comprehensive (loss) income	(31)	254

Comprehensive loss	$(413)	$(9,660)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities
Net loss	$(382)	$(9,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,294	5,412
Stock-based compensation	1,734	1,488
Provision for excess and obsolete inventory	1,071	364
Provision for (recovery of) sales returns, discounts and doubtful accounts	187	(105)
Deferred income taxes	(73)	57
Impairment of IP, mask sets and design tools	33	110
Tax effect related to share awards	(712)	(620)
Excess tax expense from stock-based compensation	712	620
Other non-cash activities	32	-
Changes in operating assets and liabilities:
Accounts receivable	(5,335)	3,976
Inventory	(5,071)	566
Prepaid expenses and other current assets	(315)	838
Other non-current assets	4	3
Accounts payable	2,201	(4,389)
Accrued liabilities, compensation and related benefits	(807)	662
Income taxes payable	(3,363)	(2,939)
Other long-term liabilities	114	(2,414)
Net cash used in operating activities	(4,676)	(6,285)
Cash flows from investing activities
Restricted cash	-	235
Purchases of marketable securities	(7,113)	-
Sales and maturities of marketable securities	66	6,558
Purchases of software, equipment and leasehold improvements	(1,673)	(818)
Purchases of IP	(1,576)	(1,319)
Repayment of note receivable	-	60
Net cash (used in) provided by investing activities	(10,296)	4,716
Cash flows from financing activities
Excess tax benefit from stock-based compensation	712	620
Net proceeds from exercise of employee stock options and stock purchase rights	153	1
Net cash provided by financing activities	865	621
Effect of foreign exchange rate changes on cash and cash equivalents	(61)	53
Net decrease in cash and cash equivalents	(14,168)	(895)
Cash and cash equivalents, beginning of period	83,502	64,326
Cash and cash equivalents, end of period	$69,334	$63,431

Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,120	$3,694

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent media platforms for use in the home entertainment and control markets.  We focus on integrated semiconductor solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, and consumer electronics sold in the Internet of Things Devices (“IoT Devices”) and Media Connectivity markets. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary target markets which are the Smart TV, Set-top Box, Media Connectivity and IoT Devices markets. We derive a portion of our revenue from licensing and other markets, including licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The first quarter of fiscal 2016 and fiscal 2015 ended on May 2, 2015 (91 days) and May 3, 2014 (91 days), respectively.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2015, included in our fiscal 2015 Annual Report on Form 10-K, as filed with the SEC on April 15, 2015, referred to as our fiscal 2015 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at May 2, 2015 and January 31, 2015, the consolidated results of our operations for the three months ended May 2, 2015 and May 3, 2014, and the consolidated cash flows for the three months ended May 2, 2015 and May 3, 2014.  The results of operations for the three months ended May 2, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the three months ended May 3, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Recent accounting pronouncements

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.             Cash, cash equivalents and marketable securities

As of May 2, 2015 and January 31, 2015, we had $0.4 million of restricted cash related to an office-space operating lease and other transactions, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	May 2, 2015			January 31, 2015
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$16,203	$134	$16,337	$9,130	$153	$9,283
Money market funds	215	-	215	7,650	-	7,650
Fixed income mutual funds	1,281	6	1,287	1,324	(11)	1,313
Total cash equivalents and marketable securities	$17,699	$140	$17,839	$18,104	$142	$18,246

Cash on hand held in the United States			16,339			12,042
Cash on hand held overseas			52,780			63,810
Total cash on hand			69,119			75,852
Total cash, cash equivalents and marketable securities			$86,958			$94,098

Reported as:
Cash and cash equivalents			$69,334			$83,502
Short-term marketable securities			8,448			6,347
Long-term marketable securities			9,176			4,249
			$86,958			$94,098

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	May 2, 2015		January 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$8,600	$8,663	$13,995	$13,997
Due in greater than one year	9,099	9,176	4,109	4,249
Total	$17,699	$17,839	$18,104	$18,246

  SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of May 2, 2015 and January 31, 2015 (in thousands):

	May 2, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$16,337	$16,337	$-	$-
Money market funds	215	215	-	-
Fixed income mutual funds	1,287	1,287	-	-
Total cash equivalents and marketable securities	17,839	17,839	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,239	$18,239	$-	$-

  SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$9,283	$9,283	$-	$-
Money market funds	7,650	7,650	-	-
Fixed income mutual funds	1,313	1,313	-	-
Total cash equivalents and marketable securities	18,246	18,246	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,646	$18,646	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of May 2, 2015, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.3 million. We did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments during the three months ended May 2, 2015 and May 3, 2014. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

4.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	May 2, 2015	January 31, 2015
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	129	129
Issuer D	139	138
Total equity investments	$3,268	$3,267

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We made the aforementioned investments because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions. We analyze each investment quarterly for evidence of impairment.

Our President and Chief Executive Officer is a member of the Board of Directors of both Issuer A and Issuer B. In the case of Issuer B, the investment transaction was negotiated without the personal involvement of the executive officer who had a personal interest in the transaction.

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	May 2, 2015	January 31, 2015
Wafers and other purchased materials	$11,034	$8,420
Work-in-process	5,483	3,045
Finished goods	7,929	8,980
Total inventory	$24,446	$20,445

Prepaid expenses and other current assets consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Deposits	$3,224	$3,124
Prepayments for inventory	1,585	1,670
Prepayments for royalties	762	659
R&D credit receivable	618	583
Other current assets	2,921	2,769
Total prepaid expenses and other current assets	$9,110	$8,805

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			May 2, 2015	January 31, 2015
Software		2		$41,064	$41,069
Equipment	1	-	5	23,547	22,168
Office equipment and furniture		2		8,944	8,693
Leasehold improvements	1	-	6	2,957	2,874
Total				76,512	74,804
Less: Accumulated depreciation and amortization				(55,900)	(53,210)
Total software, equipment and leasehold improvements, net				$20,612	$21,594

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended May 2, 2015 and May 3, 2014 was $2.9 million and $3.1 million, respectively. We recorded an impairment charge for design tools associated with discontinued products for the three months ended May 2, 2015 and May 3, 2014 of less than $0.1 million and $0.1 million, respectively, which was recorded in operating expenses in the accompanying condensed consolidated statement of operations.

 Accrued liabilities consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Rebates	$7,142	$9,599
License fees	4,702	4,286
Income taxes payable, current portion	1,499	5,326
Royalties	1,235	880
Warranties	861	864
Deferred revenue	366	372
Other accrued liabilities	1,655	1,567
Total accrued liabilities	$17,460	$22,894

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to accrued rebates (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Beginning balance	$9,599	$3,587
Charged as a reduction of revenue	4,120	2,733
Reversal of unclaimed rebates	(807)	-
Payments	(5,770)	(3,479)
Ending balance	$7,142	$2,841

6.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	May 2, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(45,666)	$6,348	1.8
Customer relationships	50,704	(30,486)	(18,593)	1,625	1.5
Trademarks and other	5,478	-	(5,051)	427	3.7
Purchased IP - amortizing	23,442	(5,516)	(16,125)	1,801	1.0
Total amortizing	156,252	(60,616)	(85,435)	10,201	1.7
Purchased IP - not yet deployed	16,716	(3,727)	-	12,989
Total intangibles	$172,968	$(64,343)	$(85,435)	$23,190

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

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

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Cost of revenue	$2,006	$1,946
Operating expenses	353	354
Total intangibles amortization expense	$2,359	$2,300

As of May 2, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2016 (remaining nine months)	$5,135
2017	4,253
2018	710
2019	103
Total	$10,201

7.          Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable and after notification to impacted employees has occurred.

During the quarter ended May 2, 2015, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses.

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter ended May 3, 2014, less than $0.1 million was reflected in cost of revenue and $1.0 million was reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the three months ended May 2, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Balance at May 2, 2015	$102	$-	$-	$102	$6,642

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Sale of development project

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

In April 2013, upon receiving the closing consideration of $2.0 million, we recorded a gain of $1.1 million, net of the carrying value of the Connectivity Assets and fees for legal and bank services of approximately $0.4 million. The gain is included in “Gain on sale of development project” in the consolidated statements of operations for fiscal 2014. Additionally, in April 2013, in connection with the Asset Purchase Agreement, the Buyer reimbursed us for payroll expenses related to the employees transferred to the Buyer for the period from February 1, 2013 through the actual payroll transfer, totaling $0.6 million.

As the contingent consideration was uncertain at the time of the initial sale, we did not recognize the contingent payment. Accordingly, payment consideration, if and when it is finally determined that the milestones were met, will be recorded as other income in our consolidated statements of operations in its entirety.

The Buyer advised us that it does not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We are currently pursuing our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. To the extent we recognize any payment in regard to the milestone completion, we will recognize income upon receipt of any such proceeds from the Buyer. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. A tentative date for an arbitration hearing has been set. We intend to contest these counterclaims vigorously and believe they are without merit.

9.          Commitments and contingencies

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

Details of the change in accrued warranty as of May 2, 2015 and May 3, 2014 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
May 2, 2015	$864	$140	$(143)	$861
May 3, 2014	$620	$125	$(115)	$630

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of May 2, 2015, the total amount of outstanding non-cancelable purchase orders was approximately $29.1 million.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of May 2, 2015, the remaining payments under this agreement totaled $5.4 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools which totaled $2.9 million. Payments under these arrangements are being made through fiscal 2017. We have fully accrued these amounts as of May 2, 2015.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three months ended May 2, 2015 and May 3, 2014, we recorded gross royalty expense of $0.8 million and $0.6 million, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through May 2, 2015, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of May 2, 2015, our remaining potential obligation under these programs was approximately $1.1 million.

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

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it does not believe the milestones had been met by September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of JAMS for arbitration to settle the dispute between the parties. We are currently pursuing our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. A tentative date for an arbitration hearing has been set. We intend to contest these counterclaims vigorously and believe they are without merit. For further discussion, refer to Note 8 to the accompanying condensed consolidated financial statements.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our condensed consolidated balance sheet as of May 2, 2015.

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2015, we settled an audit through binding arbitration relating to a license agreement used in our Set-top Box business for $0.2 million, $0.1 million of which was incurred during the three months ending May 3, 2014 and was included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license. As of May 22, 2015, the audit process has been completed for which the licensor subsequently remitted preliminary information to us indicating the potential for additional payments may be required. We are currently assessing the audit findings along with the licensor pending any affirmative conclusions reached from either party. We believe we are substantially in compliance with the terms of our licensing arrangements.

10.           Earnings per share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share for the three months ended May 2, 2015 and May 3, 2014 is the same as basic loss per share as there is a net loss in both periods and inclusion of potentially issuable shares is anti-dilutive.

The following table sets forth the basic and diluted net loss per share computed for the three months ended May 2, 2015 and May 3, 2014 (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2015	May 3, 2014
Numerator:
Net loss, as reported	$(382)	$(9,914)
Denominator:
Weighted-average common shares outstanding - basic	35,395	34,367
Dilutive effect of employee stock plans	-	-
Weighted-average common shares outstanding - diluted	35,395	34,367
Net loss per share - basic	$(0.01)	$(0.29)
Net loss per share - diluted	$(0.01)	$(0.29)

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of shares outstanding used in the computation of basic and diluted loss per share does not include the effect of the following potential outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of basic and diluted loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Stock options	2,963	4,019
Restricted stock units and awards	743	385

11.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Unrealized Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 31, 2015	39,973,689	$493,550	(4,659,143)	$(88,198)	$(27)	$(1,084)	$(260,951)	$143,290
Unrealized loss on marketable securities	-	-	-	-	(19)	-	-	(19)
Currency translation adjustments	-	-	-	-	-	(12)	-	(12)
Stock-based compensation expense	-	1,734	-	-	-	-	-	1,734
Tax effect related to share awards	-	712	-	-	-	-	-	712
Net proceeds from common stock issued under share plans	119,715	153	-	-	-	-	-	153
Net loss	-	-	-	-	-	-	(382)	(382)
Balance, May 2, 2015	40,093,404	$496,149	(4,659,143)	$(88,198)	$(46)	$(1,096)	$(261,333)	$145,476

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2015, the annual base is capped at RMB 16,353 per employee. We made matching contributions of $0.5 million for each of the three months ended May 2, 2015 and May 3, 2014.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions of $0.2 million for each of the three months ended May 2, 2015 and May 3, 2014.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of May 2, 2015, we have an accrued severance liability of $0.7 million offset by $0.7 million of severance employee funds.

Employee Stock Purchase Plan

During the first quarter of fiscal 2016, we discovered that we inadvertently sold shares of our common stock to our employees during fiscal 2015 in excess of the shares of common stock authorized to be issued under our 2010 Purchase Plan. As a result, we may have failed to comply with the registration or qualification requirements of federal securities laws. Certain purchasers of the shares that were issued in excess of the shares authorized under our 2010 Purchase Plan may have the right to rescind their purchases from us for an amount equal to the purchase price paid for shares, plus interest from the date of purchase. These shares were treated as issued and outstanding for financial reporting purposes as of the original date of issuance. We intend to make a registered rescission offer during fiscal 2016 to eligible participants who purchased shares in the last twelve months.

As of March 24, 2015, there were approximately 102,078 shares issued to participants in the 2010 Purchase Plan in the past twelve months that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. The aforementioned amount is included in accrued compensation and related benefits in the accompanying condensed consolidated balance sheets. The shares subject to repurchase are included in permanent equity as of January 31, 2015 as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

We are also evaluating the potential impact to our employees, including potential tax consequences, for issuing shares in excess of the number of shares reserved under our 2010 Purchase Plan. We may incur additional costs associated with any potential tax consequences and during the fourth quarter of fiscal 2015, we accrued $0.4 million of expense associated with these additional costs which were recorded in accrued compensation and related benefits in the accompanying condensed consolidated balance sheets.

12.           Income taxes

We recorded a provision for income taxes of $2.5 million and $1.4 million for the three months ended May 2, 2015 and May 3, 2014, respectively.  The increase in tax expense is primarily attributable to higher profitability in taxable jurisdictions in the first quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three months ended May 2, 2015 and May 3, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.           Segment and geographical information

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories. Revenue derived from licensing of our technology represented zero and 6.5% of our total net revenue for the three months ended May 2, 2015 and May 3, 2014, respectively.

Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. Effective in the fourth quarter of fiscal 2015, we changed the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

The following tables set forth net revenue attributable to each target market (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Smart TV	$21,476	$6,063
Media Connectivity	15,117	16,120
IoT Devices	12,457	6,140
Set-top Box	6,556	5,689
License and other	306	2,861
Net revenue	$55,912	$36,873

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Asia	$39,669	$29,246
North America	12,153	4,336
Europe	2,765	2,302
Other Regions	1,325	989
Net revenue	$55,912	$36,873

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

China, including Hong Kong	$22,177	$15,889
United States	12,146	4,276
Taiwan	8,919	4,248
Thailand	4,985	6,018
Rest of the world	7,685	6,442
Net revenue	$55,912	$36,873

During the three months ended May 2, 2015, Sunjet Components Corporation accounted for 12% of our net revenue. During the three months ended May 3, 2014, Benchmark Electronics accounted for 11% of our net revenue.

As of May 2, 2015, Nanning Fugui Precision and Digi-Key Corporation accounted for approximately 15% and 10% of net accounts receivable, respectively. As of May 3, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 19% and 13% of net accounts receivable, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to, statements about our capital resources and needs, including the adequacy of our current cash reserves, the expectation that our revenue from the IoT Devices market will continue to increase in the foreseeable future, anticipated deployments and design wins in the Set-top Box market, anticipated seasonality associated with our Smart TV market, our expectations that our gross margin will vary from period to period and anticipated payments or expectations related to possible share rescissions.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a global integrated semiconductor solutions provider offering intelligent media platforms for use in the home entertainment and home control markets. Our goal is to ensure that our chipsets serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, media connectivity and home control products. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

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

Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. Effective in the fourth quarter of fiscal 2015, we changed the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

Smart TV Market

The Smart TV market (previously referred to as our DTV market) consists of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing. We believe Smart TV products complement our existing Set-top Box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. Furthermore, our early entry into the emerging ultra-high definition (“UHD,” “Ultra-HD” or “4K”) television market has provided a differential opportunity for us to penetrate key customers for high-end products, which will eventually become mainstream over time. We serve this market with our media processor chips and dedicated post-processing products.

Set-top Box Market

The Set-top Box target market consists of all Set-top Box products delivering IP streaming video, including hybrid versions of these products.  We serve this market primarily with our media processor products.

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

Internet of Things (“IoT”) Devices Market

The IoT Devices market consists of all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol.

License and Other Markets

The license and other markets includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Restructuring program

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable and after notification to impacted employees has occurred.

During the quarter ended May 2, 2015, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses.

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter ended May 3, 2014, less than $0.1 million was reflected in cost of revenue and $1.0 million was reflected in operating expenses.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the three months ended May 2, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	% of Net Revenue	May 3, 2014	% of Net Revenue
Net revenue	$55,912	100%	$36,873	100%
Cost of revenue	26,564	47%	16,648	45%
Gross profit	29,348	53%	20,225	55%
Operating expenses
Research and development	16,313	29%	17,103	46%
Sales and marketing	5,811	11%	5,450	15%
General and administrative	5,772	10%	5,031	14%
Restructuring costs	9	0%	974	3%
Impairment of IP, mask sets and design tools	33	0%	110	0%
Total operating expenses	27,938	50%	28,668	78%
Income (loss) from operations	1,410	3%	(8,443)	(23%)
Interest and other income (expense), net	671	1%	(52)	0%
Income (loss) before income taxes	2,081	4%	(8,495)	(23%)
Provision for income taxes	2,463	4%	1,419	4%
Net loss	$(382)	0%	$(9,914)	(27%)

Net revenue

Our net revenue for the three months ended May 2, 2015 increased $19.0 million, or 52%, compared to the corresponding period in the prior fiscal year. Net revenue increased primarily due to a $15.4 million increase within the Smart TV market, an increase in the IoT Devices market of $6.3 million, and an increase of $0.9 million in the Set-top Box market, partially offset by a decrease in sales into the Media Connectivity market of $1.0 million and decreases from revenue related to the licensing of our technology to third parties of $2.6 million.

Net revenue by target market

We sell our products into four primary target markets, which are the Smart TV market, Media Connectivity market, Set-top Box market, and the Internet of Things, or “IoT,” Devices market. We also have license revenue, included in license and other markets, which we receive from the license of our technology to third parties. Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. Effective in the fourth quarter of fiscal 2015, we changed the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	% of Net Revenue	May 3, 2014	% of Net Revenue
Smart TV	$21,476	38%	$6,063	16%
Media Connectivity	15,117	27%	16,120	44%
IoT Devices	12,457	22%	6,140	17%
Set-top Box	6,556	12%	5,689	15%
License and other	306	1%	2,861	8%
Net revenue	$55,912	100%	$36,873	100%

Smart TV: For the three months ended May 2, 2015, net revenue from sales of our products into the Smart TV market increased by $15.4 million, or 254%, compared to the corresponding period in the prior fiscal year. We experienced an increase of 294% in average selling price, or ASP, partially offset by a decline of 10% in units shipped in the Smart TV market. The increase in ASP is primarily the result of continued penetration of our new product offerings in the market having higher ASPs for use in ultra-high definition, also known as Ultra-HD televisions. The Smart TV’s market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Smart TV market resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. Our Smart TV revenue was derived mainly from our Asian and North American regions. We typically expect our strongest Smart TV sales in the third calendar quarter and declining Smart TV sales in the first and fourth quarter of each calendar year. We expect our net revenue from the Smart TV market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we continue to develop and introduce new products for this market and as a result of seasonality typically experienced in the consumer electronics market.

Media Connectivity:  For the three months ended May 2, 2015, net revenue from sales of our products into the Media Connectivity market decreased $1.0 million, or 6%, compared to the corresponding period in the prior fiscal year primarily due to a 34% decrease in units shipped, partially offset by a 41% increase in ASP.  The decrease in units shipped was primarily the result of reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings. We expect our revenue from the Media Connectivity market to fluctuate in future periods with varying levels of sustainability primarily as a result of telecommunications provider’s pending transitions to next generation technologies. Our success in this market will depend primarily on how quickly the market transitions from our current HPNA solutions, which enjoy a significant share of the market, to next generation technologies. We have developed wired connectivity solutions based on G.hn technology. To date, we have not derived meaningful revenue from our G.hn solutions, which compete against other wired solutions as well as emerging wireless solutions. If our revenue from our HPNA solutions declines and we are not able to gain market acceptance of our G.hn solutions, the revenue in our Media Connectivity market will likely decline. Fluctuations in revenue are primarily based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

IoT Devices:  For the three months ended May 2, 2015, net revenue from sales of our products into the IoT Devices market increased $6.3 million, or 103%, compared to the corresponding period in the prior fiscal year, which was primarily the result of increased demand in the IoT Devices market, evidenced by an increase of 101% in units shipped primarily to the Asian and North American regions. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control products primarily in the aforementioned regions. We expect our revenue from the IoT Devices market to continue to increase in the foreseeable future.

Set-top Box:  For the three months ended May 2, 2015, net revenue from sales of our products into the Set-top Box market increased $0.9 million, or 15%, compared to the corresponding period in the prior fiscal year due to a 35% increase in ASPs, partially offset by a 14% decrease in units shipped.  The decrease in units shipped was attributable to our operators customers’ pending transitions to new generations of set-top box products. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in units shipped is a result of design losses that took place over three years ago. We expect our revenue from the Set-top Box market to fluctuate and perhaps decline in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of new and future generations of our ARM-based products, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

License and other:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three months ended May 2, 2015, net revenue decreased $2.6 million, or 89%, compared to the corresponding period in the prior fiscal year. The license revenue in the prior fiscal year was attributable to two license agreements pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	% of Net Revenue	May3, 2014	% of Net Revenue
Asia	$39,669	71%	$29,246	79%
North America	12,153	22%	4,336	12%
Europe	2,765	5%	2,302	6%
Other Regions	1,325	2%	989	3%
Net revenue	$55,912	100%	$36,873	100%

Asia:  Our net revenue from customers in Asia increased $10.4 million, or 36%, for the three months ended May 2, 2015, compared to the corresponding period in the prior fiscal year. The increase was largely attributable to the increasing deployments of new generation products by our operators’ customers within the Smart TV market. In Asia, we also experienced increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decrease in the Media Connectivity market resulting from decreased demand from telecommunication providers. Net revenue from customers in Asia as a percentage of our total net revenue for the three months ended May 2, 2015 decreased eight percentage points compared to the corresponding period in the prior fiscal year. This decrease is primarily due to the significant increase in revenue in North America.

North America:  Our net revenue from North American customers increased $7.8 million, or 180%, for the three months ended May 2, 2015 compared to the corresponding period in the prior fiscal year. The increase was partially attributable to the increasing deployments of newer generation products by our operators’ customers within the Smart TV market and increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were completed during the second quarter of fiscal 2015. Net revenue from North American customers as a percentage of our total net revenue for the three months ended May 2, 2015 increased ten percentage points compared to the corresponding period in the prior fiscal year primarily due to an increasing IoT Devices market base and increased deployments of products within the Smart TV market.

Europe:  Our net revenue from European customers increased $0.5 million, or 20%, for the three months ended May 2, 2015, compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for the three months ended May 2, 2015 decreased one percentage point compared to the corresponding period in the prior fiscal year. The decrease is primarily the result of revenue growth in the North American and Asian regions with revenue generation in Europe remaining relatively flat.

Other regions: Our net revenue from other regions increased $0.3 million, or 34%, for the three months ended May 2, 2015 compared to the corresponding period in the prior fiscal year. The increase was primarily the result of an increase in demand for our products in the Smart TV market in Brazil.

Major customers

During the three months ended May 2, 2015, Sunjet Components Corporation accounted for 12% of our net revenue. During the three months ended May 3, 2014, Benchmark Electronics accounted for 11% of our net revenue.

As of May 2, 2015, Nanning Fugui Precision and Digi-Key Corporation accounted for approximately 15% and 10% of net accounts receivable, respectively. As of May 3, 2014, Benchmark Electronics and Nanning Fugui Precision accounted for approximately 19% and 13% of net accounts receivable, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	May 3, 2014
Gross profit	$29,348	$20,225
Gross margin %	52.5%	54.9%

Gross profit increased $9.1 million, or 45%, for the three months ended May 2, 2015, compared to the corresponding period in the prior fiscal year. The increase was primarily due to higher gross profit per unit, or GPUs, within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $8.6 million and increases in sales volumes within the IoT Devices market with a related impact of $3.5 million. Gross profit was negatively impacted by $2.6 million lower sales in license technology, which has very little cost of revenue. Our gross margin declined 2.4 percentage points for the three months ended May 2, 2015, compared to the corresponding period in the prior fiscal year primarily due to the aforementioned decline in license and other revenue.

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

	Three Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
Research and development expense	$16,313	$17,103	$(790)	(5%)
Percent of net revenue	29.2%	46.4%

The decrease in research and development expense is primarily due to our restructuring efforts principally through reduction in force during fiscal 2015, the effects of which are being realized during the three months ended May 2, 2015 and decreases of $0.2 million and $0.1 million in support costs and depreciation, respectively. We hired additional employees in more cost beneficial jurisdictions during fiscal 2015 to contribute to the development of emerging technologies within the Smart TV market which partially offset the reductions experienced as part of our restructuring efforts.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
Sales and marketing expense	$5,811	$5,450	$361	7%
Percent of net revenue	10.4%	14.8%

The increase in sales and marketing expense was largely due to an increase in tradeshow costs of $0.4 million.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
General and administrative expense	$5,772	$5,031	$741	15%
Percent of net revenue	10.3%	13.6%

The increase in general and administrative expense was primarily due to higher professional fees of $0.6 million associated with legal, information technology and audit and tax activities.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of this review, we recorded an impairment charge for a design tool of less than $0.1 million and $0.1 million during the three months ended May 2, 2015 and May 3, 2014, respectively.

Restructuring costs

In fiscal 2013, as a result of significant expansion in our infrastructure and operational activities in connection with purchases and acquisitions that took place between fiscal years 2008 and 2013, and in response to certain redundancies, underperforming operations and delays in programs and product releases, we implemented a restructuring program to realign our global operating expenses with our new business conditions, and to improve efficiency, competitiveness and profitability. Costs relating to facilities closure or lease commitment are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable and after notification to impacted employees has occurred.

During the quarter ended May 2, 2015, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses.

During the quarter ended May 3, 2014, as part of our continuing efforts to reduce expenses, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter ended May 3, 2014, less than $0.1 million was reflected in cost of revenue and $1.0 million was reflected in operating expenses.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the three months ended May 2, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Balance at May 2, 2015	$102	$-	$-	$102	$6,642

Interest and other income (expense), net

The following table sets forth net interest and other income (expense) and the related change (in thousands, except percentages):

	Three Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
Interest and other income (expense), net	$671	$(52)	$723	1,390%

Interest and other income (expense) primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of software, equipment and leasehold improvements. The increase of $0.7 million, or 1,390%, for the three months ended May 2, 2015 compared to the corresponding period in the prior fiscal year was primarily due to cash received of $0.5 million, which had been held in an escrow account from the liquidation of an investment that occurred in fiscal 2014 and a favorable change of $0.2 million in foreign currency fluctuations.

Provision for income taxes

We recorded a provision for income taxes of $2.5 million and $1.4 million for the three months ended May 2, 2015 and May 3, 2014, respectively.  The increase in tax expense is primarily attributable to higher profitability in taxable jurisdictions in the first quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three months ended May 2, 2015 and May 3, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	May 2, 2015	January 31, 2015
Cash and cash equivalents	$69,334	$83,502
Short-term marketable securities	8,448	6,347
	$77,782	$89,849

As of May 2, 2015, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $77.8 million, which represents approximately $2.20 per share of outstanding common stock as compared to $2.54 as of January 31, 2015. Working capital as of May 2, 2015 was $98.2 million. Total cash and cash equivalents decreased by $14.2 million compared to January 31, 2015, due to changes in operating assets and liabilities of $12.6 million, purchases of intangible and tangible assets of $3.2 million, net purchases of marketable securities of $7.0 million, partially offset by net income generated of $7.9 million after adjusting for non-cash items and $0.7 million of an excess tax benefit from stock-based compensation.

As of May 2, 2015, we held $9.2 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net cash (used in) provided by:
Operating activities	$(4,676)	$(6,285)
Investing activities	(10,296)	4,716
Financing activities	865	621
Effect of foreign exchange rate changes on cash and cash equivalents	(61)	53
Net decrease in cash and cash equivalents	$(14,168)	$(895)

Cash flows from operating activities

Net cash used in operating activities of $4.7 million for the three months ended May 2, 2015 was primarily due to a net change of $12.6 million in operating assets and liabilities offset by $7.9 million of net income after non-cash adjustments of $8.3 million. Cash used in accounts receivable of $5.4 million during the three months ended May 2, 2015 was primarily related to increased revenue and timing of collections. Cash provided by accounts payable of $2.2 million during the three months ended May 2, 2015 was primarily a result of timing of payments. Cash used in income taxes payable of $3.4 million was primarily the result of large income tax payments in Singapore and Israel. Cash used in inventory of $5.1 million was primarily the result of increased purchases in anticipation of expected demand primarily within the Smart TV and IoT Devices markets.

Net cash used in operating activities of $4.7 million for the three months ended May 2, 2015 represents a $1.6 million decrease from the cash used in operating activities during the corresponding period in fiscal 2015. The change was partially attributable to the decrease in net loss of $10.5 million after adjusting for non-cash items. Changes in cash provided by accounts payable contributed $6.6 million to the overall increase from the three months ended May 3, 2014. Changes in cash used for inventory and accounts receivable of $5.6 million and $9.3 million, respectively, partially offset our increase in earnings.

During the three months ended May 2, 2015, we experienced higher media processor wafer purchases resulting in an increase of inventory. The change in accounts payable from the corresponding period in fiscal 2015 was primarily due to timing of payments. The change in accounts receivable from the corresponding period in fiscal 2015 was primarily the result of increased revenue as well as the timing of product shipments and collections.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs through restructuring efforts and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $10.3 million for the three months ended May 2, 2015, which was due to net purchases of marketable securities, purchases of IP and software, equipment and leasehold improvements of $7.0 million, $1.6 million and $1.7 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $10.3 million for the three months ended May 2, 2015 represents a $15.0 million decrease from the amount of cash provided by investing activities during the corresponding period in fiscal 2015. The decrease was primarily due to the purchases of marketable securities of $7.1 million during the three months ended May 2, 2015 with no corresponding purchase in the corresponding period in the prior fiscal year. Additionally, we received proceeds from the sale and maturities of marketable securities of $6.6 million during the three months ended May 3, 2014 with nominal sales or maturities during the three months ended May 2, 2015. Increased purchases of tangible and intangible property and equipment were made in comparison to the corresponding period in fiscal 2015 resulting in a net decrease of $1.1 million.

Cash flows from financing activities

Net cash provided by financing activities was $0.9 million for the three months ended May 2, 2015, which was due to the excess tax benefit from stock-based compensation and net proceeds from the exercise of employee stock options and stock purchase rights. The change from the corresponding period in fiscal 2015 was primarily the result of higher exercise activity related to stock options and stock purchase rights.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of May 2, 2015 (in thousands):

	Payments due by Period
	Fiscal 2016 (Remaining 9 months)	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Thereafter	Total

Operating leases	$3,343	$4,410	$1,588	$1,143	$10,484
Design tools	5,582	2,698	-	-	8,280
Non-cancelable purchase obligations	29,136	-	-	-	29,136
Total contractual obligations	$38,061	$7,108	$1,588	$1,143	$47,900

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since January 31, 2015.

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

Interest rate sensitivity:  As of May 2, 2015 and January 31, 2015, we held approximately $87.0 million and $94.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

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

As of May 2, 2015, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish Krone, Euro, Japanese Yen, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar, Korean Won and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. Dollar immediately and uniformly by 10% from the exchange rates at May 2, 2015 and January 31, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.5 million and $0.8 million, respectively.

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

As of May 2, 2015, the end of the period covered by this Annual Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of May 2, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

The Company has established a meeting date for its 2015 annual meeting of shareholders (the “2015 Annual Meeting”). The 2015 Annual Meeting will be held at the Company’s offices located at 47467 Fremont Blvd., Fremont, California beginning at 2:00 P.M., Pacific Time, on August 20, 2015.

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

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
Date: June 9, 2015
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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

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