Form 10-Q
period 2015-08-01
SIGMA DESIGNS INC
filed 2015-09-09
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32207

Sigma Designs, Inc.

(Exact name of registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47467 Fremont Boulevard,

Fremont, California 94538

(Address of principal executive offices including Zip Code)

(510) 897-0200

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

As of September 1, 2015, the Company had 35,846,282 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 1, 2015

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	August 1, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$65,239	$83,502
Short-term marketable securities	11,928	6,347
Restricted cash	400	400
Accounts receivable, net of allowances of $2,096 as of August 1, 2015 and $1,502 as of January 31, 2015	38,449	26,415
Inventory	30,694	20,445
Deferred tax assets	3,288	3,319
Prepaid expenses and other current assets	8,566	8,805
Total current assets	158,564	149,233

Long-term marketable securities	5,591	4,249
Software, equipment and leasehold improvements, net	18,439	21,594
Intangible assets, net	22,299	24,642
Deferred tax assets, net of current portion	609	687
Long-term investments, net of current portion	3,135	3,267
Other non-current assets	1,624	1,661
Total assets	$210,261	$205,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,441	$21,207
Accrued compensation and related benefits	7,179	6,806
Accrued liabilities	15,135	22,894
Total current liabilities	49,755	50,907

Income taxes payable	8,816	7,573
Long-term deferred tax liabilities	529	741
Other long-term liabilities	2,552	2,822
Total liabilities	61,652	62,043

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 40,490,298 issued and 35,831,155 outstanding as of August 1, 2015 and 39,973,689 issued and 35,314,546 outstanding as of January 31, 2015	499,322	493,550
Treasury stock, at cost, 4,659,143 shares as of August 1, 2015 and January 31, 2015	(88,198)	(88,198)
Accumulated other comprehensive loss	(1,478)	(1,111)
Accumulated deficit	(261,037)	(260,951)
Total shareholders’ equity	148,609	143,290
Total liabilities and shareholders’ equity	$210,261	$205,333

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net revenue	$58,307	$42,810	$114,219	$79,683
Cost of revenue	29,783	20,921	56,347	37,569
Gross profit	28,524	21,889	57,872	42,114

Operating expenses
Research and development	16,102	16,452	32,415	33,555
Sales and marketing	5,254	5,475	11,065	10,925
General and administrative	5,005	4,555	10,777	9,586
Restructuring costs	-	46	9	1,020
Impairment of IP, mask sets and design tools	955	1,156	988	1,266
Total operating expenses	27,316	27,684	55,254	56,352
Income (loss) from operations	1,208	(5,795)	2,618	(14,238)
Interest and other income, net	113	372	784	320
Income (loss) before income taxes	1,321	(5,423)	3,402	(13,918)
Provision for income taxes	1,025	2,197	3,488	3,616
Net income (loss)	$296	$(7,620)	$(86)	$(17,534)

Net income (loss) per common share:
Basic	$0.01	$(0.22)	$(0.00)	$(0.51)
Diluted	$0.01	$(0.22)	$(0.00)	$(0.51)

Shares used in computing net income (loss) per share:
Basic	35,604	34,622	35,473	34,459
Diluted	36,602	34,622	35,473	34,459

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss)	$296	$(7,620)	$(86)	$(17,534)

Other comprehensive loss:
Currency translation adjustments, net of $0 tax during the three and six months ended August 1, 2015 and August 2, 2014	(276)	(302)	(288)	(94)
Unrealized loss on marketable securities, net of $0 tax during the three and six months ended August 1, 2015 and August 2, 2014	(60)	(138)	(79)	(92)
Other comprehensive loss	(336)	(440)	(367)	(186)

Comprehensive loss	$(40)	$(8,060)	$(453)	$(17,720)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net loss	$(86)	$(17,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,496	10,706
Stock-based compensation	2,989	2,873
Provision for excess and obsolete inventory	1,619	1,268
Provision for (recovery of) sales returns, discounts and doubtful accounts	594	(13)
Deferred income taxes	(104)	(29)
Impairment of IP, mask sets and design tools	988	1,266
Tax effect related to share awards	(39)	(620)
Excess tax expense from stock-based compensation	39	620
Impairment of investment	132	601
Other non-cash activities	16	5
Changes in operating assets and liabilities:
Accounts receivable	(12,628)	2,868
Inventory	(11,867)	(1,170)
Prepaid expenses and other current assets	199	1,066
Other non-current assets	16	68
Accounts payable	6,151	190
Accrued liabilities, compensation and related benefits	(3,729)	174
Income taxes payable	(3,080)	(3,823)
Other long-term liabilities	256	(2,425)
Net cash used in operating activities	(8,038)	(3,909)

Cash flows from investing activities:
Restricted cash	-	235
Purchases of marketable securities	(7,113)	-
Sales and maturities of marketable securities	111	11,030
Purchases of software, equipment and leasehold improvements	(3,474)	(3,012)
Purchases of IP	(2,404)	(1,553)
Repayment of note receivable	-	230
Net cash (used in) provided by investing activities	(12,880)	6,930

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	39	1,242
Net proceeds from exercises of employee stock options and stock purchase rights	2,744	1,247
Net cash provided by financing activities	2,783	2,489

Effect of foreign exchange rate changes on cash and cash equivalents	(128)	12
Net (decrease) increase in cash and cash equivalents	(18,263)	5,522

Cash and cash equivalents, beginning of period	83,502	64,326
Cash and cash equivalents, end of period	$65,239	$69,848

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,226	$4,777

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

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The second quarter of fiscal 2016 and fiscal 2015 ended on August 1, 2015 (91 days) and August 2, 2014 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at August 1, 2015 and January 31, 2015, the consolidated results of our operations for the three and six months ended August 1, 2015 and August 2, 2014, and the consolidated cash flows for the six months ended August 1, 2015 and August 2, 2014.  The results of operations for the three and six months ended August 1, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the six months ended August 1, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes guidance for subsequent measurement of inventory within the scope of the Update from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for the Company beginning in the first quarter of 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required us to adopt beginning in our first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either our first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

As of August 1, 2015 and January 31, 2015, we had $0.4 million of restricted cash related to an office-space operating lease and other transactions, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	August 1, 2015			January 31, 2015
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$16,154	$82	$16,236	$9,130	$153	$9,283
Money market funds	261	-	261	7,650	-	7,650
Fixed income mutual funds	1,275	8	1,283	1,324	(11)	1,313
Total cash equivalents and marketable securities	$17,690	$90	17,780	$18,104	$142	18,246

Cash on hand held in the United States			8,468			12,042
Cash on hand held overseas			56,510			63,810
Total cash on hand			64,978			75,852
Total cash, cash equivalents and marketable securities			$82,758			$94,098

Reported as:
Cash and cash equivalents			$65,239			$83,502
Short-term marketable securities			11,928			6,347
Long-term marketable securities			5,591			4,249
			$82,758			$94,098

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	August 1, 2015		January 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$12,150	$12,189	$13,995	$13,997
Due in greater than one year	5,540	5,591	4,109	4,249
Total	$17,690	$17,780	$18,104	$18,246

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of August 1, 2015 and January 31, 2015 (in thousands):

	August 1, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$16,236	$16,236	$-	$-
Money market funds	261	261	-	-
Fixed income mutual funds	1,283	1,283	-	-
Total cash equivalents and marketable securities	17,780	17,780	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,180	$18,180	$-	$-

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$9,283	$9,283	$-	$-
Money market funds	7,650	7,650	-	-
Fixed income mutual funds	1,313	1,313	-	-
Total cash equivalents and marketable securities	18,246	18,246	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,646	$18,646	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of August 1, 2015, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.1 million. In the fourth quarter of fiscal 2014, the second quarter of fiscal 2015 and the second quarter of fiscal 2016, we recorded impairment charges of $0.3 million, $0.6 million and $0.1 million, respectively, on an investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of August 1, 2015. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments during the three and six months ended August 1, 2015 and August 2, 2014. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

 4.             Investments in and notes receivable from privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	August 1, 2015	January 31, 2015
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	-	129
Issuer D	135	138
Total equity investments	$3,135	$3,267

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

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014, the second quarter of fiscal 2015 and the second quarter of fiscal 2016, we recorded impairment charges of $0.3 million, $0.6 million and $0.1 million, respectively, on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of August 1, 2015.

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

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	August 1, 2015	January 31, 2015
Wafers and other purchased materials	$13,366	$8,420
Work-in-process	8,022	3,045
Finished goods	9,306	8,980
Total inventory	$30,694	$20,445

Prepaid expenses and other current assets consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Deposits	$3,221	$3,124
Prepayments for inventory	1,572	1,670
Prepayments for royalties	703	659
R&D credit receivable	533	583
Other current assets	2,537	2,769
Total prepaid expenses and other current assets	$8,566	$8,805

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			August 1, 2015	January 31, 2015
Software		2		$41,455	$41,069
Equipment	1	-	5	23,213	22,168
Office equipment and furniture		2		9,308	8,693
Leasehold improvements	1	-	6	3,149	2,874
Total				77,125	74,804
Less: Accumulated depreciation and amortization				(58,686)	(53,210)
Total software, equipment and leasehold improvements, net				$18,439	$21,594

Software, equipment and leasehold improvement depreciation and amortization expense was $3.0 million for each of the three months ended August 1, 2015 and August 2, 2014, and was $5.9 million and $6.1 million for the six months ended August 1, 2015 and August 2, 2014, respectively. We recorded impairment charges for mask sets and design tools associated with discontinued products for both the three and six months ended August 1, 2015 of $1.0 million, and for the three and six months ended August 2, 2014 of $0.7 million and $0.8 million, respectively, which was recorded in operating expenses in the accompanying condensed consolidated statement of operations.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities consist of the following (in thousands):

	August 1, 2015	January 31, 2015
License fees	$5,119	$4,286
Rebates	4,918	9,599
Royalties	1,641	880
Income taxes payable, current portion	1,003	5,326
Warranties	874	864
Deferred revenue	505	372
Other accrued liabilities	1,075	1,567
Total accrued liabilities	$15,135	$22,894

The following table summarizes activity related to accrued rebates (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning balance	$7,142	$2,841	$9,599	$3,587
Charged as a reduction of revenue	2,430	3,331	6,551	6,064
Reversal of unclaimed rebates	(221)	-	(1,028)	-
Payments	(4,433)	(2,269)	(10,204)	(5,748)
Ending balance	$4,918	$3,903	$4,918	$3,903

6.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	August 1, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(46,632)	$5,382	1.5
Customer relationships	50,704	(30,486)	(18,868)	1,350	1.2
Trademarks and other	5,478	-	(5,080)	398	3.4
Purchased IP - amortizing	24,706	(5,516)	(17,065)	2,125	1.7
Total amortizing	157,516	(60,616)	(87,645)	9,255	1.6
Purchased IP - not yet deployed	16,771	(3,727)	-	13,044
Total intangibles	$174,287	$(64,343)	$(87,645)	$22,299

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of revenue	$1,876	$1,979	$3,882	$3,925
Operating expenses	347	374	700	747
Total intangibles amortization expense	$2,223	$2,353	$4,582	$4,672

As of August 1, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2016 (remaining six months)	$3,324
2017	4,862
2018	925
2019	144
Total	$9,255

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

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the second quarter of fiscal 2016, we incurred no restructuring charges.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the six months ended August 1, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, August 1, 2015	$102	$-	$-	$102	$6,642

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

The Buyer advised us that it did not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal costs and interest. We are in the process of determining the amount of legal fees we are entitled to recover. Upon receipt of the rewarded amount from the Buyer, we will recognize the amount as other income in our consolidated statements of operations in its entirety.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Details of the change in accrued warranty as of August 1, 2015 and August 2, 2014 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 1, 2015	$861	$150	$(137)	$874
August 2, 2014	$630	$117	$(107)	$640

Six Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
August 1, 2015	$864	$290	$(280)	$874
August 2, 2014	$620	$241	$(221)	$640

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of August 1, 2015, the total amount of outstanding non-cancelable purchase orders was approximately $35.3 million.

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of August 1, 2015, the remaining payments under this agreement totaled $4.1 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools which totaled $3.0 million. Payments under these arrangements are being made through fiscal 2017. We have fully accrued these amounts as of August 1, 2015.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and six months ended August 1, 2015, we recorded gross royalty expense of $1.3 million and $2.1 million, respectively, and $0.5 million and $1.1 million for the three and six months ended August 2, 2014, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through August 1, 2015, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of August 1, 2015, our remaining potential obligation under these programs was approximately $1.1 million.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it did not believe the milestones had been met by September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of JAMS for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal costs and interest. We are in the process of determining the amount of legal fees we are entitled to recover. Upon receipt of the rewarded amount from the Buyer, we will recognize the amount as other income in our consolidated statements of operations in its entirety.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our condensed consolidated balance sheet as of August 1, 2015.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license. As of August 1, 2015, the audit process has been completed for which the licensor subsequently remitted preliminary information to us indicating the potential for additional payments may be required. We are still in the process of assessing the audit findings along with the licensor. However, based on the preliminary information, we have accrued $0.1 million of additional expenditures in our condensed consolidated statement of operations for the three and six months ended August 1, 2015. We believe we are substantially in compliance with the terms of our licensing arrangements.

10.           Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares is anti-dilutive. Diluted net income per share is computed by adjusting outstanding shares, assuming any dilutive effects of stock incentive awards calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding stock options, restricted stock units and stock purchase rights. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The following table sets forth the basic and diluted net income (loss) per share computed for the three and six months ended August 1, 2015 and August 2, 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator:
Net income (loss), as reported	$296	$(7,620)	$(86)	$(17,534)
Denominator:
Weighted-average common shares outstanding - basic	35,604	34,622	35,473	34,459
Dilutive effect of employee stock plans	998	-	-	-
Weighted-average common shares outstanding - diluted	36,602	34,622	35,473	34,459
Net income (loss) per share - basic	$0.01	$(0.22)	$(0.00)	$(0.51)
Net income (loss) per share - diluted	$0.01	$(0.22)	$(0.00)	$(0.51)

The weighted-average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potential outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of basic and diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options	2,336	3,911	2,738	3,964
Restricted stock units and awards	68	422	630	366

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Unrealized Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 31, 2015	39,973,689	$493,550	(4,659,143)	$(88,198)	$(27)	$(1,084)	$(260,951)	$143,290
Unrealized loss on marketable securities	-	-	-	-	(79)	-	-	(79)
Currency translation adjustments	-	-	-	-	-	(288)	-	(288)
Stock-based compensation expense	-	2,989	-	-	-	-	-	2,989
Tax effect related to share awards	-	39	-	-	-	-	-	39
Net proceeds from common stock issued under share plans	516,609	2,744	-	-	-	-	-	2,744
Net loss	-	-	-	-	-	-	(86)	(86)
Balance, August 1, 2015	40,490,298	$499,322	(4,659,143)	$(88,198)	$(106)	$(1,372)	$(261,037)	$148,609

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2015, the annual base is capped at RMB 16,353 per employee. For the three and six months ended August 1, 2015, we made matching contributions of $0.6 million and $1.1 million, respectively, and $0.5 million and $1.0 million for the three and six months ended August 2, 2014, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions of $0.2 million for each of the three months ended August 1, 2015 and August 2, 2014; and $0.3 million and $0.4 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of August 1, 2015, we have an accrued severance liability of $0.8 million primarily offset by $0.7 million of severance employee funds.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of August 11, 2015, there were approximately 94,436 shares issued to participants in the 2010 Purchase Plan in the past twelve months that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. The aforementioned amount is included in accrued compensation and related benefits in the accompanying condensed consolidated balance sheets. The shares subject to repurchase are included in permanent equity as of January 31, 2015 as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

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

12.           Income taxes

We recorded a provision for income taxes of $1.0 million and $2.2 million for the three months ended August 1, 2015 and August 2, 2014, respectively.  The provision for income taxes was $3.5 million and $3.6 million for the six months ended August 1, 2015 and August 2, 2014, respectively. The decrease in tax expense is primarily attributable to the decrease in profitability in taxable jurisdictions in the second quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three and six months ended August 1, 2015 and August 2, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories. No revenue was derived from the licensing of our technology during the three and six months ended August 1, 2015, whereas 5.8% and 6.1% of our total net revenue for the three and six months ended August 2, 2014, respectively, was derived from licensing arrangements.

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

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Smart TV	$24,658	$10,033	$46,134	$16,097
Media Connectivity	14,029	17,827	29,146	33,946
IoT Devices	12,971	6,576	25,428	12,716
Set-top Box	6,281	5,528	12,838	11,217
License and other	368	2,846	673	5,707
Net revenue	$58,307	$42,810	$114,219	$79,683

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Asia	$44,684	$34,073	$84,354	$63,318
North America	10,081	5,209	22,234	9,546
Europe	3,017	2,060	5,781	4,362
Other Regions	525	1,468	1,850	2,457
Net revenue	$58,307	$42,810	$114,219	$79,683

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
China, including Hong Kong	$21,127	$14,929	$43,305	$30,818
Taiwan	15,246	6,742	24,165	10,990
United States	9,950	5,133	22,095	9,409
Thailand	4,608	8,264	9,593	14,281
Rest of the world	7,376	7,742	15,061	14,185
Net revenue	$58,307	$42,810	$114,219	$79,683

During the three and six months ended August 1, 2015, Sunjet Components Corporation accounted for 18% and 15% of our net revenue, respectively. During the three and six months ended August 2, 2014, Benchmark Electronics accounted for 14% and 13% of our net revenue, respectively.

As of August 1, 2015, Arrow Electronics, Sunjet Components Corporation and Pace Plc accounted for approximately 13%, 13% and 10% of net accounts receivable, respectively. As of January 31, 2015, Benchmark Electronics, Nanning Fugui Precision and Arrow Electronics accounted for approximately 16%, 12%, and 10% of net accounts receivable.

14.           Subsequent events

On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Employee Stock Purchase Plan (the “New ESPP”) and Stock Incentive Plan (the “2015 Plan”), which were approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015.

The New ESPP has replaced the Company’s 2010 Employee Stock Purchase Plan, which was terminated. There are 3,500,000 shares of common stock reserved for issuance under the New ESPP.

The 2015 Plan is the successor to and continuation of the Company’s 2001 Stock Plan (the “2001 Plan”), and the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2001 Plan, the “Prior Plans”). The total number of shares of the Company’s common stock reserved for issuance under the 2015 Plan consists of 3,000,000 shares plus the number of shares subject to stock awards outstanding under the Prior Plans that terminate prior to exercise and would otherwise be returned to the share reserves under the Prior Plans up to a maximum of 5,000,000 shares.

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

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the quarter ended August 1, 2015, we incurred no restructuring charges.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the six months ended August 1, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue
Net revenue	$58,307	100%	$42,810	100%	$114,219	100%	$79,683	100%
Cost of revenue	29,783	51%	20,921	49%	56,347	49%	37,569	47%
Gross profit	28,524	49%	21,889	51%	57,872	51%	42,114	53%
Operating expenses
Research and development	16,102	28%	16,452	38%	32,415	28%	33,555	42%
Sales and marketing	5,254	9%	5,475	13%	11,065	10%	10,925	14%
General and administrative	5,005	8%	4,555	11%	10,777	10%	9,586	12%
Restructuring costs	-	-%	46	0%	9	0%	1,020	1%
Impairment of IP, mask sets and design tools	955	2%	1,156	3%	988	1%	1,266	2%
Total operating expenses	27,316	47%	27,684	65%	55,254	49%	56,352	71%
Income (loss) from operations	1,208	2%	(5,795)	(14%)	2,618	2%	(14,238)	(18%)
Interest and other income, net	113	0%	372	1%	784	1%	320	0%
Income (loss) before income taxes	1,321	2%	(5,423)	(13%)	3,402	3%	(13,918)	(18%)
Provision for income taxes	1,025	2%	2,197	5%	3,488	3%	3,616	4%
Net income (loss)	$296	0%	$(7,620)	(18%)	$(86)	(0%)	$(17,534)	(22%)

Net revenue

Our net revenue for the three months ended August 1, 2015 increased $15.5 million, or 36%, compared to the corresponding period in the prior fiscal year. Net revenue increased primarily due to a $14.6 million increase within the Smart TV market, an increase in the IoT Devices market of $6.4 million, and an increase of $0.8 million in the Set-top Box market, partially offset by a decrease in sales into the Media Connectivity market of $3.8 million and decreases from revenue related to the licensing of our technology to third parties of $2.5 million.

For the six months ended August 1, 2015, our net revenue increased $34.5 million, or 43%, compared to the corresponding period in the prior fiscal year. Net revenue increased primarily due to a $30.0 million increase within the Smart TV market, an increase in the IoT Devices market of $12.7 million, and an increase of $1.6 million in the Set-top Box market, partially offset by a decrease in sales into the Media Connectivity market of $4.8 million and decreases from revenue related to the licensing of our technology to third parties of $5.0 million.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue
Smart TV	$24,658	42%	$10,033	23%	$46,134	40%	$16,097	20%
Media Connectivity	14,029	24%	17,827	42%	29,146	26%	33,946	43%
IoT Devices	12,971	22%	6,576	15%	25,428	22%	12,716	16%
Set-top box	6,281	11%	5,528	13%	12,838	11%	11,217	14%
License and other	368	1%	2,846	7%	673	1%	5,707	7%
Net revenue	$58,307	100%	$42,810	100%	$114,219	100%	$79,683	100%

Smart TV: For the three months ended August 1, 2015, net revenue from sales of our products into the Smart TV market increased by $14.6 million, or 146%, compared to the corresponding period in the prior fiscal year. For the six months ended August 1, 2015, net revenue increased by $30.0 million, or 187%, compared to the corresponding period in the prior fiscal year. We experienced an increase of 267% in average selling price, or ASP, partially offset by a decrease of 33% in units shipped during the three months ended August 1, 2015. Similarly, we experienced an increase of 274% in ASP partially offset by a decline of 23% in units shipped in the Smart TV market during the six months ended August 1, 2015.

In both cases, the increase in ASP is primarily the result of continued penetration of our new product offerings in the market having higher ASP for use in ultra-high definition, also known as Ultra-HD televisions. The Smart TV market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Smart TV market resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. Our Smart TV revenue was derived mainly from our Asian and North American regions. We typically expect our strongest Smart TV sales in the third calendar quarter and declining Smart TV sales in the first and fourth quarter of each calendar year. We expect our net revenue from the Smart TV market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we continue to develop and introduce new products for this market and as a result of seasonality typically experienced in the consumer electronics market.

Media Connectivity: For the three months ended August 1, 2015, net revenue from sales of our products into the Media Connectivity market decreased $3.8 million, or 21%, compared to the corresponding period in the prior fiscal year primarily due to a decrease of 33% in ASP, partially offset by an increase of 17% in units shipped. The decrease in ASP was primarily the result of higher volume pricing of service providers. The increase in units shipped is primarily a result of customer demand, largely due to seasonality.

For the six months ended August 1, 2015, net revenue decreased $4.8 million, or 14%, compared to the corresponding period in the prior fiscal year due to a decrease of 5% in ASP, compounded by a decline of 10% in units shipped in the Media Connectivity market. The decrease in units shipped and ASP was primarily the result of reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings.

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

IoT Devices:  For the three months ended August 1, 2015, net revenue from sales of our products into the IoT Devices market increased $6.4 million, or 97%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 1, 2015, net revenue increased $12.7 million, or 100%, compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of increased demand in the IoT Devices market, evidenced by increases of 141% and 121% in unit shipments primarily to the Asian and North American regions for the three and six months ended August 1, 2015, respectively. These increases were partially offset by a decline in ASP of 18% and 10% for the three and six months ended August 1, 2015, respectively, due to higher volume pricing of service providers. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control products primarily in the aforementioned regions. We expect our revenue from the IoT Devices market to continue to increase in the foreseeable future.

Set-top Box:  For the three months ended August 1, 2015, net revenue from sales of our products into the Set-top Box market increased $0.8 million, or 14%, compared to the corresponding period in the prior fiscal year.  For the six months ended August 1, 2015, net revenue increased $1.6 million, or 14%, compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of increased demand in the Set-top Box market, evidenced by increases of 31% and 6% in unit shipments primarily to the Asian region for the three and six months ended August 1, 2015, respectively. ASP declined for the three and six month ended August 1, 2015 in comparison to the corresponding periods in the prior fiscal year primarily due to IPTV service providers’ pending transition to new generations of set-top box products. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the decline in ASP is a result of design losses that took place over three years ago thereby affecting pricing competitiveness in the market. We expect our revenue from the Set-top Box market to fluctuate and perhaps decline in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of new and future generations of our ARM-based products, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three months ended August 1, 2015, net revenue decreased $2.5 million, or 87%, compared to the corresponding period in the prior fiscal year. For the six months ended August 1, 2015, net revenue decreased $5.0 million, or 88%, compared to the corresponding period in the prior fiscal year. The license revenue in the prior fiscal year was attributable to two license agreements pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue	August 1, 2015	% of Net Revenue	August 2, 2014	% of Net Revenue
Asia	$44,684	77%	$34,073	80%	$84,354	74%	$63,318	79%
North America	10,081	17%	5,209	12%	22,234	19%	9,546	12%
Europe	3,017	5%	2,060	5%	5,781	5%	4,362	6%
Other regions	525	1%	1,468	3%	1,850	2%	2,457	3%
Net revenue	$58,307	100%	$42,810	100%	$114,219	100%	$79,683	100%

Asia: Our net revenue from Asia increased $10.6 million, or 31%, for the three months ended August 1, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 1, 2015 increased $21.0 million, or 33%, compared to the corresponding period in the prior fiscal year. In both cases, the increases were largely attributable to the increasing deployments of new generation products by our customers within the Smart TV market. In Asia, we also experienced increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decrease in the Media Connectivity market resulting from decreased demand from telecommunication providers. Net revenue from customers in Asia as a percentage of our total net revenue for the three and six months ended August 1, 2015 decreased three and five percentage points, respectively, compared to the corresponding periods in the prior fiscal year. This decrease is primarily due to the significant increase in revenue in North America.

North America: Our net revenue from North America increased $4.9 million, or 94%, for the three months ended August 1, 2015 compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 1, 2015 increased $12.7 million, or 133%, compared to the corresponding period in the prior fiscal year. In both cases, the increases were primarily attributable to the increasing deployments of newer generation products by our operators’ customers within the Smart TV market and increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were completed during the second quarter of fiscal 2015. Net revenue from North American customers as a percentage of our total net revenue for the three and six months ended August 1, 2015 increased five and seven percentage points compared to the corresponding periods in the prior fiscal year primarily due to an increasing IoT Devices market base and increased deployments of products within the Smart TV market.

Europe:  Our net revenue from Europe increased $1.0 million, or 46%, for the three months ended August 1, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 1, 2015 increased $1.4 million, or 33%, compared to the corresponding period in the prior fiscal year. The increases are primarily the result of an increase in shipments to our IoT Devices market, primarily in the Netherlands, as we continued to experience increasing demand of our home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. Net revenue as a percentage of our total net revenue for the three and six months ended August 1, 2015 remained relatively flat compared to the corresponding periods in the prior fiscal year.

Other regions: Our net revenue from other regions decreased $0.9 million, or 64%, for the three months ended August 1, 2015 compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended August 1, 2015 decreased $0.6 million, or 25%, compared to the corresponding period in the prior fiscal year. The decreases were primarily the result of a decrease in demand for our products in the Media Connectivity market in Brazil.

Major customers

During the three and six months ended August 1, 2015, Sunjet Components Corporation accounted for 18% and 15% of our net revenue, respectively. During the three and six months ended August 2, 2014, Benchmark Electronics accounted for 14% and 13% of our net revenue, respectively.

As of August 1, 2015, Arrow Electronics, Sunjet Components Corporation and Pace Plc accounted for approximately 13%, 13% and 10% of net accounts receivable, respectively. As of January 31, 2015, Benchmark Electronics, Nanning Fugui Precision and Arrow Electronics accounted for approximately 16%, 12%, and 10% of net accounts receivable.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2015	% Change		August 2, 2014	August 1, 2015	% Change		August 2, 2014
Gross profit	$28,524	30%		$21,889	$57,872	37%		$42,114
Gross margin %	48.9%	(2%	)	51.1%	50.7%	(2%	)	52.9%

Gross profit increased $6.6 million, or 30%, for the three months ended August 1, 2015, compared to the corresponding period in the prior fiscal year. The increase was primarily due to higher gross profit per unit within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $9.4 million and increases in sales volumes within the IoT Devices market with a related impact of $5.0 million. Gross profit was negatively impacted by $2.5 million of lower sales in license technology, which has very little cost of revenue and ASP declines within the Media Connectivity market with a related impact of $6.9 million. Our gross margin declined 2.2 percentage points for the three months ended August 1, 2015, compared to the corresponding period in the prior fiscal year primarily due to the aforementioned decline in license and other revenue.

Gross profit increased $15.8 million, or 37%, for the six months ended August 1, 2015, compared to the corresponding period in the prior fiscal year. The increase was primarily due to higher gross profit per unit within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $18.3 million and increases in sales volumes within the IoT Devices market with a related impact of $8.5 million. Gross profit was negatively impacted by $5.0 million of lower sales in license technology, which has very little cost of revenue. Our gross margin declined 2.2 percentage points for the six months ended August 1, 2015, compared to the corresponding period in the prior fiscal year primarily due to the aforementioned decline in license and other revenue.

Although ASP declined across some of our target markets, we continued our significant efforts to reduce the average cost per unit, or ACU, across our markets. The decrease in ACU was primarily due to cost reduction efforts through activities targeting fixed costs. Our fixed costs include items such as depreciation and amortization and compensation costs for operations.

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

	Three Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Research and development expense	$16,102	$16,452	$(350)	(2%)
Percent of net revenue	27.6%	38.4%

	Six Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Research and development expense	$32,415	$33,555	$(1,140)	(3%)
Percent of net revenue	28.4%	42.1%

The decrease in research and development expense for the three and six months ended August 1, 2015 compared to the corresponding periods in the prior fiscal year is primarily due to our restructuring efforts principally through reduction in force during fiscal 2015, the effects of which are being realized during the three and six months ended August 1, 2015 and decreases of $0.1 million and $0.4 million in support costs and depreciation, respectively. We hired additional employees in more cost beneficial jurisdictions during fiscal 2015 to contribute to the development of emerging technologies within the Smart TV market which partially offset the reductions experienced as part of our restructuring efforts.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Sales and marketing expense	$5,254	$5,475	$(221)	(4%)
Percent of net revenue	9.0%	12.8%

	Six Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Sales and marketing expense	$11,065	$10,925	$140	1%
Percent of net revenue	9.7%	13.7%

Sales and marketing expense for the three and six months ended August 1, 2015 remained relatively flat compared to the corresponding periods in the prior fiscal year. The increase in sales and marketing expense during the six months ended August 1, 2015 was largely due to an increase in tradeshow costs of $0.6 million, partially offset by decreased personnel related compensation costs.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
General and administrative expense	$5,005	$4,555	$450	10%
Percent of net revenue	8.6%	10.6%

	Six Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
General and administrative expense	$10,777	$9,586	$1,191	12%
Percent of net revenue	9.4%	12.0%

The increase in general and administrative expense for the three and six months ended August 1, 2015 compared to the corresponding periods in the prior fiscal year is primarily due to higher professional fees of $0.4 million and $1.0 million, respectively, associated with legal, audit and tax activities and other outside services.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of this review, we recorded $1.0 million of impairment charges during the three and six months ended August 1, 2015. During the three and six months ended August 2, 2014, we recorded impairments of $1.2 million and $1.3 million, respectively.

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

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the second quarter of fiscal 2016, we incurred no restructuring charges.

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

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the six months ended August 1, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, August 1, 2015	$102	$-	$-	$102	$6,642

Interest and other income, net

The following table sets forth net interest and other income and the related change (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	August 1, 2015	% change	August 2, 2014	August 1, 2015	% change	August 2, 2014
Interest and other income, net	$113	(70%)	$372	$784	145%	$320

Interest and other income primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease of $0.3 million for the three months ended August 1, 2015 compared to the corresponding period in the prior fiscal year was primarily a result of $0.1 million of impairment charges related to an equity investment.

The increase of $0.5 million for the six months ended August 1, 2015 compared to the corresponding period in the prior fiscal year was primarily due to cash received of $0.5 million, which had been held in an escrow account from the liquidation of an investment that occurred in fiscal 2014.

Provision for income taxes

We recorded a provision for income taxes of $1.0 million and $2.2 million for the three months ended August 1, 2015 and August 2, 2014, respectively.  The provision for income taxes was $3.5 million and $3.6 million for the six months ended August 1, 2015 and August 2, 2014, respectively. The decrease in tax expense is primarily attributable to the decrease in profitability in taxable jurisdictions in the second quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three and six months ended August 1, 2015 and August 2, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	August 1, 2015	January 31, 2015
Cash and cash equivalents	$65,239	$83,502
Short-term marketable securities	11,928	6,347
	$77,167	$89,849

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

As of August 1, 2015, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $77.2 million, which represents approximately $2.15 per share of outstanding common stock as compared to $2.54 as of January 31, 2015. Working capital as of August 1, 2015 was $108.8 million. Total cash and cash equivalents decreased by $18.3 million compared to January 31, 2015, primarily due to changes in operating assets and liabilities of $24.7 million, purchases of intangible and tangible assets of $5.9 million, net purchases of marketable securities of $7.0 million, $16.6 million of net income generated after adjusting for non-cash items and net proceeds of $2.7 million from exercises of employee stock options and stock purchase rights.

As of August 1, 2015, we held $5.6 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	August 1, 2015	August 2, 2014
Net cash (used in) provided by:
Operating activities	$(8,038)	$(3,909)
Investing activities	(12,880)	6,930
Financing activities	2,783	2,489
Effect of foreign exchange rate changes on cash and cash equivalents	(128)	12
Net (decrease) increase in cash and cash equivalents	$(18,263)	$5,522

Cash flows from operating activities

Net cash used in operating activities of $8.0 million for the six months ended August 1, 2015 was primarily due to a net change of $24.7 million in operating assets and liabilities partially offset by $16.6 million of net income after non-cash adjustments of $16.7 million. Cash used in accounts receivable of $12.6 million during the six months ended August 1, 2015 was primarily related to increased revenue and timing of collections. Cash provided by accounts payable of $6.2 million during the six months ended August 1, 2015 was primarily a result of timing of payments. Cash used in income taxes payable of $3.1 million was primarily the result of large income tax payments in Singapore and Israel. Cash used in inventory of $11.9 million was primarily the result of increased purchases in anticipation of expected demand primarily within the Smart TV and IoT Devices markets.

Net cash used in operating activities of $8.0 million for the six months ended August 1, 2015 represents a $4.1 million increase from the cash used in operating activities during the corresponding period in fiscal 2015. The change was partially attributable to the increase in cash used for inventory and accounts receivable of $10.7 million and $15.5 million, respectively. The decrease in net loss of $17.5 million after adjusting for non-cash items and the change in cash provided by accounts payable of $6.0 million partially offset the overall decrease from the six months ended August 2, 2014.

During the six months ended August 1, 2015, we experienced higher media processor wafer purchases resulting in an increase in inventory in anticipation of seasonal customer demand and expanding opportunities in our target markets. The change in accounts payable from the corresponding period in fiscal 2015 was primarily due to timing of payments. The change in accounts receivable from the corresponding period in fiscal 2015 was primarily the result of increased revenue as well as the timing of product shipments and collections.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $12.9 million for the six months ended August 1, 2015, which was due to net purchases of marketable securities, purchases of IP and software, and purchases of equipment and leasehold improvements of $7.0 million, $2.4 million and $3.5 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $12.9 million for the six months ended August 1, 2015 represents a $19.8 million decrease from the amount of cash provided by investing activities during the corresponding period in fiscal 2015. The decrease was primarily due to the purchases of marketable securities of $7.1 million during the six months ended August 1, 2015 with no corresponding purchase in the corresponding period in the prior fiscal year. Additionally, we received proceeds from the sale and maturities of marketable securities of $11.0 million during the six months ended August 2, 2014 with nominal sales or maturities during the six months ended August 1, 2015. Increased purchases of tangible and intangible property and equipment were made in comparison to the corresponding period in fiscal 2015 resulting in a net decrease of $1.3 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.8 million for the six months ended August 1, 2015, which was due to the net proceeds from the exercise of employee stock options and stock purchase rights. The change from the corresponding period in fiscal 2015 was primarily the result of higher exercise activity related to stock options primarily offset by lower tax benefits from stock compensation being realized in the current period.

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

Off-Balance Sheet Arrangements

As of August 1, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of August 1, 2015 (in thousands):

	Payments due by Period
	Fiscal 2016 (Remaining 6 months)	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Thereafter	Total

Operating leases	$2,312	$4,442	$1,593	$1,143	$9,490
Design tools	4,286	2,743	-	-	7,029
Non-cancelable purchase obligations	35,256	-	-	-	35,256
Total contractual obligations	$41,854	$7,185	$1,593	$1,143	$51,775

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

Interest rate sensitivity:  As of August 1, 2015 and January 31, 2015, we held approximately $82.8 million and $94.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

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

As of August 1, 2015, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish Krone, Euro, Japanese Yen, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar, Korean Won and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. Dollar immediately and uniformly by 10% from the exchange rates at August 1, 2015 and January 31, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.5 million and $0.8 million, respectively.

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

As of August 1, 2015, the end of the period covered by this Annual Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of August 1, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith:

3.8	Amended and Restated Bylaws of Sigma. Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.12*	Sigma Designs 2015 Employee Stock Purchase Plan. Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.13*	Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.14*	Forms of Awards under Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

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

SIGMA DESIGNS, INC.
Date: September 9, 2015
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elias N. Nader
Elias N. Nader

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.8	Amended and Restated Bylaws of Sigma. Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.12*	Sigma Designs 2015 Employee Stock Purchase Plan. Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.13*	Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.14*	Forms of Awards under Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

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