Form 10-Q
period 2015-10-31
SIGMA DESIGNS INC
filed 2015-12-09
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 2, 2015, the Company had 36,451,927 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$67,164	$83,502
Short-term marketable securities	24,528	6,347
Restricted cash	400	400
Accounts receivable, net of allowances of $2,229 as of October 31, 2015 and $1,502 as of January 31, 2015	30,971	26,415
Inventory	27,953	20,445
Deferred tax assets	3,259	3,319
Prepaid expenses and other current assets	11,704	8,805
Total current assets	165,979	149,233

Long-term marketable securities	3,537	4,249
Software, equipment and leasehold improvements, net	16,638	21,594
Intangible assets, net	24,318	24,642
Deferred tax assets, net of current portion	645	687
Long-term investments, net of current portion	3,132	3,267
Other non-current assets	7,586	1,661
Total assets	$221,835	$205,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,664	$21,207
Accrued compensation and related benefits	8,684	6,806
Accrued liabilities	12,451	22,894
Total current liabilities	47,799	50,907

Income taxes payable	10,475	7,573
Long-term deferred tax liabilities	423	741
Other long-term liabilities	6,439	2,822
Total liabilities	65,136	62,043

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 41,016,710 issued and 36,357,567 outstanding as of October 31, 2015 and 39,973,689 issued and 35,314,546 outstanding as of January 31, 2015	501,101	493,550
Treasury stock, at cost, 4,659,143 shares as of October 31, 2015 and January 31, 2015	(88,198)	(88,198)
Accumulated other comprehensive loss	(1,602)	(1,111)
Accumulated deficit	(254,602)	(260,951)
Total shareholders’ equity	156,699	143,290
Total liabilities and shareholders’ equity	$221,835	$205,333

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net revenue	$61,581	$53,784	$175,800	$133,467
Cost of revenue	30,794	27,272	87,141	64,841
Gross profit	30,787	26,512	88,659	68,626

Operating expenses
Research and development	17,339	16,603	49,754	50,158
Sales and marketing	5,875	5,559	16,940	16,484
General and administrative	5,314	4,808	16,091	14,394
Restructuring costs	-	(18)	9	1,002
Impairment of IP, mask sets and design tools	795	856	1,783	2,122
Total operating expenses	29,323	27,808	84,577	84,160
Income (loss) from operations	1,464	(1,296)	4,082	(15,534)
Gain on sale of development project	7,551	-	7,551	-
Interest and other income, net	37	188	821	508
Income (loss) before income taxes	9,052	(1,108)	12,454	(15,026)
Provision for (benefit from) income taxes	2,617	(551)	6,105	3,065
Net income (loss)	$6,435	$(557)	$6,349	$(18,091)

Net income (loss) per common share:
Basic	$0.18	$(0.02)	$0.18	$(0.52)
Diluted	$0.17	$(0.02)	$0.17	$(0.52)

Shares used in computing net income (loss) per share:
Basic	36,046	34,790	35,670	34,578
Diluted	36,785	34,790	36,515	34,578

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income (loss)	$6,435	$(557)	$6,349	$(18,091)

Other comprehensive loss:
Currency translation adjustments, net of $0 tax during the three and nine months ended October 31, 2015 and November 1, 2014	(100)	(606)	(388)	(701)
Unrealized loss on marketable securities, net of $0 tax during the three and nine months ended October 31, 2015 and November 1, 2014	(24)	(33)	(103)	(124)
Other comprehensive loss	(124)	(639)	(491)	(825)

Comprehensive income (loss)	$6,311	$(1,196)	$5,858	$(18,916)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income (loss)	$6,349	$(18,091)
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Depreciation and amortization	15,691	16,153
Stock-based compensation	4,880	4,578
Provision for excess and obsolete inventory	2,252	2,397
Provision for sales returns, discounts and doubtful accounts	727	368
Deferred income taxes	(216)	(3,123)
Impairment of IP, mask sets and design tools	1,783	2,122
Tax effect related to share awards	81	(620)
Excess tax expense from stock-based compensation	(81)	620
Impairment of investment	132	601
Other non-cash activities	(267)	70
Changes in operating assets and liabilities:
Accounts receivable	(5,283)	1,313
Inventory	(9,760)	(2,103)
Prepaid expenses and other current assets	98	1,598
Other non-current assets	(5,953)	127
Accounts payable	4,321	4,141
Accrued liabilities, compensation and related benefits	(4,482)	5,310
Income taxes payable	(1,425)	(273)
Other long-term liabilities	910	(2,428)
Net cash provided by operating activities	9,757	12,760

Cash flows from investing activities:
Restricted cash	-	275
Purchases of marketable securities	(22,622)	(3,079)
Sales and maturities of marketable securities	5,050	13,233
Purchases of software, equipment and leasehold improvements	(5,551)	(5,161)
Purchases of IP	(2,750)	(2,443)
Issuance of short-term promissory notes	(2,710)	-
Repayment of note receivable	-	230
Net cash (used in) provided by investing activities	(28,583)	3,055

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	(81)	36
Net proceeds from exercises of employee stock options and stock purchase rights	2,752	1,270
Net cash provided by financing activities	2,671	1,306

Effect of foreign exchange rate changes on cash and cash equivalents	(183)	(151)
Net (decrease) increase in cash and cash equivalents	(16,338)	16,970

Cash and cash equivalents, beginning of period	83,502	64,326
Cash and cash equivalents, end of period	$67,164	$81,296

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,335	$5,596

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent media platforms for use in the home entertainment and control markets.  Our goal is to ensure integrated semiconductor solutions serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, media connectivity and home control products. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary target markets which are the Smart TV, Set-top Box, Media Connectivity and Internet of Things (“IoT”) Devices markets. We derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The third quarter of fiscal 2016 and fiscal 2015 ended on October 31, 2015 (91 days) and November 1, 2014 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 31, 2015 and January 31, 2015, the consolidated results of our operations for the three and nine months ended October 31, 2015 and November 1, 2014, and the consolidated cash flows for the nine months ended October 31, 2015 and November 1, 2014.  The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the nine months ended October 31, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 is effective for us beginning in the first quarter of 2018 with early application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the timing of its application. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes guidance for subsequent measurement of inventory within the scope of the Update from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for us beginning in the first quarter of 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us beginning in the first quarter of 2016 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in our first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either our first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

As of October 31, 2015 and January 31, 2015, we had $0.4 million of restricted cash related to an office-space operating lease and other transactions, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 31, 2015			January 31, 2015
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Certificate of deposits	$15,509	$-	$15,509	$-	$-	$-
Corporate bonds	11,205	66	11,271	9,130	153	9,283
Money market funds	5,235	-	5,235	7,650	-	7,650
Fixed income mutual funds	1,259	26	1,285	1,324	(11)	1,313
Total cash equivalents and marketable securities	$33,208	$92	33,300	$18,104	$142	18,246

Cash on hand held in the United States			9,455			12,042
Cash on hand held overseas			52,474			63,810
Total cash on hand			61,929			75,852
Total cash, cash equivalents and marketable securities			$95,229			$94,098

Reported as:
Cash and cash equivalents			$67,164			$83,502
Short-term marketable securities			24,528			6,347
Long-term marketable securities			3,537			4,249
			$95,229			$94,098

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	October 31, 2015		January 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$29,669	$29,763	$13,995	$13,997
Due in greater than one year	3,539	3,537	4,109	4,249
Total	$33,208	$33,300	$18,104	$18,246

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015 (in thousands):

	October 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificate of deposits	$15,509	$15,509	$-	$-
Corporate bonds	11,271	11,271	-	-
Money market funds	5,235	5,235	-	-
Fixed income mutual funds	1,285	1,285	-	-
Total cash equivalents and marketable securities	33,300	33,300	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$33,700	$33,700	$-	$-

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$9,283	$9,283	$-	$-
Money market funds	7,650	7,650	-	-
Fixed income mutual funds	1,313	1,313	-	-
Total cash equivalents and marketable securities	18,246	18,246	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,646	$18,646	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of October 31, 2015, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $3.1 million. In the fourth quarter of fiscal 2014, the second quarter of fiscal 2015 and the second quarter of fiscal 2016, we recorded impairment charges of $0.3 million, $0.6 million and $0.1 million, respectively, on an investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of October 31, 2015. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments during the three and nine months ended October 31, 2015 and November 1, 2014. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

 4.             Investments in privately held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Equity investments:	October 31, 2015	January 31, 2015
Issuer A	$2,000	$2,000
Issuer B	1,000	1,000
Issuer C	-	129
Issuer D	132	138
Total equity investments	$3,132	$3,267

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million. In November 2010, we loaned $1.0 million to Issuer A and received a secured promissory note. During the second quarter of fiscal 2015, the note receivable from Issuer A was fully repaid.

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014, the second quarter of fiscal 2015 and the second quarter of fiscal 2016, we recorded impairment charges of $0.3 million, $0.6 million and $0.1 million, respectively, on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of October 31, 2015.

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

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	October 31, 2015	January 31, 2015
Wafers and other purchased materials	$16,417	$8,420
Work-in-process	1,950	3,045
Finished goods	9,586	8,980
Total inventory	$27,953	$20,445

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2015	January 31, 2015
Deposits	$3,221	$3,124
Short-term promissory notes	2,710	-
Prepayments for inventory	1,685	1,670
Prepayments for royalties	741	659
R&D credit receivable	576	583
Other current assets	2,771	2,769
Total prepaid expenses and other current assets	$11,704	$8,805

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			October 31, 2015	January 31, 2015
Software		2		$40,271	$41,069
Equipment	1	-	5	22,698	22,168
Office equipment and furniture		2		7,934	8,693
Leasehold improvements	1	-	6	1,800	2,874
Total				72,703	74,804
Less: Accumulated depreciation and amortization				(56,065)	(53,210)
Total software, equipment and leasehold improvements, net				$16,638	$21,594

Software, equipment and leasehold improvement depreciation and amortization expense was $3.3 million and $3.1 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and was $9.2 million for both the nine months ended October 31, 2015 and November 1, 2014. We recorded impairment charges for mask sets and design tools associated with discontinued products for the three and nine months ended October 31, 2015 of $0.4 million and $1.4 million, respectively, and for the three and nine months ended November 1, 2014 of $0.7 million and $1.5 million, respectively, which was recorded in operating expenses in the accompanying condensed consolidated statement of operations.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities consist of the following (in thousands):

	October 31, 2015	January 31, 2015
License fees	$4,795	$4,286
Rebates	2,287	9,599
Royalties	1,804	880
Income taxes payable, current portion	998	5,326
Warranties	983	864
Deferred revenue	492	372
Other accrued liabilities	1,092	1,567
Total accrued liabilities	$12,451	$22,894

The following table summarizes activity related to accrued rebates (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Beginning balance	$4,918	$3,903	$9,599	$3,587
Charged as a reduction of revenue	2,596	6,399	9,147	12,463
Reversal of unclaimed rebates	-	-	(1,028)	-
Payments	(5,227)	(3,526)	(15,431)	(9,274)
Ending balance	$2,287	$6,776	$2,287	$6,776

6.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	October 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(47,595)	$4,419	1.3
Customer relationships	50,704	(30,486)	(19,145)	1,073	1.0
Trademarks and other	5,478	-	(5,110)	368	3.2
Purchased IP - amortizing	32,002	(5,516)	(17,567)	8,919	2.9
Total amortizing	164,812	(60,616)	(89,417)	14,779	2.3
Purchased IP - not yet deployed	13,677	(4,138)	-	9,539
Total intangibles	$178,489	$(64,754)	$(89,417)	$24,318

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

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

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of revenue	$1,585	$2,000	$5,467	$5,924
Operating expenses	349	354	1,049	1,064
Total intangibles amortization expense	$1,934	$2,354	$6,516	$6,988

As of October 31, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2016 (remaining three months)	$2,255
2017	7,252
2018	2,972
2019	1,621
2020	679
Total	$14,779

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the second and third quarters of fiscal 2016, we incurred no restructuring charges.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the nine months ended October 31, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, October 31, 2015	$102	$-	$-	$102	$6,642

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Buyer advised us that it did not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal and other associated costs and interest. We have recovered $2.6 million in legal costs, interest and other associated expenses to date from the Buyer, for a total recovery of $7.6 million, which was recorded as other income in our condensed consolidated statements of operations in its entirety.

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

Details of the change in accrued warranty as of October 31, 2015 and November 1, 2014 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 31, 2015	$874	$321	$(212)	$983
November 1, 2014	$640	$342	$(128)	$854

Nine Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 31, 2015	$864	$610	$(491)	$983
November 1, 2014	$620	$584	$(350)	$854

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 31, 2015, the total amount of outstanding non-cancelable purchase orders was approximately $28.2 million.

Design Tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of October 31, 2015, the remaining payments under this agreement totaled $2.7 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools which totaled $3.1 million. Payments under these arrangements are being made through fiscal 2017. We have fully accrued these amounts as of October 31, 2015.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and nine months ended October 31, 2015, we recorded gross royalty expense of $1.2 million and $3.3 million, respectively, and $0.8 million and $1.9 million for the three and nine months ended November1, 2014, respectively, in cost of revenue in the condensed consolidated statements of operations.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through October 31, 2015, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of October 31, 2015, our remaining potential obligation under these programs was approximately $1.1 million.

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

On March 8, 2013, we entered into an Asset Purchase Agreement with a third party (the “Buyer”) to sell certain development projects (intellectual property) and long-lived assets (the “Connectivity Assets”) related to the connectivity technology over coaxial cable market, including the transfer of 21 employees (the “Connectivity Employees”) to the Buyer. Under the terms of the Asset Purchase Agreement, if certain technical milestones were met by September 30, 2013 as a result of further development of the transferred technology by the Buyer, we were to be paid an additional $5.0 million in cash. The Buyer advised us that it did not believe the milestones had been met by September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of JAMS for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal costs, interest and other associated expenses. We have recovered $2.6 million in legal costs, interest and other associated expenses to date from the Buyer, for a total recovery of $7.6 million, which was recorded as other income in our condensed consolidated statements of operations in its entirety.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The fair value of these obligations was zero on our condensed consolidated balance sheet as of October 31, 2015.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2015, we settled an audit through binding arbitration relating to a license agreement used in our Set-top Box business for $0.2 million, $0.1 million of which was incurred during the three months ending May 3, 2014 and was included in sales and marketing expenses for that period in the accompanying condensed consolidated statements of operations.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we simply have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license. As of October 31, 2015, the audit process has been completed for which the licensor concluded no further payments are required. Consequently, we reversed the previously accrued estimate of additional expenditures of $0.1 million in our condensed consolidated statement of operations during the three months ended October 31, 2015. We believe we are substantially in compliance with the terms of our licensing arrangements.

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

The following table sets forth the basic and diluted net income (loss) per share computed for the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator:
Net income (loss), as reported	$6,435	$(557)	$6,349	$(18,091)
Denominator:
Weighted-average common shares outstanding - basic	36,046	34,790	35,670	34,578
Dilutive effect of employee stock plans	739	-	845	-
Weighted-average common shares outstanding - diluted	36,785	34,790	36,515	34,578
Net income (loss) per share - basic	$0.18	$(0.02)	$0.18	$(0.52)
Net income (loss) per share - diluted	$0.17	$(0.02)	$0.17	$(0.52)

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

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock options	2,380	3,933	2,415	3,947
Restricted stock units and awards	412	738	151	463

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Shareholders’ equity and employee benefits

Condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Unrealized Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 31, 2015	39,973,689	$493,550	(4,659,143)	$(88,198)	$(27)	$(1,084)	$(260,951)	$143,290
Unrealized loss on marketable securities	-	-	-	-	(103)	-	-	(103)
Currency translation adjustments	-	-	-	-	-	(388)	-	(388)
Stock-based compensation expense	-	4,880	-	-	-	-	-	4,880
Tax effect related to share awards	-	(81)	-	-	-	-	-	(81)
Net proceeds from common stock issued under share plans	1,043,021	2,752	-	-	-	-	-	2,752
Net income	-	-	-	-	-	-	6,349	6,349
Balance, October 31, 2015	41,016,710	$501,101	(4,659,143)	$(88,198)	$(130)	$(1,472)	$(254,602)	$156,699

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2015, the annual base is capped at RMB 16,353 per employee. For the three and nine months ended October 31, 2015, we made matching contributions of $0.6 million and $1.7 million, respectively, and $0.5 million and $1.5 million for the three and nine months ended November 1, 2014, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions of $0.2 million and $0.5 million for each of the three and nine months ended October 31, 2015 and November 1, 2014, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of October 31, 2015, we have an accrued severance liability of $0.8 million primarily offset by $0.7 million of severance employee funds.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Incentive Plan

On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 Plan is the successor to and continuation of the Company’s 2001 Stock Plan (the “2001 Plan”), and the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2001 Plan, the “Prior Plans”). Our 2015 Plan provides for the grant of stock options, restricted stock, restricted stock units, and other stock-related and performance awards that may be settled in cash, stock or other property. The total number of shares of the Company’s common stock reserved for issuance under the 2015 Plan consists of 3,000,000 shares plus the number of shares subject to stock awards outstanding under the Prior Plans that terminate prior to exercise and would otherwise be returned to the share reserves under the Prior Plans up to a maximum of 5,000,000 shares.

Employee Stock Purchase Plan

On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 ESPP has replaced the Company’s 2010 Employee Stock Purchase Plan, which was terminated. There are 3,500,000 shares of common stock reserved for issuance under the 2015 ESPP. The 2015 ESPP is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee thereof will deem appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offerings that have commenced to date under the 2015 ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower. The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering. These terms will automatically apply to future offerings under the 2015 ESPP unless modified by the Board or a committee thereof.

During the first quarter of fiscal 2016, we discovered that we inadvertently sold shares of our common stock to our employees during fiscal 2015 in excess of the shares of common stock authorized to be issued under our 2010 Purchase Plan. As a result, we may have failed to comply with the registration or qualification requirements of federal securities laws. Certain purchasers of the shares that were issued in excess of the shares authorized under our 2010 Purchase Plan may have the right to rescind their purchases from us for an amount equal to the purchase price paid for shares, plus interest from the date of purchase. These shares were treated as issued and outstanding for financial reporting purposes as of the original date of issuance. We intend to make a registered rescission offer during fiscal 2017 to eligible participants who purchased shares in the last twelve months.

As of October 31, 2015, there were approximately 92,072 shares issued to participants in the 2010 Purchase Plan in the past twelve months that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. The aforementioned amount is included in accrued compensation and related benefits in the accompanying condensed consolidated balance sheets. The shares subject to repurchase are included in permanent equity as of January 31, 2015 as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.           Income taxes

We recorded a provision for and benefit from income taxes of $2.6 million and $0.6 million for the three months ended October 31, 2015 and November 1, 2014, respectively.  The provision for income taxes was $6.1 million and $3.1 million for the nine months ended October 31, 2015 and November 1, 2014, respectively. The increase in tax expense is primarily attributable to the increase in profitability in taxable jurisdictions in the third quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three and nine months ended October 31, 2015 and November 1, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories. No revenue was derived from the licensing of our technology during the three and nine months ended October 31, 2015, and zero and 3.7% of our total net revenue for the three and nine months ended November 1, 2014, respectively, was derived from licensing arrangements.

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

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Smart TV	$32,244	$16,570	$78,378	$32,667
Media Connectivity	14,003	23,022	43,149	56,968
IoT Devices	10,209	7,182	35,637	19,898
Set-top Box	4,744	6,759	17,582	17,976
License and other	381	251	1,054	5,958
Net revenue	$61,581	$53,784	$175,800	$133,467

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Asia	$47,691	$46,567	$132,045	$109,885
North America	11,464	3,986	33,698	13,532
Europe	2,426	3,023	8,207	7,385
Other Regions	-	208	1,850	2,665
Net revenue	$61,581	$53,784	$175,800	$133,467

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
China, including Hong Kong	$26,556	$20,341	$69,861	$51,159
Taiwan	15,355	7,615	39,520	18,605
United States	11,300	4,007	33,395	13,416
Thailand	1,428	14,191	11,021	28,472
Rest of the world	6,942	7,630	22,003	21,815
Net revenue	$61,581	$53,784	$175,800	$133,467

During the three and nine months ended October 31, 2015, Sunjet Components Corporation accounted for 18% and 16% of our net revenue, respectively. During the three months ended November 1, 2014, Cal-Comp Electronics, Benchmark Electronics and Nanning Fugui Precision accounted for 13%, 13% and 10% of our net revenue, respectively; during the nine months ended November 1, 2014, Benchmark Electronics accounted for 13% of our net revenue.

As of October 31, 2015, Sunjet Components Corporation and Nanning Fugui Precision accounted for approximately 17% and 10% of net accounts receivable, respectively. As of January 31, 2015, Benchmark Electronics, Nanning Fugui Precision and Arrow Electronics accounted for approximately 16%, 12%, and 10% of net accounts receivable.

14.           Subsequent events

Acquisition of Bretelon, Inc.—On November 4, 2015, we completed the acquisition of Bretelon, Inc. (“Bretelon”), who is currently engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $22.7 million in cash, subject to certain adjustments (the “Merger Consideration”), which was funded with a combination of cash on hand and the incurrence of certain liabilities. We are retaining a portion of the consideration following the closing for the satisfaction of indemnification claims made within a specified period of time. The Acquisition was consummated on November 12, 2015. For a complete description of the aforementioned Acquisition and related Merger Agreement, refer to the Current Report on Form 8-K filed on November 10, 2015 and exhibit 2.1 therein.

For the three months ended October 31, 2015, we recorded transaction costs of approximately $0.3 million related to the Bretelon Acquisition in general and administrative expense in the accompanying condensed consolidated statements of operations.

Prior to the consummation of the Acquisition, we loaned approximately $2.7 million of cash to Bretelon in exchange for a number of interest-bearing promissory notes (the “Notes”). These Notes with principal amounts of $1.5 million, $1.0 million and $0.2 million were issued on August 28, 2015, September 14, 2015, and October 5, 2015, respectively; all of which bore interest at three percent per annum. Upon consummation of the Acquisition, the Notes along with accrued interest were deducted from the aggregate consideration. These Notes were outstanding as of October 31, 2015 and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of the aforementioned date.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bretelon Acquisition was accounted for as a purchase and the operations of Bretelon will be included in our consolidated financial statements from the date of Acquisition.

Our acquisition of Bretelon during the fourth quarter was a major step forward in expanding our overall IoT footprint. This Acquisition expands our total addressable market to include outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. Mobile IoT is a strong growth market with an expanding range of applications for both consumer and commercial consumption. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

We will recognize the Bretelon assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of Acquisition. The aggregate purchase price for Bretelon will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which is expected to be tax deductible.

We expect to finalize the allocation of purchase price within 12 months of November 4, 2015. The preliminary allocation of purchase price as of December 6, 2015, is as follows (in thousands):

	Amount
Cash consideration	$21,072
Liabilities assumed	1,647
Total consideration	$22,719

Assets acquired	$32
Liabilities assumed	(1,647)
Net tangible liabilities assumed	(1,615)

		Estimated Useful Life (in years)
Identifiable intangible assets:
Developed technology	14,190	8	-	10
Customer relationships	4,700	3	-	5
Goodwill	5,444		—
Total consideration	$22,719

The purchase price allocation is preliminary and subject to completion including the areas of taxation where we are finalizing a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.

Disclosure of pro forma earnings attributable to Bretelon is excluded as it would be impracticable, due to our limited visibility into historical financial records as we are still in the preliminary stages of the Acquisition and related integration efforts.

Certain directors of ours owned shares and other securities of Bretelon prior to the Acquisition. Martin Manniche, a member of our Board of Directors, also served on the board of directors of Bretelon and held a fully vested option to purchase 700,000 shares of Bretelon common stock (the “Option”). At the consummation of the Acquisition, the Option was converted into a right to receive cash proceeds from the Merger Consideration equal to the difference between the price per share paid for Bretelon common stock in the Acquisition and the exercise price of the Option, or an aggregate of approximately $215,000.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our President, Chief Executive Officer and a member of our Board, Thinh Tran, also beneficially owned 1,710,526 shares of Bretelon common stock, or 3.9% of the outstanding shares of Bretelon capital stock on a fully diluted basis. Pursuant to the terms of the Merger Agreement, Mr. Tran divested his shares of Bretelon common stock prior to the consummation of the Acquisition by transferring such shares at original cost to us at an aggregate price of $97,500. We have received the benefit of the proceeds that would have been otherwise allocated to these shares held by Mr. Tran in the Acquisition, which proceeds equaled approximately six times the original cost of such shares. This transfer from Mr. Tran to the Company was subject to, and occurred immediately prior to, the consummation of the Acquisition.

In light of the interests of certain members of our Board in this transaction, our Board established a special committee of the Board (the “Special Committee”) consisting of independent directors who had no interest or prior dealings with Bretelon. The members of the Special Committee were Tor Braham, J. Michael Dodson and Pete Thompson. These directors also comprise our Audit Committee, which committee is also charged with reviewing related-party transactions. The primary duties of the Special Committee were to evaluate the strategic opportunity with Bretelon, to review the principal terms of any proposed transaction with Bretelon and to make a final recommendation to our Board on whether to approve any definitive agreement with Bretelon. The Special Committee unanimously approved the Acquisition and the Merger Agreement and recommended to the full Board that it approve the Acquisition and the Merger Agreement. Upon such recommendation, our Board approved the Acquisition and the Merger Agreement, with Mr. Tran abstaining from the vote and Mr. Manniche not in attendance at our Board meeting in which the Acquisition and the Merger Agreement were approved.

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

Our acquisition of Bretelon, Inc., an advanced form of mobile IoT Technology Company in the fourth quarter is intended to expand our overall IoT footprint. This acquisition expands our total addressable market to include products with outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. We intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

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

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the second and third quarters of fiscal 2016, we incurred no restructuring charges.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the nine months ended October 31, 2015, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2015. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2015 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue
Net revenue	$61,581	100%	$53,784	100%	$175,800	100%	$133,467	100%
Cost of revenue	30,794	50%	27,272	51%	87,141	50%	64,841	49%
Gross profit	30,787	50%	26,512	49%	88,659	50%	68,626	51%
Operating expenses
Research and development	17,339	28%	16,603	31%	49,754	28%	50,158	37%
Sales and marketing	5,875	10%	5,559	10%	16,940	10%	16,484	12%
General and administrative	5,314	9%	4,808	9%	16,091	9%	14,394	11%
Restructuring costs	-	-%	(18)	0%	9	0%	1,002	1%
Impairment of IP, mask sets and design tools	795	1%	856	2%	1,783	1%	2,122	2%
Total operating expenses	29,323	48%	27,808	52%	84,577	48%	84,160	63%
Income (loss) from operations	1,464	2%	(1,296)	(3%)	4,082	2%	(15,534)	(12%)
Gain on sale of development project	7,551	12%	-	-	7,551	4%	-	-
Interest and other income, net	37	0%	188	0%	821	1%	508	0%
Income (loss) before income taxes	9,052	14%	(1,108)	(3%)	12,454	7%	(15,026)	(12%)
Provision for (benefit from) income taxes	2,617	4%	(551)	(1%)	6,105	3%	3,065	2%
Net income (loss)	$6,435	10%	$(557)	(2%)	$6,349	4%	$(18,091)	(14%)

Net revenue

Our net revenue for the three months ended October 31, 2015 increased $7.8 million, or 14%, compared to the corresponding period in the prior fiscal year. Net revenue increased primarily due to a $15.7 million increase within the Smart TV market and an increase in the IoT Devices market of $3.0 million, partially offset by a decrease in sales into the Media Connectivity market of $9.0 million and a decrease in revenue from the Set-top Box market of $2.0 million.

For the nine months ended October 31, 2015, our net revenue increased $42.3 million, or 32%, compared to the corresponding period in the prior fiscal year. Net revenue increased primarily due to a $45.7 million increase within the Smart TV market and an increase in the IoT Devices market of $15.7 million, partially offset by a decrease in sales into the Media Connectivity market of $13.8 million, a decrease of $0.4 million in the Set-top Box market and decreases from revenue related to the licensing of our technology to third parties of $4.9 million.

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

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue
Smart TV	$32,244	52%	$16,570	31%	$78,378	45%	$32,667	24%
Media Connectivity	14,003	23%	23,022	43%	43,149	25%	56,968	43%
IoT Devices	10,209	17%	7,182	13%	35,637	20%	19,898	15%
Set-top box	4,744	8%	6,759	13%	17,582	10%	17,976	13%
License and other	381	0%	251	0%	1,054	0%	5,958	5%
Net revenue	$61,581	100%	$53,784	100%	$175,800	100%	$133,467	100%

Smart TV: For the three months ended October 31, 2015, net revenue from sales of our products into the Smart TV market increased by $15.7 million, or 95%, compared to the corresponding period in the prior fiscal year. For the nine months ended October 31, 2015, net revenue increased by $45.7 million, or 140%, compared to the corresponding period in the prior fiscal year. We experienced an increase of 114% in average selling price, or ASP, partially offset by a decrease of 9% in units shipped during the three months ended October 31, 2015. Similarly, we experienced an increase of 194% in ASP partially offset by a decline of 18% in units shipped in the Smart TV market during the nine months ended October 31, 2015.

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

Media Connectivity: For the three months ended October 31, 2015, net revenue from sales of our products into the Media Connectivity market decreased $9.0 million, or 39%, compared to the corresponding period in the prior fiscal year primarily due to a decrease of 30% in ASP, compounded by a decrease of 13% in units shipped. For the nine months ended October 31, 2015, net revenue decreased $13.8 million, or 24%, compared to the corresponding period in the prior fiscal year due to a decrease of 14% in ASP, compounded by a decline of 12% in units shipped. In both cases, the decrease in units shipped and ASP was primarily the result of reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings.

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

IoT Devices:  For the three months ended October 31, 2015, net revenue from sales of our products into the IoT Devices market increased $3.0 million, or 42%, compared to the corresponding period in the prior fiscal year.  For the nine months ended October 31, 2015, net revenue increased $15.7 million, or 79%, compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of increased demand in the IoT Devices market, evidenced by increases of 62% and 100% in unit shipments primarily to the Asian and North American regions for the three and nine months ended October 31, 2015, respectively. These increases were partially offset by a decline in ASP of 12% and 10% for the three and nine months ended October 31, 2015, respectively, due to higher volume pricing of service providers. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control products primarily in the aforementioned regions. We expect our revenue from the IoT Devices market to continue to increase in the foreseeable future, subject to fluctuations due to seasonality and changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by operators.

Set-top Box:  For the three months ended October 31, 2015, net revenue from sales of our products into the Set-top Box market decreased $2.0 million, or 30%, compared to the corresponding period in the prior fiscal year.  For the nine months ended October 31, 2015, net revenue decreased $0.4 million, or 2%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease was primarily the result of decreased demand in the Set-top Box market, evidenced by decreases of 32% and 10% in unit shipments primarily to the Asian region for the three and nine months ended October 31, 2015, respectively, due to IPTV service providers’ pending transition to new generations of set-top box products. ASP increased 3% and 9% for the three and nine months ended October 31, 2015, respectively, in comparison to the corresponding periods in the prior fiscal year primarily due to some of our maturing product lines constricted availability in the market thereby bolstering their prices. IPTV service providers deploy set-top boxes for many years and take a long time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. We expect our revenue from the Set-top Box market to fluctuate and perhaps decline in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of new and future generations of our ARM-based products, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three months ended October 31, 2015, net revenue increased $0.1 million, or 52%, compared to the corresponding period in the prior fiscal year. For the nine months ended October 31, 2015, net revenue decreased $4.9 million, or 82%, compared to the corresponding period in the prior fiscal year. The license revenue in the prior fiscal year was attributable to two license agreements pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue	October 31, 2015	% of Net Revenue	November 1, 2014	% of Net Revenue
Asia	$47,691	77%	$46,567	87%	$132,045	75%	$109,885	82%
North America	11,464	19%	3,986	7%	33,698	19%	13,532	10%
Europe	2,426	4%	3,023	6%	8,207	5%	7,385	6%
Other regions	-	-%	208	0%	1,850	1%	2,665	2%
Net revenue	$61,581	100%	$53,784	100%	$175,800	100%	$133,467	100%

Asia: Our net revenue from Asia increased $1.1 million, or 2%, for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 31, 2015 increased $22.2 million, or 20%, compared to the corresponding period in the prior fiscal year. In both cases, the increases were largely attributable to the increasing deployments of new generation products by our customers within the Smart TV market. In Asia, we also experienced increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decrease in the Media Connectivity market resulting from decreased demand from telecommunication providers. Net revenue from customers in Asia as a percentage of our total net revenue for the three and nine months ended October 31, 2015 decreased ten and seven percentage points, respectively, compared to the corresponding periods in the prior fiscal year. These decreases are primarily due to the significant increase in revenue in North America.

North America: Our net revenue from North America increased $7.5 million, or 188%, for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 31, 2015 increased $20.2 million, or 149%, compared to the corresponding period in the prior fiscal year. In both cases, the increases were primarily attributable to the increasing deployments of newer generation products by our operators’ customers within the Smart TV market and increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were completed during the second quarter of fiscal 2015. Net revenue from North American customers as a percentage of our total net revenue for the three and nine months ended October 31, 2015 increased twelve and nine percentage points, respectively, compared to the corresponding periods in the prior fiscal year primarily due to an increasing IoT Devices market base and increased deployments of products within the Smart TV market.

Europe:  Our net revenue from Europe decreased $0.6 million, or 20%, for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 31, 2015 increased $0.8 million, or 11%, compared to the corresponding period in the prior fiscal year. We are experiencing increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users, contributing to the increase experienced during the nine months ended October 31, 2015. These increases were partially offset by a decrease in demand for our Smart TV products in Germany during the three months ended October 31, 2015. Net revenue from Europe as a percentage of our total net revenue for the three and nine months ended October 31, 2015 remained relatively flat compared to the corresponding periods in the prior fiscal year.

Other regions: Our net revenue from other regions decreased $0.2 million, or 100%, for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 31, 2015 decreased $0.8 million, or 31%, compared to the corresponding period in the prior fiscal year. The decreases were primarily the result of a decrease in demand for our products in the Media Connectivity market in Brazil.

Major customers

During the three and nine months ended October 31, 2015, Sunjet Components Corporation accounted for 18% and 16% of our net revenue, respectively. During the three months ended November 1, 2014, Cal-Comp Electronics, Benchmark Electronics and Nanning Fugui Precision accounted for 13%, 13% and 10% of our net revenue, respectively; during the nine months ended November 1, 2014, Benchmark Electronics accounted for 13% of our net revenue.

As of October 31, 2015, Sunjet Components Corporation and Nanning Fugui Precision accounted for approximately 17% and 10% of net accounts receivable, respectively. As of January 31, 2015, Benchmark Electronics, Nanning Fugui Precision and Arrow Electronics accounted for approximately 16%, 12%, and 10% of net accounts receivable.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31, 2015	% Change	November 1, 2014	October 31, 2015	% Change		November 1, 2014
Gross profit	$30,787	16%	$26,512	$88,659	29%		$68,626
Gross margin %	50.0%	1%	49.3%	50.4%	(1%	)	51.4%

Gross profit increased $4.3 million, or 16%, for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. The increase was primarily due to higher gross profit per unit within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $9.9 million and increases in sales volumes within the IoT Devices market with a related impact of $2.4 million. Gross profit was negatively impacted by ASP declines and a decrease in sales volumes within the Media Connectivity market with related impacts of $5.9 million and $1.8 million, respectively. Our gross margin increased approximately one percentage point for the three months ended October 31, 2015, compared to the corresponding period in the prior fiscal year primarily due to product mix within the Smart TV market driven by increased sales volumes of certain legacy products, which are now approaching end-of-life, and yield higher product margins when compared to newer product offerings.

Gross profit increased $20.0 million, or 29%, for the nine months ended October 31, 2015, compared to the corresponding period in the prior fiscal year. The increase was primarily due to higher gross profit per unit within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $28.5 million and increases in sales volumes within the IoT Devices market with a related impact of $10.8 million. Gross profit was negatively impacted by ASP declines and a decrease in sales volumes within the Media Connectivity market with related impacts of $7.3 million and $3.7 million, respectively. We also experienced $4.9 million of lower sales in license technology, which has very little cost of revenue. Our gross margin declined one percentage point for the nine months ended October 31, 2015, compared to the corresponding period in the prior fiscal year primarily due to the aforementioned decline in license revenue.

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

	Three Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
Research and development expense	$17,339	$16,603	$736	4%
Percent of net revenue	28.2%	30.9%

	Nine Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
Research and development expense	$49,754	$50,158	$(404)	(1%)
Percent of net revenue	28.3%	37.6%

The increase in research and development expense for the three months ended October 31, 2015 compared to the corresponding period in the prior fiscal year is primarily due to an increase in research and development personnel of approximately 6% from November 1, 2014 to October 31, 2015, primarily in Shanghai, China and the United States, due to our continuing efforts to develop emerging technologies and expand our product offerings within our target markets, specifically within the Smart TV and IoT Devices markets.

The decrease in research and development expense for the nine months ended October 31, 2015 compared to the corresponding period in the prior fiscal year is primarily due to decreases of $0.5 million in equipment and engineering support costs and decreases of $0.4 million of allocable overhead and facility related costs. These decreases were partially offset by the aforementioned hiring activities of additional employees in Shanghai, China and the United States.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
Sales and marketing expense	$5,875	$5,559	$316	6%
Percent of net revenue	9.5%	10.3%

	Nine Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
Sales and marketing expense	$16,940	$16,484	$456	3%
Percent of net revenue	9.6%	12.4%

The increase in sales and marketing expense for the three and nine months ended October 31, 2015 compared to the corresponding periods in the prior fiscal year is primarily due to increases in tradeshow costs of $0.3 million and $0.9 million, respectively, partially offset by decreased personnel related compensation costs.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
General and administrative expense	$5,314	$4,808	$506	11%
Percent of net revenue	8.6%	8.9%

	Nine Months Ended
	October 31, 2015	November 1, 2014	$ Change	% Change
General and administrative expense	$16,091	$14,394	$1,697	12%
Percent of net revenue	9.2%	10.8%

The increase in general and administrative expense for the three and nine months ended October 31, 2015 compared to the corresponding periods in the prior fiscal year is primarily due to higher professional fees of $0.1 million and $1.1 million, respectively, associated with legal, audit and tax activities and other outside services. We also experienced an increase in personnel related costs of $0.3 million for each of the three and nine months ended October 31, 2015 despite a 3% decrease in personnel from November 1, 2014 to October 31, 2015. These increases were primarily the result of one-time incentive compensation activities and increased stock compensation expense resulting from the appreciation of our stock price.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of this review, we recorded $0.4 million of impairment charges during the three and nine months ended October 31, 2015 related to IP within the Media Connectivity market for which the related products had little to no market. We also recorded $0.4 million and $1.4 million of impairment charges during the three and nine months ended October 31, 2015 related to mask sets within the Media Connectivity and other ancillary markets for the aforementioned reasons.

During the three and nine months ended November 1, 2014, we recorded impairment charges related to our IP, mask sets and design tools of $0.9 million and $2.1 million, respectively, primarily related to a mask set and related IP within the set-top box market and IP within the DTV market for which the related products had minimal-to-no market.

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

During the first quarter of fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. During the second and third quarters of fiscal 2016, we incurred no restructuring charges.

In the first quarter of fiscal 2015, we incurred restructuring charges of $1.0 million, all of which was related to workforce reductions of 29 employees across several geographic regions, the majority of which were in our operations in Israel. Of the total restructuring charges recorded in the first fiscal quarter, approximately $0.1 million was reflected in cost of revenue and $0.9 million was reflected in operating expenses. During the second and third quarters of fiscal 2015, we incurred less than $0.1 million of restructuring charges.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the condensed consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 1, 2014	$363	$-	$2	$365	$5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges for the nine months ended October 31, 2015	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, October 31, 2015	$102	$-	$-	$102	$6,642

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

The Buyer advised us that it did not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal and other associated costs and interest. We have recovered $2.6 million in legal costs, interest and other associated expenses to date from the Buyer, for a total recovery of $7.6 million, which was recorded as other income in our condensed consolidated statements of operations in its entirety.

Interest and other income, net

The following table sets forth net interest and other income and the related change (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31, 2015	% change	November 1, 2014	October 31, 2015	% change	November 1, 2014
Interest and other income, net	$37	(80%)	$188	$821	62%	$508

Interest and other income primarily consists of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease of $0.2 million for the three months ended October 31, 2015 compared to the corresponding period in the prior fiscal year was primarily a result of a $0.4 million decrease in foreign currency gains due to the weakening of the US Dollar over other currencies in countries in which we operate and $0.1 million lower interest income from a lower average marketable security balance, partially offset by $0.2 million of charges in connection with investments we have made in support of our Z-Wave brand during the three months ended November 1, 2014 with no corresponding charges during the three months ended October 31, 2015.

The increase of $0.3 million for the nine months ended October 31, 2015 compared to the corresponding period in the prior fiscal year was primarily due to cash received of $0.5 million, which had been held in an escrow account from the liquidation of an investment that occurred in fiscal 2014, partially offset by a $0.2 million decrease in foreign currency gains due to the weakening of the US Dollar over other currencies in countries in which we operate and $0.1 million lower interest income from a lower average marketable security balance.

Provision for income taxes

We recorded a provision for and benefit from income taxes of $2.6 million and $0.6 million for the three months ended October 31, 2015 and November 1, 2014, respectively.  The provision for income taxes was $6.1 million and $3.1 million for the nine months ended October 31, 2015 and November 1, 2014, respectively. The increase in tax expense is primarily attributable to the increase in profitability in taxable jurisdictions in the third quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 and changes in tax reserves. During the three and nine months ended October 31, 2015 and November 1, 2014, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	October 31, 2015	January 31, 2015
Cash and cash equivalents	$67,164	$83,502
Short-term marketable securities	24,528	6,347
	$91,692	$89,849

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

As of October 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $91.7 million, which represents approximately $2.52 per share of outstanding common stock as compared to $2.54 as of January 31, 2015. Working capital as of October 31, 2015 was $118.2 million. Total cash and cash equivalents decreased by $16.3 million compared to January 31, 2015, primarily due to changes in operating assets and liabilities of $21.6 million, net purchases of marketable securities of $17.6 million, purchases of intangible and tangible assets of $8.3 million, issuances of short-term promissory notes of $2.7 million, $31.3 million of net income generated after adjusting for non-cash items and net proceeds of $2.8 million from exercises of employee stock options and stock purchase rights.

As of October 31, 2015, we held $3.5 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 31, 2015	November 1, 2014
Net cash provided by (used in):
Operating activities	$9,757	$12,760
Investing activities	(28,583)	3,055
Financing activities	2,671	1,306
Effect of foreign exchange rate changes on cash and cash equivalents	(183)	(151)
Net (decrease) increase in cash and cash equivalents	$(16,338)	$16,970

Cash flows from operating activities

Net cash provided by operating activities of $9.8 million for the nine months ended October 31, 2015 was primarily due to a net change of $31.3 million of net income after non-cash adjustments of $25.0 million, partially offset by $21.6 million in operating assets and liabilities. Cash used in accounts receivable of $5.3 million during the nine months ended October 31, 2015 was primarily related to increased revenue and timing of collections. Cash provided by accounts payable of $4.3 million during the nine months ended October 31, 2015 was primarily a result of timing of payments. Cash used in income taxes payable of $1.4 million was primarily the result of large income tax payments in Singapore and Israel. Cash used in inventory of $9.8 million was primarily the result of increased purchases in anticipation of expected demand primarily within the Smart TV and IoT Devices markets. Cash used in accrued liabilities, compensation and related benefits of $4.5 million was primarily the result of timing of payments and payments on previously reserved rebates. Cash used in other non-current assets of $6.0 million was primarily the result of commitments for purchases of IP for use in future product offerings.

Net cash provided by operating activities of $9.8 million for the nine months ended October 31, 2015 represents a $3.0 million decrease from the cash provided by operating activities during the corresponding period in fiscal 2015. The change was partially attributable to the increase in cash used for inventory and accounts receivable of $7.7 million and $6.6 million, respectively. Cash used for other non-current assets and accrued liabilities, compensation and related benefits increased $6.1 million and $9.8 million, respectively. The increase in net income of $26.3 million after adjusting for non-cash items partially offset the overall decrease from the nine months ended November 1, 2014.

During the nine months ended October 31, 2015, we experienced higher media processor wafer purchases resulting in an increase in inventory in anticipation of seasonal customer demand and expanding opportunities in our target markets. The change in accounts receivable from the corresponding period in fiscal 2015 was primarily the result of increased revenue as well as the timing of product shipments and collections. Cash used in accrued liabilities, compensation and related benefits was primarily the result of timing of payments and higher rebates payments. Cash used in other non-current assets was primarily the result of larger commitments for purchases of IP for use in future product offerings.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $28.6 million for the nine months ended October 31, 2015, which was due to net purchases of marketable securities, purchases of IP, and purchases of software, equipment and leasehold improvements of $17.6 million, $2.8 million and $5.6 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets. We also loaned approximately $2.7 million of cash to an entity in exchange for a number of short-term interest-bearing promissory notes in connection with an acquisition that was consummated in our fourth fiscal quarter. Refer to Note 14 for details on the aforementioned event.

Net cash used in investing activities of $28.6 million for the nine months ended October 31, 2015 represents a $31.6 million decrease from the amount of cash provided by investing activities during the corresponding period in fiscal 2015. The decrease was primarily due to the purchases of marketable securities of $22.6 million during the nine months ended October 31, 2015 as compared to $3.1 million of purchases in the corresponding period in the prior fiscal year. Additionally, we received proceeds from the sale and maturities of marketable securities of $13.2 million during the nine months ended November 1, 2014 as compared to $5.0 million of sales or maturities during the nine months ended October 31, 2015. Increased purchases of tangible and intangible property and equipment were made in comparison to the corresponding period in fiscal 2015 resulting in a net decrease of $0.7 million. We also issued short-term interest-bearing promissory notes of $2.7 million to an entity in exchange for cash in connection with an acquisition that occurred in our fourth fiscal quarter with no similar issuances in the corresponding period in the prior fiscal year. Refer to Note 14 for details on the aforementioned event.

Our marketable securities primarily include corporate bonds, money market funds and fixed income mutual funds.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Cash flows from financing activities

Net cash provided by financing activities was $2.7 million for the nine months ended October 31, 2015, which was due to the net proceeds from the exercise of employee stock options and stock purchase rights. The increase of $1.4 million from the corresponding period in fiscal 2015 was primarily the result of higher exercise activity related to stock options in the current period.

Off-Balance Sheet Arrangements

As of October 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 31, 2015 (in thousands):

	Payments due by Period
	Fiscal 2016 (Remaining 3 months)	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Thereafter	Total

Operating leases	$1,085	$7,296	$1,688	$1,149	$11,218
Design tools	3,032	2,819	-	-	5,851
Non-cancelable purchase obligations	28,171	-	-	-	28,171
Total contractual obligations	$32,288	$10,115	$1,688	$1,149	$45,240

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

Interest rate sensitivity:  As of October 31, 2015 and January 31, 2015, we held approximately $95.2 million and $94.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

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

As of October 31, 2015, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish Krone, Euro, Japanese Yen, Hong Kong Dollar, Israeli Shekel, Singapore Dollar, Taiwanese Dollar, Korean Won and Vietnamese Dong.  If foreign exchange rates were to weaken against the U.S. Dollar immediately and uniformly by 10% from the exchange rates at October 31, 2015 and January 31, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.5 million and $0.8 million, respectively.

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

As of October 31, 2015, the end of the period covered by this Annual Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed herewith:

2.1**

Agreement and Plan of Merger dated November 4, 2015 by and between Sigma Designs, Inc., a California corporation, Torrey Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Sigma Designs, Inc., Bretelon, Inc., a Delaware corporation, and Fortis Advisory, LLC, a Delaware limited liability corporation, as Stockholder Representative. Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on November10, 2015.

10.1*	Sigma Designs 2015 Employee Stock Purchase Plan. Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.2*	Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.3*	Forms of Awards under Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Sigma Designs, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

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
Date: December 9, 2015
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elias N. Nader
Elias N. Nader

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1**

Agreement and Plan of Merger dated November 4, 2015 by and between Sigma Designs, Inc., a California corporation, Torrey Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Sigma Designs, Inc., Bretelon, Inc., a Delaware corporation, and Fortis Advisory, LLC, a Delaware limited liability corporation, as Stockholder Representative. Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on November10, 2015.

10.1*	Sigma Designs 2015 Employee Stock Purchase Plan. Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.2*	Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.3*	Forms of Awards under Sigma Designs 2015 Stock Incentive Plan. Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Sigma Designs, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

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