Form 10-K
period 2016-01-30
SIGMA DESIGNS INC
filed 2016-04-04
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 30, 2016

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-32207

SIGMA DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47467 Fremont Boulevard Fremont, California	94538
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (510) 897-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $358,819,318 based on the closing sale price of $10.37 per share on that date.  Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 36,912,945 shares of the registrant’s common stock outstanding on March 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s proxy statement or as an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Sigma Designs, Inc.

2016 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended January 30, 2016 contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, including statements regarding our future results of operations and financial position, business strategy and our objectives for future operations. The words “may,” “predict,” “potential,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. Specifically, these forward-looking statements include, but are not limited to, statements regarding:

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

Products

Media Processor

Our media processor product line consists of a range of functionally similar platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These highly integrated chips typically include all the functions required to create a complete system solution with only the addition of memory. The integrated functions include application processing (CPU), graphics processing (GPU), media processing (audio and video decoding/encoding), display processing, security management, memory control, and peripheral interfaces. Our embedded software suite provides an operating environment and coordinates the real-time processing of digital video and audio content, is readily customizable by our customers and is interoperable with multiple standard operating systems. Our reference system designs provide a hardware implementation of the circuit board, access to our embedded software suite, and can include prototypes for customer evaluation and use. We believe our products deliver industry-leading performance in video decoding, picture quality, and software breadth, and this value proposition is why manufacturers select our products.

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

Media Connectivity Controllers

Our Media Connectivity product line consists of wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. We believe these connectivity solutions provide consumers additional connectivity choices with increased flexibility and reliability and allow system integrators and service providers an opportunity to reduce the time and cost of home networking installations. Our Media Connectivity solutions are based on the HomePNA (HPNA), HomePlug AV (HPAV), and G.hn standards.  HPNA is a standard used for transferring internet protocol, or IP, content across coaxial cables and phone lines whereas HPAV is used for transferring IP content across power lines. G.hn is the next generation International Telecommunications Union (ITU) standard ratified in 2011 to create a unified global standard across coaxial cables, phone lines, and power lines. Products based on these technologies enable service providers, such as telecommunication carriers, cable operators and satellite providers, to deliver high definition television services (HDTV) and other media-rich applications throughout the home. Our HomePNA chipsets comply with the ITU G.9954 standard to support distribution of multimedia content throughout the home, while our HomePlug AV chipsets provide connectivity over existing powerline wiring, supporting AES encryption, high QoS and remote management and diagnostic capabilities. Our G.hn chipset is compliant with ITU G.9960/61 which supports connectivity over any type of existing wires inside the home. We designed the G.hn chipset to employ MIMO technology to deliver higher throughput with extended coverage even in presence of high noise conditions. To date, we have not generated significant revenue from our products based on HPAV or G.hn technologies.

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

In the fourth quarter of fiscal 2016, we acquired Bretelon, Inc. (“Bretelon”), an advanced form of mobile IoT technology company. The associated technology and current product development related to this acquisition are expected to expand our IoT market opportunities beyond our Z-Wave product line with the introduction of ultra-low power, GPS capable LTE modems that are meant to be incorporated into various applications and end products. We believe this technology is very versatile and has the ability to be powered by inexpensive coin cell batteries or other power supply methods, such as from an external DC input and rechargeable batteries.

License Arrangements and Other Products

From time to time, we derive revenue from the license of our internally developed intellectual property. We also offer certain legacy products that are sold into prosumer and other industrial applications. We also derive revenue from the sale of products including software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories. These products account for a minor portion of our total revenue.

Target Markets

Smart TV Market

The Smart TV market (previously referred to as our DTV market) consists of all products that are sold into digital televisions. We believe Smart TV products complement our existing Set-top Box products, which will provide substantial research and development leverage and improved operating scale to augment our ability to develop innovative solutions for the anticipated convergence of IP-video delivery across any device within the connected home. Furthermore, our early entry into the emerging ultra-high definition (“UHD,” “Ultra-HD” or “4K”) television market has provided a differential opportunity for us to penetrate key customers for high-end products, which will eventually become mainstream over time. We serve this market with our media processor chips and dedicated post-processing products.

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

Internet of Things (“IoT”) Devices Market

The IoT Devices market consists of our interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol.

We expect our acquisition of Bretelon will allow us to expand our overall IoT offering. This acquisition expands our total addressable market to include products with outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. We intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

License and Other Markets

The license and other markets includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers and generate substantially all of our net revenue based on customer purchase orders.  However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and may harm our relationship with these customers or lead to excess inventory, which could negatively impact our gross margins in a particular period. During fiscal 2016, 2015 and 2014, we recorded provisions for excess inventory of $3.2 million, $4.3 million and $0.8 million, respectively, primarily as a result of the end of life of certain products.

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

Our Strengths

We have developed or acquired core technologies, expertise and capabilities that we believe are necessary to provide a comprehensive chipset solution or platform that includes media processing, communications, automation and control.  We believe we have the following key strengths:

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

Our Strategy

Our objective is to be the leading provider of chipsets used to deliver entertainment, automation and control throughout the home.  To achieve this objective, we expect to continue to pursue the following strategies:

•

Increase Penetration in Smart TV market.  Through our acquisition of Trident’s DTV business, we have obtained a position in the digital television market, specifically targeting the new generation of Smart TVs that will feature 4K Ultra-HD video.  We are currently fostering a number of key industry partnerships that have allowed us to increase our market presence. These industry partnerships have positioned us to further develop our technology into a leading solution in the Ultra-HD video market. Currently, our chipsets incorporate both hardware and software elements that enable Smart TV features and content access, while also managing all of the routine television functions. We believe our product line is differentiated by the hardware technologies such as frame-rate-conversion as well as sophisticated software such as Internet connectivity and web portal access.

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

•

Expand our position in home monitoring, automation and control. We have developed a strong position in the home monitoring, automation and control market and intend to expand this position with our Z-Wave technology to encompass security, energy management, and other services. This expansion will be largely achieved through the addition of service offerings from existing service providers, such as AT&T, ADT, Vivint, and others. As the market develops, we believe these providers expect to leverage additional value-added features from remote access capabilities.

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

Our success within the Smart TV market depends on our ability to achieve design wins and successfully integrate our chipsets into certain consumer electronics products. Specifically, our business depends on the demand for our chipsets from large producers of consumer electronics within the television market, who are often not direct customers but deploy products that incorporate our chipsets. Demand for our chipsets is determined by the number of design wins we are able to achieve within these producers’ suites of product offerings. Even though we often do not sell our products directly to these large producers, they have a significant impact on the demand for our chipsets.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-boxes that incorporate our chipsets. Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes. Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, they have a significant impact on the demand for our chipsets.

For fiscal 2016, Sunjet Components Corps accounted for 16% of our net revenue and, during fiscal 2015, Benchmark Electronics accounted for 13% of our net revenue. No customer accounted for more than 10% of our net revenue in fiscal 2014.

A substantial portion of our product shipments are to customers outside of North America. In fiscal 2016, 2015 and 2014, net revenues from our customers outside of North America accounted for 81%, 89%, and 86% of our net revenue, respectively. Revenue from our customers in Asia accounted for 76%, 81% and 73% of our net revenue in fiscal 2016, 2015 and 2014, respectively. Revenue from our customers in Asia decreased as a percentage of total net revenues primarily due to the increase in net revenues in North America from our Smart TV product lines.

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

Competition

The semiconductor industry in general, and the consumer electronics market specifically, are highly competitive and are characterized by rapid technological change, evolving standards, decreasing average selling prices per unit, and short product life cycles. We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, customer interface and support, industry standards compatibility, software functionality, image quality, price, and product support.

We compete with a number of major domestic and international suppliers of chipset solutions and related applications, including the following, among others: Broadcom Corporation, Mediatek, RealTek and ST Microelectronics for our Smart TV and Set-top Box products; Broadcom (through their acquisition of Gigle), Marvell Technology Group, Ltd. (through their acquisition of DS2) and Qualcomm (through their acquisition of Atheros) for our Media Connectivity products; and Texas Instruments, Freescale and Silicon Lab through their Zigbee-based chips for our IoT Device products.

The semiconductor industry underwent multiple consolidations led by some key competitors in the industry. These consolidations arose in the face of rising costs of production and design creating pressures for market participants to leverage combined resources. One such acquisition affecting the Set-top Box market was Technicolor’s acquisition of Cisco’s set-top box and related home broadband equipment business. Technicolor and Cisco also entered into a strategic partnership that allows both companies to develop and deliver next generation video and broadband technologies, with cooperation on IoT solutions and services which could potentially create added pressures on us within our IOT Devices market. Broadcom was acquired by Avago, the result of which created the world’s sixth largest chip manufacturer. In the event Broadcom and Avago realize synergies and operation efficiencies as a result of the acquisition, it will create additional dimensions to their competitive presence in the Set-top Box market.

Many of the aforementioned companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop a competitive product that may inhibit the wide acceptance of our products, which is becoming increasingly more evident with the consolidation activity occurring in recent periods. Additionally, we believe that other manufacturers may be developing products that will compete directly with our products in the near future. As a result, we are continuously in the process of developing new products with the intent to improve customer appeal, address new technologies, and provide competitive advantages, where possible.

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

We have invested, and expect that we will continue to invest, substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of our solutions to remain competitive in our industry. During fiscal 2016, 2015 and 2014 our research and development expenses were $68.8 million, $67.5 million and $73.2 million, respectively. We expect incremental research and development expenses during fiscal 2017 related to our acquisition of Bretelon ranging from $2.0 million to $4.0 million.

We have assembled a qualified team of experienced engineers and technologists. As of January 30, 2016, we had 516 research and development employees. These personnel conduct all of our product development along with the assistance of a number of independent contractors and consultants.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of January 30, 2016, we held 134 issued patents and we had 32 patent applications pending for our technology. The expiration dates of these patents are within the next one to twenty years. We cannot assure that more patents will be issued or that such patents, even if issued, or our existing patents, will provide adequate protection for our competitive position. Additionally, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company, or TSMC, and, to a lesser extent, Grace Semiconductors and Global Foundries to fulfill the majority of our semiconductor fabrication needs, including chipset manufacturing. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.  In addition, we may be unable to secure sufficient capacity at our third-party manufacturers’ facilities, which could harm our ability to ship products to our customers in a timely manner and negatively impact our financial results in a particular period.

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

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service to ensure customer satisfaction.  We also rely on in-depth simulation studies, design review and verification during our design phase, bench testing to perform design validation, product reliability qualification to verify the product’s quality and manufacturing testing when the products are in production.  To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by regularly reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  We are ISO 9001 certified as are our key manufacturing partners, ASE and TSMC.

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. We did not incur any material expenditures in fiscal 2016 in relation to any environmental matters.

Backlog

Our backlog, which primarily comprises cancellable purchase orders from our customers, at January 30, 2016, was approximately $23.7 million, compared with backlog of approximately $57.0 million at January 31, 2015. As our sales are made primarily through purchase orders from the delivery of products, the amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders for existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a reliable measure of our future revenue.

Employees

As of January 30, 2016, we had 717 full-time employees worldwide, including 516 in research and development, 102 in sales and marketing, 74 in general and administration and 25 in operations and quality assurance.

During fiscal 2015 and 2014, we executed a restructuring plan which included targeted reductions in labor costs through headcount reduction and other related actions.  We reduced our workforce over several geographic regions by 29 employees and 67 employees in fiscal 2015 and 2014, respectively, resulting in restructuring charges of $1.1 million and $1.7 million in fiscal 2015 and 2014, respectively.

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

Corporate Information

We were incorporated in California in January 1982.  Our principal offices are located at 47467 Fremont Boulevard, Fremont, California 94538, and our telephone number at that location is (510) 897-0200.  Our website is located at www.sigmadesigns.com; however, the information in, or that can be accessed through, our website is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through the “Investor Overview” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov.  For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330 or send an electronic message to the SEC at publicinfo@sec.gov.

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

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2016, sales of our chipsets represented a substantial amount of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not choose to utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue would suffer.  In addition, frequent technological changes and introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers’ demand, our net revenue could be harmed.

Our industry is highly competitive and we may not be able to compete effectively, which would harm our market share and cause our revenue to decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio and multimedia technology and in selling to consumer equipment providers. Many of these companies have substantially greater engineering, marketing and financial resources than we have. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own chipsets. Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have. We expect our current customers, particularly in the Set-top Box market, to seek additional suppliers of chipsets for inclusion in their products, which will increase competition and could reduce our market share. If we do not compete successfully, our market share and net revenue could continue to decline.

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

For fiscal 2016, Sunjet Components Corps accounted for 16% of our net revenue and, during fiscal 2015, Benchmark Electronics accounted for 13% of our net revenue. No customer accounted for more than 10% of our net revenue in fiscal 2014.

Our business also depends on demand for our chipsets from companies, such as large telecommunication carriers, who are not our direct customers but deploy IPTV set-top boxes that incorporate our chipsets. Large carriers often use multiple set-top box providers, who in turn sometimes use multiple contract manufacturers to purchase our chipsets and manufacture set-top boxes. Even though we do not sell our products directly to these companies that ultimately deploy set-top boxes to consumers, these companies have a significant impact on the demand for our chipsets. For example, a significant number of our chipsets are incorporated in set-top boxes and gateways deployed by AT&T. In the past, companies that deploy set-top boxes incorporating our chipsets have had significant fluctuations in demand, which has resulted in a decline in our business from our direct customers, such as OEMs and contract manufacturers. We may experience increased competition as companies that deploy set-top boxes incorporating our chipsets seek additional or alternate sources of supply of chipsets for inclusion in their products. Any decrease in the demand from the companies that deploy IPTV set-top boxes incorporating our chipsets, and in particular AT&T, could have a material and adverse effect on our net revenue and results of operations.

Our business depends on the demand for our chipsets from these large producers of consumer electronics within the television market, who are often not direct customers but deploy their televisions that incorporate our chipsets. Demand for our chipsets is determined by the number of design wins we are able to achieve within these producers’ suites of product offerings. Even though we often do not sell our products directly to these large producers, they have a significant impact on the demand for our chipsets. For example, a significant number of our chipsets are incorporated in televisions deployed by VIZIO and Roku. These companies that deploy televisions incorporating our chipsets may have significant fluctuations in demand, which could result in a decline in our business from our direct customers, such as OEMs and contract manufacturers. We may experience increased competition as companies that deploy televisions incorporating our chipsets seek additional or alternate sources of supply of chipsets for inclusion in their products. Any decrease in the demand from the companies that deploy televisions incorporating our chipsets, and in particular VIZIO and Roku, could have a material and adverse effect on our net revenue and results of operations.

Our inability to manage transitions to new solutions and products in an effective manner could reduce the demand for our solutions and products and the profitability of our operations.

Continuing improvements in technology result in frequently updated solutions and new product introductions, short product life cycles, and improvements in product performance characteristics. If we cannot manage the transition to new solutions offerings and their respective products and services in an effective manner, customer demand for our solutions and products could diminish and our profitability could suffer. We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers. The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs and our ability to sell and manage inventory of older generation products. In addition, product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

We base orders for inventory on our forecasts of our customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity will suffer.

We place orders with our suppliers based on our forecasts of our customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When the demand for our customers’ products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of effort and time working with our customers to allocate a limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. If one or more of our customers should experience insolvency or illiquidity and fail to obtain sufficient financing to enable it to sustain operations, this could affect the collectability of a portion of our accounts receivable, as well as the salability of any inventory we hold which is specific to that customer. While we seek to maintain adequate reserves for such risks, there can be no assurance that such reserves will always be adequate. For example, during fiscal 2016, 2015 and 2014, we recorded a provision for excess inventory of $3.2 million, $4.3 million and $0.8 million, respectively. When we have excess or obsolete inventory, the value of our inventory declines, which increases our cost of revenue and reduces our liquidity.

We have engaged, and may in the future engage in acquisitions of other businesses and technologies which could divert our attention and prove difficult to integrate with our existing business and technology.

We continue to consider investments in and acquisitions of other businesses, technologies or products as part of our efforts to improve our market position, broaden our technological capabilities and expand our product offerings. For example, in November 2015, in connection with our acquisition of Bretelon, Inc., we added significant research and development operations and hired approximately 7 new employees. In May 2012, we completed the acquisition of certain assets used in the digital TV business of Trident Microsystems, where we hired approximately 320 new employees. In March 2011, we completed the acquisition of certain assets from a large computer manufacturer and in November 2009, we completed the acquisition of CopperGate Communications Ltd., an Israeli company, which added substantial operations, including 141 employees. We also completed the acquisition of Zensys Holdings Corporation in December 2008, the acquisition of certain assets of the VXP Group from Gennum Corporation in February 2008 and the acquisition of Blue7 Communications in February 2006. In the future, we may not be able to acquire or successfully identify companies, products or technologies that would enhance our business. Once we identify a strategic opportunity, the process to consummate a transaction could divert our attention from the operation of our business causing our financial results to decline.

Acquisitions have and may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. We have and may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. For example, in fiscal 2012, we recorded a goodwill impairment charge of $45.1 million, which represented a full write-off of all goodwill associated with our acquisitions prior to the acquisition of Bretelon, which had a materially adverse impact on our results of operations. In addition, in order to complete acquisitions, we may issue equity securities and incur debt, which would result in dilution to our existing shareholders and could negatively impact profitability.

We may encounter challenges in integrating acquired businesses.  Integrating acquired businesses involves a number of risks, including:

•	potential disruption of our ongoing business and the diversion of management resources from other business concerns;

•	unexpected costs or incurring unknown liabilities;

•	managing a larger combined company;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	adverse effects on the existing customer relationships of acquired companies; and

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to more advanced technology to reduce the size of our chipsets. The smaller chipset size reduces our production and packaging costs, which enables us to be competitive in our pricing. We also continually strive to increase the functionality of our chipsets, which is essential to competing effectively in our target markets. The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes, which results in the redesign of existing products. This effort requires considerable development investment and a risk of reduced yields as a new process is brought to acceptable levels of operating and quality efficiency. In the past, we have experienced difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

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

We have added a number of new directors to our board of directors over the past several years, which may lead to changes in the execution of our business strategies and objectives.

Four of our five directors have served on our board of directors for a relatively short period of time. We appointed two new directors in fiscal 2015. Because of these additions, our current board of directors has not worked together as a group for an extended period of time. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

Our ability to compete may be affected by our ability to protect our proprietary information.  As of January 30, 2016, we held 151 patents worldwide and these patents will expire within the next one to twenty years.  These patents cover the core technology underlying our products.  We have filed certain patent applications and are in the process of preparing others.  We cannot assure you that any additional patents for which we have applied will be issued or that any issued patents will provide meaningful protection of our product innovations.  Like other semiconductor companies, we rely primarily on trade secrets and technological know-how in the conduct of our business.  We use measures such as confidentiality agreements and protected servers to safeguard our intellectual property.  However, these methods of protecting our intellectual property may not be sufficient.

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

Recent regulations related to conflict-free minerals may force us to incur additional expenses which could harm our financial results and decrease our cash balance.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have incurred additional expenses in our efforts to comply with these recent regulations; such expenses may become more significant in the future, which could harm our financial results and decrease our cash balance. In July 2013, the U.S. Court of Appeals for the District of Columbia rejected a challenge to the conflict minerals rules that had been brought in October 2012 by the National Association of Manufacturers and the U.S. Chamber of Commerce. In January 2013, the SEC conflict minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. In response to this regulation, we evaluate our use of minerals and derivative metals on an annual basis, the most recent of which was filed with the SEC on the specialized disclosure report on Form SD on June 1, 2015 concluding that our supply chain is conflict free undeterminable. We believe we are in full compliance with the disclosure requirements as stated within the aforementioned regulation.

In the semiconductor industry, these minerals are most commonly found in gold and other metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

We believe that our existing cash and cash equivalents, and short-term and long-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

●	market acceptance of our products;

●	the need to adapt to changing technologies and technical requirements;

●	the existence of opportunities for expansion; and

●	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. In fiscal 2016, we generated $0.8 million in cash from our operating activities. During the fourth quarter of fiscal 2016, we made cash payments aggregating $19.3 million, net of $0.1 million of cash acquired, related to the acquisition of the Mobile IoT business, Bretelon. In fiscal 2015, we generated $15.7 million in cash from our operating activities. In fiscal 2014, we generated $21.4 million in cash from our operating activities. During the fourth quarter of fiscal 2014, we repurchased approximately 0.5 million shares of our common stock at a weighted average price of $4.83 for a total value of $2.3 million. The stock repurchase was pursuant to our Board of Directors authorization in fiscal 2014. In fiscal 2013, we used $14.6 million of our cash in our operating activities. During the second quarter of fiscal 2013, we made cash payments aggregating $38.2 million related to the acquisition of certain assets of the DTV business of Trident Microsystems. The amount of cash we used for these acquisitions and common stock repurchases could limit our ability to execute our business plans and require us to raise additional capital in the future in order to fund any further repurchases or for other purposes. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

As a global company, we are subject to taxation in the Netherlands, Hong Kong, Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

●	changes in tax laws in the countries in which we operate or the interpretation of such tax laws;

●	changes in the valuation of our deferred tax assets and liabilities, including the effect of foreign exchange rate fluctuations relative to the US Dollar;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired developed technology and impairment of goodwill in connection with acquisitions;

●	changes in stock-based compensation expense;

●	changes in generally accepted accounting principles; and

●	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States’ federal statutory tax rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure, if the relative mix of United States and international income or losses changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States’ federal statutory rate.

We have a history of fluctuating operating results, including net losses in fiscal 2014 and 2015 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results. We reported net income of $9.1 million in fiscal 2011, a net loss of $168.0 million in fiscal 2012, a net loss of $101.8 million in fiscal 2013, a net loss of $11.0 million in fiscal 2014, a net loss of $21.7 million in fiscal 2015 and net income of $0.2 million in fiscal 2016. While we achieved profitability during fiscal 2016, it was due to a one-time event and may not be sustainable in future periods. We recorded a one-time gain during fiscal 2016 resulting from amounts awarded from arbitration associated with the previous sale of a development project of approximately $7.6 million, without which, we would have reported a net loss. To return to operational profitability, we will need to successfully develop new products and product enhancements and sustain higher revenue while controlling our cost and expense levels. In recent years, we made significant investments in our product development efforts and have expended substantial funds to enhance our sales and marketing efforts and otherwise operate our business. However, we may not realize the benefits of these investments. We may incur operating losses in future quarterly periods or fiscal years, which in turn could cause the price of our common stock to decline.

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

We transact business and have operations worldwide.  For example, we derive a substantial portion of our net revenue from our customers outside of North America and we plan to continue expanding our business in international markets in the future.  For fiscal 2016, we derived 81% of our revenue from customers outside of North America.  We also have significant international operations, including research and development facilities in Shanghai, Vietnam, Singapore, Germany, Israel, France and The Netherlands; sales and research and development facilities in Taiwan, Israel and Denmark; sales and sales support facilities in South Korea, Japan, Shenzhen and Hong Kong, and a distribution facility in Singapore.

As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirements, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenue and operations. For example, we may experience reduced intellectual property protection in some countries.

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

A volatile global economy could negatively affect our business, results of operations and financial condition.

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

We are a fabless semiconductor company and thus we do not own or operate a fabrication or manufacturing facility. We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, and, to a lesser extent, Grace Semiconductors, or Grace, and Global Foundries, or Global, to produce a majority of all of our chipsets. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test substantially all of our products. These third-party manufacturers may allocate capacity to the production of other companies’ products while reducing product deliveries or the provision of services to us on short notice or they may increase the prices of the products and services they provide to us with little or no notice. In particular, other clients that are larger and better financed than we are or that have long-term agreements with ASE, TSMC, Grace or Global may cause any or all of them to reallocate capacity to those clients, decreasing the capacity available to us.

If we fail to effectively manage our relationships with the third-party manufacturers, if we are unable to secure sufficient capacity at our third-party manufacturers’ facilities or if any of them should experience delays, disruptions or technical or quality control problems in our manufacturing operations or if we had to change or add additional third-party manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed, our relationships with our customers would suffer and our market share and operating results would suffer. If our third-party manufacturers’ pricing for the products and services they provide increases and we are unable to pass along such increases to our customers, our operating results would be adversely affected. Also, the addition of manufacturing locations or additional third-party subcontractors would increase the complexity of our supply chain management. Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries such as quarantines or closures of manufacturing facilities due to the outbreak of viruses such as swine flu, SARS, avian flu or any similar outbreaks. Each of these factors could harm our business and financial results.

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our chipset products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

We use a single wafer foundry to manufacture a substantial majority of our products and to a lesser extent two other foundries. We use a single source to assemble and test substantially all of our products. This exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to provide us with our chipset requirements. Particularly during times when semiconductor capacity is limited, we may seek to, and in the event that our current foundry were to stop producing wafers for us altogether, we would be required to, qualify one or more additional wafer foundries to meet our requirements, which would be time consuming and costly. In order to bring any new foundries on-line, our customers and we would need to qualify their facilities, which process could take as long as several months. Once qualified, each new foundry would then require an additional number of months to actually begin producing chipsets to meet our needs, by which time our perceived need for additional capacity may have passed, or the opportunities we previously identified may have been lost to our competitors. Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, they could prove to be less reliable than our existing manufacturers, which could result in increased costs and expenses as well as delays in deliveries of our products to our customers.

We may not be able to effectively manage our growth or develop our financial and managerial control and reporting systems, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

To continue to grow, we must continue to expand and improve our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. This may require substantial managerial and financial resources and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. We are currently in the process of integrating research and development operations from our most recent acquisition, Bretelon. Our integration efforts could be costly and time consuming. If we fail to adequately manage our growth or to improve and develop our operational, financial and management information systems or fail to effectively motivate or manage our current and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  Our Chief Executive Officer has served in that role for us for over thirty years and the loss of his services could have a negative impact on our operations.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in fiscal 2013, 2014, and 2015 we terminated a significant number of employees and also imposed work furloughs. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and seek alternative employment opportunities. None of our officers or key employees is bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel to fill existing vacancies, particularly engineers and sales personnel, and the complexity and time involved in hiring and training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.

Litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our attention and resources.

Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry, such as ours, and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. While we are not aware of any such contemplated class action litigation against us, we may in the future be a party to such securities litigation. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve. Such costs, which include investigation and defense, the diversion of our attention and resources and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

As a result of our acquisition of CopperGate in November 2009, we have engineering facilities, administrative and sales support operations and, as of January 30, 2016, we had 54 employees located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, in the past, Israel and companies doing business with Israel has been the subject of economic boycotts. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Recently, there has been an increase in civil unrest and political instability in the Middle East, including the recent escalation of conflict in Syria and between armed forces of the Israeli and the Palestinian Authority. Business stoppages for affected areas were and may be necessary. Any future armed conflicts, civil unrest or political instability in the region may negatively affect business conditions and adversely affect our results of operations.

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

We have a research and development facility and, as of January 30, 2016, we had 89 employees located in Vietnam. Accordingly, political conditions in Vietnam may directly affect our business. The bilateral relations between China and Vietnam have been and continue to be turbulent. For example, in May 2014, China dispatched an oil rig to a contested area of the South China Sea which is claimed by both China and Vietnam. As a response, violent protests erupted in Vietnam resulting in collateral damage to factories and infrastructure. Consequently, business stoppages for affected businesses and/or areas may be necessary. Any future protests due to political conflicts in the region may negatively affect business conditions and adversely affect our results of operations.

In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation brought on due to political instability in Vietnam. Although the Vietnamese government is proactively taking steps to protect against potential damages to factories and infrastructure and curtail business stoppages, there can be no assurance of their success. Any losses or damages incurred by us could have a material adverse effect on our business and financial results.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016 and concluded that our internal control over financial reporting was effective.  However, during the second quarter of fiscal 2013, we acquired certain assets used in the DTV business of Trident Microsystems.  As a result of completing the accounting procedures related to this acquisition, we were unable to timely file our quarterly report on Form 10-Q for the quarterly period in which we completed this acquisition.  In fiscal 2014 and 2013, we also experienced significant turnover in our finance and accounting personnel, including the resignation of our former chief financial officer on March 4, 2013.  All of these changes placed a strain on our internal control over financial reporting, and we must continue to apply significant resources in order to maintain effective internal controls.  Although we routinely review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, a failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the fiscal year ended January 30, 2016, the closing sale price per share of our common stock on the NASDAQ Global Market ranged from a high of $12.50 on June 18, 2015 to a low of $5.70 on January 20, 2016.  This volatility may or may not be related or proportionate to our operating performance.  Our operating performance as well as general economic and market conditions, could cause the market price of our common stock to decline.

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

We currently lease an approximately 43,000 square foot facility in Fremont, California that is used as our corporate headquarters. The lease on this facility carries a term of 81 calendar months commencing on January 1, 2015, for which payments began in October 2015. We also lease an approximately 24,000 square foot facility in Tel-Aviv, Israel that is used for our Israel operations.  We have the right to renew the lease for the Israel facility until December 31, 2016. We also lease facilities for sales and sales support in South Korea, Japan, Shenzhen, Hong Kong and a distribution facility in Singapore.  Additionally, we lease facilities for research and development in Shanghai, Vietnam, Singapore, Germany, France and The Netherlands, and facilities for sales and research and development in Taiwan and Denmark.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods. As of January 30, 2016, we were not aware of any claims against us, asserted or otherwise.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select under the trading symbol “SIGM.”  The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low

First fiscal quarter	$8.42	$6.32	$5.23	$3.66
Second fiscal quarter	12.50	7.63	4.85	3.30
Third fiscal quarter	10.88	6.38	5.44	3.70
Fourth fiscal quarter	10.17	5.70	7.40	4.05

As of March 15, 2016, we had approximately 122 shareholders of record of our common stock.

We have never paid cash dividends on our common stock and we currently do not plan to pay cash dividends to our common shareholders in the foreseeable future.

For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K and Note 13 to our consolidated financial statements included in Item 8 of this report.

Purchases of Equity Securities by Issuer

The following table sets forth a summary of our stock repurchases under our share repurchase program for fiscal 2014, 2015 and 2016:

	Number of shares purchased	Average price per share	Number of shares purchased under publicly announced programs	Approximate dollar value that may yet be purchased under the programs (in thousands)
Beginning balance available under the share repurchase program as of December 11, 2013(1)	—	$—	—	$20,000
Shares repurchased:
Fiscal 2014	466,831	$4.83	466,831	2,257
Fiscal 2015	—	$—	—
Fiscal 2016	—	$—	—	—
Ending balance available under the share repurchase program as of January 30, 2016				$17,743

(1)	On December 11, 2013, we announced a share repurchase program to repurchase up to $20.0 million in value of our outstanding shares of common stock through December 31, 2014.

Stock Performance Graph

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2011 in (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Electronic Components Index.  All values assume reinvestments of all dividends, if any and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, and the consolidated balance sheets data as of January 30, 2016, and January 31, 2015 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended February 2, 2013 and January 28, 2012 and the consolidated balance sheets data as of February 1, 2014, February 2, 2013, and January 28, 2012 are derived from audited consolidated financial statements which are not included herein.

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Consolidated Statements of Operations Data:
Net revenue	$227,250	$188,313	$199,193	$216,613	$182,617
Loss from operations	(1,155)	(17,877)	(9,572)	(83,346)	(175,715)
Net income (loss)	158	(21,701)	(11,049)	(101,768)	(168,045)
Basic net income (loss) per share	0.00	(0.63)	(0.32)	(3.06)	(5.25)
Diluted net income (loss) per share	$0.00	$(0.63)	$(0.32)	$(3.06)	$(5.25)

	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Consolidated Balance Sheets Data:
Working capital	$92,478	$98,326	$91,870	$96,628	$110,950
Total assets	$216,669	$205,333	$215,775	$220,831	$297,224
Total shareholders' equity	$152,805	$143,290	$158,391	$162,018	$248,475

The following table presents details of the total stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants, that is included in the consolidated statements of operations data above:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Stock-based Compensation Expense:
Cost of revenue	$227	$190	$267	$487	$478
Research and development	3,241	3,147	3,381	5,740	6,277
Selling and marketing	1,151	979	1,275	1,811	2,137
General and administrative	1,940	1,963	1,891	2,557	3,133
	$6,559	$6,279	$6,814	$10,595	$12,025

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes in this Form 10-K.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements about our capital resources and needs, including the adequacy of our current cash reserves; the expectation that our revenue from the IoT Devices market will likely increase in the foreseeable future; anticipated deployments and design wins in the Set-top Box market, if any; anticipated seasonality associated with our Smart TV market; anticipated deployment and design wins in the Media Connectivity market, if any; any expectations related to the integration of or impact on our product offerings as a result of our acquisition of Bretelon; and our expectations that our gross margin will vary from period to period.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Form 10-K as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

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

We expect our acquisition of Bretelon will allow us to expand our overall IoT footprint. This acquisition expands our total addressable market to include products with outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. We intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

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

Restructuring charges:  During fiscal 2015 and 2014, we implemented restructuring plans to reorganize our operations and reduce our workforce and related operating expenses. Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2015 and 2014, we recorded restructuring charges of $1.1 million and $2.3 million, respectively.

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

We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2016, 2015 or 2014.

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

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $2.0 million and $1.5 million at January 30, 2016 and January 31, 2015, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $3.2 million, $4.3 million and $0.8 million to cost of revenue for fiscal 2016, 2015 and 2014, respectively. We have sold through $0.9 million, $0.6 million and $1.0 million of inventory that we had previously recorded as excess and obsolete in fiscal 2016, 2015 and 2014, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

Business combinations: The purchase accounting method applied to business combinations requires us to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include developed technology, customer relationships, purchased IP, non-compete agreements and trademarks.  Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible and other long-lived assets:  The amounts and useful lives assigned to intangible and other long-lived assets acquired, other than goodwill, impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, purchased IP, non-compete agreements and trademarks.  We currently amortize our intangible assets with definitive lives over periods ranging from three to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

Impairment of goodwill and other long-lived assets: We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

We evaluate goodwill on an annual basis as of the last day of our fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 99%, 97% and 91% of total net revenue during fiscal 2016, 2015 and 2014, respectively.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content; and in the case of our IoT Devices, establishes a mesh network protocol that provides an interoperable platform for automation and monitoring solutions, all of which we refer to as embedded software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 6, “Supplemental financial information,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report for a summary of our rebate activity.

On occasion, we derive revenue from the license of our internally developed intellectual property (“IP”). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP"), if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

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

We derive a portion of our revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. Membership fees vary based on level and are generally billed on an annual basis with no obligation to renew. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the administrative costs and membership services. Membership revenue was approximately $1.9 million, $0.9 million and zero during fiscal 2016, 2015 and 2014, respectively.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at both January 30, 2016 and January 31, 2015 was $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Stock-based compensation:  We have in effect stock incentive plans under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employees based on the closing fair market value of the Company’s common stock on the date of grant.  Stock option awards are measured using the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a ratable basis over the requisite service period for time-based awards and on a graded basis for performance-based awards in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an excess tax benefit is realized. Further information regarding stock-based compensation can be found in Note 13, “Equity incentive plans and employee benefits,” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Results of operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	January 30, 2016	% of Net Revenue	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue

Net revenue	$227,250	100%	$188,313	100%	$199,193	100%
Cost of revenue	114,090	50%	92,967	49%	91,052	46%
Gross profit	113,160	50%	95,346	51%	108,141	54%
Operating expenses
Research and development	68,784	30%	67,482	36%	73,162	37%
Sales and marketing	22,877	10%	22,290	12%	21,637	11%
General and administrative	20,862	9%	19,641	10%	19,640	10%
Restructuring costs	9	-	999	1%	2,261	1%
Impairment of IP, mask sets and design tools	1,783	1%	2,811	1%	1,013	-
Total operating expenses	114,315	50%	113,223	60%	117,713	59%
Loss from operations	(1,155)	-	(17,877)	(9%)	(9,572)	(5%)
Gain on sale of development project	7,551	3%	-	-	1,079	1%
Gain on sale, net of impairment, of privately-held investments, net	159	-	(602)	(1%)	(433)	-
Interest and other income, net	794	-	1,771	1%	827	-
Income (loss) before income taxes	7,349	3%	(16,708)	(9%)	(8,099)	(4%)
Provision for income taxes	7,191	3%	4,993	3%	2,950	2%
Net income (loss)	$158	-	$(21,701)	(12%)	$(11,049)	(6%)

Net revenue

Our net revenue for fiscal 2016 increased $38.9 million, or 21%, compared to fiscal 2015. The increase was primarily due to a $53.9 million increase within the Smart TV market and an increase in the IoT Devices market of $15.5 million, partially offset by a decrease in sales into the Media Connectivity market of $22.4 million, a decrease of $3.6 million in the Set-top Box market and decreases from revenue related to the licensing of our technology to third parties contributing to the decline of sales into the license and other markets of $4.6 million. Sales of our chipsets remained largely consistent compared to fiscal 2015 and accounted for approximately 99%, 97% and 91% of our net revenue for fiscal 2016, 2015 and 2014, respectively.

Our net revenue for fiscal 2015 decreased $10.9 million, or 5%, compared to fiscal 2014. The decrease was primarily due to a decline in our license and other revenue of $11.3 million, or 65%, resulting from the completion of our obligations under our licensing arrangements during the second quarter of fiscal 2015.

Net revenue by target market

We sell our products into four primary target markets, which are the Smart TV market, Media Connectivity market, Set-top Box market, and the Internet of Things, or “IoT,” Devices market. From time to time, we also receive license revenue from the licensing of our technology to various third parties, which is included in license and other markets. We are organized as, and operate in, one reportable segment. Historically, we disclosed information encompassing product groupings by target markets with certain naming conventions, consisting of Digital Television (“DTV”), Set-top Box, Home Networking, Home Control, and License and other. We resolved to change the naming conventions of some of our target markets, commensurate with changes taking effect in our industry as a whole. We renamed our “DTV” target market to “Smart TV,” “Home Networking” to “Media Connectivity,” and “Home Control” to “IoT Devices.” These changes did not affect the products or related services categorization, or previously reported amounts related to the aforementioned historical target markets.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Fiscal Year Ended
	January 30, 2016	% of Net Revenue	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue

Smart TV	$102,870	45%	$48,929	26%	$49,600	25%
Media Connectivity	54,952	24%	77,305	41%	72,927	37%
IoT Devices	46,982	21%	31,437	17%	20,704	10%
Set-top Box	20,829	9%	24,458	13%	38,483	19%
License and other	1,617	1%	6,184	3%	17,479	9%
Net revenue	$227,250	100%	$188,313	100%	$199,193	100%

Smart TV:   Net revenue for our Smart TV market in fiscal 2016 increased by $53.9 million, or 110%, compared to fiscal 2015. We experienced an increase of 154% in average selling price, or ASP, partially offset by a decrease of 17% in units shipped. The increase in ASP is primarily the result of continued penetration by our new product offerings in the market, which have higher ASPs for chipsets used in ultra-high definition, also known as Ultra-HD televisions. The Smart TV market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Smart TV market resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. Our Smart TV revenue was derived mainly from our Asian and North American regions. We typically experience seasonality in net revenue with our strongest Smart TV sales in the third calendar quarter and declining Smart TV sales in the first and fourth quarter of each calendar year. We expect our net revenue from the Smart TV market to continue to be a significant percentage of net revenue but expect seasonal fluctuations in future periods as we continue to develop and introduce new products for this market.

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

Media Connectivity: Net revenue for our Media Connectivity market in fiscal 2016 decreased $22.4 million, or 29%, compared to fiscal 2015 primarily due to a decrease of 23% in ASP, compounded by a decline of 7% in units shipped. The decrease in units shipped and ASP was primarily the result of reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Our Media Connectivity revenue was derived mainly from our Asian and North American regions. We expect our revenue from the Media Connectivity market to fluctuate in future periods with varying levels of sustainability primarily as a result of telecommunications provider’s pending transitions to next generation technologies. Our success in this market will depend primarily on how quickly the market transitions from our current HPNA solutions, which enjoy a significant share of the market, to next generation technologies. We have developed wired connectivity solutions based on G.hn technology. To date, we have not derived meaningful revenue from our G.hn solutions, which compete against other wired solutions as well as emerging wireless solutions. If our revenue from our HPNA solutions continues to decline and we are not able to gain market acceptance of our G.hn solutions, the overall revenue in our Media Connectivity market will likely decline. Fluctuations in revenue are primarily based on changes in inventory levels at contract manufacturers who manufacture equipment incorporating our products for deployment by telecommunication providers.

Net revenue for our Media Connectivity market in fiscal 2015 increased $4.4 million, or 6%, compared to fiscal 2014 primarily due to a 9% increase in units shipped, partially offset by a 3% decrease in ASP. The decrease in ASP was primarily the result of more competitive pricing arrangements due to the introduction of wireless technologies in the market impacting our existing product offerings.

IoT Devices: Net revenue for our IoT Devices market in fiscal 2016 increased $15.5 million, or 49%, compared to fiscal 2015. The increase was primarily the result of increased demand in the IoT Devices market, evidenced by increases of 86% in unit shipments primarily to the Asian and North American regions as customers in security and protection services, telecommunication services and E-retailers continue to adopt our home automation solutions. These increases were partially offset by a decline in ASP of 20% due to fluctuations in terms negotiated with service providers. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control and automation products primarily in the aforementioned regions. We expect our acquisition of Bretelon to bolster our existing product offerings in the near future by expanding the total addressable market to include products with outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. We expect our revenue from the IoT Devices market to continue to increase in the foreseeable future.

Net revenue for our IoT Devices market in fiscal 2015 increased $10.7 million, or 52%, compared to fiscal 2014, which was primarily the result of increased demand in the IoT Devices market, evidenced by an increase of 59% in unit shipped primarily to the Asian, North American and European regions. These increases were partially offset by a decline in ASP of 5% due to higher volume pricing provided to service providers.

Set-top Box: Net revenue for our Set-top Box market in fiscal 2016 decreased $3.6 million, or 15%, compared to fiscal 2015 primarily due to decreased demand in the Set-top Box market, evidenced by a decrease of 20% in unit shipments primarily to the Asian region due to IPTV service providers’ pending transition to new generations of set-top box products. ASP increased 7% in comparison to fiscal 2015 primarily due to the constricted availability of some of our maturing product lines in the market, which bolstered their prices. IPTV service providers deploy set-top boxes for many years and take long periods of time to evaluate potential new platforms, which results in long cycles between design wins and actual revenue. As such, the overall decline in revenue is a result of design losses that took place over three years ago. We expect our revenue from the Set-top Box market to fluctuate and continue to decline in future periods as this revenue is dependent on IPTV service deployments by telecommunication service providers, adoption of newer and future generations of our ARM-based products, changes in inventory levels at the contract manufacturers that supply them and competitive market pressures.

Net revenue for our Set-top Box market in fiscal 2015 decreased $14.0 million, or 36%, compared to fiscal 2014 primarily due to our operator customers’ pending transitions from our MIPS-based products to the newer generation ARM-based products, resulting in a decline of 22% in units shipped and a 19% decrease in ASP on legacy products some operators continued to use.

License and Other:  Our license and other revenue consists primarily of technology license revenue and revenue from other ancillary markets. Net revenue for fiscal 2016 decreased $4.6 million, or 74%, compared to fiscal 2015. Net revenue for fiscal 2015 decreased $11.3 million, or 65%, compared to fiscal 2014. In both cases, the license revenue was attributable to two license agreements pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangements were completed during the second quarter of fiscal 2015 contributing to the decline. We expect license revenue to fluctuate in future periods.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	January 30, 2016	% of Net Revenue	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue

Asia	$172,773	76%	$152,571	81%	$144,483	73%
North America	42,335	19%	20,746	11%	28,795	14%
Europe	10,292	4%	12,012	6%	22,262	11%
Other Regions	1,850	1%	2,984	2%	3,653	2%
Net revenue	$227,250	100%	$188,313	100%	$199,193	100%

Asia:  Our net revenue increased $20.2 million, or 13%, for fiscal 2016 compared to fiscal 2015. The increase was largely attributable to the increasing deployments of new generation products by our customers within the Smart TV market. In Asia, we also experienced increases in the IoT Devices market due to increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decrease in the Media Connectivity market resulting from decreased demand from telecommunication providers. Net revenue from the Asia region as a percentage of our total net revenue during fiscal 2016 decreased five percentage points, compared to fiscal 2015. This decrease was primarily due to the significant increase in revenue in North America. China (including Hong Kong), Taiwan and Thailand represented 54%, 29% and 8%, respectively, of the total net revenue generated from Asia in fiscal 2016.

Our net revenue increased $8.1 million, or 6%, for fiscal 2015 compared to fiscal 2014. The increase was partially attributable to the deployment of newer generation products by our operators’ customers within the Smart TV market. Asia also experienced increases in the Media Connectivity and IoT Devices markets due to increased demand from telecommunication providers and increasing demand of home control products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by a decline in the Set-top Box market due to decreasing demand for legacy products. Net revenue from the Asia region as a percentage of our total net revenue during fiscal 2015 increased eight percentage points, compared to fiscal 2014. This increase was primarily due to the significant reduction in revenue in Europe and North America. China, (including Hong Kong), Thailand and Taiwan represented 46%, 27% and 16%, respectively, of the total net revenue generated from Asia in fiscal 2015.

North America:  Our net revenue from North America increased $21.6 million, or 104%, for fiscal 2016 compared to fiscal 2015. This increase was primarily attributable to the increasing deployments of newer generation products by our operators’ customers within the Smart TV market and increases in the IoT Devices market due to increasing demand of home control and automation products by an increasing number of operators leveraging these technologies in their service offerings to end users. These increases were partially offset by lower revenue recorded in the license and other revenue market. The obligations under license agreements with two main customers in the North American region were completed during the second quarter of fiscal 2015. Net revenue from North America as a percentage of our total net revenue during fiscal 2016 increased eight percentage points compared to fiscal 2015 primarily due to the aforementioned increasing IoT Devices market base and increased deployments of products within the Smart TV market.

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

Europe: Our net revenue from Europe decreased $1.7 million, or 14%, for fiscal 2016 compared to fiscal 2015. Net revenue from Europe as a percentage of our total net revenue for fiscal 2016 decreased two percentage points compared to fiscal 2015. These decreases were primarily the result of a decrease in shipments to our Smart TV market, primarily in Germany, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation Smart TV products within this region.

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

Other regions: Our net revenue from other regions decreased $1.1 million, or 38%, for fiscal 2016 compared to fiscal 2015; and decreased $0.7 million, or 18% compared to fiscal 2014. The decreases were primarily the result of a decrease in demand for our products in the Media Connectivity market in Brazil.

Major customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Sunjet Components Corps	16%	*	*
Benchmark Electronics	*	13%	*

*Accounted for less than 10% of our net revenue.

Net revenue from each of Sunjet Components Corps and Benchmark Electronics was primarily generated through the Smart TV and Media Connectivity markets.

Gross profit and gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	For Fiscal Years Ended
	January 30, 2016	% Change	January 31, 2015	% Change	February 1, 2014

Gross profit	$113,160	19%	$95,346	(12%)	$108,141
Gross margin %	49.8%		50.6%		54.3%

Gross profit increased $17.8 million, or 19%, for fiscal 2016 compared to fiscal 2015. The increase was primarily due to higher gross profit per unit within the Smart TV market resulting from continued penetration of our new product offerings with a related impact of $31.8 million and increases in sales volumes within the IoT Devices market with a related impact of $14.5 million. Gross profit was negatively impacted by ASP declines and a decrease in sales volumes within the Media Connectivity market with related impacts of $16.7 million and $3.2 million, respectively. We also experienced $4.9 million of lower sales in license technology, which has very little cost of revenue. The combined effect of these items was a negative impact to our gross margin of 0.8 percentage points for fiscal 2016. During fiscal 2016, we benefitted from the sale of $0.9 million of inventory that had been previously written-down.

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

Gross profit decreased $12.8 million, or 12%, for fiscal 2015 compared to fiscal 2014. Gross profit in fiscal 2015 was negatively impacted by lower sales in licensed technologies, which has very little cost of revenue, a decline in sales volume and lower ASPs within the Set-top Box market, with associated impacts of $10.2 million, $4.4 million and $5.6 million, respectively. These decreases were partially offset by increases in sales volumes within the IoT Devices market with a related impact of $6.2 million and favorable shifts in the product mix of other markets. The combined effect of these items was a negative impact to our gross margin of 3.7 percentage points for fiscal 2015. During fiscal 2015, we benefitted from the sale of $0.6 million of inventory that had been previously written-down.

Operating expenses

The following table sets forth operating expenses and operating expenses as a percent of net revenue (in thousands, except percentages):

	Fiscal Years Ended
	January 30, 2016	% of Net Revenue	January 31, 2015	% of Net Revenue	February 1, 2014	% of Net Revenue

Research and development	$68,784	30%	$67,482	36%	$73,162	37%
Sales and marketing	22,877	10%	22,290	12%	21,637	11%
General and administrative	20,862	9%	19,641	10%	19,640	10%
Restructuring costs	9	-	999	1%	2,261	1%
Impairment of IP, mask sets and design tools	1,783	1%	2,811	1%	1,013	0%
Total operating expenses	$114,315	50%	$113,223	60%	$117,713	59%

Research and development expense

Research and development expense consists of compensation and benefits costs including variable compensation expense, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation of our equipment costs, amortization of our engineering design tools and third-party licensed technology, stock-based compensation expense, and other expenses such as costs for facilities and travel. During certain periods, research and development expense may fluctuate relative to product development phases and project timing. The following table sets forth our research and development expense and the related change (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2016 vs 2015		Fiscal 2015 vs 2014
	January 30, 2016	January 31, 2015	February 1, 2014	$ Change	% Change	$ Change	% Change

Research and development expense	$68,784	$67,482	$73,162	$1,302	2%	$(5,680)	(8%)

Research and development expense increased $1.3 million, or 2%, in fiscal 2016 compared to fiscal 2015. The increase was primarily due to increases of $1.2 million in compensation and benefits. We also hired additional employees during the latter half of fiscal 2016 to contribute to the development of emerging technologies within the Smart TV market contributing to an average annual increased base of employees of approximately 3.9%. We had 516 employees in research and development at the end of fiscal 2016 compared to 489 employees at the end of fiscal 2015.

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

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2016 vs 2015		Fiscal 2015 vs 2014
	January 30, 2016	January 31, 2015	February 1, 2014	$ Change	% Change	$ Change	% Change

Sales and marketing expense	$22,877	$22,290	$21,637	$587	3%	$653	3%

Sales and marketing expense increased $0.6 million, or 3%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $0.9 million in marketing programs and tradeshow costs, partially offset by a reduction of compensation and benefits and other miscellaneous costs. We had 102 employees in sales and marketing at the end of both fiscal 2016 and fiscal 2015.

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

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2016 vs 2015		Fiscal 2015 vs 2014
	January 30, 2016	January 31, 2015	February 1, 2014	$ Change	% Change	$ Change	% Change

General and administrative expense	$20,862	$19,641	$19,640	$1,221	6%	$1	-

General and administrative expense increased $1.2 million, or 6%, in fiscal 2016 compared to fiscal 2015. The increase was primarily due to higher professional fees of $1.0 million, associated with legal, audit and tax activities and other outside services. We also experienced an increase in expense related to compensation and benefits of $0.4 million despite the number of employees remaining largely flat. These increases were primarily the result of one-time incentive compensation activities. These increases were partially offset by decreases in depreciation and amortization expenditures. We had 74 employees in general and administrative at the end of fiscal 2016 compared to 73 employees at the end of fiscal 2015.

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

In fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. The restructuring expenses incurred during fiscal 2016 were a continuation of activities that were initiated in the prior fiscal years. However, no new restructuring activities were undertaken in association with the aforementioned restructuring program initiated in fiscal 2013.

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

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$-	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	363	-	2	365	5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges in fiscal 2016	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, January 30, 2016	$102	$-	$-	$102	$6,642

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The results of this review indicated certain purchased IP licenses incorporated into discontinued products primarily related to the Media Connectivity market were impaired; as a result, we recorded impairment charges for purchased IP of $0.4 million. In addition, we recorded impairment charges associated with discontinued products for mask sets primarily related to the Media Connectivity market of $1.3 million and design tools less than of $0.1 million, all of which was recorded in operating expenses in the accompanying consolidated statement of operations. We recorded a total impairment of $1.7 million related to these discontinued products in operating expenses in fiscal 2016.

During fiscal 2015, we identified that certain purchased IP licenses incorporated into discontinued products primarily related to Set-top Box products were impaired; as a result, we recorded an impairment charge for purchased IP of $0.7 million.  In addition, we recorded an impairment charge for mask sets and design tools associated with such discontinued products of $1.8 million and $0.3 million, respectively.  We recorded a total impairment of $2.8 million related to these discontinued products in operating expenses in fiscal 2015.

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

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Cost of revenue	$7,586	$7,922	$9,105
Operating expenses	1,722	1,418	1,542
Total intangible amortization expense	$9,308	$9,340	$10,647

Intangible assets subject to amortization were as follows as of January 30, 2016 (in thousands, except for years):

	January 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(48,824)	$11,989	6.5
Customer relationships	54,505	(30,486)	(19,557)	4,462	5.7
Trademarks and other	4,078	-	(3,739)	339	2.9
Purchased IP - amortizing	32,838	(5,516)	(18,696)	8,626	2.9
Total amortizing	176,848	(60,616)	(90,816)	25,416	5.1
Purchased IP - not yet deployed	15,774	(4,140)	-	11,634
Total intangibles	$192,622	$(64,756)	$(90,816)	$37,050

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Cost of revenue	$227	$190	$267
Research and development	3,241	3,147	3,381
Sales and marketing	1,151	979	1,275
General and administrative	1,940	1,963	1,891
Total stock-based compensation	$6,559	$6,279	$6,814

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations. As of January 30, 2016, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $0.8 million and $7.0 million, respectively, which will be recognized over an estimated weighted average amortization period of 2.0 years. The amortization period is based on the expected vesting term of the awards. The increase in stock-based compensation expense for fiscal 2016 compared to fiscal 2015 was primarily due to the appreciation of our stock price, partially offset by a larger number of restricted stock units that vested or forfeited during the year. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with any acquisitions.

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

The Buyer advised us that it did not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal and other associated costs and interest. We have recovered $2.6 million in legal costs, interest and other associated expenses to date from the Buyer, for a total recovery of $7.6 million, which was recorded as other income in our consolidated statements of operations in its entirety.

Acquisition of Bretelon, Inc.

On November 4, 2015, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which is engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $19.4 million in cash subject to certain adjustments (the “Merger Consideration”), which was funded with a combination of cash on hand and the incurrence and subsequent payment of certain liabilities. We retained a portion of the consideration following the closing for the satisfaction of indemnification claims made within a specified period of time. The Acquisition was consummated on November 12, 2015. Certain members of our board of directors held an interest in Bretelon prior to the consummation of the Acquisition. For further discussion, refer to Note 16, “Related parties” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Our acquisition of Bretelon during the fourth quarter was a major step forward in expanding our overall IoT footprint. This Acquisition expands our total addressable market to include outdoor applications, which are an ideal complement to our Z-Wave product line that currently covers indoor applications. Mobile IoT is a strong growth market with an expanding range of applications for both consumer and commercial consumption. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity. For further discussion, refer to Note 7, “Business combinations” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report.

Impairment of investment

In fiscal 2016, we recorded approximately $0.4 million; and in both fiscal 2015 and fiscal 2014, $0.6 million in other-than temporary impairment charges from our privately-held investments.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	For Fiscal Years Ended			Fiscal 2016 vs 2015		Fiscal 2015 vs 2014
	January 30, 2016	January 31, 2015	February 1, 2014	$ Change	% Change	$ Change	% Change

Interest and other income, net	$794	$1,771	$827	$(977)	(55%)	$944	114%

Interest and other income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease in interest and other income of $1.0 million, or 55%, in fiscal 2016 compared to fiscal 2015 was primarily due to $0.8 million of unfavorable foreign currency fluctuations due to the weakening of the US Dollar over other currencies in which we operate.

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

Provision for income taxes

We recorded an income tax provision of $7.2 million, $5.0 million and $3.0 million in fiscal 2016, 2015 and 2014, respectively.  The fiscal 2016, 2015 and 2014 effective tax rates were approximately 98%, 30%, and 36%, respectively. Our fiscal 2016 effective tax rate differs from the federal statutory rate of 35% primarily due to changes in US valuation allowances, uncertain tax positions, nondeductible compensation, acquisition related adjustments and foreign operations. Our fiscal 2015 effective tax rate differs from the federal statutory rate of 35% primarily due to the tax impact of R&D tax credits, tax audit settlements, nondeductible compensation, and foreign operations as most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized. Our fiscal 2014 effective tax rate differs from the federal statutory rate of 35% primarily because most of our net losses were in a foreign tax jurisdiction with a zero tax rate where no tax benefit could be realized.

Liquidity and capital resources

The following table sets forth the cash and cash equivalents and short-term marketable securities as of January 30, 2016 and January 31, 2015 (in thousands):

	January 30, 2016	January 31, 2015

Cash and cash equivalents	$63,790	$83,502
Short-term marketable securities	4,805	6,347
	$68,595	$89,849

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

As of January 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $68.6 million, which represents approximately $1.87 per share of outstanding common stock as compared to $2.54 per share at January 31, 2015. Working capital as of January 30, 2016 was $92.5 million. Total cash and cash equivalents and short-term marketable securities decreased by $21.3 million during fiscal 2016 primarily due to changes in operating assets and liabilities of $27.7 million, net cash paid in connection with our acquisition of Bretelon of $19.3 million and purchases of tangible and intangible assets of $6.9 million and $7.2 million, respectively, partially offset by $28.5 million of net income after adjusting for non-cash items, proceeds from our sale of a development project and privately-held investment of $7.6 million and $0.5 million, respectively, and cash provided by financing activities of $3.6 million. We expect cash flow to fluctuate in future periods with varying levels of sustainability.

As of January 30, 2016, we held $3.5 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows for fiscal 2016, 2015 and 2014 (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net cash (used in) provided by:
Operating activities	$782	$15,676	$21,434
Investing activities	(23,713)	1,795	(9,140)
Financing activities	3,562	2,083	1,047
Effect of foreign exchange rate changes on cash and cash equivalents	(343)	(378)	(233)
Net (decrease) increase in cash and cash equivalents	$(19,712)	$19,176	$13,108

Cash flows from operating activities

Net cash provided by operating activities of $0.8 million for fiscal 2016 was primarily due to $28.5 million of net income after non-cash adjustments of $28.4 million, primarily offset by $27.7 million of changes in operating assets and liabilities.  Cash used in accounts receivable of $4.4 million was primarily related to increased revenue and timing of collections. Cash used for inventory of $9.4 million resulted from the purchases of media processor wafers in anticipation of expected demand primarily within the Smart TV and IoT Devices markets. Cash used in accrued liabilities, compensation and related benefits of $5.3 million was primarily the result of timing of payments and payments on previously reserved rebates. Cash used in other non-current assets of $4.9 million was primarily the result of commitments for purchases of IP for use in future product offerings. Cash used in other prepaid expenses and other current assets of $4.9 million was also a result of IP purchase commitments and prepayments for income taxes.

Net cash provided by operating activities of $0.8 million for fiscal 2016 represents a $14.9 million decrease from the cash provided by operating activities during fiscal 2015. The change was largely attributable to changes in operating assets and liabilities of $27.7 million, partially offset by the increase in net income of $12.8 million after adjusting for non-cash items. We experienced an increase in cash used for inventory, accounts payable and accounts receivable of $5.1 million, $3.3 million and $4.5 million, respectively. Cash used for prepaid expenses and other current assets, other non-current assets, and accrued liabilities, compensation and related benefits increased $3.6 million, $8.0 million and $12.0 million, respectively. These decreases were partially offset by increased cash provided by income taxes payable of $2.9 million and other long-term liabilities of $5.9 million.

We experienced higher media processor wafer purchases resulting in an increase in inventory in anticipation of seasonal customer demand and expanding opportunities in our target markets. The change in accounts receivable from fiscal 2015 was primarily the result of increased revenue as well as the timing of product shipments and collections. Cash used in accrued liabilities, compensation and related benefits was primarily the result of timing of payments and higher rebates payments. Cash used in other non-current assets was primarily the result of larger commitments for purchases of IP for use in future product offerings. Increases in cash used in accounts payable were primarily the result of timing of payments and the assumption and subsequent payments of liabilities from our acquisition of Bretelon in the fourth quarter of fiscal 2016. The change in income taxes payable is a result of similar tax payment activity in comparison to fiscal 2015 resulting in nominal changes in recorded balances. The change in other long-term liabilities from fiscal 2015 primarily resulted from larger commitments for purchases of IP for use in future product offerings. The increase in cash used in prepaid expenses and other current assets was primarily the result of increases in tax prepayments.

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

Cash flows from investing activities

Net cash used in investing activities was $23.7 million for fiscal 2016, which was primarily due to our acquisition of Bretelon in the fourth quarter of fiscal 2016 for a total cash consideration of $19.3 million. For further discussion on our acquisition of Bretelon, refer to Note 7, “Business combinations” of the Notes to consolidated financial statements of this Form 10-K included in Item 8 of this report. We received proceeds from our sale of a development project and privately-held investment of $7.6 million and $0.5 million, respectively, partially offsetting the aforementioned acquisition related consideration. Other financing related activity was due to net sales of marketable securities, purchases of IP, and purchases of software, equipment and leasehold improvements of $2.1 million, $7.2 million and $6.9 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $23.7 million for fiscal 2016 represents a $25.5 million decrease from the amount of cash provided by investing activities from fiscal 2015. The decrease was primarily due to our acquisition of Bretelon in the fourth quarter of fiscal 2016 for a total cash consideration of $19.3 million. We received proceeds from the sale and maturities of marketable securities of $24.7 million during fiscal 2016 as compared to $15.6 million of sales or maturities during fiscal 2015. Conversely, we experienced an increase in purchases of similar securities of $22.6 million during fiscal 2016 as compared to $3.1 million during fiscal 2015. Our proceeds from our sale of a development project and privately-held investment of $7.6 million and $0.5 million, respectively, partially offset the decrease from cash provided in fiscal 2015.

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

Cash flows from financing activities

Net cash provided by financing activities was $3.6 million for fiscal 2016, which was due to the net proceeds from the exercise of employee stock options and employee stock purchases. The increase of $1.5 million from fiscal 2015 was primarily the result of higher exercise activity related to stock options in the current year.

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

As of January 30, 2016, $59.6 million of the $72.1 million of our cash, cash equivalents and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  We are not aware of any trends, demands or uncertainties as a result of this policy that are reasonably likely to have a material effect on our business, as a whole or that may be relevant to our financial flexibility.

Our marketable securities primarily include corporate bonds, fixed income mutual funds and money market funds.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments.  We would recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary.

Off-Balance Sheet Arrangements

As of January 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations, excluding liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate amount or time of settlement as of January 30, 2016. (in thousands):

	Payments due by Period
	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Thereafter	Total

Operating leases	$3,943	$2,966	$1,348	$467	$8,724
Third-party licensed IP	7,070	1,620	1,500	-	10,190
Design tools	3,367	-	-	-	3,367
Non-cancelable purchase obligations	18,300	-	-	-	18,300
Total contractual obligations	$32,680	$4,586	$2,848	$467	$40,581

Privately-held investments

We have investments in privately-held companies, which we review annually to determine if they should be accounted for as variable interest entities.  For the year ended January 30, 2016, we evaluated our investments in these privately-held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities.  As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities.  Certain events can require a reassessment of our investments in privately-held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary.  In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

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

Interest rate sensitivity:  As of January 30, 2016 and January 31, 2015, we held approximately $72.1 million and $94.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net income (loss) and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue in U.S. dollars.  The U.S. dollar is our reporting currency.  The U.S. dollar is our functional currency except for our subsidiaries in China, Denmark, Japan, Taiwan, Korea, Vietnam, France, Germany, and the Netherlands where the Chinese Yuan, Danish krone, Japanese yen, Taiwanese dollar, Korean won, Vietnamese dong and the Euro are the functional currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of January 30, 2016 and January 31, 2015, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.  In the past, we did hedge portions of our forecasted expenses that were denominated in the Israeli shekel with foreign exchange forward contracts for our Israeli operation. However, we have not recently entered into any foreign exchange contracts as we determined the balance sheet exposure to be relatively low primarily due to expenses from this location becoming more centralized through integration efforts and operational efficiency initiatives.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at January 30, 2016 and January 31, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.6 million and $0.8 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sigma Designs, Inc.

Fremont, CA

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016.  We also have audited the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended January 30, 2016, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ARMANINO LLP

San Jose, California

April 1, 2016

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 30, 2016	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$63,790	$83,502
Short-term marketable securities	4,805	6,347
Restricted cash	900	400
Accounts receivable, net of allowances of $2,002 as of January 30, 2016 and $1,502 as of January 31, 2015	30,362	26,415
Inventory	26,709	20,445
Deferred tax assets	-	3,319
Prepaid expenses and other current assets	14,085	8,805
Total current assets	140,651	149,233

Long-term marketable securities	3,527	4,249
Software, equipment and leasehold improvements, net	14,086	21,594
Intangible assets, net	37,050	24,642
Goodwill	11,068	-
Deferred tax assets, net of current portion	911	687
Long-term investments	2,884	3,267
Other non-current assets	6,492	1,661
Total assets	$216,669	$205,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,181	$21,207
Accrued compensation and related benefits	7,360	6,806
Accrued liabilities	14,632	22,894
Total current liabilities	48,173	50,907

Income taxes payable	11,351	7,573
Long-term deferred tax liabilities	317	741
Other long-term liabilities	4,023	2,822
Total liabilities	63,864	62,043

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock; no par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 41,424,377 issued and 36,748,628 outstanding as of January 30, 2016 and 39,973,689 issued and 35,314,546 outstanding as of January 31, 2015	503,809	493,550
Treasury stock, at cost, 4,675,749 shares as of January 30, 2016 and 4,659,143 shares as of January 31, 2015	(88,336)	(88,198)
Accumulated other comprehensive loss	(1,875)	(1,111)
Accumulated deficit	(260,793)	(260,951)
Total shareholders’ equity	152,805	143,290
Total liabilities and shareholders’ equity	$216,669	$205,333

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net revenue	$227,250	$188,313	$199,193
Cost of revenue	114,090	92,967	91,052
Gross profit	113,160	95,346	108,141
Operating expenses
Research and development	68,784	67,482	73,162
Sales and marketing	22,877	22,290	21,637
General and administrative	20,862	19,641	19,640
Restructuring costs	9	999	2,261
Impairment of IP, mask sets and design tools	1,783	2,811	1,013
Total operating expenses	114,315	113,223	117,713
Loss from operations	(1,155)	(17,877)	(9,572)
Gain on sale of development project	7,551	-	1,079
Gain on sale of privately-held investments, net of impairment	159	(602)	(433)
Interest and other income, net	794	1,771	827
Income (loss) before income taxes	7,349	(16,708)	(8,099)
Provision for income taxes	7,191	4,993	2,950
Net income (loss)	$158	$(21,701)	$(11,049)
Net income (loss) per common share:
Basic	$0.00	$(0.63)	$(0.32)
Diluted	$0.00	$(0.63)	$(0.32)
Shares used in computing net income (loss) per share:
Basic	35,890	34,693	34,206
Diluted	36,669	34,693	34,206

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net income (loss)	$158	$(21,701)	$(11,049)
Other comprehensive loss:
Currency translation adjustments, net of $0 tax in 2016, 2015 and 2014	(583)	(1,586)	(187)
Unrealized losses on marketable securities, net of $0 tax in 2016, 2015 and 2014	(181)	(176)	(252)
Other comprehensive loss	(764)	(1,762)	(439)
Comprehensive loss	$(606)	$(23,463)	$(11,488)

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity

Balance, February 2, 2013	38,234,357	$475,070	(4,192,312)	$(85,941)	$401	$689	$(228,201)	$162,018
Unrealized loss on marketable securities	-	-	-	-	(252)	-	-	(252)
Currency translation adjustments	-	-	-	-	-	(187)	-	(187)
Stock-based compensation expense	-	6,814	-	-	-	-	-	6,814
Tax effect related to share awards	-	682	-	-	-	-	-	682
Net proceeds from common stock issued under share plans	849,604	2,622	-	-	-	-	-	2,622
Repurchase of common stock	-	-	(466,831)	(2,257)	-	-	-	(2,257)
Net loss	-	-	-	-	-	-	(11,049)	(11,049)
Balance, February 1, 2014	39,083,961	485,188	(4,659,143)	(88,198)	149	502	(239,250)	158,391
Unrealized loss on marketable securities	-	-	-	-	(176)	-	-	(176)
Currency translation adjustments	-	-	-	-	-	(1,586)	-	(1,586)
Stock-based compensation expense	-	6,279	-	-	-	-	-	6,279
Tax effect related to share awards	-	(231)	-	-	-	-	-	(231)
Net proceeds from common stock issued under share plans	889,728	2,314	-	-	-	-	-	2,314
Net loss	-	-	-	-	-	-	(21,701)	(21,701)
Balance, January 31, 2015	39,973,689	493,550	(4,659,143)	(88,198)	(27)	(1,084)	(260,951)	143,290
Unrealized loss on marketable securities	-	-	-	-	(181)	-	-	(181)
Currency translation adjustments	-	-	-	-	-	(583)	-	(583)
Stock-based compensation expense	-	6,559	-	-	-	-	-	6,559
Tax effect related to share awards	-	(81)	(16,606)	(138)	-	-	-	(219)
Net proceeds from common stock issued under share plans	1,450,688	3,781	-	-	-	-	-	3,781
Net income	-	-	-	-	-	-	158	158
Balance, January 30, 2016	41,424,377	$503,809	(4,675,749)	$(88,336)	$(208)	$(1,667)	$(260,793)	$152,805

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Cash flows from operating activities
Net income (loss)	$158	$(21,701)	$(11,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,972	21,708	20,154
Stock-based compensation	6,559	6,279	6,814
Provision for excess and obsolete inventory	3,157	4,267	758
Provision for sales returns, discounts, and doubtful accounts	500	1,202	6
Deferred income taxes	2,355	342	4,129
(Loss) gain on disposal of software, equipment and leasehold improvements	(279)	328	21
Gain on sale of development project	(7,551)	-	(1,079)
Gain on sale of privately-held investment	(518)	-	(137)
Tax effect related to share awards	(81)	(231)	682
Excess tax expense from stock-based compensation	81	231	(682)
Impairment of intangibles, IP, mask sets, and design tools	1,783	2,811	1,425
Impairment of privately-held investments	382	602	570
Other non-cash activities	2	(89)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(4,447)	30	(6,006)
Inventory	(9,420)	(4,310)	3,767
Prepaid expenses and other current assets	(4,851)	(1,288)	3,932
Other non-current assets	(4,868)	3,124	(133)
Accounts payable	392	3,672	6,698
Accrued liabilities, compensation and related benefits	(5,294)	6,750	(7,739)
Income taxes payable	757	(2,134)	(7,197)
Other long-term liabilities	(7)	(5,917)	6,530
Net cash provided by (used in) operating activities	782	15,676	(21,434)
Cash flows from investing activities
Restricted cash	(500)	1,375	-
Purchases of marketable securities	(22,622)	(3,079)	(17,771)
Sales and maturities of marketable securities	24,705	15,603	25,930
Purchases of software, equipment and leasehold improvements	(6,862)	(8,722)	(16,989)
Purchases of IP	(7,193)	(3,612)	(4,868)
Proceeds from sale of development project, net of transaction fees	7,551	-	1,971
Proceeds from sale of privately-held investment	518	-	2,137
Net cash paid in connection with acquisition	(19,310)	-	-
Repayment of note receivable	-	230	450
Net cash (used in) provided by investing activities	(23,713)	1,795	(9,140)
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	3,781	2,314	2,622
Excess tax (expense) benefit from stock-based compensation	(81)	(231)	682
Net share settlement and/or repurchase of common stock	(138)	-	(2,257)
Net cash provided by financing activities	3,562	2,083	1,047
Effect of foreign exchange rate changes on cash and cash equivalents	(343)	(378)	(233)
Net (decrease) increase in cash and cash equivalents	(19,712)	19,176	13,108
Cash and cash equivalents, beginning of period	83,502	64,326	51,218
Cash and cash equivalents, end of period	$63,790	$83,502	$64,326
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,004	$6,085	$6,093

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these consolidated financial statements as “Sigma,” “we,” “our,” “the Company” and “us”) is a provider of intelligent media platforms for use in the home entertainment and control markets.  We focus on integrated semiconductor solutions that serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, and consumer electronics sold in the IoT Devices and Media Connectivity markets. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We sell our products into four primary target markets which are the Smart TV, Set-top Box, Media Connectivity and IoT Devices markets. We derive a portion of our revenue from licensing and other markets, including licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. In November 2015, we completed our acquisition of Bretelon, Inc. (referred to as “Bretelon”). The consolidated financial statements include the results of operations of Bretelon commencing as of the acquisition date. See Note 7 for further discussion.

Accounting period:  We follow a 52 or 53-week fiscal reporting calendar ending on the Saturday closest to January 31 each year. Our most recent fiscal year, fiscal 2016, ended on January 30, 2016, included 52 weeks. The fiscal years 2015 and 2014, ended January 31, 2015 and February 1, 2014 each included 52 weeks. Our next fiscal year, ending on January 28, 2017, will include 52 weeks.

Restructuring charges: During fiscal 2015 and 2014, we implemented restructuring plans to reorganize our operations and reduce our workforce and related operating expenses. Our restructuring charges include primarily payments to employees for severance, asset impairment charges, termination fees associated with leases and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2015 and 2014, we recorded restructuring charges of $1.1 million and $2.3 million, respectively.

Use of estimates in the preparation of financial statements:  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, goodwill, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. Our estimates and related judgments and assumptions are continually evaluated based on historical experience and various other factors that we believe to be reasonable under the circumstances, however, actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

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

For certain of our assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.  Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity.  The fair value of cash equivalents and certain marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any eligible financial instruments.

Derivative financial instruments: We are exposed to certain foreign currency risk. Prior to fiscal 2015, we used foreign exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions in the normal course of business and may do so in the future.  We account for our financial derivatives as either assets or liabilities and carry them at fair value.  We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Unrealized gains and losses arising from the effective portion of foreign exchange contracts that are designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the same period or periods during which the underlying transactions affect earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  Gains and losses arising from changes in the fair values of foreign exchange contracts that are not designated as hedging instruments are recognized in current earnings.

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

We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2016, 2015 or 2014.

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

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $2.0 million and $1.5 million at January 30, 2016 and January 31, 2015, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or future product returns increased, additional allowances may be required.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $3.2 million, $4.3 million and $0.8 million to cost of revenue for fiscal 2016, 2015 and 2014, respectively. We have sold through $0.9 million, $0.6 million and $1.0 million of inventory that we had previously recorded as excess and obsolete in fiscal 2016, 2015 and 2014, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

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

 SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business combinations: The purchase accounting method applied to business combinations requires us to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include developed technology, customer relationships, purchased IP, non-compete agreements and trademarks.  Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; assumptions regarding brand awareness and market position, and assumptions about the period of time the brand will continue to be used in our product portfolio; and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible and other long-lived assets:  The amounts and useful lives assigned to intangible and other long-lived assets acquired, other than goodwill, impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated.  We amortize the intellectual property over the estimated useful life of the associated products, generally two to three years.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, purchased IP, non-compete agreements and trademarks.  We currently amortize our intangible assets with definitive lives over periods ranging from three to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

Impairment of goodwill and other long-lived assets:  We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.  If indicators of impairment exist, we determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

We evaluate goodwill on an annual basis as of the last day of our fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.  The first step requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  We have identified that we operate one reporting unit and the fair value of our operating unit is determined to be equal to our market capitalization as determined through quoted market prices, adjusted for a reasonable control premium.  We estimate the control premium based on a review of acquisitions of comparable semiconductor companies that were completed during the last four years.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 99%, 97% and 91% of total net revenue during fiscal 2016, 2015 and 2014, respectively.  Our products, which we refer to as chipsets, consist of highly integrated semiconductors and embedded software that enables real-time processing of digital video and audio content; and in the case of our IoT Devices, establishes a mesh network protocol that provides an interoperable platform for automation and monitoring solutions, all of which we refer to as embedded software. We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 6 for a summary of our rebate activity.

On occasion, we derive revenue from the license of our internally developed intellectual property (“IP”). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP"), if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

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

Licensing revenue deliverables are generally recognized using the milestone method. Under the milestone method, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. To be considered substantive, the consideration earned by achieving the milestone should be (a) commensurate with either (i) the vendor’s performance to achieve the milestone or (ii) to the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (b) the consideration should relate solely to past performance, and (c) the consideration should be reasonable relative to all deliverables and payment terms in the arrangement. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. Licensing revenue was zero, $4.8 million and $15.4 million during fiscal 2016, 2015 and 2014, respectively.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derive a portion of our revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. Membership fees vary based on level and are generally billed on an annual basis with no obligation to renew. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the administrative costs and membership services. Membership revenue was approximately $1.9 million, $0.9 million and zero during fiscal 2016, 2015 and 2014, respectively.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at both January 30, 2016 and January 31, 2015 was $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the end of each period, and non-monetary assets, such as inventory, property, plant and equipment, and liabilities are recorded at historical rates. Gains and losses from these remeasurements as well as other transaction gains and losses are included in interest and other income, net, in the consolidated statements of operations. Our subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, and (ii) the average exchange rates prevailing during the period for revenues and expenses.  Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses resulted in net losses of approximately $0.2 million, $1.0 million and $0.2 million in fiscal 2016, 2015 and 2014, respectively.

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

Stock-based compensation:  We have in effect stock incentive plans under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employees based on the closing fair market value of the Company’s common stock on the date of grant.  Stock option awards are measured using the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a ratable basis over the requisite service period for time-based awards and on a graded basis for performance-based awards in our consolidated statements of operations.  We estimate forfeitures, based on historical experience, at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an excess tax benefit is realized. Further information regarding stock-based compensation can be found in Note 13, “Equity incentive plans and employee benefits.”

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.

Advertising costs: Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the accompanying consolidated statements of operations. Advertising expenses incurred were $0.2 million, $0.1 million and less than $0.1 million in fiscal 2016, 2015 and 2014, respectively.

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

Recent accounting pronouncements:  Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued Accounting Standards Update No. 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) (“ASU 2016-1”). The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Under this guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes guidance for subsequent measurement of inventory within the scope of the Update from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for us beginning in the first quarter of fiscal 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us beginning in the first quarter of fiscal 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Accounting standards that were recently adopted are summarized as follows:

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 is effective for companies beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. We adopted this new standard on a prospective basis for the fiscal year ended January 30, 2016, thus resulting in the reclassification of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this standard had no impact on our consolidated results of net income (loss) or comprehensive income (loss).

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Cash, cash equivalents and marketable securities

As of January 30, 2016 and January 31, 2015, we had $0.9 million and $0.4 million, respectively, of restricted cash. As of January 31, 2015, restricted cash related to an office-space operating lease and other transactions and as of January 30, 2016, this amount also included an escrow withholding in association with our acquisition of Bretelon, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	January 30, 2016			January 31, 2015
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value

Corporate bonds	$7,052	$(7)	$7,045	$9,130	$153	$9,283
Fixed income mutual funds	1,255	32	1,287	1,324	(11)	1,313
Money market funds	88	-	88	7,650	-	7,650
Total cash equivalents and marketable securities	$8,395	$25	8,420	$18,104	$142	18,246

Cash on hand held in the United States			4,141			12,042
Cash on hand held overseas			59,561			63,810
Total cash on hand			63,702			75,852
Total cash, cash equivalents and marketable securities			$72,122			$94,098

Reported as:
Cash and cash equivalents			$63,790			$83,502
Short-term marketable securities			4,805			6,347
Long-term marketable securities			3,527			4,249
			$72,122			$94,098

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	January 30, 2016		January 31, 2015
	Book Value	Fair Value	Book Value	Fair Value

Due in one year or less	$4,863	$4,893	$13,995	$13,997
Due in greater than one year	3,532	3,527	4,109	4,249
Total	$8,395	$8,420	$18,104	$18,246

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Fair values of assets and liabilities

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis (in thousands):

	January 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$7,045	$7,045	$-	$-
Fixed income mutual funds	1,287	1,287	-	-
Money market funds	88	88	-	-
Total cash equivalents and marketable securities	8,420	8,420	-	-
Restricted cash	900	900	-	-
Total assets measured at fair value	$9,320	$9,320	$-	$-

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$9,283	$9,283	$-	$-
Money market funds	7,650	7,650	-	-
Fixed income mutual funds	1,313	1,313	-	-
Total cash equivalents and marketable securities	18,246	18,246	-	-
Restricted cash	400	400	-	-
Total assets measured at fair value	$18,646	$18,646	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of January 30, 2016, we held equity investments in three privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $2.9 million. During fiscal 2016, 2015 and 2014, we recorded impairment charges of $0.4 million, $0.6 million and $0.6 million, respectively, in connection with our privately-held investments as we concluded the impairment to be other-than-temporary. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments as of January 30, 2016. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

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

As of January 30, 2016 and January 31, 2015, we had no foreign exchange contracts. In fiscal 2016, 2015 and 2014, we recognized zero, a loss of less than $0.1 million and a loss of $0.4 million, respectively, in interest and other income, net as a result of foreign exchange contracts.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Investments in privately-held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

	January 30, 2016	January 31, 2015
Investments
Issuer A	$2,000	$2,000
Issuer B	750	1,000
Issuer C	-	129
Issuer D	134	138
Total investments	$2,884	$3,267

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

In the third quarter of fiscal 2011, we purchased shares of preferred stock in a privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2016, we recorded impairment charges of $0.3 million on this investment as we concluded the impairment to be other-than-temporary.

In the fourth quarter of fiscal 2011, we purchased shares of preferred stock in a privately-held technology company (“Issuer C”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2014, the second quarter of fiscal 2015 and the second quarter of fiscal 2016, we recorded impairment charges of $0.3 million, $0.6 million and $0.1 million, respectively, on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of January 30, 2016.

In the third quarter of fiscal 2012, we made an investment of $0.1 million in a privately-held joint venture (“Issuer D”).

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Supplemental financial information

Inventory consists of the following (in thousands):

	January 30, 2016	January 31, 2015

Wafers and other purchased materials	$15,440	$8,420
Work-in-process	2,885	3,045
Finished goods	8,384	8,980
Total inventory	$26,709	$20,445

Prepaid expenses and other current assets consist of the following (in thousands):

	January 30, 2016	January 31, 2015

Prepayments for inventory	$3,725	$1,670
Prepayments for taxes	3,357	147
Deposits	3,200	3,124
Prepayments for royalties	741	659
Other current assets	3,062	3,205
Total prepaid expenses and other current assets	$14,085	$8,805

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			January 30, 2016	January 31, 2015

Software		2		$40,411	$41,069
Equipment	1	-	5	22,218	22,168
Office equipment and furniture		2		7,705	8,693
Leasehold improvements	1	-	6	2,089	2,874
Total				72,423	74,804
Less: Accumulated depreciation and amortization				(58,337)	(53,210)
Total software, equipment and leasehold improvements, net				$14,086	$21,594

Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2016, 2015 and 2014 was $12.6 million, $12.4 million and $9.6 million, respectively.

We recorded impairment charges of $1.4 million, $2.1 million and $0.6 million during fiscal years 2016, 2015, and 2014, respectively, related to mask sets and design tools associated with discontinued products which were recorded in operating expenses in the accompanying consolidated statement of operations.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities consist of the following (in thousands):

	January 30, 2016	January 31, 2015

License fees	$5,181	$4,286
Rebates	2,864	9,599
Income taxes payable, current portion	2,305	5,326
Royalties	1,469	880
Warranties	959	864
Deferred revenue	407	372
Other accrued liabilities	1,447	1,567
Total accrued liabilities	$14,632	$22,894

The following table summarizes activity related to accrued rebates (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Beginning balance	$9,599	$3,587	$1,475
Charged as a reduction of revenue	11,724	17,845	9,133
Reversal of unclaimed rebates	(1,028)	-	(80)
Payments	(17,431)	(11,833)	(6,941)
Ending balance	$2,864	$9,599	$3,587

Other long-term liabilities consist of the following (in thousands):

	January 30, 2016	January 31, 2015

License fees	$3,000	$1,809
Deferred rent obligations	964	79
Design tool	-	890
Other long-term liabilities	59	44
Total other long-term liabilities	$4,023	$2,822

7.	Business combinations

On November 4, 2015, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which is engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $19.4 million in cash subject to certain adjustments (the “Merger Consideration”), which was funded with a combination of cash on hand and the assumption and subsequent payment of certain liabilities. We retained a portion of the consideration following the closing for the satisfaction of indemnification claims made within a specified period of time. The Acquisition was consummated on November 12, 2015.

We believe that our acquisition of Bretelon assists us in expanding our overall IoT offering. This Acquisition should expand our total addressable market to include outdoor applications, which we believe will complement to our Z-Wave product line which currently covers indoor applications. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain members of our board of directors held an interest in Bretelon prior to the consummation of the Acquisition. For further discussion, refer to Note 16, “Related parties” to the accompanying consolidated financial statements.

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

The operations of Bretelon are included in our consolidated financial statements from the date of Acquisition, which during fiscal 2016, contributed approximately $1.8 million of incremental research and development costs in the accompanying consolidated statement of operations. As of January 30, 2016, we had recorded cumulative transaction costs of approximately $0.3 million related to the Acquisition in general and administrative expense in the accompanying consolidated statements of operations.

We recognized the Bretelon assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of the Acquisition. The aggregate purchase price for Bretelon has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is allocated to goodwill, none of which is expected to be tax deductible.

The following allocation of purchase price in the transaction is preliminary and subject to change upon finalizing our allocation analysis (in thousands, except years):

	Amount
Cash consideration	$15,730
Liabilities assumed	3,691
Total consideration	$19,421

Purchased tangible assets and liabilities:
Cash	$150
Prepaid third party support	158
Other assets	17
Accounts payable	(4,176)
Deferred tax liability, net	(290)
Accrued liabilities	(106)
Net tangible liabilities assumed	$(4,247)

		Estimated Useful Life (years)
Purchased identifiable intangible assets:
Developed hardware technology	7,000	7	-	10
Developed software technology	1,800	3	-	5
Customer relationships	3,800	5	-	7
Goodwill	11,068		—
Total consideration issued in the acquisition	$19,421

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma consolidated results of operations give effect to the acquisition of Bretelon as if it had occurred as of the beginning of the fiscal period presented. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the Bretelon business.  The results of operations of the Bretelon business have been included in the consolidated results of operations from November 4, 2015 inception to date. The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.  The pro forma consolidated results of operations for fiscal 2016 include non-recurring adjustments of $0.3 million of direct acquisition costs (in thousands, except per share data).

	Fiscal Years Ended
	January 30, 2016	January 31, 2015

Net revenue	$228,613	$192,063
Net loss	$(5,089)	$(22,131)
Basic and diluted net loss per share	$(0.14)	$(0.64)

8.	Intangible assets

The table below presents the balances of our intangible assets (in thousands):

	January 30, 2016	January 31, 2015

Acquired intangible assets	$88,910	$76,310
Purchased IP	38,956	30,032
Total	127,866	106,342
Accumulated amortization	(90,816)	(81,700)
Intangible assets, net	$37,050	$24,642

Acquired intangible assets represent intangible assets acquired through business combinations. Purchased intellectual property (“Purchased IP”) represents intangible assets acquired through direct purchases of licensed technology from vendors, which is incorporated into our products.

Purchased IP not yet deployed relates to Purchased IP from third parties for our products that are currently in development. We begin amortizing such intellectual property upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such intellectual property is incorporated.

Impairment of intangible assets

We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying value of these assets may not be recoverable.

During fiscal 2016, we continued to streamline our operations to further align our operating expenses with our business, industry and revenue outlook. In connection with our continued efforts, we performed impairment reviews of our intangible assets by comparing undiscounted expected future cash flows with the carrying values of the underlying assets. The review during fiscal 2016 indicated that certain purchased IP licenses incorporated into discontinued products primarily related to the Media Connectivity market were impaired; as a result, we recorded impairment charges for purchased IP of $0.4 million which was recorded in operating expenses in the accompanying consolidated statement of operations.

The review during fiscal 2015 and 2014 indicated certain purchased IP licenses incorporated into discontinued products primarily related to the Set-top Box market were impaired; as a result, we recorded impairment charges for purchased IP of $0.7 million and $0.3 million, respectively, which was recorded in operating expenses in the accompanying consolidated statement of operations.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets, subject to amortization, were as follows (in thousands, except for years):

	January 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(48,824)	$11,989	6.5
Customer relationships	54,505	(30,486)	(19,557)	4,462	5.7
Trademarks and other	4,078	-	(3,739)	339	2.9
Purchased IP - amortizing	32,838	(5,516)	(18,696)	8,626	2.9
Total amortizing	176,848	(60,616)	(90,816)	25,416	5.1
Purchased IP - not yet deployed	15,774	(4,140)	-	11,634
Total intangibles	$192,622	$(64,756)	$(90,816)	$37,050

	January 31, 2015
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$76,628	$(24,614)	$(44,604)	$7,410	2.0
Customer relationships	50,704	(30,486)	(18,313)	1,905	1.7
Trademarks and other	4,078	-	(3,621)	457	3.9
Purchased IP - amortizing	23,398	(5,516)	(15,162)	2,720	1.0
Total amortizing	154,808	(60,616)	(81,700)	12,492	1.8
Purchased IP - not yet deployed	15,877	(3,727)	-	12,150
Total intangibles	$170,685	$(64,343)	$(81,700)	$24,642

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Cost of revenue	$7,586	$7,922	$9,105
Operating expenses	1,722	1,418	1,542
Total intangible amortization expense	$9,308	$9,340	$10,647

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 30, 2016, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP-Amortizing	Developed Technology	Customer Relationships	Trademarks and other	Total

2017	$3,617	$4,017	$1,340	$118	$9,092
2018	2,513	1,555	543	118	4,729
2019	1,610	1,060	543	103	3,316
2020	823	1,060	543	0	2,426
2021	63	970	543	0	1,576
Thereafter	0	3,327	950	0	4,277
Total	$8,626	$11,989	$4,462	$339	$25,416

9.	Restructuring costs

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

In fiscal 2016, we incurred restructuring charges of less than $0.1 million, substantially all of which was related to facility exit cost adjustments, which was reflected in operating expenses. The restructuring expenses incurred during fiscal 2016 were a continuation of activities that were initiated in the prior fiscal years. However, no new restructuring activities were undertaken in association with the aforementioned restructuring program initiated in fiscal 2013.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A combined summary of the recent activity of the restructuring plans initiated by us is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Facility Exit Costs	Total	Cumulative Restructuring Costs
Liability, February 2, 2013	$1,014	$-	$8	$1,022	$3,264
Charges in fiscal 2014	1,696	-	610	2,306	2,306
Cash payments	(2,347)	-	(616)	(2,963)
Liability, February 1, 2014	363	-	2	365	5,570
Charges in fiscal 2015	1,083	-	(20)	1,063	1,063
Cash payments	(1,382)	-	8	(1,374)	-
Non-cash items	38	-	10	48	-
Liability, January 31, 2015	102	-	-	102	6,633
Charges in fiscal 2016	3	-	6	9	9
Cash payments	(3)	-	(7)	(10)	-
Non-cash items	-		1	1	-
Liability, January 30, 2016	$102	$-	$-	$102	$6,642

10.	Sale of development project

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

The Buyer advised us that it did not believe the milestones had been met by the deadline of September 30, 2013. On May 19, 2014, the parties amended the Asset Purchase Agreement to require the use of Judicial Arbitration and Mediations Services (“JAMS”) for arbitration to settle the dispute between the parties. We pursued our rights to the milestone consideration payment through the alternative dispute resolution provisions set forth in the amendment. On September 5, 2014, the Buyer filed counterclaims in response to our claims arising from the Asset Purchase Agreement. Arbitration regarding this dispute took place on June 1, 2015. In August 2015, we prevailed on all of the claims we asserted against the Buyer, and all of the Buyer’s counterclaims against us were denied. We were awarded $5.0 million plus reimbursement of reasonable legal and other associated costs and interest. We have recovered $2.6 million in legal costs, interest and other associated expenses to date from the Buyer, for a total recovery of $7.6 million, which was recorded as other income in our consolidated statements of operations in its entirety.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and contingencies

Commitments

Operating Leases

Our primary facility in Fremont, California is leased under a non-cancelable lease. The lease carries a term of 81 calendar months commencing on January 1, 2015 for which payments began in October 2015.

We also lease facilities in San Diego, Shanghai, Shenzhen, Hong Kong, Taiwan, Vietnam, South Korea, Japan, Singapore, Israel, Germany, France, Denmark and The Netherlands and have vehicles under non-cancelable leases.

Future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Years	Operating Leases

2017	$3,943
2018	1,927
2019	1,039
2020	666
2021	682
Thereafter	467
Total minimum lease payments	$8,724

Rent expense, recorded on a straight-line basis, was $4.0 million, $4.4 million and $4.8 million for fiscal 2016, 2015 and 2014, respectively.

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of January 30, 2016, the total amount of outstanding non-cancelable purchase orders was approximately $18.3 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of January 30, 2016, remaining payments under this agreement totaled $4.5 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $5.7 million as of January 30, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of January 30, 2016.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Design tools

We entered into an agreement with a vendor to purchase $12.9 million of design tools. Payments under this agreement are being made on a quarterly basis from June 2013 through March 2016. As of January 30, 2016, remaining payments under this agreement totaled $1.4 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $2.0 million as of January 30, 2016. Payments under these arrangements are being made through fiscal 2017. We have fully accrued these amounts as of January 30, 2016.

Royalties

We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2016, 2015 and 2014, we recorded gross royalty expense of $4.2 million, $2.5 million and $1.9 million, respectively, in cost of revenue in the consolidated statements of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through January 30, 2016, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of January 30, 2016, our remaining potential obligation under these programs was approximately $1.1 million.

Contingencies

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

 Details of the change in accrued warranty for fiscal 2016, 2015 and 2014 are as follows (in thousands):

Fiscal Years	Balance Beginning of Period	Additions	Deductions	Balance End of Period

2014	$1,447	$39	$(866)	$620
2015	$620	$763	$(519)	$864
2016	$864	$828	$(733)	$959

Litigation

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods. As of January 30, 2016, we were not aware of any claims against us, asserted or otherwise.

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

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers, which provide for indemnification of these individuals under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our charter documents and the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, if any, the overall maximum amount of the obligations cannot be reasonably estimated.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. In the first quarter of fiscal 2015, we settled an audit through binding arbitration relating to a license agreement used in our Set-top Box business for $0.2 million, $0.1 million of which was included in our consolidated statement of operations for the fiscal year ended January 31, 2015. During the second quarter of fiscal 2015, we were notified by one of our licensors of their intent to audit for compliance with the terms of the license. As of January 30, 2016, the audit process has been completed for which the licensor concluded no further payments are required.

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

12.	Earnings per share

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

The following table sets forth the basic and diluted net income (loss) per share computed for fiscal 2016, 2015 and 2014 (in thousands, except per share amounts):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Numerator:
Net income (loss), as reported	$158	$(21,701)	$(11,049)
Denominator:
Weighted-average common shares outstanding- basic	35,890	34,693	34,206
Dilutive effect of employee stock plans	779	-	-
Weighted-average common shares outstanding- diluted	36,669	34,693	34,206

Net income (loss) per share - basic	$0.00	$(0.63)	$(0.32)
Net income (loss) per share - diluted	$0.00	$(0.63)	$(0.32)

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

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Stock options	2,367	3,908	4,345
Restricted stock units and awards	232	166	249

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Equity incentive plans and employee benefits

Equity incentive plans

We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans are also intended to align our employees’ interest with the creation of long-term shareholder value.  On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 Plan is the successor to and continuation of the Company’s 2001 Stock Plan (the “2001 Plan”), and the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2001 Plan, the “Prior Plans”).

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

As of January 30, 2016, there were 2,828,852 shares available for future grants under the 2015 Plan. Additionally, up to 3,732,316 shares of common stock subject to stock awards outstanding under the Prior Plans may become available for issuance under the 2015 Plan. As of September 23, 2009 and August 20, 2015, the 2001 Plan and the 2009 Plan were closed for future grants, respectively; however, these plans will continue to govern all outstanding awards that we originally granted from each plan.

The majority of restricted stock units and restricted stock awards that vested during fiscal 2016, 2015 and 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 42,654, 34,356 and 19,458 during fiscal 2016, 2015 and 2014, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by our closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.5 million, $0.3 million and $0.3 million during fiscal 2016, 2015 and 2014, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Stock Options

The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of February 2, 2013	5,055,787	$12.50	4.9
Granted (Weighted average fair value of $2.36)	690,423	5.39
Cancelled	(1,631,375)	12.78
Exercised	(20,214)	2.64
As of February 1, 2014	4,094,621	11.24	4.8
Granted (Weighted average fair value of $1.80)	467,400	4.54
Cancelled	(734,702)	9.52
Exercised	(59,261)	4.59
As of January 31, 2015	3,768,058	10.86	4.9
Granted (Weighted average fair value of $3.64)	104,200	8.74
Cancelled	(415,146)	10.39
Exercised	(523,441)	6.83
As of January 30, 2016	2,933,671	$11.57	4.2	$1,070,695

Ending vested and expected to vest	2,920,123	$11.59	4.2	$1,064,216
Ending exercisable	2,606,276	$12.22	3.7	$794,136

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value, as of January 30, 2016, in the table above represents the total pretax intrinsic value, based on our closing stock price of $6.63 on that date which would have been received by the option holders had all options holders exercised their options as of that date.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2016, 2015 and 2014 were $1.6 million, $0.1 million and less than $0.1 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2016, 2015 and 2014 was $1.3 million, $2.1 million and $4.1 million, respectively.

The options outstanding and currently exercisable as of January 30, 2016 were in the following exercise price ranges:

Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding as of 1/30/16	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 1/30/16	Weighted Average Exercise Price
$0.92	-	$4.59	338,016	7.66	$4.43	284,515	$4.44
$4.63	-	$6.49	393,858	7.59	5.80	215,959	5.84
$6.55	-	$10.51	198,985	6.55	8.46	106,125	8.22
$10.59	-	$10.59	344,200	3.99	10.59	344,200	10.59
$10.87	-	$10.87	325,600	2.76	10.87	325,600	10.87
$11.06	-	$11.06	355,730	0.57	11.06	355,730	11.06
$11.07	-	$11.09	359,234	3.40	11.08	359,234	11.08
$11.47	-	$15.25	382,448	3.06	13.33	379,313	13.34
$15.64	-	$41.58	187,600	2.12	32.45	187,600	32.45
$45.83	-	$45.83	48,000	1.76	45.83	48,000	45.83
			2,933,671	4.17	$11.57	2,606,276	$12.22

As of January 30, 2016, the unrecorded stock-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.8 million and will be ratably recognized over an estimated weighted average amortization period of 2.0 years. The amortization period is based on the expected remaining vesting term of the options.

Restricted Stock Awards

Restricted Stock Awards, or RSAs, may be granted under our 2015 Plan and will reduce shares available to grant under the plan by one share for every one share of restricted stock granted. Historically, RSAs were granted under our 2009 Plan and consisted of time-based restricted shares, which shares were subject to forfeiture until vested if length of service requirements had not been met. These RSAs had a contractual term of ten years and generally vested over one to five years according to the terms specified in the individual grants.  The following table sets forth the shares of restricted stock awards outstanding as of January 30, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value

As of February 2, 2013	163,311	$8.71	$860,649
Cancelled/forfeited	(13,175)	9.50
Vested	(61,758)	8.49
As of February 1, 2014	88,378	8.75	414,493
Vested	(44,189)	8.75
As of January 31, 2015	44,189	8.75	281,042
Vested	(44,189)	8.75
As of January 30, 2016	-	$-	$-

The aggregate intrinsic value, as of January 30, 2016, in the table above represents the total pretax intrinsic value, based on our closing stock price on that date which would have been received by the RSA holders had all RSU holders vested as of that date. As of January 30, 2016, there was no unrecognized stock-based compensation balance related to RSAs as all previously outstanding RSAs have vested.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

We value restricted stock units, or RSUs, using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2015 Plan and have a contractual term of ten years and generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2015 Plan reduces the number of shares available for grant under the plan by one share. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2015 Plan utilizing a factor of one times the number of RSUs cancelled or shares withheld. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).

During the fourth quarter of fiscal 2016, the Company granted 299,971 performance-based RSUs to certain employees, the vesting of which is contingent upon the achievement of certain performance criteria, namely future sales targets attributable to certain types of products. These RSUs have a multi-year performance period and are expected to vest over a two year period commencing upon the achievement of the respective performance criteria.

Stock-compensation expense will be recognized over the requisite service period based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future sales performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations. As of January 30, 2016, the performance criterion has not been met for any of the performance-based RSUs outstanding. We recognized no compensation expense related to these performance-based RSUs during fiscal 2016.

The following table sets forth the shares of RSUs outstanding as of January 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value

As of February 2, 2013	632,262	$6.28	$3,332,021
Granted	213,886	4.99
Vested	(210,720)	6.11
Cancelled/forfeited	(166,921)	6.26
As of February 1, 2014	468,507	5.78	2,197,298
Granted	1,157,127	4.91
Vested	(257,315)	6.22
Cancelled/forfeited	(54,404)	6.09
As of January 31, 2015	1,313,915	4.91	8,356,499
Granted	1,165,832	8.74
Vested	(861,259)	5.52
Cancelled/forfeited	(215,876)	7.37
As of January 30, 2016	1,402,612	$7.53	$9,299,318

The total fair value of RSUs which vested during fiscal 2016, 2015 and 2014 was $4.8 million, $1.6 million and $1.3 million, respectively. The aggregate intrinsic value, as of January 30, 2016, in the table above represents the total pretax intrinsic value, based on our closing stock price of $6.63 on that date which would have been received by the RSU holders had all RSU holders vested as of that date. As of January 30, 2016, the unrecognized stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $7.0 million and will be ratably recognized over an estimated weighted average amortization period of 2.0 years.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee stock purchase plan

On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 ESPP has replaced the Company’s 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which was terminated. There are 3,500,000 shares of common stock reserved for issuance under the 2015 ESPP. The 2015 ESPP is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee thereof will deem appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offerings that have commenced to date under the 2015 ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries limited to $25,000 during any calendar year, to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower. The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering. These terms will automatically apply to future offerings under the 2015 ESPP unless modified by the Board or a committee thereof.

During fiscal 2016, 2015 and 2014, 92,122, 626,966 and 618,670 shares of our common stock were purchased at an average price of $5.37, $3.89 and $4.16 per share, respectively.  As of January 30, 3016, we had 3,407,878 available for issuance of the 3,500,000 shares of common stock reserved under the 2015 ESPP. Prior to the 2015 ESPP approval, the active plan governing employee purchases during fiscal 2016 was the 2010 ESPP. However, no purchases were made under the aforementioned plan due to circumstances that arose during fiscal 2015 resulting in the issuance of 315,810 shares in excess of the 2,500,000 shares previously reserved under the 2010 ESPP, details of which are described below.

During the first quarter of fiscal 2016, we discovered that we inadvertently sold shares of our common stock to our employees during fiscal 2015 in excess of the shares of common stock authorized to be issued under our 2010 Purchase Plan. As a result, we may have failed to comply with the registration or qualification requirements of the federal securities law. Certain purchasers of the shares that were issued in excess of the shares authorized under our 2010 ESPP may have the right to rescind their purchases from us for an amount equal to the purchase price paid for shares, plus interest from the date of purchase. These shares were treated as issued and outstanding for financial reporting purposes as of the original date of issuance. We intend to make a registered rescission offer in fiscal 2017 to eligible participants who purchased shares during the impacted offering periods in fiscal 2015.

As of February 1, 2016, there were approximately 61,716 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million based on initial estimates, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. We reclassified the aforementioned amount out of additional-paid-in-capital into accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015 and will continue to do so until such rescission rights have expired subsequent to the aforementioned offering in fiscal 2017. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our consolidated financial statements.

We are also in the process of settling the potential tax consequences on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP with relevant tax authorities. We may incur additional costs associated with any potential tax consequences and have included $0.4 million of expense associated with these additional costs which were recorded in accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015 and will continue to do so until such settlement has been reached with the aforementioned authorities.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
Stock options	January 30, 2016	January 31, 2015	February 1, 2014

Expected volatility	44.84%	42.72%	46.91%
Risk-free interest rate	1.60%	1.63%	1.44%
Expected term (in years)	5.19	5.11	5.18
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$3.64	$1.80	$2.36

	Fiscal Years Ended
Employee stock purchase plan	January 30, 2016	January 31, 2015	February 1, 2014

Expected volatility	77.90%	50.05%	38.92%
Risk-free interest rate	0.44%	0.08%	0.10%
Expected term (in years)	0.46	0.50	0.50
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.24	$1.67	$1.27

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option and employee stock purchase plan right awards is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based payment awards and vesting schedules.  The expected term of employee stock purchase rights is the period of time remaining in the current offering period.  The dividend yield assumption is based on our history of not paying dividends and assumption that we will not pay dividends in the future. Stock-based compensation expense related to purchases of common stock under the 2015 ESPP and 2010 ESPP for fiscal 2016, 2015 and 2014 was $0.2 million, $0.8 million and $0.7 million, respectively.

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Cost of revenue	$227	$190	$267
Research and development	3,241	3,147	3,381
Sales and marketing	1,151	979	1,275
General and administrative	1,940	1,963	1,891
Total stock-based compensation	$6,559	$6,279	$6,814

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares reserved for future issuance

We had the following shares of common stock reserved for future issuance upon exercise or issuance of equity instruments at January 30, 2016:

Shares Reserved

Authorized for future grants under stock incentive plans	6,236,730
Stock options outstanding	2,933,671
Restricted stock units outstanding	1,402,612
Shares reserved for future issuance	10,573,013

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2015.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during fiscal 2016 of $0.3 million and made no matching contributions in either 2015 or 2014.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  This mandatory plan is managed by the local authority.  Under the current plan, the employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2015, the annual base is capped at RMB 16,353 per employee.  During fiscal 2016, 2015 and 2014, we made matching contributions of $2.3 million, $2.1 million and $2.1 million, respectively.

Retirement pension plans

We maintain a Retirement Pension Plan for the benefit of qualified employees who are based in Denmark.  Under the Retirement Pension Plan, Denmark based employees may elect to reduce their annual taxable compensation up to their annual salary.  We have a discretionary matching contribution program whereby we contribute 4.5% of our employee’s annual salary.  We made matching contributions to this plan of $0.2 million per year during fiscal 2016, 2015 and 2014.

We contribute to a government managed labor pension fund for the benefit of qualified employees who are based in Taiwan.  Under this plan, Taiwan based employees may elect to reduce their current annual taxable compensation up to 6% of their annual salary and we are required to match 6% of their annual salary up to the statutorily prescribed annual salary limitation of NTD 150,000 per employee. We made matching contributions to this plan of $0.1 million per year during fiscal 2016, 2015 and 2014.

Related to our acquisition of our DTV business in May 2012, we added operations in Waalre, The Netherlands. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Netherlands. Under the current plan, employees contribute 1.7% of their annual pensionable salary to the plan and we match 22% of their annual pensionable salary.  During fiscal 2016, 2015 and 2014, we made matching contributions of $0.3 million, $0.3 million and $0.4 million to this plan, respectively.

Related to our acquisition of our DTV business in May 2012, we added operations in Freiburg, Germany. We maintain a retirement pension plan for the benefit of qualified employees who are employed by Sigma Designs Germany. Under the current plan, we have a discretionary matching contribution program whereby we contribute 4% of our employees’ annual salary.  We made matching contributions to this plan of less than $0.1 million per year during fiscal 2016, 2015 and 2014.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of January 30, 2016, we have an accrued severance liability of $0.7 million offset by $0.6 million of severance employee funds. We made contributions of approximately $0.1 million per year related to this obligation during fiscal 2016, 2015 and 2014.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, we distinguish between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 9, during fiscal 2015 and 2014, we adopted restructuring plans resulting in employee termination costs of $1.1 million and $1.7 million, respectively, which were recorded in restructuring costs in the accompanying consolidated statements of operations. There were no employee related restructuring costs during fiscal 2016 as restructuring efforts under the plan initiated in fiscal 2013 had substantially been completed as of January 31, 2015.

14.	Income taxes

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

United States	$(23,129)	$1,641	$6,694
International	30,478	(18,349)	(14,793)
Total	$7,349	$(16,708)	$(8,099)

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current
Federal	$(150)	$(586)	$1,116
State	45	73	18
Foreign	4,915	5,164	(2,324)
Total current	4,810	4,651	(1,190)
Deferred:
Federal	(290)	-	2,762
Foreign	2,671	342	1,378
Total deferred	2,381	342	4,140
Provision for income taxes	$7,191	$4,993	$2,950

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Net operating loss	$7,593	$4,146
Investment impairment	1,131	1,602
Allowance, reserve and other	4,039	5,652
Depreciation	419	1,040
Tax credits	12,194	9,396
Stock-based compensation	8,420	7,738
Total gross deferred tax assets	33,796	29,574
Valuation allowance	(31,529)	(25,909)
Total deferred tax assets	2,267	3,665
Deferred tax liabilities:
Unrealized foreign exchange loss	(60)	(501)
Acquired intangibles and other	(1,613)	101
Net deferred tax assets	$594	$3,265

We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of our deferred tax assets. During the third quarter of fiscal 2013, we concluded it was necessary to establish a valuation allowance for certain deferred tax assets (“DTA”) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that certain Federal DTAs would not be recognized. As of January 30, 2016, we continue to maintain a full valuation allowance against our US Federal and California deferred tax assets and a partial valuation allowance against foreign net operating losses. However, as a result of our continued efforts to reduce expenses and improve efficiency, competitiveness and profitability, it is possible that our net deferred tax assets will become realizable and a valuation allowance may no longer be needed. The valuation allowance increased by approximately $5.6 million in fiscal 2016.

As of January 30, 2016, net operating loss carry forwards amounted to approximately $29.0 million and $25.6 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2019 through 2036. Of the total net operating loss carryover, the tax effect of $13.2 million federal and $3.4 million state losses will be recorded to additional paid-in capital when utilized in the future. We also had federal and state research credit carryovers of $19.2 million and $19.6 million, respectively. Federal research credits will start expiring from fiscal 2019. The state research credit has no expiration. Of the total research credit carryover, the tax effect of $12.0 million federal and $2.3 million state credits will be recorded to additional paid-in capital when utilized in the future. We also have $16.1 million of foreign operating loss carry forwards.

Net operating losses and tax credit carry forwards as of January 30, 2016 are as follows (in thousands):

	Amount	Range of Expiration Years

Net operating losses, federal	$29,010	Through 2035
Net operating losses, state	25,594	Through 2036
Net operating losses, foreign	16,115	Indefinite
Tax credits, federal	21,348	Through 2036
Tax credits, state	$19,576	Indefinite

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

 SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Computed at federal statutory rate of 35%	$2,572	$(5,848)	$(2,835)
State taxes provision, net of federal benefit	29	47	12
Uncertain tax positions	3,778	(347)	253
Difference between statutory rate and foreign effective tax rate	(1,474)	12,252	5,316
Stock-based compensation expense	(17)	819	2,769
Change in federal valuation allowance	4,098	(835)	(1,933)
Tax credits	(1,708)	(1,563)	(561)
Other	(87)	468	(71)
Total	$7,191	$4,993	$2,950

Included in the balance of unrecognized tax benefits as of January 30, 2016 are $11.0 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Beginning balance	$15,504	$17,439	$26,743
Additions based on tax positions related to the current year	5,449	1,373	2,772
Additions for tax positions of prior years	1,527	718	575
Reductions for tax positions of prior year	-	(61)	(7,139)
Settlements	-	-	(5,175)
Lapse of status of limitation	(308)	(3,965)	(337)
Ending balance	$22,172	$15,504	$17,439

We have adopted the accounting policy that interest and penalties recognized are classified as part of our income taxes.  In fiscal 2016, we increased our accrual of such interest and penalties expense by $0.1 million, whereas we reduced our accrual by $0.1 million in fiscal 2015.  As of January 30, 2016 and January 31, 2015, the balance of such accrued interest and penalties was $0.3 million and $0.2 million, respectively. We believe that it is reasonably possible that a decrease of up to $1.6 million in unrecognized tax benefits related to U.S. and foreign exposures may be necessary within the coming year.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.  The ultimate amount of tax liability may be uncertain as a result.

During fiscal 2014, we reduced our unrecognized tax benefits by $9.3 million, primarily related to settlements with the Israeli and Singaporean authorities. Our Israel subsidiary and the Israeli Tax Authorities settled all outstanding items related to fiscal years 2009 through 2012. As a result of the settlement, we recognized a net tax benefit to the provision for income tax of $4.3 million.

In February 2013, our Denmark subsidiary reached an audit agreement with the Danish Taxing Authorities to reduce our net operating losses in Denmark by DKK 75 million. The disallowed net operating losses were subject to a valuation allowance in the past and the audit adjustment did not result in a financial charge. With regards to our Singapore subsidiary, we have reached an agreement with the Singapore authorities that our incentives would not extend beyond February 29, 2012, but that we will be able to retain the benefits previously realized. As a result of the agreement, we recognized a net tax benefit to the provision for income tax of $1.1 million.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our tax filings for the fiscal years from 1991 to 2015 remain open in various taxing jurisdictions. We do not anticipate that our unrecognized tax benefit will change significantly in the coming fiscal year.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $67.4 million of undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2016. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Our acquired Israeli subsidiary, Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.), was granted “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, 1959 (the “Law”) in 2005, which became effective in fiscal 2008, and elected 2009 (which became effective in fiscal 2014), and 2011 as election years of the “Benefited Enterprise” under the Law. Sigma Designs Israel’s taxable income allocated to each enterprise is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate for an additional period of five to eight years. The period of tax benefits, as detailed above, is limited to the earlier of 12 years from the “operational year” of the “Benefited Enterprise” or 14 years from the year the grant of “Approved Enterprise” status. The impact of this tax holiday was to increase net income by approximately $4.1 million or $0.11 per diluted share in fiscal 2016, $6.1 million or $0.18 per diluted share in fiscal 2015, and $3.1 million or $0.09 per diluted share in fiscal 2014.

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

Our License and other markets includes revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from our licensing activities comprises the majority of this category. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories; that revenue is not significant as it represented 0.7% of our total net revenue in both fiscal 2016 and 2015 and 0.9% for fiscal 2014.

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

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth net revenue attributable to each target market (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Smart TV	$102,870	$48,929	$49,600
Media Connectivity	54,952	77,305	72,927
IoT Devices	46,982	31,437	20,704
Set-top Box	20,829	24,458	38,483
License and other	1,617	6,184	17,479
Net revenue	$227,250	$188,313	$199,193

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Asia	$172,773	$152,571	$144,483
North America	42,335	20,746	28,795
Europe	10,292	12,012	22,262
Other Regions	1,850	2,984	3,653
Net revenue	$227,250	$188,313	$199,193

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

China, including Hong Kong	$93,560	$70,513	$95,009
Taiwan	50,301	24,346	12,479
United States	41,781	20,587	27,875
Thailand	13,532	40,703	24,490
Hungary	595	363	12,531
Rest of the world	27,481	31,801	26,809
Net revenue	$227,250	$188,313	$199,193

Our long-lived assets consist primarily of our software, equipment, and leasehold improvements.

The following table sets forth our long-lived assets by geographic region based on the location of the asset (in thousands):

	Fiscal Years Ended
	January 30, 2016	January 31, 2015

United States	$5,885	$7,889
Singapore	5,388	10,499
All other countries	2,813	3,206
Total long-lived assets	$14,086	$21,594

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Sunjet Components Corps	16%	*	*
Benchmark Electronics	*	13%	*

*Accounted for less than 10% of our net revenue.

Net revenue from Sunjet Components Corps and Benchmark Electronics was primarily generated through the Smart TV and Media Connectivity markets, respectively.

16.	Related parties

On November 4, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire (the “Merger”) Bretelon, Inc., a Delaware corporation (“Bretelon”). As consideration for the Merger, we paid approximately $21,675,000 in cash, subject to certain adjustments (the “Merger Consideration”). We retained a portion of the Merger Consideration following the closing for the satisfaction of indemnification claims we may make within a specified period of time.

Certain members of our board of directors held an interest in Bretelon. Martin Manniche, a director on our board of directors, also served on the board of directors of Bretelon and held a fully vested option to purchase 700,000 shares of Bretelon common stock (the “Option”). At the consummation of the Merger, the Option was converted into a right to receive cash proceeds from the Merger Consideration equal to the difference between the price per share paid for each share of Bretelon common stock in the Merger and the exercise price of the Option, or an aggregate of approximately $215,000. Manniche Holdings ApS (“Manniche Holdings”) also held 10,175,437 shares of Bretelon common stock, or 23.9% of the outstanding shares of Bretelon capital stock on a fully diluted basis. Manniche Holdings also held a convertible promissory note (the “Note”) in the amount of $700,000 and a warrant to purchase shares of Bretelon common stock (the “Warrant”), which as of the consummation of the Merger, represented a right to buy 136,036 shares of Bretelon common stock. Mr. Manniche held an indirect economic interest in the securities held by Manniche Holdings. As of the time of the execution of the Merger Agreement, Manniche Holdings had been transferred to AMC Holdings. A member of Mr. Manniche’s immediate family is deemed to be a beneficial owner of AMC Holdings. At the closing, the securities held by Manniche Holdings resulted in payments of $3,710,000 for the shares of common stock, $720,000 for the Note (which included accrued interest) and $9,000 for the Warrant. Another entity beneficially owned by a member of Mr. Manniche’s immediate family held an additional 2,017,543 shares of Bretelon common stock, or 4.7% of the outstanding shares of Bretelon capital stock on a fully diluted basis, for which proceeds of $735,000 were paid at the closing of the Merger.

Our President, Chief Executive Officer and a member of our board of directors, Thinh Tran, beneficially owned 1,710,526 shares of Bretelon common stock, or 4.0% of the outstanding shares of Bretelon capital stock on a fully diluted basis. Pursuant to the terms of the Merger Agreement, Mr. Tran divested his shares of Bretelon common stock prior to the consummation of the Merger by transferring such shares at original cost to us at an aggregate of approximately $97,500. We received the benefit of the proceeds of approximately $623,000 that would otherwise be allocated to these shares held by Mr. Tran in the Merger; which proceeds served to reduce the amount of Merger Consideration that we paid.

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In light of the interests of certain members of our board of directors in this transaction, our board of directors established a special committee of the board (the “Special Committee”) consisting of independent directors who had no interest or prior dealings with Bretelon. The members of the Special Committee were Tor Braham, J. Michael Dodson and Pete Thompson. These directors also comprise the Audit Committee of our board of directors, which committee is also charged with reviewing related-party transactions. The primary duties of the Special Committee were to evaluate the strategic opportunity with Bretelon, to review the principal terms of any proposed transaction with Bretelon and to make a final recommendation to our board of directors on whether to approve any definitive agreement with Bretelon. Mr. Manniche did not participate in the deliberations of the Special Committee. The Special Committee unanimously approved the Merger and the Merger Agreement and recommended to the full Board that it approve the Merger and the Merger Agreement. In so doing, the Special Committee was aware of the interests of Mr. Tran and Mr. Manniche in the transaction, which interests had been fully disclosed at the outset of our consideration of a potential transaction with Bretelon. Upon recommendation of the Special Committee, our board of directors approved the Merger and the Merger Agreement, with Mr. Tran abstaining from the vote and Mr. Manniche not in attendance at our board’s meeting in which the Merger and the Merger Agreement were approved.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to Form 8-K filed on November 10, 2015 and is incorporated herein by reference. The Merger Agreement has been filed with the Securities and Exchange Commission to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential Disclosure Schedules provided by Bretelon in connection with the signing of the Merger Agreement. The confidential Disclosure Schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about the parties.

17.	Quarterly financial information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Fiscal Quarters Ended
	January 30, 2016	October 31, 2015	August 1, 2015	May 2, 2015	January 31, 2015	November 1, 2014	August 2, 2014	May 3, 2014

Net revenue	$51,450	$61,581	$58,307	$55,912	$54,846	$53,784	$42,810	$36,873
Gross profit	24,501	30,787	28,524	29,348	26,720	26,512	21,889	20,225
(Loss) income from operations	(5,237)	1,464	1,208	1,410	(2,343)	(1,296)	(5,795)	(8,443)
Net (loss) income	(6,191)	6,435	296	(382)	(3,610)	(557)	(7,620)	(9,914)
Basic net (loss) income per share	$(0.17)	$0.18	$0.01	$(0.01)	$(0.10)	$(0.02)	$(0.22)	$(0.29)
Diluted net (loss) income per share	$(0.17)	$0.17	$0.01	$(0.01)	$(0.10)	$(0.02)	$(0.22)	$(0.29)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of January 30, 2016, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of January 30, 2016.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 30, 2016.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of January 30, 2016.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of January 30, 2016.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 30, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an update on internal control, 2013 Internal Control – Integrated Framework. This update provides changes from the pre-established guidance within the 1992 internal control framework primarily encompassing the following: (i) codification of principles that support the five components of internal control, (ii) clarification of the role of objective-setting in internal control, (iii) enhanced focus on technology and related control structures, (iv) enhanced information on governance conceptual frameworks, (v) expansion of the reporting categories of objectives, (vi) enhanced anti-fraud expectations and (vii) increased focus on non-financial reporting objectives. We adopted the 2013 Internal Control – Integrated Framework during fiscal 2015 in conducting our assessment of internal control over financial reporting. The adoption of said framework did not materially impact our internal control over financial reporting or the aforementioned conclusions regarding its effectiveness.

ITEM 9B.	OTHER MATTERS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” which will appear in the 2016 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2016 Director Compensation,” which will appear in the 2016 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which will appear in the 2016 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” which will appear in the 2016 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” which will appear in the 2016 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders or in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	99

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 1st day of April, 2016.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Thinh Q. Tran	President, Chief Executive Officer and Director	April 1, 2016
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	April 1, 2016
Elias N. Nader	(Principal Financial and Accounting Officer)

/s/ Tor Braham	Director	April 1, 2016
Tor Braham

/s/ J. Michael Dodson	Lead Independent Director	April 1, 2016
J. Michael Dodson

/s/ Martin Manniche	Director	April 1, 2016
Martin Manniche

/s/ Pete Thompson	Director	April 1, 2016
Pete Thompson

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance Beginning of Period	Additions: Provision for (Recovery of)	Deductions: (Write-offs) Recoveries of	Balance End of Period
	(in thousands)
Allowance for returns, doubtful accounts and discounts:
Fiscal Years
2014	$295	98	(93)	300
2015	300	$1,257	$(55)	$1,502
2016	$1,502	$692	$(192)	$2,002

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

3.8	Amendment to By-Laws dated August 20, 2015.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4	Lease Agreement dated December 27, 2014 by and between Sigma Designs, Inc. and PLDSPE LLC.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on December 31, 2014.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.	First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 12, 2012.

10.7*	Sigma Designs 2010 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.12*	Sigma Designs 2015 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.13*	Sigma Designs 2015 Stock Incentive Plan.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.14*	Form of Executive Severance Agreement.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on July 16, 2015.

2.1

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