Form 10-K/A
period 2016-01-30
SIGMA DESIGNS INC
filed 2016-05-31
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 30, 2016

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-32207

SIGMA DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

California	94-2848099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47467 Fremont Blvd., Fremont, California	94538
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on August 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $358,819,318 based on the closing sale price of $10.37 per share on that date. Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 36,912,945 shares of the registrant’s common stock outstanding on March 23, 2016.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 4, 2016, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 4, 2016) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 1, 2016 are as set forth below:

Name	Age	Position
Tor R. Braham (1)(2)(3)	58	Director
J. Michael Dodson (1)(2)	55	Director
Martin Manniche (3)	48	Director
Pete Thompson (1)(2)(3)	47	Director
Thinh Q. Tran	62	Director, President and Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Tor R. Braham joined the Board in June 2014. Mr. Braham served as Managing Director and Global Head, Technology, Mergers and Acquisitions for Deutsche Bank Securities, an international financial service group, from 2004 until 2012. Prior to that, he served as Managing Director and Co-head, West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an international financial services group, from October 2000 until 2004. Prior to that, Mr. Braham was an investment banker with UBS Securities and a lawyer at a prominent Silicon Valley law firm. Mr. Braham also serves on the board of directors of Yahoo, Inc. and Viavi Solutions, Inc.   Mr. Braham received a bachelor’s degree in English from Columbia College and a juris doctorate from New York University School of Law.

Mr. Braham brings to our Company extensive financial and strategic expertise as well as knowledge of the technology industry. We believe Mr. Braham’s experience as an investment banker, including his experience as the Global Head, Technology, Mergers and Acquisitions for a leading investment bank, and lawyer to technology companies provides Mr. Braham with a strong understanding of strategic matters and challenges faced by technology companies.

J. Michael Dodson has served as a member of our Board of Directors since July 2013 and as our Lead Independent Director since January 2014. Mr. Dodson has served as Chief Operating Officer and Chief Financial Officer of Mattson Technology, Inc., a semiconductor wafer processing equipment manufacturing company, since October 2012 having joined Mattson in October 2011 as Executive Vice President and Chief Financial Officer in October 2011. In May 2016, Mattson was acquired by Beijing E-Town Dragon Semiconductor Industry Investment Center (Limited Partnership) (“E-Town Dragon”), and Mr. Dodson has continued to serve as Chief Financial Officer of Mattson Technology, a wholly owned subsidiary of E-Town Dragon. Prior to joining Mattson, Mr. Dodson served as Senior Vice President and Chief Financial Officer at DDi Corp., a provider of printed circuit board engineering and manufacturing services, from January 2010 until October 2011. Before joining DDi Corp., Mr. Dodson served as the CFO for three global public technology companies and Chief Accounting Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young. Mr. Dodson received a bachelor’s degree in Accounting and Information Systems from the University of Wisconsin-Madison.

Mr. Dodson’s public company financial and operational experience enables him to provide our Company with valuable financial, accounting and executive insights. In addition, Mr. Dodson’s experience within the semiconductor industry provides additional industry experience that can assist the Board in managing the strategic direction of our Company. Finally, Mr. Dodson’s recent experience in the sale of Mattson Technology to E-Town Dragon, a company based in China, enables him to bring a current perspective on cross-border business transactions and other related matters, as a significant portion of our business takes place in Asia.

Martin Manniche has served as a member of our Board of Directors since February 2014. Mr. Manniche is currently the Chairman and Chief Executive Officer of GreenWave Systems Inc., a technology development and services company, which he co-founded in September 2009. He previously served as Chief Technology Officer at Cisco Consumer Business Group from September 2005 to September 2009. Mr. Manniche also serves on the board of Telechips; a Kosdaq listed company, and has also previously held board positions at Analogix Semiconductor, Inc., Avega Systems Inc. and KiSS Technology A/S. Mr. Manniche received a degree in Business from Lyngby Uddannelsescenter in Denmark.

Mr. Manniche’s industry experience enables him to provide valuable insight that will assist the Board in managing the strategic direction of our Company. In addition, Mr. Manniche’s experience at both established and start-up companies, in addition to service on other company boards, will be valuable as we shape our plans for future growth and profitability.

Pete Thompson has served as a member of our Board of Directors since December 2013. Mr. Thompson has served as Vice President of Strategic Partnering of Sonos, Inc. since September 2015. From September 2013 to September 2015, Mr. Thompson served as the Senior Vice President of the TV & Media Division at Ericsson Corporation. Prior to Ericsson, Mr. Thompson held a variety of executive positions with Microsoft Corporation from January 2006 to September 2013, including Corporate Vice President of Mediaroom Business Unit, General Manager of Xbox Live, and General Manager of Surface. Prior to Microsoft, Mr. Thompson held management positions at T-Mobile USA and Hewlett-Packard.  Mr. Thompson previously served on the Board of Directors of Seawell Networks, a Canadian-based company, until it was acquired by Arris Group, Inc. in April 2014. Thompson received a bachelor’s degree in International Economics from the University of California Los Angeles and an MBA from the Kellogg Graduate School of Management.

Mr. Thompson’s market awareness, knowledge and experience enable him to provide valuable insight to our Company. In addition, his diverse industry background and leadership experience, including operating large business units, will help drive our growth strategy in parallel with our efforts to operate profitably.

Thinh Q. Tran has served as a member of our Board of Directors since the founding of the company in 1982. One of our founders, Mr. Tran has served as our President and Chief Executive Officer and as Chairman of our Board of Directors since February 1982. Prior to founding us, Mr. Tran was employed by Amdahl Corporation and Trilogy Systems Corporation, both of which were involved in the IBM-compatible mainframe computer market. Mr. Tran received a bachelor’s degree in Electrical Engineering from the University of Wisconsin and a master’s degree in Electrical Engineering from Stanford University.

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

There are no family relationships among any of our directors and executive officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2016, and their positions are shown below

Name	Age	Position
Thinh Q. Tran	62	President and Chief Executive Officer
Elias N. Nader	51	Chief Financial Officer and Secretary
Sal Cobar	63	Senior Vice President, Chief Marketing and Sales Officer

Our Board appoints executive officers, who then serve at the Board’s discretion.

For information regarding Mr. Tran, please refer to “Board of Directors” above.

Elias N. Nader, has served as our Chief Financial Officer since April 2014. Mr. Nader served as our interim chief financial officer from March 2013 to April 2014 and as our corporate controller from October 2012 to March 2013. Prior to joining us, Mr. Nader served as a chief financial officer consultant with various companies in Europe and the Middle East from October 2011 to September 2012. From June 2010 to September 2011, Mr. Nader served as group chief financial officer with Imperial Jet, a VIP business aircraft company based in Europe and the Middle East. From June 2005 to June 2010, Mr. Nader served as corporate controller at Dionex Corporation, a chromatography company based in Sunnyvale, California. Mr. Nader serves on the board of directors of YuMe, Inc., a global audience technology company. Mr. Nader received a bachelor’s degree in Business Administration from San Jose State University and an MBA from San Jose State University.

Sal Cobar, has served as our Senior Vice President, Chief Marketing and Sales Officer since July 2015 and as Vice President, Worldwide Sales and Business Development from April 2010 to July 2015. From April 2007 to April 2010, Mr. Cobar served as Vice President of Worldwide Sales of Silicon Image, Inc., a developer of secure cores for high definition display and distribution for the television, set-top box and consumer markets. From April 2001 to April 2007, Mr. Cobar served as Silicon Image’s Senior Director, Strategic Accounts and Americas Sales, where he was instrumental in developing and spearheading Silicon Image’s overall strategic account sales initiatives as well as leading the Americas sales team of Silicon Image. Prior to joining Silicon Image, Mr. Cobar held several strategic sales and marketing positions during his 12-year tenure at Sun Microsystems. In those positions, Mr. Cobar had management and executive responsibilities for engineering, operations and the creation and execution of new markets for network-based thin client technology. In June 1980, Mr. Cobar joined Xerox Corporation for nine years driving multiple engineering and operations initiatives. Mr. Cobar received a bachelor’s degree in Systems Engineering from San Jose State University and an MBA from Golden Gate University.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2016.

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

Board Meetings

The Board of Directors held 10 meetings during fiscal 2016. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2016.

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

In January 2015, we appointed J. Michael Dodson as our Lead Independent Director. Mr. Dodson, as our Lead Independent Director, performs the functions of the Chairman of the Board, which position is currently vacant.

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

Compensation Committee

The current members of the Compensation Committee are Messrs. Dodson, Braham and Thompson, each of whom is a non-management member of our Board of Directors. Mr. Thompson is currently the chairperson of the Compensation Committee. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices. The Compensation Committee held five (5) meetings and acted by written consent four (4) times during fiscal 2016. Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis.” All of our directors serving on the Compensation Committee attended at least 75% of the meetings held in fiscal 2016.

Audit Committee

The Audit Committee currently consists of Messrs. Thompson, Braham, and Dodson, each of whom is a non-management member of our Board of Directors. Mr. Dodson is our audit committee financial expert as currently defined under Securities and Exchange Commission rules. Mr. Dodson is also currently the chairperson of the Audit Committee. The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held six (6) meetings in fiscal 2016. All of our directors serving on the Audit Committee attended at least 75% of the meetings held in fiscal 2016.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Braham, Manniche and Thompson. During fiscal 2016, Mr. Braham served as the chairperson of the Corporate Governance and Nominating Committee. We believe that the composition of our Corporate Governance and Nominating Committee meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors. The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company. The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held one (1) meeting in fiscal 2016. All of our directors serving on the Corporate Governance and Nominating Committee attended at least 75% of the meetings held in fiscal 2016.

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

Compensation Programs and Risk

The Company has conducted a risk assessment of the Company’s compensation policies and practices and concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. This risk assessment was led by our Chief Executive Officer and Chief Financial Officer with oversight of the assessment conducted by our Compensation Committee. Our Compensation Committee reported the findings of this assessment to our Board of Directors. In this regard, we note that:

•

the Company does not have a long-term cash incentive bonus program in place, which could, if applicable, dictate behavior toward the achievement of certain performance metrics at the expense of long-term Company value;

•	the Company’s compensation programs, including its standard four-year vesting schedule for option awards, are weighted towards offering long-term incentives that reward sustainable performance; and
•

the amount of compensation that the Company actually pays is at a reasonable and sustainable level, as determined by a review of the Company’s economic position and prospects, as well as the compensation offered by comparable companies.

Based on this assessment, the Company concluded that it has a balanced compensation program that does not promote imprudent or excessive risk taking.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensate our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer, our Senior Vice President, Chief Marketing and Sales Officer, who we refer to collectively as our named executive officers. In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2016 and to date in fiscal 2017.

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

Our compensation program is designed to reward the contributions of our executive officers to our overall corporate performance. In fiscal 2016, the Committee was focused on our corporate-wide objective of operating profitably and increasing revenue growth. As a result, the base salary for our executive officer compensation remained relatively flat, but we implemented a cash incentive bonus program. In late fiscal 2015, the Committee began a comprehensive evaluation of our executive compensation program to evaluate its market competiveness and to recognize the progress we had made in our business.

In fiscal 2016, the Committee completed a comprehensive review of our executive officer compensation policies and programs. This review consisted, among other things, of a review of our executive officer compensation philosophy, pay practices, the implementation of an executive incentive compensation plan, a review of market comparable data and the use of an independent compensation consultant.  As part of its review process, the Committee also reviewed the individual performance of each executive and the leadership demonstrated by the executive during the prior period. Although there were no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviewed the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible. The type of contributions can vary depending on the officer and the business department.

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

●

Executive Officer Bonus Plan. Historically, the Committee has awarded cash bonuses on a case-by-case basis in recognition of strong company performance or to reward significant individual contributions. In March 2015, the Committee adopted a cash incentive bonus plan for executive officers and awards under such plan are earned based on the achievement of certain company performance criteria.

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

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee. Late in fiscal 2015, the Committee retained an independent compensation consultant, Radford, to assist with the compensation-determination process for all executive officers, including our Chief Executive Officer, and to conduct a comparative study of our executive compensation. The Committee referred to the data provided by Radford toward the end of fiscal 2015 during the Committee’s review of executive compensation in fiscal 2016. Finally, the Committee also took into account the results of the shareholder advisory vote on our executive compensation from the 2015 annual meeting of shareholders, where the shareholders voted in favor of our executive compensation.

In making its compensation decisions in fiscal 2016, the Committee utilized the prior market assessment conducted by Radford. The Committee believed the peer group of companies identified by Radford was still relevant to the Company and, as such, did not engage Radford to update the data. This market assessment consisted of a review of compensation information from a select group of peer companies (identified below) and utilized information from a database selected by Radford. In late fiscal 2015, the Committee, with the assistance of Radford, developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size. The Committee took into account feedback provided by the management team in assessing which companies compete with us in the semiconductor and related devices industry. Based on the Committee’s approved criteria, the following companies were selected to form our peer group:

Alpha and Omega Semiconductor	Applied Micro Circuits	Audience
DSP Group	Entropic Communication	Inphi
Integrated Silicon Solution	Intermolecular	IXYS
Lattice Semiconductor	MaxLinear	NeoPhotonics
Peregrine Semiconductor	Pericom Semiconductor	Power Integrations
PLX Technology	Silicon Image	Vitesse Semiconductor
ViXS Systems

The peer group of companies is the same group of companies used for fiscal 2015.

Our Compensation Program Decisions

Base Salary

In March 2015, after completing a comprehensive review of executive officer compensation policies and programs as discussed above, the Committee approved the following changes to our executive officers’ annual base salaries:

●	For our President and Chief Executive Officer, annual base salary was changed from $364,500 to $375,400, a three percent (3%) increase;

●	For our Chief Financial Officer, annual base salary was changed from $275,000 to $283,300, a three percent (3%) increase; and

●

For our Senior Vice President, Chief Marketing and Sales Officer, annual base salary was changed from $187,200 to $279,200, a 49% increase. This change in annual base salary was a result of the Committee’s decision to shift a significant amount of variable compensation previously based on sales commissions into base salary. As a result of these changes, the aggregate increase in total cash compensation was expected to be less than three percent (3%) compared to the prior fiscal year.

Executive Officer Bonus Plan

In March 2015, the Committee approved a Fiscal 2016 Executive Officer Bonus Plan (the “2016 Bonus Plan”), in which each of our executive officers was eligible to participate. The material terms of the 2016 Bonus Plan were as follows:

●

Annual bonuses were earned and paid based on achievement against annual goals. The specific annual goals were based on achieving or exceeding certain operation income targets, as well as individual performance metrics specific to the executive’s role within the Company. These targets were designed to implement a pay-for-performance culture at the Company.

●

Executive officers were eligible to earn cash bonuses upon the attainment of both financial and operational performance objectives. In the case of our Chief Executive Officer, one-third of his bonus was based on a revenue target for fiscal 2016 of $234 million, one-third of his bonus was based on a profitability target of $4.0 million for fiscal 2016 and the remaining one-third of the bonus was based on individual management objectives. In the case of our Chief Financial Officer, 25% of his bonus was based on a quarterly operating expense target of $26.4 million for the first quarter, $26.5 million for the second quarter, $27.6 million for the third quarter and $27.7 million for the fourth quarter (with each quarter equally weighted in determining the payout), 25% of his bonus was based on a profitability target of $4.0 million for fiscal 2016 and 50% of his bonus was based on individual management objectives, including managing the audit process, SEC reporting obligations and international tax activities. Our Senior Vice President, Chief Marketing and Sales Officer’s entire incentive bonus was based on a profitability target of $4.0 million for fiscal 2016. Although our most senior sales officer is focused on revenue growth, the Committee believed it was appropriate to re-inforce the importance of profitability as a corporate objective. Our Senior Vice President, Chief Marketing and Sales Officer was also incentivized by his sales commission plan, which provided a percentage commission based on a revenue target of $234 million.

●	Payouts under the 2016 Bonus Plan were based on the level of attainment of the specified objectives.

●	For our Chief Executive Officer, the total target cash bonus amount is 75% of base salary, or $281,550.

●	For our Chief Financial Officer, the total target bonus amount is 45% of base salary, or $127,485.

●	For our Senior Vice President, Chief Marketing and Sales Officer, the total target bonus amount is 45% of base salary, or $125,640, which includes the sales commission plan described below.

The Committee determined that the Company should target between the 25th percentile and the 50th percentile of the Company’s peer group in establishing total direct compensation (total cash and equity compensation) for its executive officers. As a result of the changes described above, the Committee determined that executive compensation would be set at approximately its targeted objective.

Discretionary Bonus Awards

The Committee, from time to time, may award discretionary bonuses to our executive officers. In April 2015, the Committee reviewed the Company’s performance in fiscal 2015 and each executive officer’s contribution to this performance. Upon substantial completion of the audit of the Company’s financial statements for fiscal 2015, the Committee reviewed and approved performance bonuses for the executive officers’ performance in fiscal 2015. The Committee approved bonuses in the following amounts:

●	For our Chief Executive Officer, a cash bonus award of $50,000 and a restricted stock unit award of 25,000 shares.

●	For our Chief Financial Officer, a cash bonus award of $25,000 and a restricted stock unit award of 22,000 shares.

●	For our Senior Vice President, Chief Marketing and Sales Officer, a restricted stock unit award of 22,000 shares.

All of the restricted stock unit awards vest over a two-year period, with one-half of the total number of shares vesting on the one-year anniversary from the date of grant, and the remaining shares vesting in equal quarterly installments thereafter. Although the grants were made in recognition of performance in fiscal 2015, the Committee determined to place vesting restrictions on these awards in order to increase the retention value of these awards.

Sales Commission Plan

In fiscal 2015, our Senior Vice President, Chief Marketing and Sales Officer were compensated under a sales commission plan in addition to his base salary. As a result, the Committee elected not to pay an additional cash bonus to our Senior Vice President, Chief Marketing and Sales Officer for fiscal 2015. For fiscal 2016, the Committee decided to shift a significant amount of variable compensation previously based on sales commissions into base salary for our Senior Vice President, Chief Marketing and Sales Officer. Therefore, in addition to his base salary, our Senior Vice President, Chief Marketing and Sales Officer will be compensated for performance under a reduced sales commission plan and will also be eligible to receive a bonus under our Bonus Plan. We believe it was in the best interest of our shareholders to incent our Senior Vice President, Chief Marketing and Sales Officer with sale performance goals as well as further align his interest with those of the Company and the other executive officers.

Equity Incentive Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock option grants and our employee stock purchase program. In July 2015, the Compensation Committee approved equity incentive awards to our named executive officers that are intended to align their interests with those of our shareholders and as an incentive to help the Company retain the services of its named executive officers. The Committee approved a restricted stock unit award of 80,000 shares to the Company’s Chief Executive Officer and 27,000 shares to each of its Chief Financial Officer and Senior Vice President, Chief Marketing and Sales Officer. All the restricted stock unit awards vest over a four-year period, with one-fourth of the total number of shares vesting on the one-year anniversary from the vesting start date, and the remaining shares vesting in equal quarterly installments thereafter. Pursuant to the 2009 Stock Incentive Plan, each officer entered into a restricted stock unit agreement for the aforementioned awards.

The Committee granted these equity awards in recognition of our corporate performance in fiscal 2015, the individual contributions made by each of our executive officers and to bring the equity incentives of our executive officers more in line with our peer group practices. The Committee applied a four-year vesting schedule to these awards in order to incent our executive officers to increase shareholder value over a longer period of time and as a retention device.

2015 Employee Stock Purchase Plan

On July 10, 2015, the Board approved the Company’s 2015 Employee Stock Purchase Plan (the “New ESPP”), which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015 (the “2015 Annual Meeting”). The New ESPP was intended to replace the Company’s 2010 Employee Stock Purchase Plan, which had terminated. There are 3,500,000 shares of common stock reserved for issuance under the New ESPP.

Each full-time and part-time employee, including the Company’s officers and employees and employees of participating subsidiaries, who is employed by the Company on the day preceding the start of any offering period, are eligible to participate in the New ESPP. Each of the named executive officers of the Company is eligible to participate in the New ESPP.

2015 Stock Incentive Plan

On July 10, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the 2015 Annual Meeting. The 2015 Plan is the successor to and continuation of the Company’s 2001 Stock Plan (the “2001 Plan”), and the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2001 Plan, the “Prior Plans”). The total number of shares of the Company’s common stock reserved for issuance under the 2015 Plan consists of 3,000,000 shares plus the number of shares subject to stock awards outstanding under the Prior Plans that terminate prior to exercise and would otherwise be returned to the share reserves under the Prior Plans up to a maximum of 5,000,000 shares.

Incentive stock option awards may be granted under the 2015 Plan only to the Company’s employees (including executive officers) and employees of the Company’s affiliates. The Company’s employees (including executive officers), consultants and directors, and the employees (including executive officers) and consultants of the Company’s affiliates are eligible to receive all other types of awards under the 2015 Plan. Each of the named executive officers of the Company is eligible to receive awards under the 2015 Plan.

Change in Control Benefits

In connection with its comprehensive review of our executive officer compensation program, the Committee also reviewed the change in control and severance arrangements currently in place with executive officers. This review consisted, among other things, of a review of the Company’s executive officer compensation philosophy, pay practices, the implementation of an executive incentive compensation plan, a review of market comparable data and the use of an independent compensation consultant. In connection with this review, on July 2015, the Committee approved the final form of executive severance agreement to be entered into with each of the Company’s named executive officers. In connection with this approval, the Committee approved the following severance and change in control benefits:

●

For our Chief Executive Officer, the Company will pay 12 months of base salary and benefits, the payout of the eligible bonus amount in the fiscal year in which he is terminated and 12 months of accelerated vesting on all outstanding equity awards, if terminated under specific circumstances prior to a change in control. If the Chief Executive Officer is terminated under specified circumstance within 18 months following a change in control, then the Chief Executive Officer will be paid severance equal to 24 months of his base salary and benefits, the payout of two times the full eligible bonus amount in the fiscal year in which he is terminated and accelerated vesting in full of all outstanding equity awards.

●

For our Chief Financial Officer and Senior Vice President, Chief Marketing and Sales Officer, the Company will pay six months of base salary and benefits, the payout of fifty percent (50%) of the eligible bonus amount in the fiscal year in which he is terminated and six months of accelerated vesting on all outstanding equity awards, if terminated under specific circumstances prior to a change in control. If the officer is terminated under specified circumstance within 18 months following a change in control, then such officer will be paid severance equal to 12 months of his base salary and benefits, the payout of the full eligible bonus amount in the fiscal year in which he is terminated and accelerated vesting in full of all outstanding equity awards.

In April 2016, the Committee reviewed the severance and change in control benefits in effect for our Senior Vice President, Chief Marketing and Sales Officer and approved additional changes. After such approval by the Committee, the Company will now pay 12 months of base salary and benefits, the payout of the eligible bonus amount in the fiscal year in which he is terminated and 12 months of accelerated vesting on all outstanding equity awards, if terminated under specific circumstances prior to a change in control. If he is terminated under specified circumstance within 18 months following a change in control, then in addition to the aforementioned severance benefits, our Senior Vice President, Chief Marketing and Sales Officer will also receive accelerated vesting in full of all outstanding equity awards.

The Committee determined that these changes were advisable to bring our change in control and severance arrangements more in line with our peer group and to serve as a stronger retention device for our executive officers.

 General Benefits

In addition to the compensation opportunities we describe above, we also provide our executive officers other employee benefits such as medical insurance, life and disability insurance and our 401(k) Savings/Retirement Plan, in each case on the same basis as other employees.

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

Fiscal 2016 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Thinh Q. Tran	2016	375,200	__	1,102,300	281,550		6,141	(2)	1,765,191
President and Chief Executive Officer	2015	363,847	50,000	__	__		2,262	(3)	416,109
	2014	368,048	__	__	__		7,322	(4)	375,370

Elias N. Nader	2016	283,129	__	485,680	157,485		2,801	(5)	929,095
Chief Financial Officer	2015	270,798	25,000	__	__		966	(6)	296,764
	2014	215,865	__	233,750	25,000		966	(6)	475,581

Sal Cobar	2016	277,431	__	485,680	121,999	(7)	2,740	(8)	887,850
Senior Vice President, Chief Marketing and Sales Officer	2015	186,840	__	__	208,485	(7)	885	(9)	396,210
	2014	180,000	__	__	180,157	(7)	2,566	(10)	362,723

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

(2)	Represents $1,444 paid for 401K match, $1,925 paid for employer match on health savings account and $2,772 paid for group term life insurance.
(3)	Represents $2,262 paid for group term life insurance.
(4)	Represents $2,772 paid for group term life insurance and $4,550 paid for employer match on health savings account.
(5)	Represents $1,770 paid for 401K match and $1,031 paid for group term life insurance.
(6)	Represents $966 paid for group term life insurance.
(7)	Includes $71,999 paid for sales commissions and $50,000 paid under our cash incentive plan.
(8)	Represents $2,740 paid for group term life insurance.
(9)	Represents $885 paid for group term life insurance.
(10)	Represents $2,566 paid for group term life insurance.

Fiscal 2016 Grants of Plan-Based Awards Table

The following table shows information regarding all plan-based awards we granted to the named executive officers during the year ended January 30, 2016:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#) (1)	of Stock Awards (2)
Thinh Q. Tran President and Chief Executive Officer	07/10/15	281,550	281,550	281,550	80,000	$892,800
	04/08/15	—	—	—	25,000	$209,500

Elias N. Nader Chief Financial Officer	07/10/15	157,485	157,485	157,485	27,000	$301,320
	04/08/15	—	—	—	22,000	$184,360

Sal Cobar Senior Vice President, Chief Marketing and Sales Officer	07/10/15	50,000	50,000	50,000	27,000	$301,320
	04/08/15	—	—	—	22,000	$184,360

(1)

All stock awards listed consist only of time-based shares (also called “restricted stock awards”) which will be converted into our common stock upon vesting. 25% of the award will vest on the one year anniversary and 1/4th of the award will vest annually thereafter. All stock awards listed were granted under our 2009 Stock Incentive Plan.

(2)

Amounts represent the grant date fair value of shares underlying restricted stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2016.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of January 30, 2016:

	Option Awards				Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Thinh Q. Tran	9,041	—	11.06	8/25/16	—		—
President and Chief Executive Officer	110,959	—	11.06	8/25/16	—		—
	100,000	—	41.58	2/11/18	—		—
	87,500	—	10.87	11/3/18	—		—
	87,500	—	11.09	2/6/19	—		—
	150,000	—	10.59	1/26/20	—		—
	—	—	—		25,000	(4)	165,750
	—	—	—		80,000	(5)	530,400

Elias N. Nader	—	—	—	—	—		—
Chief Financial Officer					12,500	(6)	82,875
					1,875	(7)	12,431.25
					22,000	(4)	145,860
					27,000	(5)	179,010

Sal Cobar	—	—	—	—	—		—
Senior Vice President, Chief Marketing and Sales Officer					22,000	(4)	145,860
					27,000	(5)	179,010

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Stock awards listed consist only of time-based shares (also called "restricted stock award") which will be converted into our common stock upon vesting.

(3)

The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $6.63 on January 29, 2016, the last trading day of fiscal 2016, as reported on the NASDAQ Global Market.

(4)	This restricted stock award was granted on April 8, 2015 and vests over two years. 50% of the award vests on 4/8/2016 and 1/8th of the award vests quarterly thereafter.

(5)	This restricted stock award was granted on July 10, 2015 and vests over four years. 25% of the award vested on 3/16/2016 and 1/16th of the award vests quarterly thereafter.

(6)	This restricted stock award was granted on December 30, 2013 and vests over four years in equal annual installments.

(7)	This restricted stock award was granted on October 25, 2012 and vests over four years in equal annual installments.

Fiscal 2016 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(1)
Thinh Q. Tran
President and Chief Executive Officer	39,189	303,418

Elias N. Nader
Chief Financial Officer and Secretary	23,750	237,495

Sal Cobar
Vice President, Worldwide Sales and Business Development	5,000	43,600

(1)

The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the NASDAQ Global Market multiplied by the number of shares vested.

Fiscal 2016 Director Compensation

The compensation we pay our non-employee directors is reviewed by our compensation committee and ultimately approved, taking into account information from our Compensation Committee, by our full Board of Directors, which includes one employee director.

We have established a cash compensation program for our non-employee directors. In fiscal 2016, each non-employee director was entitled to the following cash compensation (each retainer is paid quarterly):

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

Each non-employee director who was re-elected to the Board at our 2015 annual meeting of shareholders received RSUs with the following terms: (i) a number of restricted stock units equal to $75,000 divided by the price per share of our Common Stock on the date of grant; (ii) the RSU will vest on the earlier of the one year anniversary from the date of grant or the date of the 2016 annual meeting; and (iii) such vesting shall fully accelerate upon a change in control of the Company. We anticipate granting equity awards to our non-employee directors following our annual meeting each year in such amounts to be determined by the Board at that time.

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2016:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Tor R. Braham	60,000	74,996	134,996
J. Michael Dodson	60,000	74,996	134,996
Martin Manniche	60,000	74,996	134,996
Pete Thompson	60,000	74,996	134,996

(1)	The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors.

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

(3)	Our non-employee directors who served during fiscal 2016 held restricted stock units as of January 30, 2016 as follows:

Director	Restricted Stock Units
Tor R. Braham	58,022
J. Michael Dodson	68,050
Martin Manniche	53,829
Pete Thompson	72,661

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

Tor Braham

J. Michael Dodson

Pete Thompson, Chair

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of May 15, 2016 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our Common Stock. Applicable percentage ownership is based on 36,992,227 shares of our Common Stock outstanding on May 15, 2016.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder
Entities affiliated with Dimensional Fund Advisors LP (2)	2,709,307	7.3%
Entities affiliated with The Vanguard Group (3)	2,380,085	6.4
Entities affiliated with Blackrock, Inc. (4)	2,034,114	5.5
Entities affiliated with Renaissance Technologies LLC (5)	1,901,300	5.1

Named Executive Officers, Directors and Nominees for Director
Thinh Q. Tran (6)	1,302,511	3.5
Elias N. Nader (7)	65,652	*
Sal Cobar (8)	117,750	*
Tor Braham (9)	25,055	*
J. Michael Dodson	60,139	*
Martin Manniche	45,918	*
Pete Thompson	64,750	*
All directors and executive officers as a group (7 persons) (10)	1,681,775	3.5

*Represents less than 1% of our Common Stock.

(1)

The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based solely on a report on Schedule 13G/A filed on February 9, 2016. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. All of the securities reported here are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)

Based solely on a report on Schedule 13G filed on February 11, 2016. Shares beneficially owned by The Vanguard Group (“Vanguard”), Vanguard Fiduciary Trust Company (“VFTC”), or Vanguard Investments Australia, Ltd. (“VIA”). The Vanguard Group is a beneficial owner as a result of having sole power to dispose of or to direct the disposition of 2,337,914 shares. VFTC, a wholly-owned subsidiary of Vanguard, is a beneficial owner as a result of its serving as investment manager of collective trust accounts with shared power to dispose or direct the disposition of 42,171 shares. VIA, a wholly-owned subsidiary of Vanguard, is a beneficial owner as a result of its serving as investment manager of Australian investment offerings with sole power to vote or direct the vote of 0 shares. The principal business address of Vanguard, VFTC and VIA is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Based solely on a report on Schedule 13G filed on January 28, 2016. BlackRock, Inc. is deemed to beneficially own the shares of common stock held in the accounts for which it serves as a parent holding company and holds the sole power to direct investments or to vote the securities. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022.

(5)

Based solely on a report on Schedule 13G filed on February 12, 2016. Renaissance Technologies LLC (“RTC”), an investment advisor, and Renaissance Technologies Holdings Corporation (“RTHC”) are deemed to beneficially own the shares of common stock held in the accounts for which it serves as a parent holding company and holds the sole power to direct investments or to vote the securities. The principal business address of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(6)

Includes 545,000 shares issuable upon exercise of outstanding options which are exercisable within 60 days of May 15, 2016, 757,511 shares of Common Stock held by Thinh Q Tran’s family trust. Mr. Tran disclaims beneficial ownership of Common Stock held by these trusts.

(7)	Includes 15,000 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2016.
(8)	Includes 80,000 shares issuable upon the exercise of outstanding options which are exercisable within 60 days of May 15, 2016.
(9)	Includes the right to acquire 25,055 shares upon the settlement of restricted stock units within 60 days of May 15, 2016
(10)

Includes the right to acquire 25,055 shares upon the settlement of restricted stock units within 60 days of May 15, 2016 and 640,000 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2016.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)		(b)	(c)
Equity Compensation Plans approved by security holders (1)	2,933,671	(2)	$11.57	6,236,730	(3)
Equity Compensation Plans not approved by security holders	61,716		$3.89	---
Totals	2,995,387		$11.41	6,236,730	(3)

(1)	Consists of Sigma’s 2015 Stock Incentive Plan and 2015 Employee Stock Purchase Plan.

(2)	Excludes 1,402,612 restricted stock units outstanding under Sigma’s 2015 Stock Incentive Plan.

(3)	Does not include up to 648,106 shares of Common Stock subject to outstanding awards under Sigma’s 2009 Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino LLP for each of our last two fiscal years.

	2016	2015
Audit fees (1)	$1,001,948	$996,340
Tax-related fees (2)	276,475	169,255
Total	$1,278,423	$1,165,595

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

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm. In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all audit and audit related services. All of the services in fiscal 2015 and 2016 were pre-approved by the Audit Committee. The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 31st day of May 2016.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thinh Q. Tran	President and Chief Executive Officer	May 31, 2016
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	May 31, 2016
Elias N. Nader	(Principal Financial and Accounting Officer)

*/s/ Mark J. Bonney	Director	May 31, 2016
Mark J. Bonney

* /s/ Tor Braham	Director	May 31, 2016
Tor Braham

*/s/ J. Michael Dodson	Lead Independent Director	May 31, 2016
J. Michael Dodson

*/s/ Martin Manniche	Director	May 31, 2016
Martin Manniche

*/s/ Pete Thompson	Director	May 31, 2016
Pete Thompson

*/s/ Thinh Q. Tran	May 31, 2016
Thinh Q. Tran, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

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