Form 10-Q
period 2016-04-30
SIGMA DESIGNS INC
filed 2016-06-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 3, 2016, the Company had 36,998,268 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2016

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2016	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$56,328	$63,790
Short-term marketable securities	6,840	4,805
Restricted cash	823	900
Accounts receivable, net of allowances of $1,600 as of April 30, 2016 and $2,002 as of January 30, 2016	38,205	30,362
Inventory	24,308	26,709
Prepaid expenses and other current assets	15,608	14,085
Total current assets	142,112	140,651

Long-term marketable securities	1,502	3,527
Software, equipment and leasehold improvements, net	11,520	14,086
Intangible assets, net	34,754	37,050
Goodwill	11,068	11,068
Deferred tax assets	902	911
Long-term investments	2,586	2,884
Other non-current assets	6,524	6,492
Total assets	$210,968	$216,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,552	$26,181
Accrued compensation and related benefits	8,648	7,360
Accrued liabilities	15,558	14,632
Total current liabilities	47,758	48,173

Income taxes payable	11,939	11,351
Long-term deferred tax liabilities	211	317
Other long-term liabilities	3,988	4,023
Total liabilities	63,896	63,864

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 41,644,236 issued and 36,968,487 outstanding as of April 30, 2016 and 41,424,377 issued and 36,748,628 outstanding as of January 30, 2016	505,573	503,809
Treasury stock, at cost, 4,675,749 shares as of April 30, 2016 and January 30, 2016	(88,336)	(88,336)
Accumulated other comprehensive loss	(1,274)	(1,875)
Accumulated deficit	(268,891)	(260,793)
Total shareholders’ equity	147,072	152,805
Total liabilities and shareholders’ equity	$210,968	$216,669

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 30, 2016	May 2, 2015

Net revenue	$53,775	$55,912
Cost of revenue	29,774	26,564
Gross profit	24,001	29,348
Operating expenses
Research and development	19,155	16,313
Sales and marketing	5,723	5,811
General and administrative	5,138	5,781
Impairment of IP, mask sets and design tools	-	33
Total operating expenses	30,016	27,938
(Loss) income from operations	(6,015)	1,410
Interest income and other (expense), net	(751)	671
(Loss) income before income taxes	(6,766)	2,081
Provision for income taxes	1,332	2,463
Net loss	$(8,098)	$(382)
Net loss per common share:
Basic	$(0.22)	$(0.01)
Diluted	$(0.22)	$(0.01)
Shares used in computing net loss per share:
Basic	36,872	35,395
Diluted	36,872	35,395

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015

Net loss	$(8,098)	$(382)

Other comprehensive income (loss):
Currency translation adjustments, net of $0 tax during the three months ended April 30, 2016 and May 2, 2015	580	(12)
Unrealized gains (losses) on marketable securities, net of $0 tax during the three months ended April 30, 2016 and May 2, 2015	21	(19)
Other comprehensive income (loss)	601	(31)

Comprehensive loss	$(7,497)	$(413)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities
Net loss	$(8,098)	$(382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,178	5,294
Stock-based compensation	1,892	1,734
Provision for excess and obsolete inventory	101	1,071
(Recovery of) provision for sales returns, discounts and doubtful accounts	(402)	187
Deferred income taxes	(101)	(73)
Impairment of IP, mask sets and design tools	-	33
Tax effect related to share awards	264	(712)
Excess tax (expense) benefit from stock-based compensation	(264)	712
Impairment of privately-held investment	300	-
Other non-cash activities	-	32
Changes in operating assets and liabilities:
Accounts receivable	(7,441)	(5,335)
Inventory	2,300	(5,071)
Prepaid expenses and other current assets	(1,456)	(315)
Other non-current assets	19	4
Accounts payable	(2,043)	2,201
Accrued liabilities, compensation and related benefits	2,900	(807)
Income taxes payable	1,008	(3,363)
Other long-term liabilities	(19)	114
Net cash used in operating activities	(4,862)	(4,676)
Cash flows from investing activities
Restricted cash	77	-
Purchases of marketable securities	-	(7,113)
Sales and maturities of marketable securities	11	66
Purchases of software, equipment and leasehold improvements	(810)	(1,673)
Purchases of IP	(1,838)	(1,576)
Net cash used in investing activities	(2,560)	(10,296)
Cash flows from financing activities
Excess tax (expense) benefit from stock-based compensation	(264)	712
Proceeds from exercise of employee stock options and stock purchase rights	136	153
Net cash (used in) provided by financing activities	(128)	865
Effect of foreign exchange rate changes on cash and cash equivalents	88	(61)
Net decrease in cash and cash equivalents	(7,462)	(14,168)
Cash and cash equivalents, beginning of period	63,790	83,502
Cash and cash equivalents, end of period	$56,328	$69,334

Supplemental disclosure of cash flow information
Cash paid for income taxes	$383	$5,120

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent media platforms for use in a variety of ever-growing devices from home entertainment and security systems to energy management appliances. We sell our products into two primary target markets which are the Internet of Things Devices (“IoT Devices”) and Connected Smart TV Platforms markets. Our integrated semiconductor solutions serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and wired connectivity solutions which are primarily targeted for the Connected Smart TV Platforms market, and consumer electronics sold in the Internet of Things Devices (“IoT Devices”) market. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We derive a portion of our revenue from licensing and other activities, including licensing of our software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. In November 2015, we completed our acquisition of Bretelon, Inc. (referred to as “Bretelon”). The unaudited condensed consolidated financial statements include the results of operations of Bretelon commencing as of the acquisition date. See Note 6 for further discussion. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The first quarter of fiscal 2017 and fiscal 2016 ended on April 30, 2016 (91 days) and May 2, 2015 (91 days), respectively.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 30, 2016, included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016, referred to as our fiscal 2016 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at April 30, 2016 and January 30, 2016, the consolidated results of our operations for the three months ended April 30, 2016 and May 2, 2015, and the consolidated cash flows for the three months ended April 30, 2016 and May 2, 2015.  The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the three months ended April 30, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).  The update clarifies certain issues related to transitioning to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  The update provides guidance on accounting for licenses of intellectual property (“IP”) and identifying performance obligations.  The amendments clarify how an entity should evaluate its promise when granting a license of IP. They also clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of the contract.  The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

As of April 30, 2016 and January 30, 2016, we had $0.8 million and $0.9 million, respectively, of restricted cash related to an escrow withholding in association with our acquisition of Bretelon, an office-space operating lease and other transactions which are not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	April 30, 2016			January 30, 2016
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$7,035	$5	$7,040	$7,052	$(7)	$7,045
Fixed income mutual funds	1,279	23	1,302	1,255	32	1,287
Money market funds	109	-	109	88	-	88
Total cash equivalents and marketable securities	$8,423	$28	8,451	$8,395	$25	8,420

Cash on hand held in the United States			3,884			4,141
Cash on hand held overseas			52,335			59,561
Total cash on hand			56,219			63,702
Total cash, cash equivalents and marketable securities			$64,670			$72,122

Reported as:
Cash and cash equivalents			$56,328			$63,790
Short-term marketable securities			6,840			4,805
Long-term marketable securities			1,502			3,527
			$64,670			$72,122

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	April 30, 2016		January 30, 2016
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$6,922	$6,949	$4,863	$4,893
Due in greater than one year	1,501	1,502	3,532	3,527
Total	$8,423	$8,451	$8,395	$8,420

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 and January 30, 2016 (in thousands):

	April 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$7,040	$7,040	$-	$-
Fixed income mutual funds	1,302	1,302	-	-
Money market funds	109	109	-	-
Total cash equivalents and marketable securities	8,451	8,451	-	-
Restricted cash	823	823	-	-
Total assets measured at fair value	$9,274	$9,274	$-	$-

	January 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate bonds	$7,045	$7,045	$-	$-
Fixed income mutual funds	1,287	1,287	-	-
Money market funds	88	88	-	-
Total cash equivalents and marketable securities	8,420	8,420	-	-
Restricted cash	900	900	-	-
Total assets measured at fair value	$9,320	$9,320	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of April 30, 2016, we held equity investments in two privately-held venture capital funded technology companies and an equity investment in one joint venture, with an aggregate carrying value of $2.6 million. During the three months ending April 30, 2016, we recorded an impairment charge of $0.3 million in connection with one of our privately-held investments as we concluded the impairment to be other-than-temporary. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments during the three months ended April 30, 2016 and May 2, 2015. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Investments in privately-held companies

The following table sets forth the value of investments in and notes receivable from privately-held companies (in thousands):

Investments	April 30, 2016	January 30, 2016
Issuer A	$2,000	$2,000
Issuer B	450	750
Issuer C	136	134
Total investments	$2,586	$2,884

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

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, we recorded impairment charges each of $0.3 million on this investment as we concluded the impairment to be other-than-temporary.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer C”).

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

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	April 30, 2016	January 30, 2016
Wafers and other purchased materials	$12,517	$15,440
Work-in-process	4,110	2,885
Finished goods	7,681	8,384
Total inventory	$24,308	$26,709

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2016	January 30, 2016
Prepayments for taxes	$3,369	$3,357
Deposits	3,210	3,200
Non-operating receivable	2,731	-
Prepayments for inventory	2,664	3,725
Prepayments for royalties	692	741
Other current assets	2,942	3,062
Total prepaid expenses and other current assets	$15,608	$14,085

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			April 30, 2016	January 30, 2016
Software		2		$40,697	$40,411
Mask sets	1	-	5	14,460	14,130
Equipment	1	-	5	8,261	8,088
Office equipment and furniture		2		7,875	7,705
Leasehold improvements	1	-	6	2,115	2,089
Total				73,408	72,423
Less: Accumulated depreciation and amortization				(61,888)	(58,337)
Total software, equipment and leasehold improvements, net				$11,520	$14,086

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended April 30, 2016 and May 2, 2015 was $3.4 million and $2.9 million, respectively. We recorded an impairment charge of software related to design tools associated with discontinued products for the three months ended May 2, 2015 of less than $0.1 million which was recorded in operating expenses in the accompanying condensed consolidated statement of operations.

 Accrued liabilities consist of the following (in thousands):

	April 30, 2016	January 30, 2016
License fees	$4,135	$5,181
Rebates	3,925	2,864
Income taxes payable, current portion	2,725	2,305
Royalties	2,156	1,469
Warranties	960	959
Deferred revenue	416	407
Other accrued liabilities	1,241	1,447
Total accrued liabilities	$15,558	$14,632

The following table summarizes activity related to accrued rebates (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Beginning balance	$2,864	$9,599
Charged as a reduction of revenue	2,444	4,120
Reversal of unclaimed rebates	-	(807)
Payments	(1,383)	(5,770)
Ending balance	$3,925	$7,142

6.            Business combinations

During the fourth quarter of fiscal 2016, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which is engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $15.7 million in cash subject to certain adjustments, the forgiveness of $2.7 million in debt and the assumption of certain liabilities (the “Merger Consideration”). We retained a portion of the consideration following the closing for the satisfaction of any indemnification claims made within a specified period of time. The Acquisition was consummated on November 12, 2015.

We believe that our acquisition of Bretelon assists us in expanding our overall IoT offering. This Acquisition should expand our total addressable market to include outdoor applications, which we believe will complement our Z-Wave product line which currently covers primarily indoor applications. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain members of our board of directors held an interest in Bretelon prior to the consummation of the Acquisition. For further discussion, refer to Note 16, “Related parties” of the consolidated financial statements included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016.

The operations of Bretelon are included in our condensed consolidated financial statements from the date of Acquisition, which, during the first quarter of fiscal 2017, contributed approximately $0.2 million to our net loss in the accompanying condensed consolidated statement of operations.

We recognized the Bretelon assets acquired and the liabilities assumed based upon their fair value measured as of the date of the Acquisition. The aggregate purchase price for Bretelon has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is allocated to goodwill, none of which is expected to be tax deductible. Refer to Note 7, “Business combinations” of the consolidated financial statements included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016 for the allocation of purchase price which is expected to be finalized within 12 months from the effective date of the acquisition.

The following unaudited pro forma condensed consolidated results of operations give effect to the acquisition of Bretelon as if it had occurred as of the beginning of the fiscal period presented. The unaudited pro forma condensed consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the Bretelon business.  The results of operations of the Bretelon business have been included in the condensed consolidated results of operations from November 4, 2015 inception to date. The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies (in thousands, except per share data).

Three Months Ended
May 2, 2015

Net revenue	$56,487
Net loss	$(2,177)
Basic and diluted net loss per share	$(0.06)

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	April 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,429	$(24,614)	$(50,041)	$10,774	6.8
Customer relationships	54,505	(30,486)	(19,962)	4,057	5.7
Trademarks and other	4,078	-	(3,769)	309	2.7
Purchased IP - amortizing	34,067	(5,516)	(19,823)	8,728	2.7
Total amortizing	178,079	(60,616)	(93,595)	23,868	5.0
Purchased IP - not yet deployed	15,026	(4,140)	-	10,886
Total intangibles	$193,105	$(64,756)	$(93,595)	$34,754

	January 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(48,824)	$11,989	6.5
Customer relationships	54,505	(30,486)	(19,557)	4,462	5.7
Trademarks and other	4,078	-	(3,739)	339	2.9
Purchased IP - amortizing	32,838	(5,516)	(18,696)	8,626	2.9
Total amortizing	176,848	(60,616)	(90,816)	25,416	5.1
Purchased IP - not yet deployed	15,774	(4,140)	-	11,634
Total intangibles	$192,622	$(64,756)	$(90,816)	$37,050

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

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Cost of revenue	$2,053	$2,006
Operating expenses	717	353
Total intangibles amortization expense	$2,770	$2,359

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2017 (remaining nine months)	$6,729
2018	5,131
2019	3,213
2020	2,931
2021	1,588
Thereafter	4,276
Total	$23,868

8.          Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of April 30, 2016, the total amount of outstanding non-cancelable purchase orders was approximately $29.0 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of April 30, 2016, remaining payments under this agreement totaled $4.5 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $5.1 million as of April 30, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of April 30, 2016.

Design Tools

We have entered into purchase arrangements with various vendors for certain design tools; remaining payments under these agreements totaled $1.6 million as of April 30, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of April 30, 2016.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three months ended April 30, 2016 and May 2, 2015, we recorded gross royalty expense of $1.3 million and $0.8 million, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through April 30, 2016, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of April 30, 2016, our remaining potential obligation under these programs was approximately $1.1 million.

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

Details of the change in accrued warranty as of April 30, 2016 and May 2, 2015 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
April 30, 2016	$959	$139	$(138)	$960
May 2, 2015	$864	$140	$(143)	$861

Litigation

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods. As of April 30, 2016, we were not aware of any claims against us, asserted or otherwise.

Indemnifications

In certain limited circumstances, we have agreed and may agree in the future to indemnify certain customers against patent infringement claims from third parties related to our intellectual property. In these limited circumstances, the terms and conditions of sale generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to render them non-infringing. To date, we have not incurred or accrued any significant costs related to any claims under such indemnification provisions.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. As of April 30, 2016, we are not aware of any audit by these licensors, intended or otherwise.

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

9.           Earnings per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the fiscal period.

The weighted-average number of shares outstanding used in the computation of basic and diluted loss per share does not include the effect of the following potential outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of basic and diluted loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Stock options	2,388	2,963
Restricted stock units and awards	736	743

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           Shareholders’ equity and employee benefits

The following table sets forth our condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares):
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Unrealized Loss	Accumulated Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 30, 2016	41,424,377	$503,809	(4,675,749)	$(88,336)	$(208)	$(1,667)	$(260,793)	$152,805
Unrealized gain on marketable securities	-	-	-	-	21	-	-	21
Currency translation adjustments	-	-	-	-	-	580	-	580
Stock-based compensation expense	-	1,892	-	-	-	-	-	1,892
Tax effect related to share awards	-	(264)	-	-	-	-	-	(264)
Net proceeds from common stock issued under share plans	219,859	136	-	-	-	-	-	136
Net loss	-	-	-	-	-	-	(8,098)	(8,098)
Balance, April 30, 2016	41,644,236	$505,573	(4,675,749)	$(88,336)	$(187)	$(1,087)	$(268,891)	$147,072

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2016.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three months ended April 30, 2016 of $0.2 million and made no matching contributions during the three months ended May 2, 2015.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 21% of the annual base.  For calendar year 2015, the annual base is capped at RMB 16,353 per employee. We made matching contributions of $0.6 million and $0.5 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended April 30, 2016 and May 2, 2015.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of April 30, 2016, we have an accrued severance liability of $0.7 million fully offset by an asset of $0.7 million of severance employee funds. We made contributions of less than $0.1 million for each of the three months ended April 30, 2016 and May 2, 2015.

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

As of May 31, 2016, there were approximately 59,480 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million based on initial estimates, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. We reclassified the aforementioned amount out of additional-paid-in-capital into accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016 and will continue to do so until such rescission rights have expired subsequent to the aforementioned offering during fiscal 2017. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

We are also in the process of settling the potential tax consequences on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP with relevant tax authorities. We may incur additional costs associated with any potential tax consequences and have included $0.4 million of expense associated with these additional costs which were recorded in accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016 and will continue to do so until such settlement has been reached with the aforementioned authorities.

11.           Income taxes

We recorded a provision for income taxes of $1.3 million and $2.5 million for the three months ended April 30, 2016 and May 2, 2015, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2017 as compared to the same period in fiscal year 2016 and changes in tax reserves. During the three months ended April 30, 2016 and May 2, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.           Segment and geographical information

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

Our net revenue is derived principally from the sales of integrated semiconductor solutions, which we sell across both of our target markets. Connected Smart TV Platforms consist of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products, and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. IoT Devices consist of all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol. During the three months ended April 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $1.6 million.

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories; revenue from this product group represented 0.4% and 0.5% of our total net revenue for the three months ended April 30, 2016 and May 2, 2015, respectively.

Starting with the first quarter of fiscal 2017, we have combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. Specifically, we combined the Smart TV, Media Connectivity and Set-top Box markets into one target market, henceforth referred to as the Connected Smart TV Platforms target market. The aforementioned target market is intended to include all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products. We have historically and continue to operate under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged, and beginning in the fourth quarter of fiscal 2016 includes amounts from our acquisition of Bretelon.

The following tables set forth net revenue attributable to each target market (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Connected Smart TV Platforms	$43,247	$43,149
IoT Devices	10,337	12,457
License and other	191	306
Net revenue	$53,775	$55,912

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Asia	$46,041	$39,669
North America	6,615	12,153
Europe	1,119	2,765
Other Regions	-	1,325
Net revenue	$53,775	$55,912

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

China, including Hong Kong	$27,457	$22,177
Taiwan	13,964	8,919
United States	6,589	12,146
Thailand	2,821	4,985
Rest of the world	2,944	7,685
Net revenue	$53,775	$55,912

During the three months ended April 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 22% and 11% of our net revenue, respectively. During the three months ended May 2, 2015, Sunjet Components Corporation accounted for 12% of our net revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements about our capital resources and needs, including the adequacy of our current cash reserves; the expectation that our revenue from the IoT Devices market will likely increase in the foreseeable future; anticipated deployments and design wins in the Connected Smart TV Platforms target market, if any; anticipated seasonality associated with our Connected Smart TV Platforms and IoT Devices target markets; any expectations related to the integration of or impact on our product offerings as a result of our acquisition of Bretelon; and our expectations that our gross margin will vary from period to period. These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a global integrated semiconductor solutions provider offering intelligent media platforms for use in a variety of ever-growing devices from home entertainment and security systems to energy management appliances. Our goal is to ensure that our chipsets serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes, media connectivity and home control products. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

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

We sell our products into two target markets: Connected Smart TV Platforms and Internet of Things (“IoT”) Devices. Connected Smart TV Platforms products consist of a range of platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These products include all of our products that are sold into digital televisions, connected media processors and players delivering IP streaming video, including hybrid versions of these products, and wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. IoT Devices consist of our wireless Z-Wave chipsets and modules. During the three months ended April 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $1.6 million.

Starting with the first quarter of fiscal 2017, we have combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. Specifically, we combined the Smart TV, Media Connectivity and Set-top Box markets into one target market, henceforth referred to as the Connected Smart TV Platforms target market. The aforementioned target market is intended to include all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products. We have historically and continue to operate under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged, and beginning in the fourth quarter of fiscal 2016 includes amounts from our acquisition of Bretelon.

Connected Smart TV Platforms Market

The Connected Smart TV Platforms market (previously reported as three separate target markets of Smart TV, Media Connectivity and Set-top Box) consists of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve this market with our media processor chips, dedicated post-processing products and home networking controllers.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the three months ended April 30, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	% of Net Revenue		May 2, 2015	% of Net Revenue
Net revenue	$53,775	100%		$55,912	100%
Cost of revenue	29,774	55%		26,564	47%
Gross profit	24,001	45%		29,348	53%
Operating expenses
Research and development	19,155	36%		16,313	29%
Sales and marketing	5,723	11%		5,811	11%
General and administrative	5,138	9%		5,781	10%
Impairment of IP, mask sets and design tools	-	-%		33	-%
Total operating expenses	30,016	56%		27,938	50%
(Loss) income from operations	(6,015)	(11%)		1,410	3%
Interest and other (expense) income, net	(751)	(2	% )	671	1%
(Loss) income before income taxes	(6,766)	(13%)		2,081	4%
Provision for income taxes	1,332	2%		2,463	4%
Net loss	$(8,098)	(15%)		$(382)	-%

Net revenue

Our net revenue for the three months ended April 30, 2016 decreased $2.1 million, or 4%, compared to the corresponding period in the prior fiscal year due to decreases within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	% of Net Revenue	May 2, 2015	% of Net Revenue
Connected Smart TV Platforms	$43,247	80%	$43,149	77%
IoT Devices	10,337	19%	12,457	22%
License and other	191	1%	306	1%
Net revenue	$53,775	100%	$55,912	100%

Connected Smart TV Platforms: For the three months ended April 30, 2016, net revenue from sales of our products into the Connected Smart TV Platforms market remained flat compared to the corresponding period in the prior fiscal year. We experienced an increase of 7% in average selling price, or ASP, partially offset by a decrease of 6% in units shipped. The increase in ASP is primarily the result of continued penetration by our new product offerings in the market, which have higher ASPs for chipsets used in ultra-high definition, also known as Ultra-HD televisions. The Smart TV market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Connected Smart TV Platforms market resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life.

Our wired home networking controller chipsets contributed significantly to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Our connected media processors and players experienced declines in ASP as IPTV service providers are pending transition to new generations of set-top box products.

Our Connected Smart TV Platforms revenue was derived mainly from our Asia region. We typically expect our strongest Connected Smart TV Platforms sales in the third calendar quarter and declining Connected Smart TV Platforms sales in the first and fourth quarter of each calendar year. We expect our net revenue from the Connected Smart TV Platforms market to continue to be a significant percentage of net revenue but will fluctuate in future periods as we continue to develop and introduce new products for this market and as a result of seasonality typically experienced in the consumer electronics market.

IoT Devices:  For the three months ended April 30, 2016, net revenue from sales of our products into the IoT Devices market decreased $2.1 million, or 17%, compared to the corresponding period in the prior fiscal year, which was primarily the result of decreased demand due to inventory adjustments undergone by our security and protection services and telecommunication customers, evidenced by a decrease of 23% in units shipped primarily to the Asia region.  During the three months ended April 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $1.6 million. We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control and automation products primarily in these regions. We expect our acquisition of Bretelon to bolster our existing IoT product offerings in the near future by expanding the total addressable market to include products with outdoor applications, which are an ideal complement to our Z-Wave product line that covers indoor applications. We expect our revenue from the IoT Devices market to increase in the foreseeable future.

License and other:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. Net revenue for both the three months ended April 30, 2016 and May 2, 2015 was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	% of Net Revenue	May 2, 2015	% of Net Revenue
Asia	$46,041	86%	$39,669	71%
North America	6,615	12%	12,153	22%
Europe	1,119	2%	2,765	5%
Other Regions	-	-%	1,325	2%
Net revenue	$53,775	100%	$55,912	100%

Asia:  Our net revenue from customers in Asia increased $6.4 million, or 16%, for the three months ended April 30, 2016, compared to the corresponding period in the prior fiscal year. The increase was largely attributable to the increasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This increase was partially offset by a decrease in the IoT Devices market resulting from inventory adjustments undergone by our security and protection services and telecommunication customers. Net revenue from customers in Asia as a percentage of our total net revenue for the three months ended April 30, 2016 increased fifteen percentage points compared to the corresponding period in the prior fiscal year. This increase is primarily due to the significant decrease in revenue in North America.

North America:  Our net revenue from North American customers decreased $5.5 million, or 46%, for the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year. The decrease was mainly attributable to the fluctuating deployments of newer generation products used in digital televisions by our customers within the Connected Smart TV Platforms market, due in part to seasonality. This decrease was compounded by reduced demand of our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Net revenue from North American customers as a percentage of our total net revenue for the three months ended April 30, 2016 decreased ten percentage points compared to the corresponding period in the prior fiscal year primarily due to decreases experienced within our Connected Smart TV Platforms target market.

Europe:  Our net revenue from European customers decreased $1.6 million, or 60%, for the three months ended April 30, 2016, compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for the three months ended April 30, 2016 decreased three percentage points compared to the corresponding period in the prior fiscal year. These decreases were primarily the result of a decrease in shipments to our Connected Smart TV Platforms market, primarily in Germany, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation Connected Smart TV Platforms products within this region.

Other regions: Our net revenue from other regions decreased $1.3 million, or 100%, for the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of a decrease in demand for our wired home networking controller chipsets in Brazil.

Major customers

During the three months ended April 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 22% and 11% of our net revenue, respectively. During the three months ended May 2, 2015, Sunjet Components Corporation accounted for 12% of our net revenue.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	% Change	May 2, 2015
Gross profit	$24,001	(18%)	$29,348
Gross margin %	44.6%	(8%)	52.5%

Gross profit decreased $5.3 million, or 18%, for the three months ended April 30, 2016, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to higher cost per unit, or CPUs, within the Connected Smart TV Platforms market resulting from continued penetration of our new product offerings with a related impact of $6.4 million compounded by a decrease in sales volumes with a related impact of $1.4 million. These decreases were partially offset by increases in average selling prices, or ASPs, within the Connected Smart TV Platforms market with a related impact of $2.8 million. Our gross margin declined 7.9 percentage points for the three months ended April 30, 2016, compared to the corresponding period in the prior fiscal year primarily due to the aforementioned increase in CPUs related to our newer product offerings within the Connected Smart TV Platforms market.

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

	Three Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
Research and development expense	$19,155	$16,313	$2,842	17%
Percent of net revenue	35.6%	29.2%

Research and development expense increased $2.8 million, or 17%, during the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year. The increase was partially due to increases of $1.2 million in compensation and benefits. We hired additional employees during the latter half of fiscal 2016 to contribute to the development of emerging technologies within the Connected Smart TV Platforms market and during the fourth quarter of fiscal 2016, assumed additional employees in connection with our acquisition of Bretelon. Our third-party engineering services contributing to certain research and development activities increased $1.3 million primarily due to continuing efforts resulting from our acquisition of Bretelon. We had 516 employees in research and development as of April 30, 2016 compared to 508 employees as of May 2, 2015.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
Sales and marketing expense	$5,723	$5,811	$(88)	(2%)
Percent of net revenue	10.6%	10.4%

Sales and marketing expense decreased $0.1 million, or 2%, during the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year primarily due decreases in compensation and benefits commensurate with a decrease of employees. We had 101 employees in sales and marketing as of April 30, 2016 compared to 103 employees as of May 2, 2015.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
General and administrative expense	$5,138	$5,781	$(643)	(11%)
Percent of net revenue	9.6%	10.3%

General and administrative expense decreased $0.6 million, or 11%, during the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower professional fees of $0.7 million associated with legal activities. We incurred higher legal fees during the three months ended May 2, 2015 associated with an arbitration related to the previous sale of a development project which was concluded during fiscal 2016. We had 78 employees in general and administrative as of April 30, 2016 compared to 73 employees as of May 2, 2015.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded no impairment charges during the three months ended April 30, 2016 and less than $0.1 million during the three months ended May 2, 2015 as a result of this review.

Acquisition of Bretelon, Inc.

During the fourth quarter of fiscal 2016, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which is engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $15.7 million in cash subject to certain adjustments, the forgiveness of $2.7 million in debt and the assumption of certain liabilities (the “Merger Consideration”). We retained a portion of the consideration following the closing for the satisfaction of any indemnification claims made within a specified period of time. The Acquisition was consummated on November 12, 2015. Certain members of our board of directors held an interest in Bretelon prior to the consummation of the Acquisition. For further discussion, refer to Note 16, “Related parties” of the consolidated financial statements included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016.

Our acquisition of Bretelon during the fourth quarter was a major step forward in expanding our overall IoT footprint. This Acquisition expands our total addressable market to include outdoor applications, which are an ideal complement to our Z-Wave product line that currently covers indoor applications. Mobile IoT is a strong growth market with an expanding range of applications for both consumer and commercial consumption. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity. For further discussion, refer to Note 6, “Business combinations” of the Notes to unaudited condensed consolidated financial statements of this Form 10-Q included in Item 1 of this report.

Interest and other (expense) income, net

The following table sets forth net interest and other (expense) income and the related change (in thousands, except percentages):

	Three Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
Interest and other (expense) income, net	$(751)	$671	$(1,422)	(212%)

Interest and other (expense) income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease of $1.4 million, or 212%, for the three months ended April 30, 2016 compared to the corresponding period in the prior fiscal year was partially due to unfavorable changes in foreign currency fluctuations of $0.5 million, $0.3 million other-than-temporary impairment on one of our privately-held investments and cash received of $0.5 million during May 2, 2015 related to the liquidation of an investment with no corresponding amount during the three months ended April 30, 2016.

Provision for income taxes

We recorded a provision for income taxes of $1.3 million and $2.5 million for the three months ended April 30, 2016 and May 2, 2015, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2017 as compared to the same period in fiscal year 2016 and changes in tax reserves. During the three months ended April 30, 2016 and May 2, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	April 30, 2016	January 30, 2016
Cash and cash equivalents	$56,328	$63,790
Short-term marketable securities	6,840	4,805
	$63,168	$68,595

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

As of April 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $63.2 million, which represents approximately $1.71 per share of outstanding common stock as compared to $1.87 as of January 30, 2016. Working capital as of April 30, 2016 was $94.4 million. Total cash and cash equivalents decreased by $7.5 million compared to January 30, 2016, due to changes in operating assets and liabilities of $4.7 million and purchases of intangible and tangible assets of $2.6 million.

As of April 30, 2016, we held $1.5 million of long-term marketable securities.  Although these marketable securities have maturities of greater than one year, we hold them as available-for-sale and may access these funds prior to their contractual maturities.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Net cash (used in) provided by:
Operating activities	$(4,862)	$(4,676)
Investing activities	(2,560)	(10,296)
Financing activities	(128)	865
Effect of foreign exchange rate changes on cash and cash equivalents	88	(61)
Net decrease in cash and cash equivalents	$(7,462)	$(14,168)

Cash flows from operating activities

Net cash used in operating activities of $4.9 million for the three months ended April 30, 2016 was primarily due to a net change of $4.7 million in operating assets and liabilities compounded by $0.1 million of net loss after non-cash adjustments of $8.0 million. Cash used in accounts receivable of $7.4 million during the three months ended April 30, 2016 was primarily related to the timing of customer shipments and consequently the recognition of revenue and timing of collections. Cash used in accounts payable of $2.0 million during the three months ended April 30, 2016 was primarily a result of timing of payments. Cash provided by accrued liabilities, compensation and related benefits of $2.9 million was primarily the result of timing of payments and changes in rebate and warranty reserves. Cash provided by inventory of $2.3 million was primarily the result of decreased purchases of IoT Devices products.

Net cash used in operating activities of $4.9 million for the three months ended April 30, 2016 represents a $0.2 million increase from the cash used in operating activities during the corresponding period in fiscal 2016. The change was partially attributable to the increase in net loss of $8.0 million after adjusting for non-cash items. Changes in cash provided by accounts payable contributed $4.2 million to the overall increase from the three months ended May 2, 2015. Changes in cash provided by inventory, income taxes payable and accrued liabilities, compensation and related benefits of $7.4 million, $4.4 million and $3.7 million, respectively, partially offset our increase in net cash used.

During the three months ended April 30, 2016, we experienced lower media processor wafer purchases resulting in a decrease of inventory. The change in accounts payable from the corresponding period in fiscal 2016 was primarily due to timing of payments partially impacted by our acquisition of Bretelon and the subsequent payment of assumed liabilities. The change in income taxes payable is a result of reduced tax payment activity in comparison to fiscal 2016 resulting in favorable changes. The change in accrued liabilities, compensation and related benefits was primarily the result of timing of payments and changes in rebate and warranty reserves resulting from changes in payment activities.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $2.6 million for the three months ended April 30, 2016, which was due to purchases of IP and software, equipment and leasehold improvements of $1.8 million and $0.8 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $2.6 million for the three months ended April 30, 2016 represents a $7.7 million decrease from the amount of cash used by investing activities during the corresponding period in fiscal 2016. The decrease was primarily due to the purchases of marketable securities of $7.1 million during the three months ended May 2, 2015 with no corresponding purchase during the three months ended April 30, 2016. Decreased purchases of tangible and intangible property and equipment were made in comparison to the corresponding period in fiscal 2016 resulting in a net decrease of cash used for this purpose of $0.6 million.

Cash flows from financing activities

Net cash used in financing activities was $0.1 million for the three months ended April 30, 2016, which was due to the excess tax expense from stock-based compensation and proceeds from the exercise of employee stock options and stock purchase rights. The change from the corresponding period in fiscal 2016 was due to the changes in the tax benefit from stock-based compensation.

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

Off-Balance Sheet Arrangements

As of April 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to twelve week lead-time basis. For further discussion, refer to Note 8, “Commitments and contingencies” of the Notes to the unaudited condensed consolidated financial statements of this Form 10-Q included in Item 1 of this report.

The following table sets forth the amounts of payments due under specified contractual obligations as of April 30, 2016 (in thousands):

	Payments due by Period
	Fiscal 2017 (Remaining 9 months)	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Thereafter	Total

Operating leases	$3,312	$3,282	$1,349	$467	$8,410
Third-party licensed IP	6,632	3,000	-	-	9,632
Design tools	1,563	-	-	-	1,563
Non-cancelable purchase obligations	29,044	-	-	-	29,044
Total contractual obligations	$40,551	$6,282	$1,349	$467	$48,649

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since January 30, 2016.

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

Interest rate sensitivity:  As of April 30, 2016 and January 30, 2016, we held approximately $64.7 million and $72.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of April 30, 2016 and January 30, 2016, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at April 30, 2016 and January 30, 2016, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.5 million and $0.6 million, respectively.

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

As of April 30, 2016, the end of the period covered by this Annual Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 8, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

The Company has established a meeting date for its 2016 annual meeting of shareholders (the “2016 Annual Meeting”). The 2016 Annual Meeting will be held at the Company’s offices located at 47467 Fremont Blvd., Fremont, California beginning at 2:00 P.M., Pacific Time, on August 18, 2016.

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
Date: June 7, 2016
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