Form 10-Q
period 2016-07-30
SIGMA DESIGNS INC
filed 2016-09-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

As of August 31, 2016, the Company had 37,456,506 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 30, 2016

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 30, 2016	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$68,353	$63,790
Short-term marketable securities	4,807	4,805
Restricted cash	818	900
Accounts receivable, net of allowances of $1,989 as of July 30, 2016 and $2,002 as of January 30, 2016	45,911	30,362
Inventory	21,453	26,709
Prepaid expenses and other current assets	9,055	14,085
Total current assets	150,397	140,651

Long-term marketable securities	-	3,527
Software, equipment and leasehold improvements, net	17,659	14,086
Intangible assets, net	33,988	37,050
Goodwill	11,145	11,068
Deferred tax assets	936	911
Long-term investments	2,000	2,884
Other non-current assets	6,067	6,492
Total assets	$222,192	$216,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,090	$26,181
Accrued compensation and related benefits	8,145	7,360
Accrued liabilities	21,377	14,632
Total current liabilities	52,612	48,173

Income taxes payable	12,924	11,351
Long-term deferred tax liabilities	105	317
Other long-term liabilities	8,516	4,023
Total liabilities	74,157	63,864

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 42,059,113 issued and 37,383,364 outstanding as of July 30, 2016 and 41,424,377 issued and 36,748,628 outstanding as of January 30, 2016	508,592	503,809
Treasury stock, at cost, 4,675,749 shares as of July 30, 2016 and January 30, 2016	(88,336)	(88,336)
Accumulated other comprehensive loss	(1,608)	(1,875)
Accumulated deficit	(270,613)	(260,793)
Total shareholders’ equity	148,035	152,805
Total liabilities and shareholders’ equity	$222,192	$216,669

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net revenue	$61,316	$58,307	$115,091	$114,219
Cost of revenue	31,734	29,783	61,508	56,347
Gross profit	29,582	28,524	53,583	57,872

Operating expenses
Research and development	18,836	16,102	37,991	32,415
Sales and marketing	5,939	5,254	11,662	11,065
General and administrative	4,820	5,005	9,958	10,786
Impairment of IP, mask sets and design tools	300	955	300	988
Total operating expenses	29,895	27,316	59,911	55,254
(Loss) income from operations	(313)	1,208	(6,328)	2,618
Interest and other income (expense), net	415	113	(336)	784
Income (loss) before income taxes	102	1,321	(6,664)	3,402
Provision for income taxes	1,824	1,025	3,156	3,488
Net (loss) income	$(1,722)	$296	$(9,820)	$(86)

Net (loss) income per common share:
Basic	$(0.05)	$0.01	$(0.27)	$(0.00)
Diluted	$(0.05)	$0.01	$(0.27)	$(0.00)

Shares used in computing net (loss) income per share:
Basic	37,182	35,604	37,028	35,473
Diluted	37,182	36,602	37,028	35,473

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net (loss) income	$(1,722)	$296	$(9,820)	$(86)

Other comprehensive (loss) income:
Change in currency translation adjustments, net of tax	(365)	(276)	215	(288)
Change in unrealized gains (losses) on marketable securities, net of tax	31	(60)	52	(79)
Other comprehensive (loss) income	(334)	(336)	267	(367)

Comprehensive loss	$(2,056)	$(40)	$(9,553)	$(453)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(9,820)	$(86)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,579	10,496
Stock-based compensation	3,643	2,989
Provision for excess and obsolete inventory	683	1,619
(Recovery of) provision for sales returns, discounts and doubtful accounts	(13)	594
Deferred income taxes	(238)	(104)
Impairment of IP, mask sets and design tools	300	988
Tax effect related to share awards	375	(39)
Excess tax benefit from stock-based compensation	(375)	39
Impairment of investment	886	132
Other non-cash activities	(472)	16
Changes in operating assets and liabilities:
Accounts receivable	(15,536)	(12,628)
Inventory	4,573	(11,867)
Prepaid expenses and other current assets	4,377	199
Other non-current assets	(599)	16
Accounts payable	(3,766)	6,151
Accrued liabilities, compensation and related benefits	4,478	(3,729)
Income taxes payable	2,699	(3,080)
Other long-term liabilities	(41)	256
Net cash provided by (used in) operating activities	2,733	(8,038)

Cash flows from investing activities:
Restricted cash	82	-
Purchases of marketable securities	-	(7,113)
Sales and maturities of marketable securities	3,577	111
Purchases of software, equipment and leasehold improvements	(2,685)	(3,474)
Purchases of IP	(2,431)	(2,404)
Reimbursement of costs related to purchased IP	2,212	-
Net cash provided by (used in) investing activities	755	(12,880)

Cash flows from financing activities:
Excess tax (expense) benefit from stock-based compensation	(375)	39
Proceeds from exercises of employee stock options and stock purchase rights	1,515	2,744
Net cash provided by financing activities	1,140	2,783

Effect of foreign exchange rate changes on cash and cash equivalents	(65)	(128)
Net increase (decrease) in cash and cash equivalents	4,563	(18,263)

Cash and cash equivalents, beginning of period	63,790	83,502
Cash and cash equivalents, end of period	$68,353	$65,239

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$654	$6,226

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

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. In November 2015, we completed our acquisition of Bretelon, Inc. (referred to as “Bretelon”). The unaudited condensed consolidated financial statements include the results of operations of Bretelon commencing as of the acquisition date. See Note 6 for further discussion. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The second quarter of fiscal 2017 and fiscal 2016 ended on July 30, 2016 (91 days) and August 1, 2015 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at July 30, 2016 and January 30, 2016, the consolidated results of our operations for the three and six months ended July 30, 2016 and August 1, 2015, and the consolidated cash flows for the six months ended July 30, 2016 and August 1, 2015.  The results of operations for the three and six months ended July 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the six months ended July 30, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses for financial assets held. ASU 2016-13 is effective for us beginning in the first quarter of fiscal 2021 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).  The update clarifies certain issues related to transitioning to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

2.             Cash, cash equivalents and marketable securities

As of July 30, 2016 and January 30, 2016, we had $0.8 million and $0.9 million, respectively, of restricted cash related to an escrow withholding in association with our acquisition of Bretelon, an office-space operating lease and other transactions which are not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	July 30, 2016			January 30, 2016
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$3,519	$4	$3,523	$7,052	$(7)	$7,045
Fixed income mutual funds	1,274	10	1,284	1,255	32	1,287
Money market funds	3,680	-	3,680	88	-	88
Total cash equivalents and marketable securities	$8,473	$14	$8,487	$8,395	$25	$8,420

Cash on hand held in the United States			16,733			4,141
Cash on hand held overseas			47,940			59,561
Total cash on hand			64,673			63,702
Total cash, cash equivalents and marketable securities			$73,160			$72,122

Reported as:
Cash and cash equivalents			$68,353			$63,790
Short-term marketable securities			4,807			4,805
Long-term marketable securities			-			3,527
			$73,160			$72,122

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	July 30, 2016		January 30, 2016
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$8,473	$8,487	$4,863	$4,893
Due in greater than one year	-	-	3,532	3,527
Total	$8,473	$8,487	$8,395	$8,420

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of July 30, 2016 and January 30, 2016 (in thousands):

	July 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,523	$3,523	$-	$-
Fixed income mutual funds	1,284	1,284	-	-
Money market funds	3,680	3,680	-	-
Total cash equivalents and marketable securities	8,487	8,487	-	-
Restricted cash	818	818	-	-
Total assets measured at fair value	$9,305	$9,305	$-	$-

	January 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$7,045	$7,045	$-	$-
Fixed income mutual funds	1,287	1,287	-	-
Money market funds	88	88	-	-
Total cash equivalents and marketable securities	8,420	8,420	-	-
Restricted cash	900	900	-	-
Total assets measured at fair value	$9,320	$9,320	$-	$-

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of July 30, 2016, we held equity investment in one privately-held venture capital funded technology company with a carrying value of $2.0 million. We did not identify any other events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment during the three and six months ended July 30, 2016 and August 1, 2015. During the three and six months ending July 30, 2016, we recorded impairment charges of $0.5 million and $0.8 million, respectively, in connection with two of our privately-held investments as we concluded the impairment to be other-than-temporary, effectively nullifying any value from these investments as of July 30, 2016. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

 4.             Investments in privately held companies

The following table sets forth the value of investments in privately-held companies (in thousands):

Investments:	July 30, 2016	January 30, 2016
Issuer A	$2,000	$2,000
Issuer B	-	750
Issuer C	-	134
Total investments	$2,000	$2,884

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

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2016 and the first and second quarter of fiscal 2017, we recorded impairment charges of $0.3 million, $0.3 million and $0.4 million, respectively, on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of July 30, 2016.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer C”). In the second quarter of fiscal 2017, we recorded impairment charges of $0.1 million on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of July 30, 2016.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	July 30, 2016	January 30, 2016
Wafers and other purchased materials	$11,012	$15,440
Work-in-process	4,770	2,885
Finished goods	5,671	8,384
Total inventory	$21,453	$26,709

Prepaid expenses and other current assets consist of the following (in thousands):

	July 30, 2016	January 30, 2016
Prepayments for taxes	$3,408	$3,357
Deposits	208	3,200
Non-operating receivable	905	-
Prepayments for inventory	965	3,725
Prepayments for royalties	636	741
Other current assets	2,933	3,062
Total prepaid expenses and other current assets	$9,055	$14,085

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			July 30, 2016	January 30, 2016
Software		2		$48,894	$40,411
Mask sets	1	-	5	14,710	14,130
Equipment	1	-	5	8,458	8,088
Office equipment and furniture		2		7,975	7,705
Leasehold improvements	1	-	6	2,112	2,089
Total				82,149	72,423
Less: Accumulated depreciation and amortization				(64,490)	(58,337)
Total software, equipment and leasehold improvements, net				$17,659	$14,086

Software, equipment and leasehold improvement depreciation and amortization expense was $2.7 million and $3.0 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and was $6.1 million and $5.9 million for the six months ended July 30, 2016 and August 1, 2015, respectively. We recorded impairment charges for mask sets and software related to design tools associated with discontinued products for both the three and six months ended July 30, 2016 of $0.3 million, and for both the three and six months ended August 1, 2015 of $1.0 million, which was recorded in operating expenses in the accompanying condensed consolidated statements of operations.

Accrued liabilities consist of the following (in thousands):

	July 30, 2016	January 30, 2016
License fees	$10,374	$5,181
Rebates	2,401	2,864
Income taxes payable, current portion	3,431	2,305
Royalties	2,717	1,469
Warranties	952	959
Deferred revenue	501	407
Other accrued liabilities	1,001	1,447
Total accrued liabilities	$21,377	$14,632

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The following table summarizes activity related to accrued rebates (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Beginning balance	$3,925	$7,142	$2,864	$9,599
Charged as a reduction of revenue	629	2,430	3,073	6,551
Reversal of unclaimed rebates	(3)	(221)	(3)	(1,028)
Payments	(2,150)	(4,433)	(3,533)	(10,204)
Ending balance	$2,401	$4,918	$2,401	$4,918

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

The operations of Bretelon are included in our condensed consolidated financial statements from the date of Acquisition, which, during the three and six months ended July 30, 2016, contributed approximately $1.8 million and $2.0 million, respectively, to our net loss in the accompanying condensed consolidated statements of operations.

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

	Three Months Ended	Six Months Ended
	August 1, 2015	August 1, 2015
Net revenue	$58,975	$115,462
Net income (loss)	$140	$(2,037)
Basic and diluted net income (loss) per share	$0.00	$(0.06)

7.              Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	July 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(51,244)	$9,569	7.1
Customer relationships	54,505	(30,486)	(20,363)	3,656	5.8
Trademarks and other	4,078	-	(3,798)	280	2.4
Purchased IP - amortizing	36,017	(5,516)	(20,873)	9,628	2.7
Total amortizing	180,027	(60,616)	(96,278)	23,133	5.0
Purchased IP - not yet deployed	15,295	(4,440)	-	10,855
Total intangibles	$195,322	$(65,056)	$(96,278)	$33,988

	January 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(48,824)	$11,989	6.5
Customer relationships	54,505	(30,486)	(19,557)	4,462	5.7
Trademarks and other	4,078	-	(3,739)	339	2.9
Purchased IP - amortizing	32,838	(5,516)	(18,696)	8,626	2.9
Total amortizing	176,848	(60,616)	(90,816)	25,416	5.1
Purchased IP - not yet deployed	15,774	(4,140)	-	11,634
Total intangibles	$192,622	$(64,756)	$(90,816)	$37,050

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

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of revenue	$1,975	$1,876	$4,028	$3,882
Operating expenses	713	347	1,430	700
Total intangibles amortization expense	$2,688	$2,223	$5,458	$4,582

As of July 30, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2017 (remaining six months)	$4,394
2018	5,744
2019	4,299
2020	2,833
2021	1,588
Thereafter	4,275
Total	$23,133

8.             Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of July 30, 2016, the total amount of outstanding non-cancelable purchase orders was approximately $30.9 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of July 30, 2016, remaining payments under this agreement totaled $4.5 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $7.5 million as of July 30, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of July 30, 2016.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $1.6 million as of July 30, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of July 30, 2016.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and six months ended July 30, 2016, we recorded gross royalty expense of $1.6 million and $2.9 million, respectively, and $1.3 million and $2.1 million for the three and six months ended August 1, 2015, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through July 30, 2016, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of July 30, 2016, our remaining potential obligation under these programs was approximately $1.1 million.

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

Details of the change in accrued warranty as of July 30, 2016 and August 1, 2015 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
July 30, 2016	$960	$143	$(151)	$952
August 1, 2015	$861	$150	$(137)	$874

Six Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
July 30, 2016	$959	$282	$(289)	$952
August 1, 2015	$864	$290	$(280)	$874

Litigation

On July 1, 2016, non-practicing entity Blue Spike, LLC filed a lawsuit against Sigma Designs, Inc. and other semiconductor chip companies in a patent infringement case Blue Spike, LLC. V. Verance Corporation, et al. 2:16-cv-00703-RWS. Sigma was served on August 24, 2016. We believe the asserted claims against us are without merit and we will defend ourselves vigorously. While the outcome is currently not determinable, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Third-party licensed technology

We license technologies from various third parties and incorporate that technology into our products. Some of these licenses require us to pay royalties and others require us to report sales activities so that royalties may be collected from our customers. From time to time, we are audited by licensors of these technologies for compliance with the terms of these licenses. As of July 30, 2016, we are not aware of any audits or audit-related activities by these licensors, intended or otherwise.

We could be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement payments that we make in connection with audits to cost of revenue. For license agreements where we have reporting obligations, we treat any settlement payments as penalties and charge the amounts to operating expenses in sales and marketing. We believe we are substantially in compliance with the terms of our licensing agreements.

9.             Earnings per share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares is anti-dilutive. Diluted net income per share is computed by adjusting outstanding shares, assuming any dilutive effects of stock incentive awards calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding stock options, restricted stock units and stock purchase rights. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The following table sets forth the basic and diluted net (loss) income per share computed for the three and six months ended July 30, 2016 and August 1, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator:
Net (loss) income, as reported	$(1,722)	$296	$(9,820)	$(86)
Denominator:
Weighted-average common shares outstanding - basic	37,182	35,604	37,028	35,473
Dilutive effect of employee stock plans	-	998	-	-
Weighted-average common shares outstanding - diluted	37,182	36,602	37,028	35,473
Net (loss) income per share - basic	$(0.05)	$0.01	$(0.27)	$(0.00)
Net (loss) income per share - diluted	$(0.05)	$0.01	$(0.27)	$(0.00)

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of shares outstanding used in the computation of basic and diluted net (loss) income per share does not include the effect of the following potential outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of basic and diluted net (loss) income per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options	2,477	2,336	2,465	2,738
Restricted stock units and awards	422	68	564	630

10.           Shareholders’ equity and employee benefits

The following table sets forth our condensed consolidated statement of shareholders’ equity (amounts in thousands, except shares):

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Unrealized (Loss) Gain	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 30, 2016	41,424,377	$503,809	(4,675,749)	$(88,336)	$(208)	$(1,667)	$(260,793)	$152,805
Unrealized gain on marketable securities	-	-	-	-	52	-	-	52
Currency translation adjustments	-	-	-	-	-	215	-	215
Stock-based compensation expense	-	3,643	-	-	-	-	-	3,643
Tax effect related to share awards	-	(375)	-	-	-	-	-	(375)
Net proceeds from common stock issued under share plans	634,736	1,515	-	-	-	-	-	1,515
Net loss	-	-	-	-	-	-	(9,820)	(9,820)
Balance, July 30, 2016	42,059,113	$508,592	(4,675,749)	$(88,336)	$(156)	$(1,452)	$(270,613)	$148,035

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2016.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three and six months ended July 30, 2016 of $0.1 million and $0.3 million, respectively, and made no matching contributions during the three and six months ended August 1, 2015.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee. For the three and six months ended July 30, 2016, we made matching contributions of $0.6 million and $1.2 million, respectively, and $0.6 million and $1.1 million for the three and six months ended August 1, 2015, respectively.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended July 30, 2016 and August 1, 2015; and $0.4 million and $0.3 million for the six months ended July 30, 2016 and August 1, 2015, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of July 30, 2016, we have an accrued severance liability of $0.8 million partially offset by $0.7 million of severance employee funds. We made contributions of less than $0.1 million for each of the three and six months ended July 30, 2016 and August 1, 2015.

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

As of August 31, 2016, there were approximately 54,955 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million based on initial estimates, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. We reclassified the aforementioned amount out of additional-paid-in-capital into accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying condensed consolidated balance sheets as of July 30, 2016 and January 30, 2016 and will continue to do so until such rescission rights have expired subsequent to the aforementioned offering during fiscal 2017. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

On August 22, 2016, we reached a closing agreement with the Internal Revenue Service. We are also in the process of settling the potential tax consequences on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP with relevant state tax authorities. We continue to carry the remaining liability of $0.3 million on the accompanying condensed consolidated balance sheets as of July 30, 2016 and will continue to do so until such settlement has been reached with the aforementioned authorities. We believe the remaining liability recorded in accrued compensation and related benefits is sufficient to cover all the expenses.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Income taxes

We recorded a provision for income taxes of $1.8 million and $1.0 million for the three months ended July 30, 2016 and August 1, 2015, respectively.  The provision for income taxes was $3.1 million and $3.5 million for the six months ended July 30, 2016 and August 1, 2015, respectively. The increase in tax expense for the three months ended July 30, 2016 is primarily attributable to increasing profitability in taxable jurisdictions. The decrease in tax expense for the six months ended July 30, 2016 is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2017 and changes in tax reserves. During the three and six months ended July 30, 2016 and August 1, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

Our net revenue is derived principally from the sales of integrated semiconductor solutions, which we sell across both of our target markets. Connected Smart TV Platforms consist of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products, and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. IoT Devices consist of all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol. During the three and six months ended July 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of zero and $1.6 million, respectively.

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software, and engineering development for customization of chipsets and other accessories; revenue from this product group represented 0.2% and 0.3% of our total net revenue for the three and six months ended July 30, 2016, respectively; and 0.1% of our total net revenue for each of the three and six months ended August 1, 2015.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Connected Smart TV Platforms	$51,678	$45,280	$95,386	$88,826
IoT Devices	9,488	12,985	19,405	25,295
License and other	150	42	300	98
Net revenue	$61,316	$58,307	$115,091	$114,219

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Asia	$47,873	$44,684	$93,914	$84,354
North America	11,391	10,081	18,006	22,234
Europe	2,038	3,017	3,157	5,781
Other Regions	14	525	14	1,850
Net revenue	$61,316	$58,307	$115,091	$114,219

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
China, including Hong Kong	$33,110	$21,127	$60,567	$43,305
Taiwan	9,991	15,246	23,955	24,165
United States	11,269	9,950	17,858	22,095
Thailand	2,916	4,608	5,737	9,593
Rest of the world	4,030	7,376	6,974	15,061
Net revenue	$61,316	$58,307	$115,091	$114,219

During the three months ended July 30, 2016, Arris Global, Silicon Application, Arrow Electronics and Sunjet Components Corporation accounted for 18%, 18%, 15% and 13% of our net revenue, respectively; during the six months ended July 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 17% and 15% of our net revenue, respectively. During the three and six months ended August 1, 2015, Sunjet Components Corporation accounted for 18% and 15% of our net revenue, respectively.

13.           Subsequent event

On September 1, 2016, we entered into a joint cooperation agreement with Telechips Inc., a Korean Corporation. We intend to collaborate on the development and marketing of a set-top box microprocessor system-on-chip solution.

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

We sell our products into two target markets: Connected Smart TV Platforms and Internet of Things (“IoT”) Devices. Connected Smart TV Platforms products consist of a range of platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These products include all of our products that are sold into digital televisions, connected media processors and players delivering IP streaming video, including hybrid versions of these products, and wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. IoT Devices consist of our wireless Z-Wave chipsets and modules. During the three and six months ended July 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of zero and $1.6 million, respectively.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the six months ended July 30, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue
Net revenue	$61,316	100%	$58,307	100%	$115,091	100%	$114,219	100%
Cost of revenue	31,734	52%	29,783	51%	61,508	54%	56,347	49%
Gross profit	29,582	48%	28,524	49%	53,583	46%	57,872	51%
Operating expenses
Research and development	18,836	31%	16,102	28%	37,991	33%	32,415	28%
Sales and marketing	5,939	10%	5,254	9%	11,662	10%	11,065	10%
General and administrative	4,820	8%	5,005	8%	9,958	9%	10,786	10%
Impairment of IP, mask sets and design tools	300	-%	955	2%	300	-%	988	1%
Total operating expenses	29,895	49%	27,316	47%	59,911	52%	55,254	49%
(Loss) income from operations	(313)	(1%)	1,208	2%	(6,328)	(6%)	2,618	2%
Interest and other income (expense), net	415	1%	113	-%	(336)	-%	784	1%
Income (loss) before income taxes	102	-%	1,321	2%	(6,664)	(6%)	3,402	3%
Provision for income taxes	1,824	3%	1,025	2%	3,156	3%	3,488	3%
Net (loss) income	$(1,722)	(3%)	$296	-%	$(9,820)	(9%)	$(86)	-%

Net revenue

Our net revenue for the three months ended July 30, 2016 increased $3.0 million, or 5%, compared to the corresponding period in the prior fiscal year due to increases within the Connected Smart TV Platforms market, partially offset by a decrease within the IoT Devices market.

For the six months ended July 30, 2016, our net revenue increased $0.9 million, or 0.8%, compared to the corresponding period in the prior fiscal year due to increases within the Connected Smart TV Platforms market, partially offset by a decrease within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue
Connected Smart TV Platforms	$51,678	84%	$45,280	78%	$95,386	83%	$88,826	78%
IoT Devices	9,488	16%	12,985	22%	19,405	17%	25,295	22%
License and other	150	-%	42	-%	300	-%	98	-%
Net revenue	$61,316	100%	$58,307	100%	$115,091	100%	$114,219	100%

Connected Smart TV Platforms: For the three months ended July 30, 2016, net revenue from sales of our products into the Connected Smart TV Platforms market increased by $6.4 million, or 14%, compared to the corresponding period in the prior fiscal year. For the six months ended July 30, 2016, net revenue increased by $6.6 million, or 7%, compared to the corresponding period in the prior fiscal year. We experienced an increase of 33% in average selling price, or ASP, partially offset by a decrease of 14% in units shipped during the three months ended July 30, 2016. Similarly, we experienced an increase of 23% in ASP, partially offset by a decline of 13% in units shipped during the six months ended July 30, 2016. The increase in ASP is primarily the result of continued penetration by our new product offerings in the market, which have higher ASPs for chipsets used in ultra-high definition televisions, also known as Ultra-HD televisions. The Smart TV market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Connected Smart TV Platforms market resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life.

Our wired home networking controller chipsets contributed significantly to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Our connected media processors and players experienced declines in ASP as IPTV service providers are beginning to transition to new generations of set-top box products.

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

IoT Devices:  For the three months ended July 30, 2016, net revenue from sales of our products into the IoT Devices market decreased $3.5 million, or 27%, compared to the corresponding period in the prior fiscal year.  For the six months ended July 30, 2016, net revenue decreased $5.9 million, or 23%, compared to the corresponding period in the prior fiscal year. In both cases, the decrease was primarily the result of lower demand due to inventory adjustments undergone by our security and protection services and telecommunication customers, evidenced by a decrease of 23% in units shipped primarily to the Asia region.  During the three and six months ended July 30, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of zero and $1.6 million, respectively. In addition, we derive a portion of our IoT Devices revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. During the three and six months ended July 30, 2016, membership revenue was $0.3 million and $0.9 million, respectively, as compared to the corresponding periods in the prior fiscal year of $0.4 million and $0.8 million, respectively.

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

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three and six months ended July 30, 2016 and August 1, 2015, net revenue was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue	July 30, 2016	% of Net Revenue	August 1, 2015	% of Net Revenue
Asia	$47,873	78%	$44,684	77%	$93,914	81%	$84,354	74%
North America	11,391	19%	10,081	17%	18,006	16%	22,234	19%
Europe	2,038	3%	3,017	5%	3,157	3%	5,781	5%
Other regions	14	-%	525	1%	14	-%	1,850	2%
Net revenue	$61,316	100%	$58,307	100%	$115,091	100%	$114,219	100%

Asia: Our net revenue from Asia increased $3.2 million, or 7%, for the three months ended July 30, 2016, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 30, 2016 increased $9.6 million, or 11%, compared to the corresponding period in the prior fiscal year. In both cases, the increases were largely attributable to the increasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This increase was partially offset by a decrease in the IoT Devices market resulting from inventory adjustments undergone by our security and protection services and telecommunication customers. Net revenue from customers in Asia as a percentage of our total net revenue for the three and six months ended July 30, 2016 increased 1 and 7 percentage points, respectively, compared to the corresponding period in the prior fiscal year. The increase during the three months is primarily due to the increase experienced within our Connected Smart TV Platforms market; the increase during the six months is primarily due to the decrease in revenue in North America and Europe.

North America: Our net revenue from North America increased $1.3 million, or 13%, for the three months ended July 30, 2016, compared to the corresponding period in the prior fiscal year primarily due to increasing deployments of new generation products by our customers within the Connected Smart TV Platforms market, partially offset by a decrease in the IoT Devices market. Our net revenue for the six months ended July 30, 2016 decreased $4.2 million, or 19%, compared to the corresponding period in the prior fiscal year. The decrease was mainly attributable to the fluctuating deployments of newer generation products used in digital televisions by our customers within the Connected Smart TV Platforms market, due in part to seasonality. The decrease was compounded by reduced demand for our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Net revenue from North American customers as a percentage of our total net revenue for the three months ended July 30, 2016 increased 2 percentage points and for the six months ended July 30, 2016 decreased 3 percentage points, compared to the corresponding periods in the prior fiscal year. The increase during the three months is primarily due to the decrease in revenue in Europe; the decrease during the six months is primarily due to the decrease experienced within our Connected Smart TV Platforms and IoT target markets.

Europe:  Our net revenue from Europe decreased $1.0 million, or 32%, for the three months ended July 30, 2016, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 30, 2016 decreased $2.6 million, or 45%, compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for both the three and six months ended July 30, 2016 decreased 2 percentage points compared to the corresponding periods in the prior fiscal year. These decreases were primarily the result of a decrease in shipments to our Connected Smart TV Platforms market, primarily in Netherlands and Germany, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation Connected Smart TV Platforms products within this region.

Other regions: Our net revenue from other regions decreased $0.5 million, or 97%, for the three months ended July 30, 2016 compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 30, 2016 decreased $1.8 million, or 99%, compared to the corresponding period in the prior fiscal year. The decreases were primarily the result of a decrease in demand for our wired home networking controller chipsets in Brazil.

Major customers

During the three months ended July 30, 2016, Arris Global, Silicon Application, Arrow Electronics and Sunjet Components Corporation accounted for 18%, 18%, 15% and 13% of our net revenue, respectively; during the six months ended July 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 17% and 15% of our net revenue, respectively. During the three and six months ended August 1, 2015, Sunjet Components Corporation accounted for 18% and 15% of our net revenue, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 30, 2016	% Change	August 1, 2015	July 30, 2016	% Change	August 1, 2015
Gross profit	$29,582	4%	$28,524	$53,583	(7%)	$57,872
Gross margin %	48.2%	(0.7%)	48.9%	46.5%	(4.2%)	50.7%

Gross profit increased $1.1 million, or 4%, for the three months ended July 30, 2016, compared to the corresponding period in the prior fiscal year. The increase was primarily due to our newer product offerings in the Connected Smart TV Platforms market, which have higher ASPs, for chipsets used in Ultra-HD televisions. The increase was partially offset by lower sales volumes within the Connected Smart TV Platforms and IoT Devices markets. Our gross margin change was nominal for the three months ended July 30, 2016, as compared to the corresponding period in the prior fiscal year.

Gross profit decreased $4.3 million, or 7%, for the six months ended July 30, 2016, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower sales volumes within the Connected Smart TV Platforms and IoT Devices markets. Our gross margin declined 4.2 percentage points for the six months ended July 30, 2016, compared to the corresponding period in the prior fiscal year primarily due to the unfavorable shifts in the product mix within the Connected Smart TV Platforms market.

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

	Three Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Research and development expense	$18,836	$16,102	$2,734	17.0%
Percent of net revenue	30.7%	27.6%

	Six Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Research and development expense	$37,991	$32,415	$5,576	17.2%
Percent of net revenue	33.0%	28.4%

Research and development expense increased during the three and six months ended July 30, 2016, as compared to the corresponding periods in the prior fiscal year, partially due to an increase of $1.9 million and $3.1 million in compensation and benefits, respectively. We hired additional employees during the latter half of fiscal 2016 to contribute to the development of emerging technologies within the Connected Smart TV Platforms market and during the fourth quarter of fiscal 2016, assumed additional employees in connection with our acquisition of Bretelon. In addition, for the three and six months ended July 30, 2016, our third-party engineering services contributing to certain research and development activities increased $1.0 million and $2.3 million, respectively, primarily due to continuing efforts resulting from our acquisition of Bretelon. We had 530 employees in research and development as of July 30, 2016 compared to 495 employees as of August 1, 2015.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Sales and marketing expense	$5,939	$5,254	$685	13%
Percent of net revenue	9.7%	9.0%

	Six Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Sales and marketing expense	$11,662	$11,065	$597	5%
Percent of net revenue	10.1%	9.7%

Sales and marketing expense for the three and six months ended July 30, 2016 increased compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to higher marketing programs cost and other outside services engaged to support the development of emerging technologies within our target markets. We had 99 employees in sales and marketing as of July 30, 2016 and August 1, 2015.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
General and administrative expense	$4,820	$5,005	$(185)	(4%	)
Percent of net revenue	7.9%	8.6%

	Six Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
General and administrative expense	$9,958	$10,786	$(828)	(8%	)
Percent of net revenue	8.7%	9.4%

General and administrative expense decreased during the three and six months ended July 30, 2016, as compared to the corresponding periods in the prior fiscal year. The decrease for both periods was primarily due to lower professional fees associated with legal activities, partially offset by increased personnel related compensation costs. We incurred higher legal fees during the six months ended August 1, 2015 associated with an arbitration related to the previous sale of a development project which was concluded during fiscal 2016. We had 81 employees in general and administrative as of July 30, 2016 compared to 71 employees as of August 1, 2015.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded $0.3 million of impairment charges during the three and six months ended July 30, 2016. During the three and six months ended August 1, 2015, we recorded impairment charges of $1.0 million.

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

Our acquisition of Bretelon during the fourth quarter was a major step forward in expanding our overall IoT footprint. This Acquisition expands our total addressable market to include outdoor applications, which are an ideal complement to our Z-Wave product line that currently covers indoor applications. We believe Mobile IoT is a strong growth market with an expanding range of applications for both consumer and commercial consumption. Additionally, we intend to take advantage of the synergy between these two product lines to service smart city and commercial opportunities that make outdoor use of the Z-Wave mesh network and mobile IoT connectivity. For further discussion, refer to Note 6, “Business combinations” of the Notes to unaudited condensed consolidated financial statements of this Form 10-Q included in Item 1 of this report.

Interest and other income (expense), net

The following table sets forth net interest and other income (expense) and the related change (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 30, 2016	% change	August 1, 2015	July 30, 2016	% change		August 1, 2015
Interest and other income (expense), net	$415	267%	$113	$(336)	(143%	)	$784

Interest and other income (expense) primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The increase of $0.3 million for the three months ended July 30, 2016, as compared to the corresponding period in the prior fiscal year, was due primarily to a gain realized from a deposit refund from a contract manufacturer for non-fulfillment of inventory of $0.6 million and favorable changes in foreign currency fluctuations of $0.1 million, partially offset by higher other-than-temporary impairment on our privately-held investments of $0.4 million.

The decrease of $1.1 million for the six months ended July 30, 2016, as compared to the corresponding period in the prior fiscal year, was primarily due to higher other-than-temporary impairment on our privately-held investments of $0.8 million, cash received of $0.5 million during May 2, 2015 related to the liquidation of an investment and unfavorable changes in foreign currency fluctuations of $0.4 million. These decreases were partially offset by a gain realized from a deposit refund from a contract manufacturer for non-fulfillment of inventory of $0.6 million.

 Provision for income taxes

We recorded a provision for income taxes of $1.8 million and $1.0 million for the three months ended July 30, 2016 and August 1, 2015, respectively.  The provision for income taxes was $3.1 million and $3.5 million for the six months ended July 30, 2016 and August 1, 2015, respectively. The increase in tax expense for the three months ended July 30, 2016 is primarily attributable to increasing profitability in taxable jurisdictions. The decrease in tax expense for the six months ended July 30, 2016 is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2017 and changes in tax reserves. During the three and six months ended July 30, 2016 and August 1, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

The following table sets forth the balances of cash and cash equivalents and short-term marketable securities (in thousands):

	July 30, 2016	January 30, 2016
Cash and cash equivalents	$68,353	$63,790
Short-term marketable securities	4,807	4,805
	$73,160	$68,595

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

As of July 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $73.2 million, which represents approximately $1.96 per share of outstanding common stock as compared to $1.87 as of January 30, 2016. Working capital as of July 30, 2016 was $97.8 million. Total cash and cash equivalents increased by $4.6 million compared to January 30, 2016, primarily due to $6.5 million net income generated after non-cash adjustments of $16.4 million, sales and maturities of marketable securities of $3.6 million and reimbursement of costs related to purchased IP of $2.2 million, partially offset by purchases of intangible and tangible assets of $5.1 million and unfavorable changes in operating assets and liabilities of $3.8 million.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	July 30, 2016	August 1, 2015
Net cash provided by (used in):
Operating activities	$2,733	$(8,038)
Investing activities	755	(12,880)
Financing activities	1,140	2,783
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	(128)
Net increase (decrease) in cash and cash equivalents	$4,563	$(18,263)

Cash flows from operating activities

Net cash provided by operating activities of $2.7 million for the six months ended July 30, 2016 was primarily due to $6.5 million net income generated after non-cash adjustments of $16.4 million, partially offset by an unfavorable net change of $3.8 million in operating assets and liabilities. Cash provided by prepaid and other current assets of $4.4 million was primarily the result of a deposit refund from a contract manufacturer for non-fulfillment of inventory and reimbursement of costs related to purchased IP and research and development services. Cash provided by inventory of $4.6 million was primarily the result of decreased purchases of Connected Smart TV Platforms products. Cash provided by accrued liabilities, compensation and related benefits of $4.5 million was primarily related to the timing of payments for new design tools and IP required to support new product development. Cash provided by income taxes payable of $2.7 million was primarily the result of reduced tax payment activity. Cash used in accounts receivable of $15.5 million during the six months ended July 30, 2016 was primarily related to the timing of customer shipments and consequently the recognition of revenue and timing of collections. Cash used in accounts payable of $3.8 million during the six months ended July 30, 2016 was primarily a result of timing of payments.

For the six months ended July 30, 2016, we generated $2.7 million of cash from our operations compared to using $8.0 million of cash in operations during the corresponding period in fiscal 2016. The change was partially attributable to the increase in cash provided by inventory, accrued liabilities, compensation and related benefits, prepaid expenses and other current assets, and income taxes payable of $16.4 million, $8.2 million, $4.2 million and $5.8 million, respectively. The decrease in net income of $10.1 million after adjusting for non-cash items and the change in cash used in accounts payable and accounts receivables of $9.9 million and $2.9 million, respectively, partially offset the overall increase in net cash generated.

During the six months ended July 30, 2016, we experienced lower media processor wafer purchases resulting in a decrease in inventory. The change in accrued liabilities, compensation and related benefits was primarily related to the timing of payments for new design tools and IP required to support new product development. The change in prepaid expenses and other assets was primarily the result of a deposit refund from a contract manufacturer for non-fulfillment of inventory and reimbursement of costs related to purchased IP and research and development services. The change in income taxes payable was a result of reduced tax payment activity in comparison to fiscal 2016 resulting in favorable changes. The change in accounts payable from the corresponding period in fiscal 2016 was primarily due to timing of payments partially impacted by our acquisition of Bretelon and the subsequent payment of assumed liabilities. The change in accounts receivables was primarily related to the timing of customer shipments and consequently the recognition of revenue and timing of collections.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash provided by investing activities was $0.8 million for the six months ended July 30, 2016, which was primarily due to proceeds from the sale and maturities of marketable securities and reimbursement of costs related to purchased IP of $3.6 million and $2.2 million, respectively, partially offset by purchases of IP and software, equipment and leasehold improvements of $2.4 million and $2.7 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

For the six months ended July 30, 2016, net cash provided by investing activities was $0.8 million compared to using $12.9 million of cash in investing activities during the corresponding period in fiscal 2016. The change was primarily due to the purchases of marketable securities of $7.1 million during the six months ended August 1, 2015, with no corresponding purchase during the six months ended July 30, 2016. In addition, we received proceeds from the sale and maturities of marketable securities and reimbursement of costs related to purchased IP of $3.6 million and $2.2 million, respectively, during the six months ended July 30, 2016 with nominal sales and maturities during the corresponding period in fiscal 2016. These effects were compounded by decreased purchases of tangible and intangible property and equipment in comparison to the corresponding period in fiscal 2016 of $0.8 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.1 million for the six months ended July 30, 2016, which was due to the proceeds from the exercise of employee stock options and stock purchase rights, partially offset by excess tax expense from stock-based compensation. The decrease of $1.6 million from the corresponding period in fiscal 2016 was primarily the result of lower exercise activity related to stock options and changes in the tax benefit from stock-based compensation.

Our marketable securities primarily include corporate bonds, fixed income mutual funds and money market funds.  We monitor all of our marketable securities for impairment and if these securities are reported to have had a decline in fair value, we may need to use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and near term prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. If a decline in the fair value of our marketable securities is judged to be other-than-temporary, we would recognize an impairment charge.

Off-Balance Sheet Arrangements

As of July 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of July 30, 2016 (in thousands):

	Payments due by Period
	Fiscal 2017 (Remaining six months)	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Thereafter	Total

Operating leases	$2,063	$3,342	$1,373	$467	$7,245
Third-party licensed IP	7,147	4,865	-	-	12,012
Design tools	2,905	5,217	1,300	-	9,422
Non-cancelable purchase obligations	30,949	-	-	-	30,949
Total contractual obligations	$43,064	$13,424	$2,673	$467	$59,628

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

Interest rate sensitivity:  As of July 30, 2016 and January 30, 2016, we held approximately $73.2 million and $72.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease by 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue in U.S. dollars.  The U.S. dollar is our reporting currency and is our functional currency except for our subsidiaries in China, Denmark, Japan, Taiwan, Korea, Vietnam, France, Germany, and the Netherlands where the Chinese Yuan, Danish krone, Japanese yen, Taiwanese dollar, Korean won, Vietnamese dong and the Euro are the functional currencies, respectively.  Additionally, significant portions of our Israel subsidiary’s expenses are payroll-related and are denominated in Israeli shekels.  This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the Israeli shekel.  To the extent the U.S. dollar weakens against the Israeli shekel, our Israeli subsidiary will experience a negative impact on its results of operations.

As of July 30, 2016 and January 30, 2016, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at July 30, 2016 and January 30, 2016, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.8 million and $0.6 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of July 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of July 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The required exhibits are included at the end of the Form 10-Q or are incorporated herein by reference and are described in the Index to Exhibits immediately following the signatures page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA DESIGNS, INC.
Date: September 7, 2016
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