Form 10-Q
period 2016-10-29
SIGMA DESIGNS INC
filed 2016-12-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

As of November 30, 2016, the Company had 37,821,557 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 29, 2016

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 29, 2016	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$64,833	$63,790
Short-term marketable securities	4,794	4,805
Restricted cash	316	900
Accounts receivable, net of allowances of $2,098 as of October 29, 2016 and $2,002 as of January 30, 2016	49,619	30,362
Inventory	20,184	26,709
Prepaid expenses and other current assets	8,451	14,085
Total current assets	148,197	140,651

Long-term marketable securities	-	3,527
Software, equipment and leasehold improvements, net	19,562	14,086
Intangible assets, net	31,465	37,050
Goodwill	10,594	11,068
Deferred tax assets	958	911
Long-term investments	2,000	2,884
Other non-current assets	6,056	6,492
Total assets	$218,832	$216,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,559	$26,181
Accrued compensation and related benefits	10,287	7,360
Accrued liabilities	15,152	14,632
Total current liabilities	45,998	48,173

Income taxes payable	14,174	11,351
Long-term deferred tax liabilities	-	317
Other long-term liabilities	8,687	4,023
Total liabilities	68,859	63,864

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 42,476,455 issued and 37,800,706 outstanding as of October 29, 2016 and 41,424,377 issued and 36,748,628 outstanding as of January 30, 2016	510,550	503,809
Treasury stock, at cost, 4,675,749 shares as of October 29, 2016 and January 30, 2016	(88,336)	(88,336)
Accumulated other comprehensive loss	(1,849)	(1,875)
Accumulated deficit	(270,392)	(260,793)
Total shareholders’ equity	149,973	152,805
Total liabilities and shareholders’ equity	$218,832	$216,669

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net revenue	$62,729	$61,581	$177,820	$175,800
Cost of revenue	31,734	30,794	93,242	87,141
Gross profit	30,995	30,787	84,578	88,659

Operating expenses
Research and development	18,264	17,339	56,255	49,754
Sales and marketing	5,984	5,875	17,646	16,940
General and administrative	4,578	5,314	14,536	16,100
Impairment of IP, mask sets and design tools	-	795	300	1,783
Total operating expenses	28,826	29,323	88,737	84,577
Income (loss) from operations	2,169	1,464	(4,159)	4,082
Gain on sale of development project	-	7,551	-	7,551
Interest and other income (expense), net	179	37	(157)	821
Income (loss) before income taxes	2,348	9,052	(4,316)	12,454
Provision for income taxes	2,127	2,617	5,283	6,105
Net income (loss)	$221	$6,435	$(9,599)	$6,349

Net income (loss) per common share:
Basic	$0.01	$0.18	$(0.26)	$0.18
Diluted	$0.01	$0.17	$(0.26)	$0.17

Shares used in computing net income (loss) per share:
Basic	37,666	36,046	37,241	35,670
Diluted	38,001	36,785	37,241	36,515

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income (loss)	$221	$6,435	$(9,599)	$6,349

Other comprehensive (loss) income:
Change in currency translation adjustments, net of tax	(232)	(100)	(17)	(388)
Change in unrealized (losses) gains on marketable securities, net of tax	(9)	(24)	43	(103)
Other comprehensive (loss) income	(241)	(124)	26	(491)

Comprehensive (loss) income	$(20)	$6,311	$(9,573)	$5,858

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net (loss) income	$(9,599)	$6,349
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,800	15,691
Stock-based compensation	5,136	4,880
Provision for excess and obsolete inventory	1,221	2,252
(Recovery of) provision for sales returns, discounts and doubtful accounts	(123)	727
Deferred income taxes	(363)	(216)
Impairment of IP, mask sets and design tools	300	1,783
Impairment of investment	886	132
Other non-cash activities	(799)	(267)
Changes in operating assets and liabilities:
Accounts receivable	(19,134)	(5,283)
Inventory	5,304	(9,760)
Prepaid expenses and other current assets	4,855	98
Other non-current assets	(592)	(5,953)
Accounts payable	(6,988)	4,321
Accrued liabilities, compensation and related benefits	5,031	(4,482)
Income taxes payable	4,177	(1,425)
Other long-term liabilities	(60)	910
Net cash provided by operating activities	6,052	9,757

Cash flows from investing activities:
Restricted cash	584	-
Purchases of marketable securities	-	(22,622)
Sales and maturities of marketable securities	3,582	5,050
Purchases of software, equipment and leasehold improvements	(7,847)	(5,551)
Purchases of IP	(5,670)	(2,750)
Reimbursement of costs related to purchased IP	2,645	-
Net cash received in connection with acquisition	289	-
Issuance of short-term promissory notes	-	(2,710)
Net cash used in investing activities	(6,417)	(28,583)

Cash flows from financing activities:
Employee payroll taxes paid related to net share settlement of restricted stock units	(528)	(81)
Proceeds from exercises of employee stock options and stock purchase rights	2,133	2,752
Net cash provided by financing activities	1,605	2,671

Effect of foreign exchange rate changes on cash and cash equivalents	(197)	(183)
Net increase (decrease) in cash and cash equivalents	1,043	(16,338)

Cash and cash equivalents, beginning of period	63,790	83,502
Cash and cash equivalents, end of period	$64,833	$67,164

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,329	$7,335

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent media platforms for use in a variety of ever-growing devices from home entertainment and security systems to energy management appliances. We sell our products into two primary target markets which are the Internet of Things Devices (“IoT Devices”) and Connected Smart TV Platforms markets. Our integrated semiconductor solutions serve as the foundation for some of the world’s leading consumer products, including televisions, set-top boxes and wired connectivity solutions which are primarily targeted for the Connected Smart TV Platforms market, and consumer electronics sold in the IoT Devices market. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We derive a portion of our revenue from licensing and other activities, including licensing of our software development kits, engineering support services for hardware and software, engineering development for customization of chipsets and other accessories.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. In November 2015, we completed our acquisition of Bretelon, Inc. (referred to as “Bretelon”). The unaudited condensed consolidated financial statements include the results of operations of Bretelon commencing as of the acquisition date. See Note 6 for further discussion. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The third quarter of fiscal 2017 and fiscal 2016 ended on October 29, 2016 (91 days) and October 31, 2015 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 29, 2016 and January 30, 2016, the consolidated results of our operations for the three and nine months ended October 29, 2016 and October 31, 2015, and the consolidated cash flows for the nine months ended October 29, 2016 and October 31, 2015.  The results of operations for the three and nine months ended October 29, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the nine months ended October 29, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses for financial assets held. ASU 2016-13 is effective for us beginning in the first quarter of fiscal 2021 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).  The update clarifies certain issues related to transitioning to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. ASU 2016-12 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  The update provides guidance on accounting for licenses of intellectual property (“IP”) and identifying performance obligations.  The amendments clarify how an entity should evaluate its promise when granting a license of IP. They also clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of the contract. ASU 2016-10 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

2.             Cash, cash equivalents and marketable securities

As of October 29, 2016 and January 30, 2016, we had $0.3 million and $0.9 million, respectively, of restricted cash. As of October 29, 2016, restricted cash related to an office-space operating lease and other transactions and as of January 30, 2016, this amount also included an escrow withholding in association with our acquisition of Bretelon, which is not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 29, 2016			January 30, 2016
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value
Corporate bonds	$3,513	$-	$3,513	$7,052	$(7)	$7,045
Fixed income mutual funds	1,276	5	1,281	1,255	32	1,287
Money market funds	3,704	-	3,704	88	-	88
Total cash equivalents and marketable securities	$8,493	$5	$8,498	$8,395	$25	$8,420

Cash on hand held in the United States			11,782			4,141
Cash on hand held overseas			49,347			59,561
Total cash on hand			61,129			63,702
Total cash, cash equivalents and marketable securities			$69,627			$72,122

Reported as:
Cash and cash equivalents			$64,833			$63,790
Short-term marketable securities			4,794			4,805
Long-term marketable securities			-			3,527
			$69,627			$72,122

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	October 29, 2016		January 30, 2016
	Book Value	Fair Value	Book Value	Fair Value
Due in one year or less	$8,493	$8,498	$4,863	$4,893
Due in greater than one year	-	-	3,532	3,527
Total	$8,493	$8,498	$8,395	$8,420

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of October 29, 2016 and January 30, 2016 (in thousands):

	October 29, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,513	$3,513	$-	$-
Fixed income mutual funds	1,281	1,281	-	-
Money market funds	3,704	3,704	-	-
Total cash equivalents and marketable securities	8,498	8,498	-	-
Restricted cash	316	316	-	-
Total assets measured at fair value	$8,814	$8,814	$-	$-

	January 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$7,045	$7,045	$-	$-
Fixed income mutual funds	1,287	1,287	-	-
Money market funds	88	88	-	-
Total cash equivalents and marketable securities	8,420	8,420	-	-
Restricted cash	900	900	-	-
Total assets measured at fair value	$9,320	$9,320	$-	$-

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held venture capital funded technology companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of October 29, 2016, we held equity investment in one privately-held venture capital funded technology company with a carrying value of $2.0 million. We did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment during the three and nine months ended October 29, 2016 and October 31, 2015. During the nine months ending October 29, 2016, we recorded impairment charges of $0.8 million in connection with two of our privately-held investments as we concluded the impairment to be other-than-temporary, effectively nullifying any value from these investments as of October 29, 2016. Each of these equity investments in privately-held companies constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over any of these companies.

 4.             Investments in privately held companies

The following table sets forth the value of investments in privately-held companies (in thousands):

Investments:	October 29, 2016	January 30, 2016
Issuer A	$2,000	$2,000
Issuer B	-	750
Issuer C	-	134
Total investments	$2,000	$2,884

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

In the third quarter of fiscal 2011, we purchased shares of preferred stock in another privately-held technology company (“Issuer B”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2016 and the first and second quarter of fiscal 2017, we recorded impairment charges of $0.3 million, $0.3 million and $0.4 million, respectively, on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of October 29, 2016.

In the third quarter of fiscal 2012, we made an equity investment of $0.1 million in a privately-held joint venture (“Issuer C”). In the second quarter of fiscal 2017, we recorded impairment charges of $0.1 million on this investment as we concluded the impairment to be other-than-temporary, effectively nullifying any value from this investment as of October 29, 2016.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Supplemental financial information

Inventory consists of the following (in thousands):

	October 29, 2016	January 30, 2016
Wafers and other purchased materials	$11,043	$15,440
Work-in-process	3,712	2,885
Finished goods	5,429	8,384
Total inventory	$20,184	$26,709

Prepaid expenses and other current assets consist of the following (in thousands):

	October 29, 2016	January 30, 2016
Prepayments for taxes	$3,410	$3,357
Deposits	205	3,200
Non-operating receivable	645	-
Prepayments for inventory	964	3,725
Prepayments for royalties	596	741
Other current assets	2,631	3,062
Total prepaid expenses and other current assets	$8,451	$14,085

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			October 29, 2016	January 30, 2016
Software		2		$49,765	$40,411
Mask sets	1	-	5	17,821	14,130
Equipment	1	-	5	8,724	8,088
Office equipment and furniture		2		8,039	7,705
Leasehold improvements	1	-	6	2,126	2,089
Total				86,475	72,423
Less: Accumulated depreciation and amortization				(66,913)	(58,337)
Total software, equipment and leasehold improvements, net				$19,562	$14,086

Software, equipment and leasehold improvement depreciation and amortization expense was $2.5 million and $3.3 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and was $8.6 million and $9.2 million for the nine months ended October 29, 2016 and October 31, 2015, respectively. We recorded impairment charges for mask sets and software related to design tools associated with discontinued products for the three and nine months ended October 29, 2016 of zero and $0.3 million, respectively, and for the three and nine months ended October 31, 2015 of $0.8 million and $1.8 million, respectively, which was recorded in operating expenses in the accompanying condensed consolidated statements of operations.

Accrued liabilities consist of the following (in thousands):

	October 29, 2016	January 30, 2016
License fees	$5,537	$5,181
Rebates	1,796	2,864
Income taxes payable, current portion	3,659	2,305
Royalties	2,225	1,469
Warranties	792	959
Deferred revenue	590	407
Other accrued liabilities	553	1,447
Total accrued liabilities	$15,152	$14,632

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to accrued rebates (in thousands):

Nine months ended October 29, 2016
Beginning balance	$2,864
Charged as a reduction of revenue	3,499
Reversal of unclaimed rebates	(3)
Payments	(4,564)
Ending balance	$1,796

6.      Business combinations

During the fourth quarter of fiscal 2016, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which was engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $15.7 million in cash subject to certain adjustments, the forgiveness of $2.7 million in debt and the assumption of certain liabilities (the “Merger Consideration”). The Acquisition was consummated on November 12, 2015. We retained a portion of the consideration following the closing for the satisfaction of any indemnification claims made within a specified period of time. During the three months ended October 29, 2016, we reached a resolution on the holdback merger consideration.

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

The results of operations of Bretelon are included in our condensed consolidated financial statements beginning on November 4, 2015, which was the closing date of Acquisition. During the three and nine months ended October 29, 2016, we recognized a gain of $0.3 million and a loss of $1.7 million, respectively, related to the operations of Bretelon in the accompanying condensed consolidated statements of operations.

We recognized the Bretelon assets acquired and the liabilities assumed based upon their fair value measured as of the date of the Acquisition. The aggregate purchase price for Bretelon has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is allocated to goodwill, none of which is expected to be tax deductible. Refer to Note 7, “Business combinations” of the consolidated financial statements included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016 for the allocation of purchase price which is expected to be finalized within 12 months from the effective date of the acquisition. During the three months ended October 29, 2016, we recorded a $0.5 million decrease in goodwill.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma condensed consolidated results of operations give effect to the acquisition of Bretelon as if it had occurred as of the beginning of the fiscal period presented. The unaudited pro forma condensed consolidated results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of future consolidated results of operations.  We expect to incur costs and realize benefits associated with integrating the operations of the Bretelon business.  The results of operations of Bretelon are included in our condensed consolidated financial statements beginning on November 4, 2015, which was the closing date of the Acquisition. The unaudited pro forma consolidated results of operations do not reflect the cost of any integration activities or any benefits that may result from operating efficiencies or revenue synergies (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	October 31, 2015	October 31, 2015
Net revenue	$61,701	$177,163
Net loss	$(546)	$(2,584)
Basic and diluted net loss per share	$(0.02)	$(0.07)

7.     Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	October 29, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(52,444)	$8,369	7.5
Customer relationships	54,505	(30,486)	(20,762)	3,257	6.0
Trademarks and other	4,078	-	(3,828)	250	2.2
Purchased IP - amortizing	36,013	(5,516)	(21,974)	8,523	2.5
Total amortizing	180,023	(60,616)	(99,008)	20,399	5.1
Purchased IP - not yet deployed	15,506	(4,440)	-	11,066
Total intangibles	$195,529	$(65,056)	$(99,008)	$31,465

	January 30, 2016
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(48,824)	$11,989	6.5
Customer relationships	54,505	(30,486)	(19,557)	4,462	5.7
Trademarks and other	4,078	-	(3,739)	339	2.9
Purchased IP - amortizing	32,838	(5,516)	(18,696)	8,626	2.9
Total amortizing	176,848	(60,616)	(90,816)	25,416	5.1
Purchased IP - not yet deployed	15,774	(4,140)	-	11,634
Total intangibles	$192,622	$(64,756)	$(90,816)	$37,050

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

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of revenue	$2,025	$1,585	$6,053	$5,467
Operating expenses	709	349	2,139	1,049
Total intangibles amortization expense	$2,734	$1,934	$8,192	$6,516

As of October 29, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2017 (remaining three months)	$1,660
2018	5,724
2019	4,319
2020	2,833
2021	1,588
Thereafter	4,275
Total	$20,399

8.          Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 29, 2016, the total amount of outstanding non-cancelable purchase orders was approximately $16.8 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of October 29, 2016, remaining payments under this agreement totaled $4.5 million. In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $6.9 million as of October 29, 2016. Payments under these arrangements are being made through fiscal 2018. We have fully accrued these amounts as of October 29, 2016.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of October 29, 2016, remaining payments under this agreement totaled $7.2 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $1.8 million as of October 29, 2016. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of October 29, 2016.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and nine months ended October 29, 2016, we recorded a gross royalty expense of $1.3 million and $4.2 million, respectively, and $1.2 million and $3.3 million for the three and nine months ended October 31, 2015, respectively, in cost of revenue in the condensed consolidated statements of operations.

Our wholly owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly Coppergate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through October 29, 2016, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of October 29, 2016, our remaining potential obligation under these programs was approximately $1.1 million.

 Contingencies

Product warranty

In general, we sell products with a one-year limited warranty that our products will be free from defects in material and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Details of the change in accrued warranty as of October 29, 2016 and October 31, 2015 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 29, 2016	$952	$(18)	$(142)	$792
October 31, 2015	$874	$321	$(212)	$983

Nine Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 29, 2016	$959	$264	$(431)	$792
October 31, 2015	$864	$610	$(491)	$983

Litigation

On July 1, 2016, non-practicing entity Blue Spike, LLC filed a lawsuit in the Eastern District of Texas against Sigma Designs, Inc. and other semiconductor chip companies in a patent infringement case Blue Spike, LLC. v. Verance Corporation, et al. 2:16-cv-00703-RWS. We were served on August 24, 2016. On October 19, 2016, Blue Spike filed a Notice of Voluntary Dismissal; and as a result, the case against us was dismissed without prejudice.

Indemnifications

In certain limited circumstances, we have agreed and may agree in the future to indemnify certain customers against intellectual property infringement claims from third parties related to the use of our technology. In these limited circumstances, the terms and conditions of sale or our standing agreement with such customers generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to render them non-infringing. To date, we have not incurred or accrued any costs related to any claims under such indemnification provisions.

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

Third-party licensed technology

We regularly license technology from various third party licensors and incorporate that technology into our product offerings. Some technology licenses require us to pay royalties directly to the licensor, while others require us to report sales activities to our licensors so that royalties may be collected from our customers. From time to time, we are audited by our licensors for compliance with the terms of our license agreements. As of October 29, 2016, we are not aware of any audits or audit-related activities by these licensors, intended or otherwise.

We may be required to make additional payments as a result of future compliance audits. For license agreements where we have royalty obligations, we charge any settlement-related payments that we make in connection with compliance audits to cost of revenue. For license agreements where we have reporting obligations, we treat any settlement-related payments as penalties, and charge the amounts to operating expenses in sales and marketing. As of the date of this filing, we believe we are substantially in compliance with the terms of our license agreements.

9.           Earnings per share

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

The following table sets forth the basic and diluted net income (loss) per share computed for the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator:
Net income (loss), as reported	$221	$6,435	$(9,599)	$6,349
Denominator:
Weighted-average common shares outstanding - basic	37,666	36,046	37,241	35,670
Dilutive effect of employee stock plans	335	739	-	845
Weighted-average common shares outstanding - diluted	38,001	36,785	37,241	36,515
Net income (loss) per share - basic	$0.01	$0.18	$(0.26)	$0.18
Net income (loss) per share - diluted	$0.01	$0.17	$(0.26)	$0.17

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

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock options	2,205	2,380	2,421	2,415
Restricted stock units and awards	114	412	442	151

10.           Employee benefits

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2016.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three and nine months ended October 29, 2016 of $0.2 million and $0.5 million, respectively; and $0.1 million for each of the three and nine months ended October 31, 2015.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee. For the three and nine months ended October 29, 2016, we made matching contributions of $0.6 million and $1.8 million, respectively, and $0.6 million and $1.7 million for the three and nine months ended October 31, 2015, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, the Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended October 29, 2016 and October 31, 2015; and $0.6 million and $0.5 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of October 29, 2016, we have an accrued severance liability of $0.8 million partially offset by $0.7 million of severance employee funds. We made contributions of less than $0.1 million for each of the three and nine months ended October 29, 2016 and October 31, 2015.

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

As of October 29, 2016, there were approximately 49,385 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. If holders of all these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.4 million based on initial estimates, which does not include statutory interest. However, the actual impact to our cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of our control. We reclassified the aforementioned amount out of additional-paid-in-capital into accrued compensation and related benefits during fiscal 2015. We continue to carry the resulting liability on the accompanying condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016 and will continue to do so until such rescission rights have expired subsequent to the aforementioned offering during fiscal 2017. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

On August 22, 2016, we reached a closing agreement with the Internal Revenue Service. We are also in the process of settling the potential tax consequences on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP with relevant state tax authorities. We continue to carry the remaining liability of $0.3 million on the accompanying condensed consolidated balance sheets as of October 29, 2016 and will continue to do so until such settlement has been reached with the aforementioned authorities. We believe the remaining liability recorded in accrued compensation and related benefits is sufficient to cover all the expenses.

11.           Income taxes

We recorded a provision for income taxes of $2.2 million and $2.6 million for the three months ended October 29, 2016 and October 31, 2015, respectively.  The provision for income taxes was $5.3 million and $6.1 million for the nine months ended October 29, 2016 and October 31, 2015, respectively. The decrease in tax expense for the three and nine months ended October 29, 2016 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2016 and changes in tax reserves. During the three and nine months ended October 29, 2016 and October 31, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

Our net revenue is derived principally from the sales of integrated semiconductor solutions, which we sell across both of our target markets, which are the Connected Smart TV Platforms and IoT Devices markets. Connected Smart TV Platforms consist of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products, and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. In September 2016, we entered into a collaboration agreement with Telechips Inc. to develop and commercialize a set-top box microprocessor system-on-chip solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. We expect our first volume shipment resulting from this collaboration to occur in the first quarter of fiscal 2018.

IoT Devices consist of all interconnected Z-Wave enabled gateways, appliances and devices that provide monitoring and control capabilities for the management of any consumer ecosystem. Our IoT Devices product line consists of our wireless Z-Wave chips, modules and Z-Wave mesh networking protocol. During the three and nine months ended October 29, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $2.0 million and $3.6 million, respectively.

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, engineering support services for hardware and software; revenue from this product group represented zero of our total net revenue for each of the three months ended October 29, 2016 and October 31, 2015; and 0.2% and 0.1% of our total net revenue for the nine months ended October 29, 2016 and October 31, 2015, respectively.

Starting with the first quarter of fiscal 2017, we have combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. We combined our Smart TV, Media Connectivity and Set-top Box markets into one target market, which we now refer to as the Connected Smart TV Platforms target market. This target market is intended to include all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products. We have historically and continue to operate under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged, and beginning in the fourth quarter of fiscal 2016 includes products and services we now sell as a result of our acquisition of Bretelon.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Connected Smart TV Platforms	$50,014	$51,375	$145,400	$140,201
IoT Devices	12,715	10,206	32,120	35,501
License and other	-	-	300	98
Net revenue	$62,729	$61,581	$177,820	$175,800

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Asia	$50,569	$47,691	$144,483	$132,045
North America	9,861	11,464	27,867	33,698
Europe	2,297	2,426	5,454	8,207
Other Regions	2	-	16	1,850
Net revenue	$62,729	$61,581	$177,820	$175,800

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
China, including Hong Kong	$26,218	$26,556	$86,785	$69,861
Taiwan	19,662	15,355	43,617	39,520
United States	9,775	11,300	27,633	33,395
Thailand	1,884	1,428	7,621	11,021
Rest of the world	5,190	6,942	12,164	22,003
Net revenue	$62,729	$61,581	$177,820	$175,800

During the three months ended October 29, 2016, Sunjet Components Corporation and Arris Global accounted for 29%, and 18% of our net revenue, respectively; during the nine months ended October 29, 2016, Sunjet Components Corporation, Arris Global, Silicon Application and Arrow Electronics accounted for 21%, 13%, 12% and 10% of our net revenue, respectively. During the three and nine months ended October 31, 2015, Sunjet Components Corporation accounted for 18% and 16% of our net revenue, respectively.

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

We sell our products into two target markets: Connected Smart TV Platforms and Internet of Things (“IoT”) Devices. Connected Smart TV Platforms products consist of a range of platforms that are based on highly integrated chips, embedded software, and hardware reference designs. These products include all of our products that are sold into digital televisions, connected media processors and players delivering IP streaming video, including hybrid versions of these products, and wired home networking controller chipsets that are designed to provide connectivity solutions between various home entertainment products and incoming video streams. In September 2016, we entered into a collaboration agreement with Telechips Inc. to develop and commercialize a set-top box microprocessor system-on-chip solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. We expect our first volume shipment resulting from this collaboration to occur in the first quarter of fiscal 2018. IoT Devices consist of our wireless Z-Wave chipsets and modules. During the three and nine months ended October 29, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $2.0 million and $3.6 million, respectively.

Starting with the first quarter of fiscal 2017, we have combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. We combined our Smart TV, Media Connectivity and Set-top Box markets into one target market, which we now refer to as the Connected Smart TV Platforms target market. This target market is intended to include all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products. We have historically and continue to operate under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged, and beginning in the fourth quarter of fiscal 2016 includes products and services we now sell as a result of our acquisition of Bretelon.

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

License and Other Markets

The license and other markets includes other products and services, including technology licenses, software development kits, engineering support services for hardware and software.

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the nine months ended October 29, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 30, 2016. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2016 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue
Net revenue	$62,729	100%	$61,581	100%	$177,820	100%	$175,800	100%
Cost of revenue	31,734	51%	30,794	50%	93,242	52%	87,141	50%
Gross profit	30,995	49%	30,787	50%	84,578	48%	88,659	50%
Operating expenses
Research and development	18,264	29%	17,339	28%	56,255	32%	49,754	28%
Sales and marketing	5,984	10%	5,875	10%	17,646	10%	16,940	10%
General and administrative	4,578	7%	5,314	9%	14,536	8%	16,100	9%
Impairment of IP, mask sets and design tools	-	-%	795	1%	300	-%	1,783	1%
Total operating expenses	28,826	46%	29,323	48%	88,737	50%	84,577	48%
Income (loss) from operations	2,169	3%	1,464	2%	(4,159)	(2%)	4,082	2%
Gain on sale of development project	-	-%	7,551	12%	-	-%	7,551	4%
Interest and other income (expense), net	179	-%	37	-%	(157)	-%	821	1%
Income (loss) before income taxes	2,348	3%	9,052	14%	(4,316)	(2%)	12,454	7%
Provision for income taxes	2,127	3%	2,617	4%	5,283	3%	6,105	3%
Net income (loss)	$221	-%	$6,435	10%	$(9,599)	(5%)	$6,349	4%

Net revenue

Our net revenue for the three months ended October 29, 2016 increased $1.1 million, or 2%, compared to the corresponding period in the prior fiscal year due to increases within the IoT Devices market, partially offset by a decrease within the Connected Smart TV Platforms market.

For the nine months ended October 29, 2016, our net revenue increased $2.0 million, or 1%, compared to the corresponding period in the prior fiscal year due to increases within the Connected Smart TV Platforms market, partially offset by a decrease within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue
Connected Smart TV Platforms	$50,014	80%	$51,375	83%	$145,400	82%	$140,201	80%
IoT Devices	12,715	20%	10,206	17%	32,120	18%	35,501	20%
License and other	-	-%	-	-%	300	-%	98	-%
Net revenue	$62,729	100%	$61,581	100%	$177,820	100%	$175,800	100%

Connected Smart TV Platforms: For the three months ended October 29, 2016, net revenue from sales of our products into the Connected Smart TV Platforms market decreased by $1.4 million, or 3%, compared to the corresponding period in the prior fiscal year. We experienced a decrease of 22% in units shipped, partially offset by an increase of 24% in average selling price, or ASP during the three months ended October 29, 2016. For the nine months ended October 29, 2016, net revenue increased by $5.2 million, or 4%, compared to the corresponding period in the prior fiscal year. We experienced an increase of 24% in ASP, partially offset by a decline of 16% in units shipped during the nine months ended October 29, 2016. The increase in ASP in both the three and nine months ended October 29, 2016 is primarily the result of continued penetration by our new product offerings in the market, which have higher ASPs for chipsets used in ultra-high definition televisions, also known as Ultra-HD televisions. The Smart TV market transition, and consequently, anticipated demand of Ultra-HD is bolstering the demand for our new generation products. The volume decline in our Connected Smart TV Platforms market in both the three and nine months ended October 29, 2016 resulted primarily from the continued decline of demand for our older legacy products, many of which are now approaching end-of-life.

Our wired home networking controller chipsets contributed significantly to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Our connected media processors and players experienced declines in ASP as IPTV service providers are transitioning to new generations of set-top box products.

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

IoT Devices:  For the three months ended October 29, 2016, net revenue from sales of our products into the IoT Devices market increased $2.5 million, or 25%, compared to the corresponding period in the prior fiscal year primarily due to an increase of 9% in units shipped. We experienced an increase in revenue throughout the Asia, North America and Europe regions during the three months ended October 29, 2016. For the nine months ended October 29, 2016, net revenue decreased $3.4 million, or 10%, compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of lower demand due to inventory adjustments undergone by our security and protection services and telecommunication customers, evidenced by a decrease of 16% in units shipped primarily to the Asia region.  During the three and nine months ended October 29, 2016, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of $2.0 million and $3.6 million, respectively. In addition, we derive a portion of our IoT Devices revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. During the three and nine months ended October 29, 2016, membership revenue was $0.4 million and $1.3 million, respectively, as compared to the corresponding periods in the prior fiscal year of $0.4 million and $1.2 million, respectively.

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

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three and nine months ended October 29, 2016 and October 31, 2015, net revenue was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue	October 29, 2016	% of Net Revenue	October 31, 2015	% of Net Revenue
Asia	$50,569	81%	$47,691	77%	$144,483	81%	$132,045	75%
North America	9,861	16%	11,464	19%	27,867	16%	33,698	19%
Europe	2,297	3%	2,426	4%	5,454	3%	8,207	5%
Other regions	2	-%	-	-%	16	-%	1,850	1%
Net revenue	$62,729	100%	$61,581	100%	$177,820	100%	$175,800	100%

Asia: Our net revenue from Asia increased $2.9 million, or 6%, for the three months ended October 29, 2016, compared to the corresponding period in the prior fiscal year primarily due to the increase experienced in both the Connected Smart TV Platforms and IoT Devices markets. Our net revenue for the nine months ended October 29, 2016 increased $12.4 million, or 9%, compared to the corresponding period in the prior fiscal year. The increase was largely attributable to the increasing deployments of new generation products by our customers within the Connected Smart TV Platforms market, partially offset by a decrease in the IoT Devices market resulting from inventory adjustments undergone by our security and protection services and telecommunication customers. Net revenue from customers in Asia as a percentage of our total net revenue for the three and nine months ended October 29, 2016 increased 4 and 6 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The increase is primarily due to the increase experienced within our Connected Smart TV Platforms market and the decrease in revenue in North America and Europe.

North America: Our net revenue from North America decreased $1.6 million, or 14%, for the three months ended October 29, 2016, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 29, 2016 decreased $5.8 million, or 17%, compared to the corresponding period in the prior fiscal year. In both cases, the decreases were mainly attributable to the fluctuating deployments of newer generation products used in digital televisions by our customers within the Connected Smart TV Platforms market. The decrease was compounded by reduced demand for our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. Net revenue from North American customers as a percentage of our total net revenue for both the three and nine months ended October 29, 2016 decreased 3 percentage points compared to the corresponding periods in the prior fiscal year, primarily due to the decrease experienced within our Connected Smart TV Platforms target market.

Europe:  Our net revenue from Europe decreased $0.1 million, or 5%, for the three months ended October 29, 2016, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 29, 2016 decreased $2.8 million, or 34%, compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for the three and nine months ended October 29, 2016 decreased 1 and 2 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. These decreases were primarily the result of a decrease in shipments to our Connected Smart TV Platforms market, primarily in Netherlands and Germany, as we continue to experience a shift away from legacy products with no corresponding adoption of newer generation Connected Smart TV Platforms products within this region.

Other regions: Our net revenue from other regions was nominal for both the three months ended October 29, 2016 and October 31, 2015. Our net revenue for the nine months ended October 29, 2016 decreased $1.8 million, or 99%, compared to the corresponding period in the prior fiscal year. The decrease was primarily the result of a decrease in demand for our wired home networking controller chipsets in Brazil.

Major customers

During the three months ended October 29, 2016, Sunjet Components Corporation and Arris Global accounted for 29%, and 18% of our net revenue, respectively; during the nine months ended October 29, 2016, Sunjet Components Corporation, Arris Global, Silicon Application and Arrow Electronics accounted for 21%, 13%, 12% and 10% of our net revenue, respectively. During the three and nine months ended October 31, 2015, Sunjet Components Corporation accounted for 18% and 16% of our net revenue, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 29, 2016	% Change	October 31, 2015	October 29, 2016	% Change		October 31, 2015
Gross profit	$30,995	0.7%	$30,787	$84,578	(4.6%	)	$88,659
Gross margin %	49.4%	(0.6%)	50.0%	47.6%	(2.8%	)	50.4%

Our gross profit and gross margin change was nominal for the three months ended October 29, 2016, as compared to the corresponding period in the prior fiscal year. Gross profit decreased $4.1 million, or 4.6%, for the nine months ended October 29, 2016, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower sales volumes within the Connected Smart TV Platforms and IoT Devices markets. Our gross margin declined 2.8 percentage points for the nine months ended October 29, 2016, compared to the corresponding period in the prior fiscal year primarily due to unfavorable shifts in the product mix within the Connected Smart TV Platforms market.

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

	Three Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
Research and development expense	$18,264	$17,339	$925	5%
Percent of net revenue	29.1%	28.2%

	Nine Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
Research and development expense	$56,255	$49,754	$6,501	13%
Percent of net revenue	31.6%	28.3%

Research and development expense increased during the three and nine months ended October 29, 2016, as compared to the corresponding periods in the prior fiscal year, partially due to an increase of $0.3 million and $3.4 million in compensation and benefits, respectively. We hired additional employees during the latter half of fiscal 2016 to contribute to the development of emerging technologies within the Connected Smart TV Platforms market and during the fourth quarter of fiscal 2016, assumed additional employees in connection with our acquisition of Bretelon. In addition, for the three and nine months ended October 29, 2016, our third-party engineering services contributing to certain research and development activities increased $1.4 million and $3.7 million, respectively, primarily due to continuing efforts resulting from our acquisition of Bretelon. We had 517 employees in research and development as of October 29, 2016, compared to 512 employees as of October 31, 2015.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
Sales and marketing expense	$5,984	$5,875	$109	2%
Percent of net revenue	9.5%	9.5%

	Nine Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
Sales and marketing expense	$17,646	$16,940	$706	4%
Percent of net revenue	9.9%	9.6%

Sales and marketing expense for the three and nine months ended October 29, 2016 increased compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to higher amortization of acquired intangibles related to customer relationships and other outside services engaged to support the development of emerging technologies within our target markets. We had 101 employees in sales and marketing as of October 29, 2016, compared to 100 employees as of October 31, 2015.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
General and administrative expense	$4,578	$5,314	$(736)	(14%	)
Percent of net revenue	7.3%	8.6%

	Nine Months Ended
	October 29, 2016	October 31, 2015	$ Change	% Change
General and administrative expense	$14,536	$16,100	$(1,564)	(10%	)
Percent of net revenue	8.2%	9.2%

General and administrative expense decreased during the three and nine months ended October 29, 2016, as compared to the corresponding periods in the prior fiscal year. The decrease for both periods was primarily due to lower professional fees associated with legal activities. We incurred higher legal fees during the nine months ended October 31, 2015 associated with an arbitration related to the previous sale of a development project which was concluded during fiscal 2016. We had 77 employees in general and administrative as of October 29, 2016, compared to 72 employees as of October 31, 2015.

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

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded zero and $0.3 million of impairment charges during the three and nine months ended October 29, 2016. During the three and nine months ended October 31, 2015, we recorded impairment charges of $0.8 million and $1.8 million, respectively.

Acquisition of Bretelon, Inc.

During the fourth quarter of fiscal 2016, we completed the acquisition of Bretelon, Inc. (“Bretelon”), which was engaged in developing an advanced form of mobile IoT technology (“Acquisition”). In accordance with the related Agreement and Plan of Merger (the “Merger Agreement”), all of the outstanding equity interests of Bretelon were exchanged for aggregate consideration of approximately $15.7 million in cash subject to certain adjustments, the forgiveness of $2.7 million in debt and the assumption of certain liabilities (the “Merger Consideration”). The Acquisition was consummated on November 12, 2015. We retained a portion of the consideration following the closing for the satisfaction of any indemnification claims made within a specified period of time. During the three months ended October 29, 2016, we reached a resolution on the holdback merger consideration and recorded a $0.5 million decrease in goodwill as part of the purchase price allocation adjustment. Certain members of our board of directors held an interest in Bretelon prior to the consummation of the Acquisition. For further discussion, refer to Note 16, “Related parties” of the consolidated financial statements included in our fiscal 2016 Annual Report on Form 10-K, as filed with the SEC on April 4, 2016.

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

Interest and other income (expense), net

The following table sets forth net interest and other income (expense) and the related change (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 29, 2016	% change	October 31, 2015	October 29, 2016	% change		October 31, 2015
Interest and other income (expense), net	$179	384%	$37	$(157)	(119%	)	$821

Interest and other income (expense) primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The increase of $0.1 million for the three months ended October 29, 2016, as compared to the corresponding period in the prior fiscal year, was due primarily to favorable changes in foreign currency fluctuations of $0.1 million.

The decrease of $1.0 million for the nine months ended October 29, 2016, as compared to the corresponding period in the prior fiscal year, was primarily due to higher other-than-temporary impairment on our privately-held investments of $0.8 million, cash received of $0.5 million during May 2, 2015 related to the liquidation of an investment and unfavorable changes in foreign currency fluctuations of $0.3 million. These decreases were partially offset by a gain realized from a deposit refund from a contract manufacturer for non-fulfillment of inventory of $0.6 million.

Provision for income taxes

We recorded a provision for income taxes of $2.2 million and $2.6 million for the three months ended October 29, 2016 and October 31, 2015, respectively.  The provision for income taxes was $5.3 million and $6.1 million for the nine months ended October 29, 2016 and October 31, 2015, respectively. The decrease in tax expense for the three and nine months ended October 29, 2016 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2016 and changes in tax reserves. During the three and nine months ended October 29, 2016 and October 31, 2015, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

As of October 29, 2016, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $69.6 million, which represents approximately $1.84 per share of outstanding common stock as compared to $1.87 as of January 30, 2016. Working capital as of October 29, 2016 was $102.2 million. Total cash and cash equivalents increased by $1.0 million compared to January 30, 2016, primarily due to $13.5 million of net income generated after non-cash adjustments of $23.1 million, sales and maturities of marketable securities of $3.6 million, reimbursement of costs related to purchased IP of $2.6 million and proceeds from the exercise of employee stock options and stock purchase rights of $2.1 million, partially offset by purchases of intangible and tangible assets of $13.5 million and unfavorable changes in operating assets and liabilities of $7.4 million.

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 29, 2016	October 31, 2015
Net cash provided by (used in):
Operating activities	$6,052	$9,757
Investing activities	(6,417)	(28,583)
Financing activities	1,605	2,671
Effect of foreign exchange rate changes on cash and cash equivalents	(197)	(183)
Net increase (decrease) in cash and cash equivalents	$1,043	$(16,338)

Cash flows from operating activities

Net cash provided by operating activities of $6.1 million for the nine months ended October 29, 2016 was primarily due to $13.5 million of net income generated after non-cash adjustments of $23.1 million, partially offset by an unfavorable net change of $7.4 million in operating assets and liabilities. Cash provided by inventory of $5.3 million was primarily the result of decreased purchases of Connected Smart TV Platforms products. Cash provided by prepaid and other current assets of $4.9 million was primarily the result of a deposit refund from a contract manufacturer for non-fulfillment of inventory and reimbursement of costs related to purchased IP and research and development services. Cash provided by accrued liabilities, compensation and related benefits of $5.0 million was primarily related to the timing of payments for new design tools and IP required to support new product development. Cash provided by income taxes payable of $4.2 million was primarily the result of reduced tax payment activity. Cash used in accounts receivable of $19.1 million during the nine months ended October 29, 2016 was primarily related to the timing of customer shipments and consequently the recognition of revenue and timing of collections. Cash used in accounts payable of $7.0 million during the nine months ended October 29, 2016 was primarily a result of timing of payments.

Net cash provided by operating activities of $6.1 million for the nine months ended October 29, 2016 represents a $3.7 million decrease from the cash provided by operating activities during the corresponding period in fiscal 2016. The change was partially attributable to the decrease in net income of $17.9 million after adjusting for non-cash items. Changes in cash used in accounts receivable and accounts payable of $13.9 million and $11.3 million, respectively, contributed to the overall decrease from the nine months ended October 31, 2015. Changes in cash provided by inventory, accrued liabilities, compensation and related benefits, income taxes payable, other non-current assets, prepaid expenses and other current assets of $15.1 million, $9.5 million, $5.6 million, $5.4 million and $4.8 million, respectively, partially offset the overall decrease in net cash generated.

During the nine months ended October 29, 2016, we experienced lower media processor wafer purchases resulting in a decrease in inventory. The change in accrued liabilities, compensation and related benefits was primarily related to the timing of payments for new design tools and IP required to support new product development. The change in income taxes payable was a result of reduced tax payment activity. The change in other non-current assets was primarily the result of timing of commitments for purchases of IP for use in future product offerings. The change in prepaid expenses and other assets was primarily the result of a deposit refund from a contract manufacturer for non-fulfillment of inventory and reimbursement of costs related to purchased IP and research and development services. The change in accounts receivable was primarily related to the timing of customer shipments and consequently the recognition of revenue and timing of collections. The change in accounts payable from the corresponding period in fiscal 2016 was primarily due to timing of payments partially impacted by our acquisition of Bretelon and the subsequent payment of assumed liabilities.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $6.4 million for the nine months ended October 29, 2016, which was primarily due to purchases of IP and software, equipment and leasehold improvements of $5.7 million and $7.8 million, respectively, partially offset by proceeds from the sale and maturities of marketable securities and reimbursement of costs related to purchased IP of $3.6 million and $2.6 million, respectively. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $6.4 million for the nine months ended October 29, 2016 represents a $22.2 million decrease from the amount of cash used by investing activities during the corresponding period in fiscal 2016. The decrease was primarily due to the purchases of marketable securities and issuance of short-term interest-bearing promissory notes of $22.6 million and $2.7 million, respectively, during the nine months ended October 31, 2015, with no corresponding purchase and issuance during the nine months ended October 29, 2016. In addition, we received reimbursement of costs related to purchase IP of $2.6 million during the nine months ended October 29, 2016 with no corresponding amount during the corresponding period in fiscal 2016. These effects were partially offset by increased purchases of tangible and intangible property and equipment in comparison to the corresponding period in fiscal 2016 of $5.2 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.6 million for the nine months ended October 29, 2016, which was due to the proceeds from the exercise of employee stock options and stock purchase rights, partially offset by employee payroll taxes paid related to net share settlement of restricted stock units. The decrease of $1.1 million from the corresponding period in fiscal 2016 was primarily the result of lower exercise activity related to stock options and higher employee payroll taxes paid related to net share settlement of restricted stock units.

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

Off-Balance Sheet Arrangements

As of October 29, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 29, 2016 (in thousands):

	Payments due by Period
	Fiscal 2017 (Remaining 3 months)	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Thereafter	Total

Operating leases	$1,092	$4,992	$1,379	$467	$7,930
Third-party licensed IP	5,347	6,096	-	-	11,443
Design tools	2,068	5,612	1,300	-	8,980
Non-cancelable purchase obligations	16,814	-	-	-	16,814
Total contractual obligations	$25,321	$16,700	$2,679	$467	$45,167

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

Interest rate sensitivity:  As of October 29, 2016 and January 30, 2016, we held approximately $69.6 million and $72.1 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease by 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of October 29, 2016 and January 30, 2016, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 29, 2016 and January 30, 2016, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.9 million and $0.6 million, respectively.

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

As of October 29, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of October 29, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: December 7, 2016
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