Form 10-K/A
period 2017-01-28
SIGMA DESIGNS INC
filed 2017-05-30
CIK 790715

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2017, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 30, 2017) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 1, 2017 are as set forth below:

Name	Age	Position
J. Michael Dodson (1)(2)(3)	56	Director
Martin Manniche (1)(2)(3)	49	Director
Pete Thompson (1)(2)(3)	48	Director
Thinh Q. Tran	63	Director, President and Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

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

Pete Thompson has served as a member of our Board of Directors since December 2013. Mr. Thompson has served as Executive Vice President and Chief Operating Officer of TiVo Corporation, a consumer entertainment company, since September 2016. Prior to TiVo, Mr. Thompson served as Vice President of Strategic Partnering of Sonos, Inc., a consumer electronics company, from September 2015 to September 2016. From September 2013 to September 2015, Mr. Thompson served as the Senior Vice President of the TV & Media Division at Ericsson Corporation. Prior to Ericsson, Mr. Thompson held a variety of executive positions with Microsoft Corporation from January 2006 to September 2013, including Corporate Vice President of Mediaroom Business Unit, General Manager of Xbox Live, and General Manager of Surface. Prior to Microsoft, Mr. Thompson held management positions at T-Mobile USA and Hewlett-Packard. Mr. Thompson previously served on the Board of Directors of Seawell Networks, a Canadian-based company, until it was acquired by Arris Group, Inc. in April 2014. Mr. Thompson currently serves on the board of directors of E.W. Scripps Company, a broadcasting company. Thompson received a bachelor’s degree in International Economics from the University of California Los Angeles and an MBA from the Kellogg Graduate School of Management.

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

There are no family relationships among any of our directors and executive officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2017, and their positions are shown below

Name	Age	Position
Thinh Q. Tran	63	President and Chief Executive Officer
Elias N. Nader	52	Chief Financial Officer and Secretary
Sal Cobar	64	Chief Operating Officer

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

Sal Cobar has served as our Chief Operating Officer since September 2016. Previously, Mr. Cobar served as our Senior Vice President, Chief Marketing and Sales Officer from July 2015 to September 2016 and as Vice President, Worldwide Sales and Business Development from April 2010 to July 2015. From April 2007 to April 2010, Mr. Cobar served as Vice President of Worldwide Sales of Silicon Image, Inc., a developer of secure cores for high definition display and distribution for the television, set-top box and consumer markets. From April 2001 to April 2007, Mr. Cobar served as Silicon Image’s Senior Director, Strategic Accounts and Americas Sales, where he was instrumental in developing and spearheading Silicon Image’s overall strategic account sales initiatives as well as leading the Americas sales team of Silicon Image. Prior to joining Silicon Image, Mr. Cobar held several strategic sales and marketing positions during his 12-year tenure at Sun Microsystems. In those positions, Mr. Cobar had management and executive responsibilities for engineering, operations and the creation and execution of new markets for network-based thin client technology. In June 1980, Mr. Cobar joined Xerox Corporation for nine years driving multiple engineering and operations initiatives. Mr. Cobar received a bachelor’s degree in Systems Engineering from San Jose State University and an MBA from Golden Gate University.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2017.

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

Board Meetings

The Board of Directors held 22 meetings during fiscal 2017. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2017.

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

Compensation Committee

The current members of the Compensation Committee are Messrs. Dodson, Manniche and Thompson, each of whom is a non-management member of our Board of Directors. Mr. Thompson is currently the chairperson of the Compensation Committee. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices. The Compensation Committee held two (2) meetings and acted by written consent one (1) time during fiscal 2017. Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis.” All of our directors serving on the Compensation Committee attended at least 75% of the meetings held in fiscal 2017.

Audit Committee

The Audit Committee currently consists of Messrs. Thompson, Manniche, and Dodson, each of whom is a non-management member of our Board of Directors. Mr. Dodson is our audit committee financial expert as currently defined under Securities and Exchange Commission rules. Mr. Dodson is also currently the chairperson of the Audit Committee. The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held six (6) meetings and acted by written consent one (1) time during fiscal 2017. All of our directors serving on the Audit Committee attended at least 75% of the meetings held in fiscal 2017.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Dodson, Manniche and Thompson. During fiscal 2017, Mr. Thompson served as the chairperson of the Corporate Governance and Nominating Committee. We believe that the composition of our Corporate Governance and Nominating Committee meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors. The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company. The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee did not hold any meetings and acted by written consent one (1) time in fiscal 2017. All of our directors serving on the Corporate Governance and Nominating Committee attended at least 75% of the meetings held in fiscal 2017.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2017 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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
•

the amount of compensation that the Company actually pays is at a reasonable and sustainable level, as determined by a review of the Company’s economic position and prospects, as well as the compensation offered by comparable companies; and

•

most of the compensation we pay our executive officers is fixed, such as base salary, which is not impacted by corporate performance or individual decisions that may foster riskier actions or decisions (though a portion of executive compensation is tied to our cash incentive program to encourage a pay-for-performance culture).

Based on this assessment, the Company concluded that it has a balanced compensation program that does not promote imprudent or excessive risk taking.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensate our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer, our Chief Operating Officer, who we refer to collectively as our named executive officers. In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2017 and to date in fiscal 2018.

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

Our compensation program is designed to reward the contributions of our executive officers to our overall corporate performance. In fiscal 2017, the Committee continued to remain focused on our corporate-wide objectives of operating profitably and increasing revenue growth. The Committee reviewed our executive officer compensation policies and programs with these corporate objectives driving its decisions on the level of pay as well as the structure of our incentive compensation programs. This review consisted, among other things, of a review of our executive officer compensation philosophy, pay practices, the implementation of an executive incentive compensation plan, and a review of market comparable data.  As part of its review process, the Committee also reviewed the individual performance of each executive and the leadership demonstrated by the executive during the prior period. Although there were no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviewed the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible. The type of contributions can vary depending on the officer and the business department.

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

●

Executive Officer Bonus Plan. Historically, the Committee has awarded cash bonuses on a case-by-case basis in recognition of strong company performance or to reward significant individual contributions. In fiscal 2017, the Committee adopted a cash incentive bonus plan for executive officers and awards under such plan are earned based on the achievement of certain company performance criteria.

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

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee. In fiscal 2017, the Committee retained an independent compensation consultant, Radford, to update total direct compensation recommendations based on our then-current stock price and multi-year strategy to bring our executive officer compensation in line with market comparable companies. The Committee referred to the executive compensation study and the data provided by Radford during the Committee’s review of executive compensation in fiscal 2017. Finally, the Committee also took into account the results of the shareholder advisory vote on our executive compensation from the 2016 annual meeting of shareholders, where the shareholders voted in favor of our executive compensation.

In making its compensation decisions in fiscal 2017, the Committee utilized the market assessment conducted by Radford. This market assessment consisted of a review of compensation information from a select group of peer companies (identified below) and utilized information from a database selected by Radford. The Committee developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size. The Committee took into account feedback provided by the management team in assessing which companies compete with us in the semiconductor and related devices industry. Based on the Committee’s approved criteria, the following companies were selected to form our peer group:

Alpha and Omega Semiconductor	Applied Micro Circuits	DSP Group
Inphi	Integrated Silicon Solution	Intermolecular
IXYS	Lattice Semiconductor	MaxLinear
NeoPhotonics	Peregrine Semiconductor	Pericom Semiconductor
Power Integrations	Silicon Image	Vitesse Semiconductor
ViXS Systems

The peer group of companies is the same group of companies used for fiscal 2016, except for the removal of companies that had been acquired in the last fiscal year.

Our Compensation Program Decisions

Base Salary

In July 2016, after completing a comprehensive review of executive officer compensation policies and programs as discussed above, the Committee approved the following changes to our executive officers’ annual base salaries:

●	For our President and Chief Executive Officer, annual base salary was changed from $375,400 to $394,200, a five percent (5%) increase;

●	For our Chief Financial Officer, annual base salary was changed from $283,300 to $300,000, a six percent (6%) increase; and

●	For our Chief Operating Officer, annual base salary was changed from $279,200 to $287,600, a 3% increase.

Executive Officer Bonus Plan

In July 2016, the Committee approved a Fiscal 2017 Cash Incentive Bonus Plan (the “2017 Bonus Plan”), in which each of our executive officers was eligible to participate. The material terms of the 2017 Bonus Plan were as follows:

●

Annual bonuses were earned and paid based on achievement against annual goals. The specific annual goals were based on achieving or exceeding certain operation income targets, as well as individual performance metrics specific to the executive’s role within the Company. These targets were designed to implement a pay-for-performance culture at the Company.

●

Executive officers were eligible to earn cash bonuses upon the attainment of both financial and operational performance objectives. For each of our Chief Executive Officer and Chief Financial Officer, one-third of the total eligible bonus was based on a revenue target for fiscal 2017 of $240 million, one-third of the total eligible bonus was based on a quarterly profitability target for each quarter in fiscal 2017 of $4 million, and the remaining one-third of the total eligible bonus was based on a quarterly operating expense target of $28 million for each quarter of fiscal 2017. For our Chief Operating Officer, 60% of his bonus was based on a commission plan applying an annual revenue target of $240 million for fiscal 2017 and 40% of his bonus was based on a quarterly profitability target for each quarter in fiscal 2017 of $4 million. At the time of adoption, the Committee believed the targets were challenging but achievable based on its review of the Company’s operating plan and its assessment of the general economic environment.

●	Payouts under the 2017 Bonus Plan were based on the level of attainment of the specified objectives.

●	For our Chief Executive Officer, the total target cash bonus amount was 85% of base salary, or $335,070.

●	For our Chief Financial Officer, the total target bonus amount was 50% of base salary, or $150,000.

●	For our Chief Operating Officer, the total target bonus amount was 45% of base salary, or $129,400.

The Committee determined that the Company should target the 50th percentile of the Company’s peer group in establishing total direct compensation (total cash and equity compensation) for its executive officers. As a result of the changes described above, the Committee determined that executive compensation would be set at approximately its targeted objective.

In fiscal 2017, the Company met in excess of 90% of the revenue target and achieved the operating expense target every quarter. The profitability target was met in the second and third quarters of fiscal 2017, resulting in a bonus award of 50% of the target. The resulting payouts under the 2017 Bonus Plan to our executive officers were as follows: (i) $279,225 to our Chief Executive Officer; (ii) $125,000 to our Chief Financial Officer; and (iii) $95,360 to our Chief Operating Officer.

Discretionary Bonus Awards

The Committee, from time to time, may award discretionary bonuses to our executive officers. The Committee did not award any discretionary bonuses to our executive officers in fiscal 2017, because it determined the cash incentive program addressed compensation for performance during fiscal 2017 and saw no reason to diverge from the parameters of the 2017 Bonus Plan.

Sales Commission Plan

In fiscal 2016, the Committee shifted a significant amount of variable compensation previously based on sales commissions into base salary for our Chief Operating Officer. Therefore, in addition to his base salary, our Chief Operating Officer was compensated for performance under a reduced sales commission plan and was also eligible to receive a bonus under our 2016 Bonus Plan. In 2017, our Chief Operating Officer continued to participate in a reduced sales commission plan, as well as remained eligible to receive a bonus under our 2017 Bonus Plan based on our corporate profitability objectives. The commission plan provided for an accelerator on the commission rate if we had sales in excess of 100% of our target objective for the fiscal year, up to 200% of our targeted amount. The Committee believed it was in the best interest of our shareholders to incent our Chief Operating Officer with sales performance goals under the commission plan as well as further align his interest with those of the Company, our shareholders and the other executive officers using our profitability objectives.

Equity Incentive Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock options and restricted stock units, as well as our employee stock purchase program. In July 2016, the Compensation Committee approved equity incentive awards to our named executive officers that are intended to align their interests with those of our shareholders and as an incentive to help the Company retain the services of its named executive officers. In an effort to achieve a balance of these two objectives, the Committee approved a mix of restricted stock unit awards and options to purchase shares of our common stock. The Committee believed this approach provided a guarantee of a return through a full value award, such as a restricted stock unit, balanced against an option that has a strike price equal to the fair value on the date of grant, which would require the stock to appreciate in the future for the executive officer to recognize income. The Committee felt this approach balanced certainty of compensation with incentivizing executives to contribute to share price appreciation through contributions to corporate performance. The Committee awarded a restricted stock unit award of 58,000 shares to the Company’s Chief Executive Officer, 25,000 shares to the Company’s Chief Financial Officer and 20,000 to the Company’s Chief Operating Officer. The Committee also awarded an option to purchase 120,000 shares to our Chief Executive Officer, an option to purchase 50,000 shares to our Chief Financial Officer and an option to purchase 40,000 shares to our Chief Operating Officer. All the restricted stock unit awards vest over a four-year period, with one-fourth of the total number of shares vesting on the one-year anniversary from the vesting start date, and the remaining shares vesting in equal quarterly installments thereafter. All of the options vest over a four-year period, with one-fourth of the total number of shares vesting on the one-year anniversary from the vesting start date, and the remaining shares vesting in equal monthly installments thereafter. Pursuant to the 2015 Stock Incentive Plan, each officer entered into a restricted stock unit agreement and stock option agreement, as applicable, for each of these awards.

The Committee granted these equity awards in recognition of our corporate performance in fiscal 2016, the individual contributions made by each of our executive officers and to bring the equity incentives of our executive officers more in line with our peer group practices. The Committee applied a four-year vesting schedule to these awards in order to incent our executive officers to increase shareholder value over a longer period of time and as a retention device.

Change in Control Benefits

An additional component of our executive compensation program is change in control and severance benefits. The Committee believes these benefits are critical for remaining competitive with our peers in the area of executive compensation. These protections also allow our executives to focus on our corporate objectives and align their interest with our shareholders if a strategic opportunity arises in the future. The Committee believes this is of particular importance in the semiconductor industry, which has been characterized by consolidation in the recent past. Our executive officers have the following change in control and severance benefits:

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

●

For our Chief Financial Officer, the Company will pay six months of base salary and benefits, the payout of fifty percent (50%) of the eligible bonus amount in the fiscal year in which he is terminated and six months of accelerated vesting on all outstanding equity awards, if terminated under specific circumstances prior to a change in control. For our Chief Operating Officer, the Company will pay 12 months of base salary and benefits, the payout of the eligible bonus amount in the fiscal year in which he is terminated and 12 months of accelerated vesting on all outstanding equity awards, if terminated under specific circumstances prior to a change in control. If either the Chief Financial Officer or Chief Operating Officer is terminated under specified circumstance within 18 months following a change in control, then such officer will be paid severance equal to 12 months of his base salary and benefits, the payout of the full eligible bonus amount in the fiscal year in which he is terminated and accelerated vesting in full of all outstanding equity awards.

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

Fiscal 2017 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Thinh Q. Tran	2017	394,200	279,225	730,260	__		10,944	(2)	1,414,629
President and	2016	375,200	281,550	1,102,300	__		6,141	(3)	1,765,191
Chief Executive Officer	2015	363,847	50,000	__	__		2,262	(4)	416,109

Elias N. Nader	2017	300,000	125,000	309,675			8,284	(5)	742,959
Chief Financial Officer	2016	283,129	157,485	485,680	__		2,801	(6)	929,095
	2015	270,798	25,000	__	__		966	(7)	296,764

Sal Cobar	2017	287,600	25,000	247,740	70,361	(8)	9,412	(9)	640,113
Chief Operating Officer	2016	277,431	50,000	485,680	71,999	(8)	2,740	(10)	887,850
	2015	186,840	__	__	208,485	(8)	885	(10)	396,210

(1)

Amounts represent the grant date fair value of shares underlying stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the corresponding fiscal year.

(2)	Represents $6,072 paid for 401K match, $2,100 paid for employer match on health savings account and $2,772 paid for group term life insurance
(3)	Represents $1,444 paid for 401K match, $1,925 paid for employer match on health savings account and $2,772 paid for group term life insurance.
(4)	Represents $2,262 paid for group term life insurance.
(5)	Represents $6,478 paid for 401K match and $1,806 paid for group term life insurance
(6)	Represents $1,770 paid for 401K match and $1,031 paid for group term life insurance.
(7)	Represents $966 paid for group term life insurance.
(8)	Represents amounts paid for sales commissions.
(9)	Represents $6,640 paid for 401K match and $2,772 paid for group term life insurance
(10)	Represents amounts paid for group term life insurance.

Fiscal 2017 Grants of Plan-Based Awards Table

The following table shows information regarding all plan-based awards we granted to the named executive officers during the year ended January 28, 2017:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#) (1)	(#) (2)	($/sh)	($) (3)
Thinh Q. Tran President and Chief Executive Officer	07/07/16 07/07/16 07/07/16	27,643	335,000	335,000	58,000	120,000	6.48	375,840 354,420

Elias N. Nader Chief Financial Officer	07/07/16 07/07/16 07/07/16	12,375	150,000	150,000	25,000	50,000	6.48	162,000 147,675

Sal Cobar Chief Operating Officer	07/07/16 07/07/16 07/07/16	0	129,400	207,040	20,000	40,000	6.48	129,600 118,140

(1)	All stock awards listed consist of restricted stock units, which result in the issuance of common stock upon vesting. The vesting for all restricted stock units shown in the table is as follows: 25% of the award will vest on the one year anniversary and 1/16th of the award will vest quarterly thereafter. All stock awards listed were granted under our 2015 Stock Incentive Plan.

(2)

All stock awards listed consist of options to purchase shares of our common stock. The vesting for all stock options shown in the table is as follows: 25% of the award will vest on the one year anniversary and 1/36th of the award will vest monthly thereafter. All stock options listed were granted under our 2015 Stock Incentive Plan.

(3)

Amounts represent the grant date fair value of shares underlying stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2017.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of January 28, 2017:

	Option Awards				Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Thinh Q. Tran	100,000	—	41.58	2/11/18	—		—
President and Chief Executive Officer	87,500	—	10.87	11/3/18	—		—
	87,500	—	11.09	2/6/19	—		—
	150,000	—	10.59	1/26/20	—		—
	—	120,000	6.48	7/7/26	—		—
	—	—	—		3,125	(4)	20,000
	—	—	—		45,000	(5)	288,000
					58,000	(7)	371,200
Elias N. Nader	—	50,000	6.48	7/7/26	—		—
Chief Financial Officer					6,250	(6)	40,000
					2,750	(4)	17,600
					15,188	(5)	97,203
					25,000	(7)	160,000
Sal Cobar	80,000	—	11.74	4/19/20	—		—
Chief Operating Officer	—	40,000	6.48	7/7/26	—		—
					2,750	(4)	17,600
					15,188	(5)	97,203
					20,000	(7)	128,000

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Stock awards listed consist only of time-based shares (also called "restricted stock award") which will be converted into our common stock upon vesting.

(3)

The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $6.40 on January 27, 2017, the last trading day of fiscal 2017, as reported on the NASDAQ Global Market.

(4)	This restricted stock award was granted on April 8, 2015 and vests over two years. 50% of the award vests on 4/8/2016 and 1/8th of the award vests quarterly thereafter.

(5)	This restricted stock award was granted on July 10, 2015 and vests over four years. 25% of the award vested on 3/16/2016 and 1/16th of the award vests quarterly thereafter.

(6)	This restricted stock award was granted on December 30, 2013 and vests over four years in equal annual installments.

(7)	This restricted stock award was granted on July 7, 2016 and vests over four years. 25% of the award vested on 7/7/17 and 1/16th of the award vests quarterly thereafter.

Fiscal 2017 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(1)
Thinh Q. Tran	56,875	402,725
President and Chief Executive Officer

Elias N. Nader	39,187	269,962
Chief Financial Officer and Secretary

Sal Cobar	31,062	214,648
Chief Operating Officer

(1)

The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the NASDAQ Global Market multiplied by the number of shares vested.

Fiscal 2017 Director Compensation

The compensation we pay our non-employee directors is reviewed by our compensation committee and ultimately approved, taking into account information from our Compensation Committee, by our full Board of Directors, which includes one employee director.

We have established a cash compensation program for our non-employee directors. In fiscal 2017, each non-employee director was entitled to the following cash compensation (each retainer is paid quarterly):

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

Each non-employee director who was re-elected to the Board at our 2016 annual meeting of shareholders received RSUs with the following terms: (i) a number of restricted stock units equal to $100,000 divided by the price per share of our Common Stock on the date of grant; (ii) the RSU will vest on the earlier of the one year anniversary from the date of grant or the date of the 2017 annual meeting; and (iii) such vesting shall fully accelerate upon a change in control of the Company. We anticipate granting equity awards to our non-employee directors following our annual meeting each year in such amounts to be determined by the Board at that time.

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2017:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
J. Michael Dodson	70,000	100,000	170,000
Martin Manniche	60,000	100,000	160,000
Pete Thompson	60,000	100,000	160,000
Tor R. Braham	32,903	—	32,903

(1)	The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors.

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

(3)	Our non-employee directors who served during fiscal 2017 held restricted stock units as of January 28, 2017 as follows:

Director	Restricted Stock Units
J. Michael Dodson	14,534
Martin Manniche	14,534
Pete Thompson	14,534

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

Martin Manniche J. Michael Dodson Pete Thompson, Chair

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of May 15, 2017 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our Common Stock. Applicable percentage ownership is based on 38,180,384 shares of our Common Stock outstanding on May 15, 2017.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder			%
Entities affiliated with Soros Fund Management LLC(2)	4,068,819	10.7
Entities affiliated with Dimensional Fund Advisors LP (3)	3,116,796	8.2
Entities affiliated with Raging Capital Management, LLC (4)	2,548,127	6.7
Entities affiliated with The Vanguard Group (5)	2,470,782	6.5
Entities affiliated with Blackrock, Inc. (6)	2,238,040	5.9
Entities affiliated with Renaissance Technologies LLC (7)	1,773,100	4.6

Named Executive Officers, Directors and Nominees for Director
Thinh Q. Tran (8)	1,286,730	3.3
Elias N. Nader (9)	75,341	*
Sal Cobar (10)	140,153	*
J. Michael Dodson	68,050	*
Martin Manniche	53,829	*
Pete Thompson	72,661	*
All directors and executive officers as a group (6 persons) (11)	1,696,764	4.4

*Represents less than 1% of our Common Stock.

(1)

The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based solely on a report on Schedule 13G/A filed on April 14, 2017. Soros Fund Management LLC (“SFM”) is deemed to beneficially own the shares of common stock held in the account of Quantum Partners LP, a Cayman Islands exempted limited partnership (“Quantum Partners”), for which SFM serves as principal investment manager and holds the sole power to direct investments and to vote the securities. George Soros, Chairman of SFM, and Robert Soros, President and Deputy Chairman of SFM, are also deemed to beneficially own the shares of common stock of the Issuer and hold shared power to direct investments and to vote the securities. The principal business address of SFM, George Soros and Robert Soros is 250 West 55th Street, 38th Floor, New York, New York 10019.

(3)

Based solely on a report on Schedule 13G/A filed on February 9, 2017. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. All of the securities reported here are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(4)

Based solely on a report on Schedule 13G filed on February Raging Capital Management, LLC on February 14, 2017. Raging Capital Management, LLC (“Raging Capital”) is deemed to beneficially own the shares of common stock held in the account Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (“Raging Master”), for which Raging Capital serves as the investment manager and has shared power to direct investments or to vote the securities. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital and deemed to be a beneficial owner with shared power to direct investments or to vote the securities. The principal business address of Raging Capital and William C. Martin is Ten Princeton Avenue, P.O. Box 228, Rocky Hill, New Jersey 08553.

(5)

Based solely on a report on Schedule 13G/A filed on February 13, 2017. Shares beneficially owned by The Vanguard Group (“Vanguard”), Vanguard Fiduciary Trust Company (“VFTC”), or Vanguard Investments Australia, Ltd. (“VIA”). The Vanguard Group is a beneficial owner as a result of having sole power to dispose of or to direct the disposition of 2,429,272 shares. VFTC, a wholly-owned subsidiary of Vanguard, is a beneficial owner as a result of its serving as investment manager of collective trust accounts with shared power to dispose or direct the disposition of 41,510 shares. VIA, a wholly-owned subsidiary of Vanguard, is a beneficial owner as a result of its serving as investment manager of Australian investment offerings with sole power to vote or direct the vote of 0 shares. The principal business address of Vanguard, VFTC and VIA is 100 Vanguard Blvd., Malvern, PA 19355.

(6)

Based solely on a report on Schedule 13G/A filed on January 27, 2017. BlackRock, Inc. is deemed to beneficially own the shares of common stock held in the accounts for which it serves as a parent holding company and holds the sole power to direct investments or to vote the securities. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022.

(7)

Based solely on a report on Schedule 13G/A filed on February 14, 2017. Renaissance Technologies LLC (“RTC”), an investment advisor, and Renaissance Technologies Holdings Corporation (“RTHC”) are deemed to beneficially own the shares of common stock held in the accounts for which it serves as a parent holding company and holds the sole power to direct investments or to vote the securities. The principal business address of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(8)

Includes 455,000 shares issuable upon exercise of outstanding options which are exercisable within 60 days of May 15, 2017, the right to acquire 19,500 shares upon the settlement of restricted stock units within 60 days of May 15, 2017, and 812,230 shares of Common Stock held by Thinh Q Tran’s family trust.

(9)

Includes 12,500 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2017 and the right to acquire 9,500 shares upon the settlement of restricted stock units within 60 days of May 15, 2017.

(10)

Includes 90,000 shares issuable upon the exercise of outstanding options which are exercisable within 60 days of May 15, 2017 and the right to acquire 6,687 shares upon the settlement of restricted stock units within 60 days of May 15, 2017.

(11)

Includes 557,500 shares which are issuable upon the exercise of options exercisable within 60 days of May 15, 2016 and the right to acquire 35,687 shares upon the settlement of restricted stock units within 60 days of May 15, 2017.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 28, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)		(b)	(c)
Equity Compensation Plans approved by security holders (1)	2,665,571	(2)	$11.25	4,836,384
Equity Compensation Plans not approved by security holders	42,684		$3.89	---
Totals	2,708,255		$11.13	4,836,384

(1)	Consists of securities remaining available for future issuance under our 2015 Stock Incentive Plan and 2015 Employee Stock Purchase Plan.

(2)	Excludes 1,638,618 restricted stock units outstanding under our 2015 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino LLP for each of our last two fiscal years.

	2017	2016
Audit fees (1)	$996,843	$1,001,948
Tax-related fees (2)	211,175	276,475
Total	$1,208,018	$1,278,423

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

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm. In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all audit and audit related services. All of the services in fiscal 2016 and 2017 were pre-approved by the Audit Committee. The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Milpitas, State of California, on the 30th day of May 2017.

SIGMA DESIGNS, INC.

By:	/s/ Thinh Q. Tran
Thinh Q. Tran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thinh Q. Tran	President and Chief Executive Officer	May 30, 2017
Thinh Q. Tran	(Principal Executive Officer)

/s/ Elias N. Nader	Chief Financial Officer and Secretary	May 30, 2017
Elias N. Nader	(Principal Financial and Accounting Officer)

*	Lead Independent Director
J. Michael Dodson

*	Director
Martin Manniche

*	Director
Pete Thompson

*/s/Thinh Q. Tran	May 30, 2017
Thinh Q. Tran, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3.1	Second Restated Articles of Incorporation.

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