Form 10-Q
period 2017-04-29
SIGMA DESIGNS INC
filed 2017-06-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 31, 2017, the Company had 38,196,163 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 29, 2017

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 29, 2017	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$71,697	$66,425
Short-term marketable securities	2,781	4,781
Restricted cash	318	303
Accounts receivable, net of allowances of $1,641 as of April 29, 2017 and $1,630 as of January 28, 2017	26,969	35,860
Inventory	18,865	18,147
Prepaid expenses and other current assets	8,053	8,017
Total current assets	128,683	133,533

Software, equipment and leasehold improvements, net	19,380	18,523
Intangible assets, net	27,754	30,744
Goodwill	10,594	10,594
Deferred tax assets	705	625
Long-term investments	2,000	2,000
Other non-current assets	5,760	5,755
Total assets	$194,876	$201,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,768	$14,230
Accrued compensation and related benefits	9,489	8,127
Accrued liabilities	15,363	13,607
Total current liabilities	42,620	35,964

Income taxes payable	11,443	15,752
Long-term deferred tax liabilities	287	287
Other long-term liabilities	5,538	6,225
Total liabilities	59,888	58,228

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 42,855,633 issued and 38,179,884 outstanding as of April 29, 2017 and 42,806,279 issued and 38,130,530 outstanding as of January 28, 2017	514,619	513,168
Treasury stock, at cost, 4,675,749 shares as of April 29, 2017 and January 28, 2017	(88,336)	(88,336)
Accumulated other comprehensive loss	(1,930)	(2,178)
Accumulated deficit	(289,365)	(279,108)
Total shareholders’ equity	134,988	143,546
Total liabilities and shareholders’ equity	$194,876	$201,774

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 29, 2017	April 30, 2016

Net revenue	$39,564	$53,775
Cost of revenue	20,940	29,774
Gross profit	18,624	24,001
Operating expenses
Research and development	18,169	19,155
Sales and marketing	5,372	5,723
General and administrative	5,454	5,138
Impairment of IP	3,006	-
Total operating expenses	32,001	30,016
Loss from operations	(13,377)	(6,015)
Interest and other expense, net	(465)	(751)
Loss before income taxes	(13,842)	(6,766)
Provision for income taxes	1,017	1,332
Net loss	$(14,859)	$(8,098)
Net loss per common share:
Basic	$(0.39)	$(0.22)
Diluted	$(0.39)	$(0.22)
Shares used in computing net loss per share:
Basic	38,156	36,872
Diluted	38,156	36,872

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016

Net loss	$(14,859)	$(8,098)

Other comprehensive income:
Change in currency translation adjustments, net of tax	245	580
Change in unrealized gains on marketable securities, net of tax	3	21
Other comprehensive income	248	601

Comprehensive loss	$(14,611)	$(7,497)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities
Net loss	$(14,859)	$(8,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,277	6,178
Stock-based compensation	1,529	1,892
Provision for excess and obsolete inventory	449	101
Provision for (recovery of) sales returns, discounts and doubtful accounts	11	(402)
Deferred income taxes	(81)	(101)
Impairment of IP	3,006	-
Impairment of privately-held investment	-	300
Other non-cash activities	313	-
Changes in operating assets and liabilities:
Accounts receivable	8,880	(7,441)
Inventory	(1,167)	2,300
Prepaid expenses, other current and non-current assets	(337)	(1,437)
Accounts payable	3,411	(2,043)
Other long-term liabilities, accrued liabilities, compensation and related benefits	2,352	2,881
Income taxes payable	732	1,008
Net cash provided by (used in) operating activities	8,516	(4,862)
Cash flows from investing activities
Restricted cash	(15)	77
Sales and maturities of marketable securities	2,003	11
Purchases of software, equipment and leasehold improvements	(4,118)	(810)
Purchases of IP	(1,044)	(1,838)
Net cash used in investing activities	(3,174)	(2,560)
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	6	136
Net share settlement of equity awards issued to employees	(84)	(264)
Net cash used in financing activities	(78)	(128)
Effect of foreign exchange rate changes on cash and cash equivalents	8	88
Net increase (decrease) in cash and cash equivalents	5,272	(7,462)
Cash and cash equivalents, beginning of period	66,425	63,790
Cash and cash equivalents, end of period	$71,697	$56,328

Supplemental disclosure of cash flow information
Cash paid for income taxes	$349	$383

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent platforms for use in a variety of home entertainment and home control appliances. We sell our products into two primary target markets which are the Connected Smart TV Platforms and Internet of Things (“IoT”) Devices markets. Our integrated system-on-chip (“SoC”) solutions serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile IoT products. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers (“OEMs”), and Original Design Manufacturers (“ODMs”). We derive a portion of our revenue from licensing and other activities, including licensing of our software development kits, and engineering support services for hardware and software.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The first quarter of fiscal 2018 and fiscal 2017 ended on April 29, 2017 (91 days) and April 30, 2016 (91 days), respectively.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 28, 2017, included in our fiscal 2017 Annual Report on Form 10-K, as filed with the SEC on March 30, 2017, referred to as our fiscal 2017 Annual Report.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at April 29, 2017 and January 28, 2017, the consolidated results of our operations for the three months ended April 29, 2017 and April 30, 2016, and the consolidated cash flows for the three months ended April 29, 2017 and April 30, 2016.  The results of operations for the three months ended April 29, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the three months ended April 29, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2017 Annual Report.

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payments, including the accounting for income taxes and forfeitures, as well as the classification on the statements of cash flows. We adopted this ASU in the first quarter of fiscal 2018 by recording the cumulative impact through an increase in retained earnings of $4.6 million. Stock-based compensation excess tax benefits or deficiencies are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented on our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

We have elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the three months ended April 29, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was less than $0.1 million and recognized as an increase to paid-in capital as of January 29, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this ASU, the measurement principle for inventory changed from the lower of cost or market value to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this ASU in the first quarter of fiscal 2018 with no material impact on our condensed consolidated financial statements.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently issued accounting pronouncements not yet effective: Recent accounting pronouncements expected to impact our operations that are not yet effective are summarized as follows:

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. We will not be required to adopt ASU 2016-18 until the commencement of our first quarter of fiscal 2019, but early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). We currently expect to adopt Topic 606 as of February 4, 2018, using the modified retrospective transition method applied to those contracts that were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements.

2.             Cash, cash equivalents and marketable securities

As of both April 29, 2017 and January 28, 2017, we had $0.3 million, of restricted cash related to an office-space operating lease and other transactions which are not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	April 29, 2017			January 28, 2017
	Book Value	Net Unrealized Losses	Fair Value	Book Value	Net Unrealized Losses	Fair Value
Money market funds	$5,744	$-	$5,744	$3,715	$-	$3,715
Corporate bonds	1,500	-	1,500	3,506	(1)	3,505
Fixed income mutual funds	1,284	(3)	1,281	1,280	(4)	1,276
Total cash equivalents and marketable securities	$8,528	$(3)	8,525	$8,501	$(5)	8,496

Cash on hand held in the United States			4,583			9,378
Cash on hand held overseas			61,370			53,332
Total cash on hand			65,953			62,710
Total cash, cash equivalents and marketable securities			$74,478			$71,206

Reported as:
Cash and cash equivalents			$71,697			$66,425
Short-term marketable securities			2,781			4,781
			$74,478			$71,206

The amortized cost and estimated fair value of cash equivalents and marketable securities have a contractual maturity of one year or less.

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of April 29, 2017 and January 28, 2017 (in thousands):

	April 29, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$5,744	$5,744	$-	$-
Corporate bonds	1,500	1,500	-	-
Fixed income mutual funds	1,281	1,281	-	-
Total cash equivalents and marketable securities	8,525	8,525	-	-
Restricted cash	318	318	-	-
Total assets measured at fair value	$8,843	$8,843	$-	$-

	January 28, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,715	$3,715	$-	$-
Corporate bonds	3,505	3,505	-	-
Fixed income mutual funds	1,276	1,276	-	-
Total cash equivalents and marketable securities	8,496	8,496	-	-
Restricted cash	303	303	-	-
Total assets measured at fair value	$8,799	$8,799	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of April 29, 2017, we held an equity investment in one privately-held company with a carrying value of $2.0 million. Our President and Chief Executive Officer is a member of the Board of Directors of this company. We did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment during the three months ended April 29, 2017 and April 30, 2016. Our equity investment in this privately-held company constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over this company.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Supplemental financial information

Inventory consists of the following (in thousands):

	April 29, 2017	January 28, 2017
Wafers and other purchased materials	$10,944	$8,595
Work-in-process	3,025	2,780
Finished goods	4,896	6,772
Total inventory	$18,865	$18,147

Prepaid expenses and other current assets consist of the following (in thousands):

	April 29, 2017	January 28, 2017
Prepayments for taxes	$3,444	$3,421
Non-operating receivable	742	955
Prepayments for royalties	905	776
Other current assets	2,962	2,865
Total prepaid expenses and other current assets	$8,053	$8,017

Software, equipment and leasehold improvements consist of the following (in thousands, except for years):

	Estimated Useful Lives (Years)			April 29, 2017	January 28, 2017
Software	3	-	5	$49,999	$49,915
Mask sets		3		21,255	18,209
Equipment		3		8,021	7,719
Office equipment and furniture	3	-	5	7,918	7,857
Leasehold improvements	1	-	5	2,129	2,108
Total				89,322	85,808
Less: Accumulated depreciation and amortization				(69,942)	(67,285)
Total software, equipment and leasehold improvements, net				$19,380	$18,523

The table above includes, as of April 29, 2017, mask sets, net of amortization, of $2.6 million, which represents our share of the cost incurred in connection with the collaborative arrangement discussed in Note 11.

Software, equipment and leasehold improvement depreciation and amortization expense for the three months ended April 29, 2017 and April 30, 2016 was $2.7 million and $3.4 million, respectively.

Accrued liabilities consist of the following (in thousands):

	April 29, 2017	January 28, 2017
License fees	$4,669	$5,578
Income taxes payable, current portion	2,533	2,094
Rebates	1,852	1,585
Royalties	1,713	1,378
Warranty	727	783
Deferred revenue	460	350
Other accrued liabilities	3,409	1,839
Total accrued liabilities	$15,363	$13,607

The following table summarizes activity related to accrued rebates (in thousands):

Three months ended April 29, 2017
Beginning balance	$1,585
Charged as a reduction of revenue	725
Payments	(458)
Ending balance	$1,852

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	April 29, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(53,266)	$7,547	7.3
Customer relationships	54,505	(30,486)	(21,033)	2,986	5.5
Trademarks and other	4,078	-	(3,888)	190	1.7
Purchased IP - amortizing	35,964	(5,516)	(24,104)	6,344	2.4
Total amortizing	179,974	(60,616)	(102,291)	17,067	5.1
Purchased IP - not yet deployed	18,133	(7,446)	-	10,687
Total intangibles	$198,107	$(68,062)	$(102,291)	$27,754

	January 28, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(52,854)	$7,959	7.4
Customer relationships	54,505	(30,486)	(20,897)	3,122	5.8
Trademarks and other	4,078	-	(3,858)	220	1.9
Purchased IP - amortizing	36,007	(5,516)	(23,057)	7,434	2.3
Total amortizing	180,017	(60,616)	(100,666)	18,735	5.0
Purchased IP - not yet deployed	16,449	(4,440)	-	12,009
Total intangibles	$196,466	$(65,056)	$(100,666)	$30,744

Acquired intangible assets represent intangible assets acquired through business combinations. Purchased intellectual property (“IP”) represents intangible assets acquired through direct purchases of licensed technology from vendors which is incorporated into our products.

Purchased IP not yet deployed relates to purchased IP from third parties for our products that are currently in development. We begin amortizing such IP upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such IP is incorporated. The table above includes, as of April 29, 2017, purchased IP not yet deployed of $0.8 million, which represents our share of the cost incurred in connection with the collaborative arrangement discussed in Note 11.

As part of our restructuring plan as discussed in Note 7, we recorded an impairment charge of $3.0 million for purchased IP not yet deployed for the three months ended April 29, 2017.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Cost of revenue	$1,173	$2,053
Operating expenses	447	717
Total intangibles amortization expense	$1,620	$2,770

As of April 29, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2018 (remaining nine months)	$4,053
2019	4,318
2020	2,833
2021	1,588
2022	1,243
Thereafter	3,032
Total	$17,067

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of April 29, 2017, the total amount of outstanding non-cancelable purchase orders was approximately $20.2 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of April 29, 2017, remaining payments under this agreement totaled $3.0 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $2.5 million as of April 29, 2017. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of April 29, 2017.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase design tools for $7.8 million. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of April 29, 2017, remaining payments under this agreement totaled $5.9 million. In addition to this agreement, we have entered into purchase arrangements for certain design tools; remaining payments under these agreements totaled $0.6 million as of April 29, 2017. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of April 29, 2017.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three months ended April 29, 2017 and April 30, 2016, we recorded gross royalty expense of $0.6 million and $1.3 million, respectively, in cost of revenue in the accompanying condensed consolidated statements of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly CopperGate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through April 29, 2017, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of April 29, 2017, our remaining potential obligation under these programs was approximately $1.2 million.

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

Details of the change in accrued warranty as of April 29, 2017 and April 30, 2016 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
April 29, 2017	$783	$84	$(140)	$727
April 30, 2016	$959	$139	$(138)	$960

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Broadcom Corporation Litigation: On March 7, 2017, Broadcom Corporation (“Broadcom”), filed suit against us in the United States District Court for the Central District of California asserting infringement of U.S. Patent No. 7,310,104. On March 8, 2017, Broadcom instituted proceedings in the United States ITC asserting infringement of U.S. Patent No. 7,310,104 and has subsequently filed a motion seeking to also assert infringement of U.S. Patent Nos. 8,284,844 and 7,590,059. The California and ITC complaint seek unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

Third-party licensed technology

We regularly license technology from various third party licensors and incorporate that technology into our product offerings. Some of these technology licenses require us to pay royalties directly to the licensor, while others require us to report sales activities to our licensors so that royalties may be collected from our customers. From time to time, we are audited by our licensors for compliance with the terms of our license agreements. On February 10, 2017, we received a letter from one of our licensors notifying us of their intent to audit our compliance with the terms of the license agreements. On May 15, 2017, we started the audit proceedings and intend to cooperate with the licensor to bring the audit process to a resolution. At this time, we are unable to determine the outcome of this audit and, accordingly, cannot estimate the potential financial impact this audit could have on our business, operating results, cash flows or financial position.

We may be required to make additional payments as a result of pending or future compliance audits. For license agreements where we have royalty obligations, we charge any settlement-related payments that we make in connection with compliance audits to cost of revenue. For license agreements where we have reporting obligations, we treat any settlement-related payments as penalties, and charge the amounts to operating expenses in sales and marketing. As of the date of this filing, we believe we are substantially in compliance with the terms of our license agreements.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Restructuring charges

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect the Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, a facility closure, and impairment of certain purchased IP. Restructuring charges can include severance costs, infrastructure charges related to our planned facility closure, and contract cancellation and legal costs.

In the first quarter of fiscal 2018, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our North America operations. As a result, for the three months ended April 29, 2017, we recorded a restructuring charge of $0.4 million, reflected in general and administrative expense, and less than $0.1 million in cash payments. In addition, we recorded an impairment charge for purchased IP not yet deployed of $3.0 million as we no longer intend to use this IP. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

8.           Earnings per share

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

	Three Months Ended
	April 29, 2017	April 30, 2016
Stock options	2,421	2,388
Restricted stock units and awards	1,427	736

9.           Employee benefits

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan of $0.2 million for each of the three months ended April 29, 2017 and April 30, 2016.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee and from April 2017 to March 2018, the annual base is capped at RMB 19,512 per employee. We made matching contributions of $0.6 million for both the three months ended April 29, 2017 and April 30, 2016.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, The Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended April 29, 2017 and April 30, 2016.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of April 29, 2017, we have an accrued severance liability of $0.9 million partially offset by an asset of $0.8 million of severance employee funds. We made contributions of less than $0.1 million for each of the three months ended April 29, 2017 and April 30, 2016.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, the Company distinguishes between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 7, during the first quarter of fiscal 2018, we recorded a restructuring charge of $0.4 million, which includes termination benefits of $0.2 million, reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Employee stock purchase plan

During the first quarter of fiscal 2016, we discovered that we inadvertently sold shares of our common stock to our employees during fiscal 2015 in excess of the shares of common stock authorized to be issued under our 2010 Employee Stock Purchase Plan (“2010 ESPP”). As a result, we may have failed to comply with the registration or qualification requirements of the federal securities law. Certain purchasers of the shares that were issued in excess of the shares authorized under our 2010 ESPP may have the right to rescind their purchases from us for an amount equal to the purchase price paid for shares, plus interest from the date of purchase. These shares were treated as issued and outstanding for financial reporting purposes as of the original date of issuance. We intend to make a registered rescission offer in fiscal 2018 to eligible participants who purchased shares during the impacted offering periods in fiscal 2015.

As of April 29, 2017, there were approximately 40,582 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares or the planned rescission offer will have a material impact on our condensed consolidated financial statements.

On August 22, 2016, we reached a closing agreement with the Internal Revenue Service on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP and in March 2017, we settled with the relevant state tax authorities.

10.           Income taxes

We recorded a provision for income taxes of $1.0 million and $1.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three months ended April 29, 2017 and April 30, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

11.           Collaborative Arrangement

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

Net loss from this collaborative arrangement, included in net revenue, was less than $0.1 million for the three months ended April 29, 2017. Research and development expense recorded in connection with this collaboration agreement was $0.5 million for the three months ended April 29, 2017.

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, and engineering support services for hardware and software; that revenue is not significant as it represented zero of our total net revenue for each of the three months ended April 29, 2017 and April 30, 2016, respectively.

The following tables set forth net revenue attributable to each target market (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Connected Smart TV Platforms	$27,890	$43,708
IoT Devices	11,674	9,917
License and other	-	150
Net revenue	$39,564	$53,775

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Asia	$31,922	$46,041
North America	5,819	6,615
Europe	1,823	1,119
Net revenue	$39,564	$53,775

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

China, including Hong Kong	$21,790	$27,457
Taiwan	6,951	13,964
United States	5,520	6,589
Republic of Korea	1,675	1,511
Rest of the world	3,628	4,254
Net revenue	$39,564	$53,775

During the three months ended April 29, 2017, Arris Global, Sunjet Components Corporation, and Silicon Application accounted for 19%, 16% and 16% of our net revenue, respectively. During the three months ended April 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 22% and 11% of our net revenue, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan,", “anticipate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements about our capital resources and needs, including the adequacy of our current cash reserves; the expectation that our revenue from the IoT Devices market will likely increase in the foreseeable future; anticipated deployments and design wins in the Connected Smart TV Platforms target market, if any; anticipated seasonality associated with our Connected Smart TV Platforms and IoT Devices target markets; our ability to successfully execute our restructuring activities in fiscal 2018; and our expectations that our gross margin will vary from period to period. These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a global integrated system-on-chip, or SoC, solutions provider offering intelligent platforms for use in a variety of home entertainment and home control appliances. Our goal is to ensure that our chipsets serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home devices, and mobile Internet of Things, or IoT, products. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, and engineering support services for hardware and software.

Our chipset products and target markets

We consider our semiconductor products primarily to be chipsets because each of our products is comprised of multiple semiconductors.  We believe our chipsets enable our customers to efficiently bring consumer multimedia devices to market.  We design our highly integrated products to significantly improve performance, lower power consumption and reduce cost. We sell our products into two target markets: Connected Smart TV Platforms and IoT Devices.

Connected Smart TV Platforms Market

The Connected Smart TV Platforms market consists of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve this market with our media processor chips, dedicated post-processing products and home networking controllers.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the three months ended April 29, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2017 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% of Net Revenue	April 30, 2016	% of Net Revenue
Net revenue	$39,564	100%	$53,775	100%
Cost of revenue	20,940	53%	29,774	55%
Gross profit	18,624	47%	24,001	45%
Operating expenses
Research and development	18,169	46%	19,155	36%
Sales and marketing	5,372	14%	5,723	11%
General and administrative	5,454	14%	5,138	9%
Impairment of IP	3,006	7%	-	-%
Total operating expenses	32,001	81%	30,016	56%
Loss from operations	(13,377)	(34%)	(6,015)	(11%)
Interest and other expense, net	(465)	(1%)	(751)	(2%)
Loss before income taxes	(13,842)	(35%)	(6,766)	(13%)
Provision for income taxes	1,017	3%	1,332	2%
Net loss	$(14,859)	(38%)	$(8,098)	(15%)

Net revenue

Our net revenue for the three months ended April 29, 2017 decreased $14.2 million, or 26%, compared to the corresponding period in the prior fiscal year due to decreases within the Connected Smart TV Platforms market, partially offset by an increase within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% of Net Revenue	April 30, 2016	% of Net Revenue
Connected Smart TV Platforms	$27,890	70%	$43,708	81%
IoT Devices	11,674	30%	9,917	19%
License and other	-	-%	150	-%
Net revenue	$39,564	100%	$53,775	100%

Connected Smart TV Platforms: For the three months ended April 29, 2017, net revenue from sales of our products into the Connected Smart TV Platforms market decreased by $15.8 million, or 36%, compared to the corresponding period in the prior fiscal year. We experienced a decrease of 26% in units shipped. The volume decline in our Connected Smart TV Platforms market resulted primarily from the lower demand for our chipsets used in ultra-high definition televisions, also known as Ultra-HD televisions, and the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. In addition, our wired home networking controller chipsets contributed to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings.

In September 2016, we entered into a joint collaboration agreement with Telechips Inc., or Telechips, to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. We receive a marketing service fee in an amount equal to 50% of the net profit from the collaboration agreement, which is included in net revenue. Net loss from this collaborative arrangement was less than $0.1 million for the three months ended April 29, 2017.

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

IoT Devices:  For the three months ended April 29, 2017, net revenue from sales of our products into the IoT Devices market increased $1.8 million, or 18%, compared to the corresponding period in the prior fiscal year, which was primarily the result of increased demand, evidenced by an increase of 67% in units shipped primarily to the Asia region. In addition, we derive a portion of our IoT Devices revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. Membership revenue was $0.5 million for both the three months ended April 29, 2017 and April 30, 2016.

We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control and automation products primarily in the North America region. We expect our revenue from the IoT Devices market to increase in the foreseeable future.

License and other:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. Net revenue for both the three months ended April 29, 2017 and April 30, 2016 was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% of Net Revenue	April 30, 2016	% of Net Revenue
Asia	$31,922	81%	$46,041	86%
North America	5,819	15%	6,615	12%
Europe	1,823	4%	1,119	2%
Net revenue	$39,564	100%	$53,775	100%

Asia:  Our net revenue from customers in Asia decreased $14.1 million, or 31%, for the three months ended April 29, 2017, compared to the corresponding period in the prior fiscal year. The decrease was largely attributable to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This decrease was compounded by reduced demand of our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. These decreases were partially offset by an increase in demand within the IoT Devices market. Net revenue from customers in Asia as a percentage of our total net revenue for the three months ended April 29, 2017 decreased 5 percentage points compared to the corresponding period in the prior fiscal year. This decline is primarily due to the decrease experienced within our Connected Smart TV Platforms market and the increase in revenue in Europe.

North America:  Our net revenue from North American customers decreased $0.8 million, or 12%, for the three months ended April 29, 2017 compared to the corresponding period in the prior fiscal year. The decrease was mainly attributable to lower IoT revenue derived from non-recurring engineering contracts. Net revenue from North American customers as a percentage of our total net revenue for the three months ended April 29, 2017 increased 3 percentage points compared to the corresponding period in the prior fiscal year primarily due to the significant decrease in revenue in Asia.

Europe:  Our net revenue from European customers increased $0.7 million, or 63%, for the three months ended April 29, 2017, compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for the three months ended April 29, 2017 increased 2 percentage points compared to the corresponding period in the prior fiscal year. These increases were primarily the result of an increase in shipments within our IoT market, primarily in Poland.

Major customers

During the three months ended April 29, 2017, Arris Global, Sunjet Components Corporation, and Silicon Application accounted for 19%, 16% and 16% of our net revenue, respectively. During the three months ended April 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 22% and 11% of our net revenue, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% Change	April 30, 2016
Gross profit	$18,624	(22%)	$24,001
Gross margin %	47.1%	2.5%	44.6%

Gross profit decreased $5.4 million, or 22%, for the three months ended April 29, 2017, compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower sales volumes within the Connected Smart TV Platforms market. Our gross margin increased 2.5 percentage points for the three months ended April 29, 2017, compared to the corresponding period in the prior fiscal year primarily due to favorable shifts in the product mix within the Connected Smart TV Platforms market.

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

	Three Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
Research and development expense	$18,169	$19,155	$(986)	(5%)
Percent of net revenue	45.9%	35.6%

Research and development expense decreased $1.0 million, or 5%, during the three months ended April 29, 2017 compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower amortization of design tools of $0.9 million and third-party engineering services contributing to certain research and development activities of $0.5 million, partially offset by $0.5 million incurred resulting from our collaboration arrangement with Telechips. We had 509 employees in research and development as of April 29, 2017 compared to 516 employees as of April 30, 2016.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
Sales and marketing expense	$5,372	$5,723	$(351)	(6%)
Percent of net revenue	13.6%	10.6%

Sales and marketing expense decreased $0.4 million, or 6%, during the three months ended April 29, 2017 compared to the corresponding period in the prior fiscal year. The decrease was primarily due to lower amortization of acquired intangibles related to customer relationships and marketing programs. We had 96 employees in sales and marketing as of April 29, 2017 compared to 101 employees as of April 30, 2016.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
General and administrative expense	$5,454	$5,138	$316	6%
Percent of net revenue	13.8%	9.6%

General and administrative expense increased $0.3 million, or 6%, during the three months ended April 29, 2017 compared to the corresponding period in the prior fiscal year. The increase was primarily due to severance charges and legal services associated with the restructuring plan. We had 73 employees in general and administrative as of April 29, 2017 compared to 78 employees as of April 30, 2016.

Restructuring charges

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect our Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, a facility closure, and impairment of certain purchased intellectual property, or IP.  Restructuring charges can include severance costs, infrastructure charges related to our planned facility closure, and contract cancellation and legal costs. We expect our headcount reduction to be completed by the end of fiscal 2018 and we currently anticipate that the majority of these departing employees will be from our research and development group for the Connected Smart TV Platforms market.

In the first quarter of fiscal 2018, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our North America operations. As a result, for the three months ended April 29, 2017, we recorded a restructuring charge of $0.4 million, reflected in general and administrative expense, and less than $0.1 million in cash payments. In addition, we recorded an impairment charge for purchased IP not yet deployed of $3.0 million as we no longer intend to use this IP. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

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

Our business requires investment in purchased IP, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased IP, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the three months ended April 29, 2017, we recorded impairment charges related to certain purchased IP of $3.0 million as part of our restructuring plan. We recorded no impairment charges during the three months ended April 30, 2016.

Interest and other expense, net

The following table sets forth net interest and other expense and the related change (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
Interest and other expense, net	$(465)	$(751)	$(286)	(38%)

Interest and other expense primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements. The decrease of $0.3 million, or 38%, for the three months ended April 29, 2017 compared to the corresponding period in the prior fiscal year was partially due to favorable changes in foreign currency fluctuations.

Provision for income taxes

We recorded a provision for income taxes of $1.0 million and $1.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively.  The decrease in tax expense is primarily attributable to lower profitability in taxable jurisdictions in the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three months ended April 29, 2017 and April 30, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

As of April 29, 2017, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $74.5 million, which represents approximately $1.95 per share of outstanding common stock as compared to $1.87 as of January 28, 2017. Working capital as of April 29, 2017 was $86.1 million. Total cash and cash equivalents increased by $5.3 million compared to January 28, 2017, primarily due to favorable changes in operating assets and liabilities of $13.9 million and maturities of marketable securities of $2.0 million, partially offset by $5.4 million of net loss after non-cash adjustments of $9.5 million and purchases of tangible and intangible assets of $5.2 million.

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net cash provided by (used in):
Operating activities	$8,516	$(4,862)
Investing activities	(3,174)	(2,560)
Financing activities	(78)	(128)
Effect of foreign exchange rate changes on cash and cash equivalents	8	88
Net increase (decrease) in cash and cash equivalents	$5,272	$(7,462)

Cash flows from operating activities

Net cash provided by operating activities of $8.5 million for the three months ended April 29, 2017 was primarily due to a favorable net change of $13.9 million in operating assets and liabilities, partially offset by $5.4 million of net loss after non-cash adjustments of $9.5 million, such as stock-based compensation expense, depreciation and amortization. The increase in cash flow from operating activities during the three months ended April 29, 2017 as compared to the corresponding period in fiscal 2017, was primarily due to an increase in the net change in operating assets and liabilities of $18.6 million. This was partially offset by an increase in net loss of $6.8 million. The favorable changes in operating assets and liabilities were primarily driven by the timing of collections and payments.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $3.2 million for the three months ended April 29, 2017, which was primarily due to purchases of IP and software, equipment and leasehold improvements of $1.1 million and $4.1 million, respectively, partially offset by maturities of marketable securities of $2.0 million. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Compared to the corresponding period in fiscal 2017, net cash used in investing activities increased by $0.6 million for the three months ended April 29, 2017. The increase was primarily due to higher purchases of tangible property and equipment of $3.3 million. The effect was partially offset by proceeds from the maturities of marketable securities of $2.0 million and lower purchases of IP of $0.8 million.

Cash flows from financing activities

Net cash used in financing activities was $0.1 million for the three months ended April 29, 2017, which was due to the employee payroll taxes paid related to net share settlement of restricted stock units, partially offset by proceeds from the exercise of employee stock options and stock purchase rights. Net cash used in investing activities remained flat as compared to the corresponding period in fiscal 2017.

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

Off-Balance Sheet Arrangements

As of April 29, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to twelve week lead-time basis. For further discussion, refer to Note 6, “Commitments and contingencies” of the Notes to the unaudited condensed consolidated financial statements of this Form 10-Q included in Item 1 of this report.

The following table sets forth the amounts of payments due under specified contractual obligations as of April 29, 2017 (in thousands):

	Payments due by Period
	Fiscal 2018 (Remaining 9 months)	Fiscal 2019 - 2020	Fiscal 2021 - 2022	Thereafter	Total

Operating leases	$3,044	$3,530	$1,492	$-	$8,066
Third-party licensed IP	3,828	1,640	-	-	5,468
Design tools	2,316	4,090	-	-	6,406
Non-cancelable purchase obligations	20,191	-	-	-	20,191
Total contractual obligations	$29,379	$9,260	$1,492	$-	$40,131

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since January 28, 2017.

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

Interest rate sensitivity:  As of April 29, 2017 and January 28, 2017, we held approximately $74.5 million and $71.2 million, respectively, of cash, cash equivalents and short-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of April 29, 2017 and January 28, 2017, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at April 29, 2017 and January 28, 2017, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.9 million and $0.8 million, respectively.

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

As of April 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of April 29, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 6, “Commitments and contingencies,” in the Notes to condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

The Company has established a meeting date for its 2017 annual meeting of shareholders (the “2017 Annual Meeting”). The 2017 Annual Meeting will be held at the Company’s offices located at 47467 Fremont Blvd., Fremont, California beginning at 9:30 A.M., Pacific Time, on August 17, 2017.

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
Date: June 7, 2017
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