Form 10-Q
period 2017-07-29
SIGMA DESIGNS INC
filed 2017-09-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2017, the Company had 38,515,791 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 29, 2017

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 29, 2017	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$65,912	$66,425
Short-term marketable securities	1,284	4,781
Restricted cash	323	303
Accounts receivable, net of allowances of $1,658 as of July 29, 2017 and $1,630 as of January 28, 2017	24,949	35,860
Inventory	16,147	18,147
Prepaid expenses and other current assets	7,490	8,017
Total current assets	116,105	133,533

Software, equipment and leasehold improvements, net	20,145	18,523
Intangible assets, net	27,199	30,744
Goodwill	10,594	10,594
Deferred tax assets	710	625
Long-term investments	1,820	2,000
Other non-current assets	5,147	5,755
Total assets	$181,720	$201,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,561	$14,230
Accrued compensation and related benefits	8,177	8,127
Accrued liabilities	14,953	13,607
Total current liabilities	38,691	35,964

Income taxes payable	12,241	15,752
Long-term deferred tax liabilities	287	287
Other long-term liabilities	4,838	6,225
Total liabilities	56,057	58,228

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 43,170,314 issued and 38,494,565 outstanding as of July 29, 2017 and 42,806,279 issued and 38,130,530 outstanding as of January 28, 2017	517,030	513,168
Treasury stock, at cost, 4,675,749 shares as of July 29, 2017 and January 28, 2017	(88,336)	(88,336)
Accumulated other comprehensive loss	(989)	(2,178)
Accumulated deficit	(302,042)	(279,108)
Total shareholders’ equity	125,663	143,546
Total liabilities and shareholders’ equity	$181,720	$201,774

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net revenue	$39,508	$61,316	$79,072	$115,091
Cost of revenue	20,688	31,734	41,628	61,508
Gross profit	18,820	29,582	37,444	53,583

Operating expenses
Research and development	17,993	18,836	36,162	37,991
Sales and marketing	5,113	5,939	10,486	11,662
General and administrative	4,945	4,820	10,155	9,958
Restructuring charges	1,723	-	1,966	-
Impairment of IP	-	300	3,006	300
Total operating expenses	29,774	29,895	61,775	59,911
Loss from operations	(10,954)	(313)	(24,331)	(6,328)
Interest and other (expense) income, net	(758)	415	(1,223)	(336)
(Loss) income before income taxes	(11,712)	102	(25,554)	(6,664)
Provision for income taxes	965	1,824	1,982	3,156
Net loss	$(12,677)	$(1,722)	$(27,536)	$(9,820)

Net loss per common share:
Basic	$(0.33)	$(0.05)	$(0.72)	$(0.27)
Diluted	$(0.33)	$(0.05)	$(0.72)	$(0.27)

Shares used in computing net loss per share:
Basic	38,289	37,182	38,222	37,028
Diluted	38,289	37,182	38,222	37,028

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(12,677)	$(1,722)	$(27,536)	$(9,820)

Other comprehensive income (loss):
Change in currency translation adjustments, net of tax	935	(365)	1,180	215
Change in unrealized gains on marketable securities, net of tax	5	31	8	52
Other comprehensive income (loss)	940	(334)	1,188	267

Comprehensive loss	$(11,737)	$(2,056)	$(26,348)	$(9,553)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(27,536)	$(9,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,347	11,579
Stock-based compensation	2,764	3,643
Provision for excess and obsolete inventory	897	683
Provision for (recovery of) sales returns, discounts and doubtful accounts	28	(13)
Deferred income taxes	(91)	(238)
Impairment of IP	3,006	300
Impairment of privately-held investment	-	886
Other non-cash activities	(391)	(472)
Changes in operating assets and liabilities:
Accounts receivable	10,884	(15,536)
Inventory	1,103	4,573
Prepaid expenses, other current and non-current assets	1,633	3,778
Accounts payable	1,452	(3,766)
Other long-term liabilities, accrued liabilities, compensation and related benefits	2,197	4,437
Income taxes payable	(5)	2,699
Net cash provided by operating activities	4,288	2,733

Cash flows from investing activities:
Restricted cash	(20)	82
Purchases of marketable securities	(645)	-
Sales and maturities of marketable securities and long-term investment	4,330	3,577
Purchases of software, equipment and leasehold improvements	(6,489)	(2,685)
Purchases of IP	(3,170)	(2,431)
Reimbursement of costs related to purchased IP	-	2,212
Net cash (used in) provided by investing activities	(5,994)	755

Cash flows from financing activities:
Net share settlement of equity awards issued to employees	(198)	(375)
Net proceeds from exercise of employee stock options and stock purchase rights	1,296	1,515
Net cash provided by financing activities	1,098	1,140

Effect of foreign exchange rate changes on cash and cash equivalents	95	(65)
Net (decrease) increase in cash and cash equivalents	(513)	4,563

Cash and cash equivalents, beginning of period	66,425	63,790
Cash and cash equivalents, end of period	$65,912	$68,353

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,180	$654

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our,” “the Company” and “us”) is a provider of intelligent platforms for use in a variety of home entertainment and home control appliances. We sell our products into two primary target markets which are the Connected Smart TV Platforms and Internet of Things (“IoT”) Devices markets. Our integrated system-on-chip (“SoC”) solutions serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile IoT products. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers (“OEMs”), and Original Design Manufacturers (“ODMs”), however, a certain amount of non-recurring engineering services, development kit sales, and licensing revenue are also derived from our target markets. Additionally, we derive a minor portion of our revenue from non-core licensing and other activities, which is reported under the License and other markets.

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The second quarter of fiscal 2018 and fiscal 2017 ended on July 29, 2017 (91 days) and July 30, 2016 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at July 29, 2017 and January 28, 2017, the consolidated results of our operations for the three and six months ended July 29, 2017 and July 30, 2016, and the consolidated cash flows for the six months ended July 29, 2017 and July 30, 2016.  The results of operations for the three and six months ended July 29, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the six months ended July 29, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, “Organization and Summary of Significant Accounting Policies,” in Part II, Item 8 of our fiscal 2017 Annual Report.

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

We have elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the three and six months ended July 29, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was less than $0.1 million and recognized as an increase to paid-in capital as of January 29, 2017.

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

2.             Cash, cash equivalents and marketable securities

As of both July 29, 2017 and January 28, 2017, we had $0.3 million of restricted cash related to an office-space operating lease and other transactions which are not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	July 29, 2017			January 28, 2017
	Book Value	Net Unrealized Gains	Fair Value	Book Value	Net Unrealized Losses	Fair Value
Money market funds	$81	$-	$81	$3,715	$-	$3,715
Corporate bonds	-	-	-	3,506	(1)	3,505
Fixed income mutual funds	1,282	2	1,284	1,280	(4)	1,276
Total cash equivalents and marketable securities	$1,363	$2	$1,365	$8,501	$(5)	$8,496

Cash on hand held in the United States			3,756			9,378
Cash on hand held overseas			62,075			53,332
Total cash on hand			65,831			62,710
Total cash, cash equivalents and marketable securities			$67,196			$71,206

Reported as:
Cash and cash equivalents			$65,912			$66,425
Short-term marketable securities			1,284			4,781
			$67,196			$71,206

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

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis as of July 29, 2017 and January 28, 2017 (in thousands):

	July 29, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$81	$81	$-	$-
Fixed income mutual funds	1,284	1,284	-	-
Total cash equivalents and marketable securities	1,365	1,365	-	-
Restricted cash	323	323	-	-
Total assets measured at fair value	$1,688	$1,688	$-	$-

	January 28, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,715	$3,715	$-	$-
Corporate bonds	3,505	3,505	-	-
Fixed income mutual funds	1,276	1,276	-	-
Total cash equivalents and marketable securities	8,496	8,496	-	-
Restricted cash	303	303	-	-
Total assets measured at fair value	$8,799	$8,799	$-	$-

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of July 29, 2017, we held an equity investment in one privately-held company with a carrying value of $1.8 million. During the three months ended July 29, 2017, we partially sold this investment for $0.2 million in cash and recognized a gain of less than $0.1 million. Our President and Chief Executive Officer is a member of the Board of Directors of this company. We did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment during the three and six months ended July 29, 2017 and July 30, 2016. Our equity investment in this privately-held company constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over this company.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Supplemental financial information

Inventory consists of the following (in thousands):

	July 29, 2017	January 28, 2017
Wafers and other purchased materials	$7,922	$8,595
Work-in-process	2,517	2,780
Finished goods	5,708	6,772
Total inventory	$16,147	$18,147

Prepaid expenses and other current assets consist of the following (in thousands):

	July 29, 2017	January 28, 2017
Prepayments for taxes	$3,539	$3,421
Prepayments for royalties	765	776
Non-operating receivable	490	955
Other current assets	2,696	2,865
Total prepaid expenses and other current assets	$7,490	$8,017

Software, equipment and leasehold improvements, net consist of the following (in thousands, except for years):

	Estimated Useful Lives (Years)			July 29, 2017	January 28, 2017
Software	3	-	5	$51,425	$49,915
Mask sets		3		22,302	18,209
Equipment		3		8,781	7,719
Office equipment and furniture	3	-	5	8,149	7,857
Leasehold improvements	1	-	5	2,161	2,108
Total				92,818	85,808
Less: Accumulated depreciation and amortization				(72,673)	(67,285)
Total software, equipment and leasehold improvements, net				$20,145	$18,523

The table above includes, as of July 29, 2017, mask sets, net of amortization, of $2.4 million, which represents our share of the cost incurred in connection with the collaborative arrangement discussed in Note 11.

Software, equipment and leasehold improvement depreciation and amortization expense was $2.5 million and $2.7 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and was $5.2 million and $6.1 million for the six months ended July 29, 2017 and July 30, 2016, respectively.

Accrued liabilities consist of the following (in thousands):

	July 29, 2017	January 28, 2017
License fees	$5,067	$5,578
Income taxes payable, current portion	998	2,094
Restructuring charges	1,597	-
Rebates	1,576	1,585
Royalties	1,231	1,378
Warranty	696	783
Deferred revenue	466	350
Other accrued liabilities	3,322	1,839
Total accrued liabilities	$14,953	$13,607

The following table summarizes activity related to accrued rebates (in thousands):

Six months ended July 29, 2017
Beginning balance	$1,585
Charged as a reduction of revenue	1,265
Payments	(1,274)
Ending balance	$1,576

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.          Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	July 29, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(53,675)	$7,138	7.2
Customer relationships	54,505	(30,486)	(21,169)	2,850	5.3
Trademarks and other	4,078	-	(3,918)	160	1.3
Purchased IP - amortizing	35,978	(5,516)	(25,111)	5,351	2.0
Total amortizing	179,988	(60,616)	(103,873)	15,499	5.0
Purchased IP - not yet deployed	19,146	(7,446)	-	11,700
Total intangibles	$199,134	$(68,062)	$(103,873)	$27,199

	January 28, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(52,854)	$7,959	7.4
Customer relationships	54,505	(30,486)	(20,897)	3,122	5.8
Trademarks and other	4,078	-	(3,858)	220	1.9
Purchased IP - amortizing	36,007	(5,516)	(23,057)	7,434	2.3
Total amortizing	180,017	(60,616)	(100,666)	18,735	5.0
Purchased IP - not yet deployed	16,449	(4,440)	-	12,009
Total intangibles	$196,466	$(65,056)	$(100,666)	$30,744

Acquired intangible assets represent intangible assets acquired through business combinations. Purchased intellectual property (“IP”) represents intangible assets acquired through direct purchases of licensed technology from vendors which is incorporated into our products.

Purchased IP not yet deployed relates to purchased IP from third parties for our products that are currently in development. We begin amortizing such IP upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such IP is incorporated. The table above includes, as of July 29, 2017, purchased IP not yet deployed of $1.0 million, which represents our share of the cost incurred in connection with the collaborative arrangement discussed in Note 11.

As part of our restructuring plan as discussed in Note 7, we recorded impairment charges for purchased IP not yet deployed for the three and six months ended July 29, 2017 of zero and $3.0 million, respectively.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of revenue	$1,120	$1,975	$2,293	$4,028
Operating expenses	448	713	895	1,430
Total intangibles amortization expense	$1,568	$2,688	$3,188	$5,458

As of July 29, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2018 (remaining six months)	$2,484
2019	4,319
2020	2,833
2021	1,588
2022	1,243
Thereafter	3,032
Total	$15,499

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.          Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of July 29, 2017, the total amount of outstanding non-cancelable purchase orders was approximately $14.3 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of July 29, 2017, remaining payments under this agreement totaled $3.0 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $2.2 million as of July 29, 2017. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of July 29, 2017.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of July 29, 2017, remaining payments under this agreement totaled $5.2 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $1.5 million as of July 29, 2017. Payments under these arrangements are being made through fiscal 2021. We have fully accrued these amounts as of July 29, 2017.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and six months ended July 29, 2017, we recorded gross royalty expense of $0.8 million and $1.4 million, respectively, and $1.6 million and $2.9 million for the three and six months ended July 30, 2016, respectively, in cost of revenue in the accompanying condensed consolidated statements of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly CopperGate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through July 29, 2017, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of July 29, 2017, our remaining potential obligation under these programs was approximately $1.2 million.

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

Details of the change in accrued warranty as of July 29, 2017 and July 30, 2016 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
July 29, 2017	$727	$112	$(143)	$696
July 30, 2016	$960	$143	$(151)	$952

Six Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
July 29, 2017	$783	$196	$(283)	$696
July 30, 2016	$959	$282	$(289)	$952

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

Advanced Silicon Technologies S.a.r.l. Litigation: On June 21, 2017, Advanced Silicon Technologies S.a.r.l. (“AST”), filed suit against Sigma Designs Technology Denmark ApS and Sigma Designs Technology Germany GmbH in the District Court of Düsseldorf, Germany asserting alleged infringement of Patent No. EP 1424653. The complaint seeks certain monetary damages, while the Düsseldorf court is empowered to grant injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Restructuring charges

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect the Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, a facility closure, and impairment of certain purchased IP. Restructuring liabilities are reported within accrued liabilities on the condensed consolidated balance sheets.

During the three and six months ended July 29, 2017, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our Europe and North America operations. A summary of the recent activities of our restructuring plan is as follows (in thousands):

Severance
Charges for the three months ended April 29, 2017	$243
Cash payments	(5)
Accrued balance as of April 29, 2017	238
Charges for the three months ended July 29, 2017	1,723
Cash payments	(364)
Accrued balance as of July 29, 2017	$1,597
Total cost incurred to date as of July 29, 2017	$1,966

In addition, we recorded an impairment charge for purchased IP not yet deployed of zero and $3.0 million for the three and six months ended July 29, 2017, respectively, as we no longer intend to use this IP. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

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

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock options	2,387	2,477	2,409	2,465
Restricted stock units and awards	464	422	406	564

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Employee benefits

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three and six months ended July 29, 2017 of $0.2 million and $0.4 million, respectively, and $0.1 million and $0.3 million for the three and six months ended July 30, 2016, respectively.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee and from April 2017 to March 2018, the annual base is capped at RMB 19,512 per employee. For the three and six months ended July 29, 2017, we made matching contributions of $0.5 million and $1.1 million, respectively, and $0.6 million and $1.2 million for the three and six months ended July 30, 2016, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, The Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended July 29, 2017 and July 30, 2016; and $0.4 million for each of the six months ended July 29, 2017 and July 30, 2016.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of July 29, 2017, we have an accrued severance liability of $0.9 million partially offset by $0.8 million of severance employee funds. We made contributions of less than $0.1 million for each of the three and six months ended July 29, 2017 and July 30, 2016.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, the Company distinguishes between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 7, we recorded termination benefits of $1.7 million and $1.9 million for the three and six months ended July 29, 2017, respectively.

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

As of July 29, 2017, there were approximately 38,374 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares will have a material impact on our condensed consolidated financial statements.

On August 22, 2016, we reached a closing agreement with the Internal Revenue Service on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP and in March 2017, we settled with the relevant state tax authorities.

10.           Income taxes

We recorded a provision for income taxes of $1.0 million and $1.8 million for the three months ended July 29, 2017 and July 30, 2016, respectively. The provision for income taxes was $2.0 million and $3.1 million for the six months ended July 29, 2017 and July 30, 2016, respectively. The decrease in tax expense for the three and six months ended July 29, 2017 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three and six months ended July 29, 2017 and July 30, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

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

Net profit from this collaborative arrangement, included in net revenue, was less than $0.1 million for both the three and six months ended July 29, 2017. Research and development expense recorded in connection with this collaboration agreement was $0.2 million and $0.7 million for the three and six months ended July 29, 2017, respectively.

As discussed in Note 13, both parties mutually agreed to terminate the joint collaboration agreement effective August 14, 2017, and released each party’s obligation to pay any invoices that may be due and payable under the joint collaboration agreement. As a result, we will reverse our share of costs of $0.9 million in the third quarter of fiscal 2018.

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, and engineering support services for hardware and software; that revenue is not significant as it represented zero of our total net revenue for the three and six months ended July 29, 2017, respectively; and 0.2% and 0.3% of our total net revenue for the three and six months ended July 30, 2016.

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Connected Smart TV Platforms	$26,111	$51,678	$54,001	$95,386
IoT Devices	13,397	9,488	25,071	19,405
License and other	-	150	-	300
Net revenue	$39,508	$61,316	$79,072	$115,091

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Asia	$34,573	$47,873	$66,495	$93,914
North America	2,527	11,391	8,346	18,006
Europe	2,408	2,038	4,231	3,157
Other Regions	-	14	-	14
Net revenue	$39,508	$61,316	$79,072	$115,091

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
China, including Hong Kong	$18,665	$33,110	$40,455	$60,567
Taiwan	11,806	9,991	18,757	23,955
United States	2,132	11,269	7,652	17,858
Republic of Korea	2,112	1,606	3,787	3,117
Thailand	998	2,916	1,852	5,737
Rest of the world	3,795	2,424	6,569	3,857
Net revenue	$39,508	$61,316	$79,072	$115,091

During the three months ended July 29, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 27%, 14% and 11% of our net revenue, respectively. During the six months ended July 29, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 21%, 15% and 15% of our net revenue, respectively. During the three months ended July 30, 2016, Arris Global, Silicon Application, Arrow Electronics and Sunjet Components Corporation accounted for 18%, 18%, 15% and 13% of our net revenue, respectively. During the six months ended July 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 17% and 15% of our net revenue, respectively.

13.           Subsequent events

On August 14, 2017, we entered into an agreement to license certain set-top box semiconductor technology to Telechips for an aggregate payment of $4.7 million. The payment includes reimbursement of $2.5 million paid by us for a mask set which was capitalized with a corresponding accumulated amortization of $0.6 million. The payment is to be paid to us in tranches, with an initial payment to be made within 30 days of the date of the agreement, and later payments based on satisfaction of certain milestones. Both parties mutually agreed to terminate the joint collaboration agreement and released each party’s obligation to pay any invoices that may be due and payable under the joint collaboration agreement. As a result, we will reverse our share of costs of $0.9 million in the third quarter of fiscal 2018.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the six months ended July 29, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, "Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2017 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	July 29, 2017	% of Net Revenue		July 30, 2016	% of Net Revenue		July 29, 2017	% of Net Revenue		July 30, 2016	% of Net Revenue
Net revenue	$39,508	100%		$61,316	100%		$79,072	100%		$115,091	100%
Cost of revenue	20,688	52%		31,734	52%		41,628	53%		61,508	54%
Gross profit	18,820	48%		29,582	48%		37,444	47%		53,583	46%
Operating expenses
Research and development	17,993	46%		18,836	31%		36,162	46%		37,991	33%
Sales and marketing	5,113	13%		5,939	10%		10,486	13%		11,662	10%
General and administrative	4,945	13%		4,820	8%		10,155	13%		9,958	9%
Restructuring charges	1,723	4%		-	-%		1,966	2%		-	-%
Impairment of IP	-	-%		300	-%		3,006	4%		300	-%
Total operating expenses	29,774	76%		29,895	49%		61,775	78%		59,911	52%
Loss from operations	(10,954)	(28%	)	(313)	(1%	)	(24,331)	(31%	)	(6,328)	(6%	)
Interest and other (expense) income, net	(758)	(2%	)	415	1%		(1,223)	(2%	)	(336)	-%
(Loss) income before income taxes	(11,712)	(30%	)	102	-%		(25,554)	(33%	)	(6,664)	(6%	)
Provision for income taxes	965	2%		1,824	3%		1,982	2%		3,156	3%
Net loss	$(12,677)	(32%	)	$(1,722)	(3%	)	$(27,536)	(35%	)	$(9,820)	(9%	)

Net revenue

Our net revenue for the three months ended July 29, 2017 decreased by $21.8 million, or 36%, as compared to the corresponding period in the prior fiscal year due to decreases within the Connected Smart TV Platforms market, partially offset by an increase within the IoT Devices market.

For the six months ended July 29, 2017, our net revenue decreased by $36.0 million, or 31%, as compared to the corresponding period in the prior fiscal year due to decreases within the Connected Smart TV Platforms market, partially offset by an increase within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2017	% of Net Revenue	July 30, 2016	% of Net Revenue	July 29, 2017	% of Net Revenue	July 30, 2016	% of Net Revenue
Connected Smart TV Platforms	$26,111	66%	$51,678	84%	$54,001	68%	$95,386	83%
IoT Devices	13,397	34%	9,488	16%	25,071	32%	19,405	17%
License and other	-	-%	150	-%	-	-%	300	-%
Net revenue	$39,508	100%	$61,316	100%	$79,072	100%	$115,091	100%

Connected Smart TV Platforms: For the three months ended July 29, 2017, net revenue from sales of our products into the Connected Smart TV Platforms market decreased by $25.6 million, or 49%, as compared to the corresponding period in the prior fiscal year. For the six months ended July 29, 2017, net revenue decreased by $41.4 million, or 43%, as compared to the corresponding period in the prior fiscal year. We experienced a decrease of 25% and 26% in units shipped during the three and six months ended July 29, 2017, respectively. The volume decline in our Connected Smart TV Platforms market resulted primarily from the lower demand for our chipsets used in ultra-high definition televisions, also known as Ultra-HD televisions, and the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. In addition, our wired home networking controller chipsets contributed to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings.

In September 2016, we entered into a joint collaboration agreement with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. We receive a marketing service fee in an amount equal to 50% of the net profit from the collaboration agreement, which is included in net revenue. Net profit from this collaborative arrangement was less than $0.1 million for both the three and six months ended July 29, 2017. On August 14, 2017, we entered into an agreement to license certain set-top box semiconductor technology to Telechips for an aggregate payment of $4.7 million. The payment includes reimbursement of $2.5 million paid by us for a mask set which was capitalized with a corresponding accumulated amortization of $0.6 million. The payment is to be paid to us in tranches, with an initial payment to be made within 30 days of the date of the agreement, and later payments based on satisfaction of certain milestones. Both parties mutually agreed to terminate the joint collaboration agreement and released each party’s obligation to pay any invoices that may be due and payable under the joint collaboration agreement.

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

IoT Devices:  For the three months ended July 29, 2017, net revenue from sales of our products into the IoT Devices market increased by $3.9 million, or 41%, compared to the corresponding period in the prior fiscal year.  For the six months ended July 29, 2017, net revenue increased by $5.7 million, or 29%, as compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of higher demand, mainly in the Asia region. This was evidenced by an increase of 47% and 56% in units shipped during the three and six months ended July 29, 2017, respectively. In addition, we derive a portion of our IoT Devices revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. During the three and six months ended July 29, 2017, membership revenue was $0.3 million and $0.8 million, respectively, as compared to the corresponding periods in the prior fiscal year of $0.3 million and $0.9 million, respectively.

We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control and automation products primarily in the North America region. We expect our revenue from the IoT Devices market to increase in the foreseeable future.

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three and six months ended July 29, 2017 and July 30, 2016, net revenue was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2017	% of Net Revenue	July 30, 2016	% of Net Revenue	July 29, 2017	% of Net Revenue	July 30, 2016	% of Net Revenue
Asia	$34,573	88%	$47,873	78%	$66,495	84%	$93,914	81%
North America	2,527	6%	11,391	19%	8,346	11%	18,006	16%
Europe	2,408	6%	2,038	3%	4,231	5%	3,157	3%
Other regions	-	-%	14	-%	-	-%	14	-%
Net revenue	$39,508	100%	$61,316	100%	$79,072	100%	$115,091	100%

Asia: Our net revenue from Asia decreased by $13.3 million, or 28%, for the three months ended July 29, 2017, compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 29, 2017 decreased by $27.4 million, or 29%, as compared to the corresponding period in the prior fiscal year. In both cases, the decreases were largely attributable to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This decrease was compounded by reduced demand of our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. These decreases were partially offset by an increase in demand within the IoT Devices market. Net revenue from customers in Asia as a percentage of our total net revenue for the three and six months ended July 29, 2017 increased by 10 and 3 percentage points, respectively, as compared to the corresponding period in the prior fiscal year. The increase for both periods was primarily due to the significant decrease in revenue in North America.

North America: Our net revenue from North America decreased by $8.9 million, or 78%, for the three months ended July 29, 2017, as compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 29, 2017 decreased by $9.7 million, or 54%, as compared to the corresponding period in the prior fiscal year. In both cases, the decreases were mainly attributable to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. The decrease was compounded by lower IoT revenue derived from non-recurring engineering contracts. Net revenue from North American customers as a percentage of our total net revenue for the three and six months ended July 29, 2017 decreased by 13 and 5 percentage points, respectively, as compared to the corresponding period in the prior fiscal year primarily due to the decrease experienced within our Connected Smart TV Platforms.

Europe:  Our net revenue from Europe increased by $0.4 million, or 18%, for the three months ended July 29, 2017, as compared to the corresponding period in the prior fiscal year. Our net revenue for the six months ended July 29, 2017 increased by $1.1 million, or 34%, as compared to the corresponding period in the prior fiscal year. Net revenue from European customers as a percentage of our total net revenue for the three and six months ended July 29, 2017 increased by 3 and 2 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The increase for both periods was mainly the result of an increase in shipments within our IoT Devices market, primarily in Poland.

Other regions: Our net revenue from other regions was nominal for both the three and six months ended July 29, 2017 and July 30, 2016.

Major customers

During the three months ended July 29, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 27%, 14% and 11% of our net revenue, respectively. During the six months ended July 29, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 21%, 15% and 15% of our net revenue, respectively. During the three months ended July 30, 2016, Arris Global, Silicon Application, Arrow Electronics and Sunjet Components Corporation accounted for 18%, 18%, 15% and 13% of our net revenue, respectively. During the six months ended July 30, 2016, Sunjet Components Corporation and Silicon Application accounted for 17% and 15% of our net revenue, respectively

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2017	% Change		July 30, 2016	July 29, 2017	% Change		July 30, 2016
Gross profit	$18,820	(36%	)	$29,582	$37,444	(30%	)	$53,583
Gross margin %	47.6%	(0.6%	)	48.2%	47.4%	0.9%		46.5%

Gross profit decreased by $10.8 million, or 36%, for the three months ended July 29, 2017, as compared to the corresponding period in the prior fiscal year. Gross profit decreased by $16.1 million, or 30%, for the six months ended July 29, 2017, as compared to the corresponding period in the prior fiscal year. The decrease for both periods was primarily due to lower sales volumes within the Connected Smart TV Platforms market. Our gross margin change was nominal for the three and six months ended July 29, 2017, as compared to the corresponding periods in the prior fiscal year.

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

	Three Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Research and development expense	$17,993	$18,836	$(843)	(4%)
Percent of net revenue	45.5%	30.7%

	Six Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Research and development expense	$36,162	$37,991	$(1,829)	(5%)
Percent of net revenue	45.7%	33.0%

Research and development expense decreased during the three and six months ended July 29, 2017, as compared to the corresponding periods in the prior fiscal year. The decrease for both periods was primarily due to lower amortization of design tools, compensation and benefits. We had 491 employees in research and development as of July 29, 2017 compared to 530 employees as of July 30, 2016.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Sales and marketing expense	$5,113	$5,939	$(826)	(14%)
Percent of net revenue	12.9%	9.7%

	Six Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Sales and marketing expense	$10,486	$11,662	$(1,176)	(10%)
Percent of net revenue	13.3%	10.1%

Sales and marketing expense decreased during the three and six months ended July 29, 2017, as compared to the corresponding periods in the prior fiscal year. The decrease for both periods was primarily due to lower amortization of acquired intangibles related to customer relationships and marketing programs. We had 92 employees in sales and marketing as of July 29, 2017 compared to 99 employees as of July 30, 2016.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
General and administrative expense	$4,945	$4,820	$125	3%
Percent of net revenue	12.5%	7.9%

	Six Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
General and administrative expense	$10,155	$9,958	$197	2%
Percent of net revenue	12.8%	8.7%

General and administrative expense increased during the three and six months ended July 29, 2017, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to increased legal services associated with the restructuring plan, partially offset by lower personnel related compensation costs. We had 72 employees in general and administrative as of July 29, 2017 compared to 81 employees as of July 30, 2016.

Restructuring charges

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect our Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, a facility closure, and impairment of certain purchased intellectual property, or IP.  We expect our headcount reduction to be completed by the end of fiscal 2018 and we currently anticipate that the majority of these departing employees will be from our research and development group for the Connected Smart TV Platforms market. Restructuring liabilities are reported within accrued liabilities on the condensed consolidated balance sheets.

During the three and six months ended July 29, 2017, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our Europe and North America operations. A summary of the recent activities of our restructuring plan is as follows (in thousands):

Severance
Charges for the three months ended April 29, 2017	$243
Cash payments	(5)
Accrued balance as of April 29, 2017	238
Charges for the three months ended July 29, 2017	1,723
Cash payments	(364)
Accrued balance as of July 29, 2017	$1,597
Total cost incurred to date as of July 29, 2017	$1,966

In addition, we recorded an impairment charge for purchased IP not yet deployed of zero and $3.0 million for the three and six months ended July 29, 2017, respectively, as we no longer intend to use this IP. Our restructuring measures could negatively impact our revenue and results of operations in the future as a result of less employees developing future products and working to sell our products.

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

Our business requires investment in purchased IP, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased IP, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded zero and $3.0 million of impairment charges related to certain purchased IP during the three and six months ended July 29, 2017, respectively. During the three and six months ended July 30, 2016, we recorded impairment charges of $0.3 million.

Interest and other (expense) income, net

The following table sets forth net interest and other (expense) income and the related change (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2017	% change		July 30, 2016	July 29, 2017	% change	July 30, 2016
Interest and other (expense) income, net	$(758)	(283%	)	$415	$(1,223)	264%	$(336)

Interest and other (expense) income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, and gains or losses on disposals of software, equipment and leasehold improvements. Interest and other expense increased during the three and six months ended July 29, 2017, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to unfavorable changes in foreign currency fluctuations.

Provision for income taxes

We recorded a provision for income taxes of $1.0 million and $1.8 million for the three months ended July 29, 2017 and July 30, 2016, respectively.  The provision for income taxes was $2.0 million and $3.1 million for the six months ended July 29, 2017 and July 30, 2016, respectively. The decrease in tax expense for the three and six months ended July 29, 2017 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three and six months ended July 29, 2017 and July 30, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

As of July 29, 2017, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $67.2 million, which represents approximately $1.75 per share of outstanding common stock as compared to $1.87 as of January 28, 2017. Working capital as of July 29, 2017 was $77.4 million. Total cash and cash equivalents decreased by $0.5 million compared to January 28, 2017, primarily due to $13.0 million of net loss after non-cash adjustments of $14.6 million and purchases of tangible and intangible assets of $9.7 million, partially offset by favorable changes in operating assets and liabilities of $17.3 million and net sales and maturities of marketable securities and long-term investment of $3.7 million.

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Six Months Ended
	July 29, 2017	July 30, 2016
Net cash provided by (used in):
Operating activities	$4,288	$2,733
Investing activities	(5,994)	755
Financing activities	1,098	1,140
Effect of foreign exchange rate changes on cash and cash equivalents	95	(65)
Net decrease in cash and cash equivalents	$(513)	$4,563

Cash flows from operating activities

Net cash provided by operating activities of $4.3 million for the six months ended July 29, 2017 was primarily due to a favorable net change of $17.3 million in operating assets and liabilities, partially offset by $13.0 million of net loss after non-cash adjustments of $14.6 million, such as stock-based compensation expense, impairment of IP, depreciation and amortization. The increase in cash flow from operating activities during the six months ended July 29, 2017 as compared to the corresponding period in fiscal 2017, was primarily due to an increase in the net change in operating assets and liabilities of $21.1 million. This was partially offset by an increase in net loss of $17.7 million. The favorable changes in operating assets and liabilities were primarily driven by the timing of collections and payments.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $6.0 million for the six months ended July 29, 2017, which was primarily due to purchases of IP and software, equipment and leasehold improvements of $3.2 million and $6.5 million, respectively, partially offset by net sales and maturities of marketable securities and long-term investment of $3.7 million. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

For the six months ended July 29, 2017, net cash used in investing activities was $6.0 million compared to net cash provided by investing activities of $0.8 million during the corresponding period in fiscal 2017. The change was primarily due to higher purchases of tangible property and equipment of $3.8 million. In addition, we received reimbursement of costs related to purchased IP of $2.2 million during the six months ended July 30, 2016, with no corresponding reimbursement during the six months ended July 29, 2017.

Cash flows from financing activities

Net cash provided by financing activities was $1.1 million for the six months ended July 29, 2017, which was due to the proceeds from the exercise of employee stock options and stock purchase rights, partially offset by employee payroll taxes paid related to net share settlement of restricted stock units. Net cash provided by investing activities remained flat as compared to the corresponding period in fiscal 2017.

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

Off-Balance Sheet Arrangements

As of July 29, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of July 29, 2017 (in thousands):

	Payments due by Period
	Fiscal 2018 (Remaining six months)	Fiscal 2019 - 2020	Fiscal 2021 - 2022	Thereafter	Total

Operating leases	$2,024	$5,136	$2,261	$-	$9,421
Third-party licensed IP	3,263	1,942	-	-	5,205
Design tools	1,807	4,740	198	-	6,745
Non-cancelable purchase obligations	14,323	-	-	-	14,323
Total contractual obligations	$21,417	$11,818	$2,459	$-	$35,694

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

Interest rate sensitivity:  As of July 29, 2017 and January 28, 2017, we held approximately $67.2 million and $71.2 million, respectively, of cash, cash equivalents and short-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of July 29, 2017 and January 28, 2017, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at July 29, 2017 and January 28, 2017, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $1.1 million and $0.8 million, respectively.

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

As of July 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of July 29, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 6, “Commitments and contingencies,” in the Notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

In July 2017, we announced the engagement of a financial advisor to assist in our exploration of strategic alternatives that may enhance shareholder value. There can be no assurance that this exploration will result in a transaction, or that if a transaction does occur, that it will successfully enhance shareholder value. In addition, our business could be negatively affected by the announcement that we are exploring strategic alternatives.

On July 26, 2017, we announced that our board of directors had engaged a financial advisor to assist in our exploration of strategic alternatives that may enhance shareholder value. These alternatives may include continuing to operate as a standalone company. There can be no assurance that this process will result in a strategic transaction, or that if a transaction does occur, that it will successfully enhance shareholder value. In addition, the announcement that we have commenced a review of strategic alternatives may create uncertainty about our prospects as an independent business entity, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified executive and other key personnel. If customers choose to reduce spending with us or do business with our competitors instead of us because of any such issues or perceptions, then our business, operating results and financial condition would be adversely affected. The review process may also be costly, time-consuming, disrupt our operations, divert the attention of management and our employees or result in changes in our management team or our board of directors, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of these activities or related rumors and speculation.

Except as disclosed above, there has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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
Date: September 7, 2017
	By:	/s/ Thinh Q. Tran
Thinh Q. Tran

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elias N. Nader
Elias N. Nader

Senior Vice-President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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