Form 10-Q
period 2017-10-28
SIGMA DESIGNS INC
filed 2017-12-07
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

As of November 30, 2017, the Company had 38,741,034 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 28, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 28, 2017	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$69,219	$66,425
Short-term marketable securities	-	4,781
Restricted cash	325	303
Accounts receivable, net of allowances of $1,848 as of October 28, 2017 and $1,630 as of January 28, 2017	19,628	35,860
Inventory	13,679	18,147
Prepaid expenses and other current assets	7,869	8,017
Total current assets	110,720	133,533

Software, equipment and leasehold improvements, net	18,135	18,523
Intangible assets, net	21,957	30,744
Goodwill	10,594	10,594
Deferred tax assets	741	625
Long-term investment	910	2,000
Other non-current assets	4,138	5,755
Total assets	$167,195	$201,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,478	$14,230
Accrued compensation and related benefits	10,020	8,127
Accrued liabilities	16,147	13,607
Total current liabilities	40,645	35,964

Income taxes payable	12,929	15,752
Long-term deferred tax liabilities	287	287
Other long-term liabilities	5,439	6,225
Total liabilities	59,300	58,228

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 43,401,872 issued and 38,726,123 outstanding as of October 28, 2017 and 42,806,279 issued and 38,130,530 outstanding as of January 28, 2017	518,248	513,168
Treasury stock, at cost, 4,675,749 shares as of October 28, 2017 and January 28, 2017	(88,336)	(88,336)
Accumulated other comprehensive loss	(891)	(2,178)
Accumulated deficit	(321,126)	(279,108)
Total shareholders’ equity	107,895	143,546
Total liabilities and shareholders’ equity	$167,195	$201,774

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net revenue	$33,862	$62,729	$112,934	$177,820
Cost of revenue	16,746	31,734	58,374	93,242
Gross profit	17,116	30,995	54,560	84,578

Operating expenses
Research and development	17,218	18,264	53,380	56,255
Sales and marketing	7,012	5,984	17,498	17,646
General and administrative	5,744	4,578	15,899	14,536
Restructuring charges	563	-	2,529	-
Impairment of IP and mask sets	5,463	-	8,469	300
Total operating expenses	36,000	28,826	97,775	88,737
(Loss) income from operations	(18,884)	2,169	(43,215)	(4,159)
Interest and other income (expense), net	147	179	(1,076)	(157)
(Loss) income before income taxes	(18,737)	2,348	(44,291)	(4,316)
Provision for income taxes	347	2,127	2,329	5,283
Net (loss) income	$(19,084)	$221	$(46,620)	$(9,599)

Net (loss) income per common share:
Basic	$(0.49)	$0.01	$(1.22)	$(0.26)
Diluted	$(0.49)	$0.01	$(1.22)	$(0.26)

Shares used in computing net income (loss) per share:
Basic	38,632	37,666	38,359	37,241
Diluted	38,632	38,001	38,359	37,241

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net (loss) income	$(19,084)	$221	$(46,620)	$(9,599)

Other comprehensive income (loss):
Change in currency translation adjustments, net of tax	102	(232)	1,282	(17)
Change in unrealized (losses) gains on marketable securities, net of tax	(3)	(9)	5	43
Other comprehensive income (loss)	99	(241)	1,287	26

Comprehensive loss	$(18,985)	$(20)	$(45,333)	$(9,573)

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(46,620)	$(9,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,854	16,800
Stock-based compensation	4,007	5,136
Provision for excess and obsolete inventory	1,442	1,221
Provision for (recovery of) sales returns, discounts and doubtful accounts	218	(123)
Deferred income taxes	(122)	(363)
(Gain on sale) impairment of long-term investment	(110)	886
Impairment of IP and mask sets	9,669	300
Other non-cash activities	(390)	(799)
Changes in operating assets and liabilities:
Accounts receivable	16,014	(19,134)
Inventory	3,026	5,304
Prepaid expenses, other current and non-current assets	2,197	4,263
Accounts payable	733	(6,988)
Other long-term liabilities, accrued liabilities, compensation and related benefits	4,552	4,971
Income taxes payable	2,092	4,177
Net cash provided by operating activities	7,562	6,052

Cash flows from investing activities:
Restricted cash	(22)	584
Purchases of marketable securities	(645)	-
Sales and maturities of marketable securities	5,431	3,582
Sale of long-term investment	1,200	-
Purchases of software, equipment and leasehold improvements	(9,558)	(7,847)
Purchases of IP	(4,838)	(5,670)
Reimbursement of mask set related to collaborative arrangement	2,500	-
Reimbursement of costs related to purchased IP	-	2,645
Net cash received in connection with acquisition	-	289
Net cash used in investing activities	(5,932)	(6,417)

Cash flows from financing activities:
Net share settlement of equity awards issued to employees	(326)	(528)
Net proceeds from exercise of employee stock options and stock purchase rights	1,399	2,133
Net cash provided by financing activities	1,073	1,605

Effect of foreign exchange rate changes on cash and cash equivalents	91	(197)
Net increase in cash and cash equivalents	2,794	1,043

Cash and cash equivalents, beginning of period	66,425	63,790
Cash and cash equivalents, end of period	$69,219	$64,833

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,917	$1,329

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

Basis of presentation:  The unaudited condensed consolidated financial statements include the accounts of Sigma Designs, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation. We operate and report quarterly financial results that consist of 13 weeks and end on the last Saturday of the period. The third quarter of fiscal 2018 and fiscal 2017 ended on October 28, 2017 (91 days) and October 29, 2016 (91 days), respectively.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in our opinion, are necessary to present fairly our consolidated financial position at October 28, 2017 and January 28, 2017, the consolidated results of our operations for the three and nine months ended October 28, 2017 and October 29, 2016, and the consolidated cash flows for the nine months ended October 28, 2017 and October 29, 2016.  The results of operations for the three and nine months ended October 28, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

There have been no significant changes in our critical accounting policies during the nine months ended October 28, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, “Organization and Summary of Significant Accounting Policies,” in Part II, Item 8 of our fiscal 2017 Annual Report.

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

We have elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the three and nine months ended October 28, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was less than $0.1 million and recognized as an increase to paid-in capital as of January 29, 2017.

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

2.	Cash, cash equivalents and marketable securities

As of October 28, 2017 and January 28, 2017, we had $0.3 million of restricted cash related to an office-space operating lease and other transactions which are not included in the amounts below. Cash, cash equivalents and marketable securities consist of the following (in thousands):

	October 28, 2017			January 28, 2017
	Book Value	Net Unrealized Losses	Fair Value	Book Value	Net Unrealized Losses	Fair Value
Money market funds	$-	$-	$-	$3,715	$-	$3,715
Corporate bonds	-	-	-	3,506	(1)	3,505
Fixed income mutual funds	-	-	-	1,280	(4)	1,276
Total cash equivalents and marketable securities	$-	$-	$-	$8,501	$(5)	$8,496

Cash on hand held in the United States			7,171			9,378
Cash on hand held overseas			62,048			53,332
Total cash on hand			69,219			62,710
Total cash, cash equivalents and marketable securities			$69,219			$71,206

Reported as:
Cash and cash equivalents			$69,219			$66,425
Short-term marketable securities			-			4,781
			$69,219			$71,206

The amortized cost and estimated fair value of cash equivalents and marketable securities have a contractual maturity of one year or less.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Fair values of assets and liabilities

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

As of October 28, 2017, we held $0.3 million of restricted cash, and zero cash equivalents and marketable securities. The table below present the balances of our assets and liabilities measured at fair value on a recurring basis as of January 28, 2017 (in thousands):

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

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. As of October 28, 2017, we held an equity investment in one privately-held company with a carrying value of $0.9 million. During the three and nine months ended October 28, 2017, we partially sold this investment for $1.0 million and $1.2 million, respectively, in cash and recognized a gain of $0.1 million for both the three and nine months ended October 28, 2017. Our President and Chief Executive Officer is a member of the Board of Directors of this company. We did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment during the three and nine months ended October 28, 2017 and October 29, 2016. Our equity investment in this privately-held company constituted less than a 20% ownership position. Furthermore, we do not believe that we have the ability to exert significant influence over this company. On November 24, 2017, we sold the remaining investment for $1.0 million in cash and recognized a gain of $0.1 million.

 SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Supplemental financial information

Inventory consists of the following (in thousands):

	October 28, 2017	January 28, 2017
Wafers and other purchased materials	$6,896	$8,595
Work-in-process	3,440	2,780
Finished goods	3,343	6,772
Total inventory	$13,679	$18,147

Prepaid expenses and other current assets consist of the following (in thousands):

	October 28, 2017	January 28, 2017
Prepayments for taxes	$3,417	$3,421
Prepayments for royalties	739	776
Non-operating receivable	490	955
Other current assets	3,223	2,865
Total prepaid expenses and other current assets	$7,869	$8,017

Software, equipment and leasehold improvements consist of the following (in thousands except for years):

	Estimated Useful Lives (years)			October 28, 2017	January 28, 2017
Software	3	-	5	$54,154	$49,915
Mask sets		3		18,841	18,209
Equipment		3		8,676	7,719
Office equipment and furniture	3	-	5	8,158	7,857
Leasehold improvements	1	-	5	2,163	2,108
Total				91,992	85,808
Less: Accumulated depreciation and amortization				(73,857)	(67,285)
Total software, equipment and leasehold improvements, net				$18,135	$18,523

Software, equipment and leasehold improvement depreciation and amortization expense was $1.2 million and $2.5 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and was $6.4 million and $8.6 million for the nine months ended October 28, 2017 and October 29, 2016, respectively.

As part of our restructuring plan as discussed in Note 7, we recorded an impairment charge for mask sets of $1.7 million, which includes $0.1 million of prepaid mask set, for both the three and nine months ended October 28, 2017.

Accrued liabilities consist of the following (in thousands):

	October 28, 2017	January 28, 2017
License fees	$5,588	$5,578
Income taxes payable, current portion	2,407	2,094
Restructuring charges	1,587	-
Rebates	1,666	1,585
Compliance audit settlement	1,500	-
Royalties	1,274	1,378
Warranty	668	783
Deferred revenue	382	350
Other accrued liabilities	1,075	1,839
Total accrued liabilities	$16,147	$13,607

The following table summarizes activity related to accrued rebates (in thousands):

Nine Months Ended October 28, 2017
Beginning balance	$1,585
Charged as a reduction of revenue	1,891
Payments	(1,810)
Ending balance	$1,666

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Intangible assets

The tables below present the balances of our intangible assets (in thousands, except for years):

	October 28, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(54,087)	$6,726	7.1
Customer relationships	54,505	(30,486)	(21,305)	2,714	5.0
Trademarks and other	4,078	-	(3,948)	130	1.1
Purchased IP - amortizing	35,233	(6,716)	(25,036)	3,481	1.8
Total amortizing	179,243	(61,816)	(104,376)	13,051	5.2
Purchased IP - not yet deployed	20,137	(11,231)	-	8,906
Total intangibles	$199,380	$(73,047)	$(104,376)	$21,957

	January 28, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)
Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(52,854)	$7,959	7.4
Customer relationships	54,505	(30,486)	(20,897)	3,122	5.8
Trademarks and other	4,078	-	(3,858)	220	1.9
Purchased IP - amortizing	36,007	(5,516)	(23,057)	7,434	2.3
Total amortizing	180,017	(60,616)	(100,666)	18,735	5.0
Purchased IP - not yet deployed	16,449	(4,440)	-	12,009
Total intangibles	$196,466	$(65,056)	$(100,666)	$30,744

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

As part of our restructuring plan as discussed in Note 7, we recorded an impairment charge for purchased IP of $5.0 million and $8.0 million for the three and nine months ended October 28, 2017, respectively.

The following table presents the amortization of intangible assets in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cost of revenue	$845	$2,025	$3,138	$6,053
Operating expenses	444	709	1,339	2,139
Total intangibles amortization expense	$1,289	$2,734	$4,477	$8,192

As of October 28, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Total
2018 (remaining three months)	$1,038
2019	3,718
2020	2,432
2021	1,588
2022	1,243
Thereafter	3,032
Total	$13,051

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Commitments and contingencies

Commitments

Purchase commitments

We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of October 28, 2017, the total amount of outstanding non-cancelable purchase orders was approximately $15.6 million.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of October 28, 2017, remaining payments under this agreement totaled $3.0 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; remaining payments under these agreements totaled $2.6 million as of October 28, 2017. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of October 28, 2017.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of October 28, 2017, remaining payments under this agreement totaled $4.6 million. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $3.5 million as of October 28, 2017. Payments under these arrangements are being made through fiscal 2021. We have fully accrued these amounts as of October 28, 2017.

Royalties

We pay royalties for the right to sell certain products under various license agreements. During the three and nine months ended October 28, 2017, we recorded gross royalty expense of $0.5 million and $1.9 million, respectively, and $1.3 million and $4.2 million for the three and nine months ended October 29, 2016, respectively, in cost of revenue in the accompanying condensed consolidated statements of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly CopperGate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through October 28, 2017, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of October 28, 2017, our remaining potential obligation under these programs was approximately $1.2 million.

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

Details of the change in accrued warranty as of October 28, 2017 and October 29, 2016 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 28, 2017	$696	$116	$(144)	$668
October 29, 2016	$952	$(18)	$(142)	$792

Nine Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
October 28, 2017	$783	$312	$(427)	$668
October 29, 2016	$959	$264	$(431)	$792

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

Broadcom Corporation Litigation: On March 7, 2017, Broadcom Corporation (“Broadcom”), filed suit against us in the United States District Court for the Central District of California asserting infringement of U.S. Patent No. 7,310,104. On March 8, 2017, Broadcom instituted proceedings in the United States ITC asserting infringement of U.S. Patent No. 7,310,104 and has subsequently amended its complaint to assert infringement of U.S. Patent Nos. 8,284,844 and 7,590,059. The California and ITC complaint seek unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

Third-party licensed technology

We regularly license technology from various third party licensors and incorporate that technology into our product offerings. Some of these technology licenses require us to pay royalties directly to the licensor, while others require us to report sales activities to our licensors so that royalties may be collected from our customers. From time to time, we are audited by our licensors for compliance with the terms of our license agreements. On February 10, 2017, we received a letter from one of our licensors notifying us of their intent to audit our compliance with the terms of the license agreements. On May 15, 2017, we started the audit proceedings and intend to cooperate with the licensor to bring the audit process to a resolution. As of October 28, 2017, we have accrued an estimated liability of $1.5 million in connection with this compliance audit, which was included in sales and marketing expense in the accompanying condensed consolidated statements of operations. However, we have not reached an agreement with this licensor and the terms of any settlement, if reached, may require us to pay an amount that is different from what we have accrued.

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

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect the Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, facilities closure, and impairment of mask sets and certain purchased IP. We expect to reduce our workforce by between 200 and 250 employees by the end of fiscal 2018, a majority of which are from our research and development group for the Connected Smart TV Platforms market. The changes to our workforce may vary by country based on local legal requirements, as appropriate. Restructuring liabilities are reported within accrued liabilities in the accompanying condensed consolidated balance sheets.

During the three and nine months ended October 28, 2017, we communicated a plan of termination to several employees, which consisted of headcount reductions in our worldwide operations. A summary of the recent activities of our restructuring plan is as follows (in thousands):

Severance
Charges for the three months ended April 29, 2017	$243
Cash payments	(5)
Accrued balance as of April 29, 2017	238
Charges for the three months ended July 29, 2017	1,723
Cash payments	(364)
Accrued balance as of July 29, 2017	1,597
Charges for the three months ended October 28, 2017	563
Cash payments	(573)
Accrued balance as of October 28, 2017	$1,587
Total cost incurred to date as of October 28, 2017	$2,529

In addition, we recorded impairment charges for purchased IP and mask sets of $6.7 million and $9.7 million for the three and nine months ended October 28, 2017, respectively, as we no longer intend to use these IP and mask sets. The following table presents the impairment charges in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended October 28, 2017	Nine Months Ended October 28, 2017
Cost of revenue	$1,200	$1,200
Operating expenses	5,463	8,469
Total	$6,663	$9,669

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

The following table sets forth the basic and diluted net (loss) income per share computed for the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net (loss) income, as reported	$(19,084)	$221	$(46,620)	$(9,599)
Denominator:
Weighted-average common shares outstanding - basic	38,632	37,666	38,359	37,241
Dilutive effect of employee stock plans	-	335	-	-
Weighted-average common shares outstanding - diluted	38,632	38,001	38,359	37,241
Net (loss) income per share - basic	$(0.49)	$0.01	$(1.22)	$(0.26)
Net (loss) income per share - diluted	$(0.49)	$0.01	$(1.22)	$(0.26)

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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock options	2,286	2,205	2,360	2,421
Restricted stock units and awards	423	114	403	442

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Employee benefits

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three and nine months ended October 28, 2017 of $0.1 million and $0.5 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended October 29, 2016, respectively.

Endowment insurance pension plan

Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee and from April 2017 to March 2018, the annual base is capped at RMB 19,512 per employee. For the three and nine months ended October 28, 2017, we made matching contributions of $0.6 million and $1.7 million, respectively, and $0.6 million and $1.8 million for the three and nine months ended October 29, 2016, respectively.

Retirement pension plans

We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, The Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for each of the three months ended October 28, 2017 and October 29, 2016, and $0.6 million for each of the nine months ended October 28, 2017 and October 29, 2016.

Severance plan

We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of October 28, 2017, we have an accrued severance liability of $0.9 million partially offset by $0.8 million of severance employee funds. We made contributions of less than $0.1 million for each of the three and nine months ended October 28, 2017 and October 29, 2016.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, the Company distinguishes between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 7, we recorded termination benefits of $0.6 million and $2.5 million for the three and nine months ended October 28, 2017, respectively.

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

As of October 28, 2017, there were approximately 36,458 shares issued to participants in the 2010 ESPP during the impacted offering periods that continued to be held by the original purchasers of such shares which may be subject to the rescission rights referenced above. All of these shares were originally purchased for $3.89 per share. We have not classified the shares themselves outside of permanent equity as these shares are legally outstanding with all rights and privileges therein. We also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares with the Securities and Exchange Commission. We do not believe that the failure to register the shares will have a material impact on our condensed consolidated financial statements.

On August 22, 2016, we reached a closing agreement with the Internal Revenue Service on behalf of our employees for issuing shares in excess of the number of shares reserved under our 2010 ESPP and in March 2017, we settled with the relevant state tax authorities.

10.	Income taxes

We recorded a provision for income taxes of $0.3 million and $2.2 million for the three months ended October 28, 2017 and October 29, 2016, respectively.  The provision for income taxes was $2.3 million and $5.3 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. The decrease in tax expense for the three and nine months ended October 28, 2017 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three and nine months ended October 28, 2017 and October 29, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

11.	Collaborative arrangement

In September 2016, we entered into a joint collaboration agreement (“JCA”) with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. Telechips is responsible for the manufacture of the products and is also the principal in the end customer product sales. Telechips’ wholly-owned subsidiary has the primary responsibility for order fulfillment, collection of receivables and handling of sales returns in all territories. We receive a marketing service fee in an amount equal to 50% of the net profit from the JCA, which is included in net revenue. The marketing service fee is recognized when products are shipped and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by Telechips. Research and development costs are shared equally and cost reimbursement to Telechips is recognized as incurred and included in research and development expenses.

On August 14, 2017, we entered into an agreement to license certain set-top box semiconductor technology to Telechips for an aggregate payment of $4.7 million. The payment includes reimbursement of $2.5 million paid by us for a mask set which was capitalized with a corresponding accumulated amortization of $0.6 million. For the three months ended October 28, 2017, we recorded $1.1 million license revenue with the remaining payment of $1.1 million to be recorded upon satisfaction of certain milestones. Both parties mutually agreed to terminate the JCA and released each party’s obligation to pay any invoices that may be due and payable under this JCA. As a result, we reversed the cumulative amortization expense recorded to cost of revenue of $0.6 million, our cumulative share of research and development expense of $0.7 million and our cumulative net losses recorded in net revenue of $0.2 million for both the three and nine months ended October 28, 2017.

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

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, and engineering support services for hardware and software; that revenue is not significant as it represented zero of our total net revenue for the three and nine months ended October 28, 2017, respectively; and zero and 0.2% of our total net revenue for the three and nine months ended October 29, 2016, respectively.

The following table sets forth net revenue attributable to each target market (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Connected Smart TV Platforms	$19,435	$50,014	$73,436	$145,400
IoT Devices	14,427	12,715	39,498	32,120
License and other	-	-	-	300
Net revenue	$33,862	$62,729	$112,934	$177,820

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Asia	$29,245	$50,569	$95,740	$144,483
North America	2,406	9,861	10,752	27,867
Europe	2,211	2,297	6,442	5,454
Other regions	-	2	-	16
Net revenue	$33,862	$62,729	$112,934	$177,820

The following table sets forth net revenue for each significant country based on the ship-to location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
China, including Hong Kong	$15,363	$26,218	$55,818	$86,785
Taiwan	10,442	19,662	29,199	43,617
United States	2,096	9,775	9,748	27,633
Republic of Korea	2,057	1,923	5,844	5,040
Poland	1,436	1,087	4,383	2,718
Thailand	-	1,884	1,852	7,621
Rest of the world	2,468	2,180	6,090	4,406
Net revenue	$33,862	$62,729	$112,934	$177,820

During the three months ended October 28, 2017, Sunjet Components Corporation accounted for 24% of our net revenue. During the nine months ended October 28, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 22%, 13% and 11% of our net revenue, respectively. During the three months ended October 29, 2016, Sunjet Components Corporation and Arris Global accounted for 29% and 18% of our net revenue, respectively. During the nine months ended October 29, 2016, Sunjet Components Corporation, Arris Global, Silicon Application and Arrow Electronics accounted for 21%, 13%, 12% and 10% of our net revenue, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," “anticipate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements about our capital resources and needs, including the adequacy of our current cash reserves; the expectation that our revenue from the IoT Devices market will likely increase in the foreseeable future; anticipated deployments and design wins in the Connected Smart TV Platforms target market, if any; our ability to successfully execute our restructuring activities in fiscal 2018; and our expectations that our gross margin will vary from period to period. These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Overview

We are a global integrated system-on-chip, or SoC, solutions provider offering intelligent platforms for use in a variety of home entertainment and home control appliances. Our goal is to ensure that our integrated SoC solutions serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile Internet of Things, or IoT, products. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers or ODMs, however, a certain amount of non-recurring engineering services, development kit sales, and licensing revenue are also derived from our target markets. Additionally, we derive a minor portion of our revenue from non-core licensing and other activities, which is reported under the License and other markets.

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

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the nine months ended October 28, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended January 28, 2017. For a complete summary of our significant accounting policies, refer to Note 1, “Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2017 Annual Report.

Results of operations

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our historical operating results as a percentage of net revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue
Net revenue	$33,862	100%	$62,729	100%	$112,934	100%	$177,820	100%
Cost of revenue	16,746	49%	31,734	51%	58,374	52%	93,242	52%
Gross profit	17,116	51%	30,995	49%	54,560	48%	84,578	48%
Operating expenses
Research and development	17,218	51%	18,264	29%	53,380	47%	56,255	32%
Sales and marketing	7,012	21%	5,984	10%	17,498	15%	17,646	10%
General and administrative	5,744	17%	4,578	7%	15,899	14%	14,536	8%
Restructuring charges	563	1%	-	-%	2,529	2%	-	-%
Impairment of IP and mask sets	5,463	16%	-	-%	8,469	8%	300	-%
Total operating expenses	36,000	106%	28,826	46%	97,775	86%	88,737	50%
(Loss) income from operations	(18,884)	(55%)	2,169	3%	(43,215)	(38%)	(4,159)	(2%)
Interest and other income (expense), net	147	-%	179	-%	(1,076)	(1%)	(157)	-%
(Loss) income before income taxes	(18,737)	(55%)	2,348	3%	(44,291)	(39%)	(4,316)	(2%)
Provision for income taxes	347	1%	2,127	3%	2,329	2%	5,283	3%
Net (loss) income	$(19,084)	(56%)	$221	-%	$(46,620)	(41%)	$(9,599)	(5%)

Net revenue

Our net revenue for the three months ended October 28, 2017 decreased by $28.9 million, or 46%, as compared to the corresponding period in the prior fiscal year due to decreases within the Connected Smart TV Platforms market, partially offset by an increase within the IoT Devices market.

For the nine months ended October 28, 2017, our net revenue decreased by $64.9 million, or 36%, as compared to the corresponding period in the prior fiscal year due to decreases within the Connected Smart TV Platforms market, partially offset by an increase within the IoT Devices market.

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue
Connected Smart TV Platforms	$19,435	57%	$50,014	80%	$73,436	65%	$145,400	82%
IoT Devices	14,427	43%	12,715	20%	39,498	35%	32,120	18%
License and other	-	-%	-	-%	-	-%	300	-%
Net revenue	$33,862	100%	$62,729	100%	$112,934	100%	$177,820	100%

Connected Smart TV Platforms: For the three months ended October 28, 2017, net revenue from sales of our products into the Connected Smart TV Platforms market decreased by $30.6 million, or 61%, as compared to the corresponding period in the prior fiscal year. For the nine months ended October 28, 2017, net revenue decreased by $72.0 million, or 49%, as compared to the corresponding period in the prior fiscal year. We experienced a decrease of 56% and 36% in units shipped during the three and nine months ended October 28, 2017, respectively, as compared to the corresponding periods in the prior fiscal year. The volume decline in our Connected Smart TV Platforms market resulted primarily from the lower demand for our chipsets used in ultra-high definition televisions, also known as Ultra-HD televisions, and the continued decline of demand for our older legacy products, many of which are now approaching end-of-life. In addition, our wired home networking controller chipsets contributed to this volume decline primarily due to reduced demand due to the continued expansion of wireless technologies in the market impacting our existing product offerings.

In September 2016, we entered into a joint collaboration agreement (“JCA”) with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. We receive a marketing service fee in an amount equal to 50% of the net profit from the JCA, which is included in net revenue. On August 14, 2017, we entered into an agreement to license certain set-top box semiconductor technology to Telechips for an aggregate payment of $4.7 million. The payment includes reimbursement of $2.5 million paid by us for a mask set which was capitalized with a corresponding accumulated amortization of $0.6 million. For the three months ended October 28, 2017, we recorded $1.1 million license revenue with the remaining payment of $1.1 million to be recorded upon satisfaction of certain milestones. Both parties mutually agreed to terminate the JCA and released each party’s obligation to pay any invoices that may be due and payable under this JCA. As a result, we reversed our cumulative net losses recorded in net revenue of $0.2 million for both the three and nine months ended October 28, 2017.

Our Connected Smart TV Platforms revenue was derived mainly from the Asia region. We expect our net revenue from the Connected Smart TV Platforms market to continue to be a significant percentage of net revenue but will fluctuate in future periods based primarily on demand for our products.

IoT Devices:  For the three months ended October 28, 2017, net revenue from sales of our products into the IoT Devices market increased by $1.7 million, or 13%, compared to the corresponding period in the prior fiscal year.  For the nine months ended October 28, 2017, net revenue increased by $7.4 million, or 23%, as compared to the corresponding period in the prior fiscal year. In both cases, the increase was primarily the result of higher demand, mainly in the Asia region. This was evidenced by an increase of 52% and 55% in units shipped during the three and nine months ended October 28, 2017, respectively, as compared to the corresponding periods in the prior fiscal year. In addition, we derive a portion of our IoT Devices revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. During the three and nine months ended October 28, 2017, membership revenue was $0.5 million and $1.3 million, respectively, as compared to the corresponding periods in the prior fiscal year of $0.4 million and $1.3 million, respectively.

We have compelling products for our IoT Devices market and we continue to target large operators who are introducing home control and automation products primarily in the North America region. We expect our revenue from the IoT Devices market to increase in the foreseeable future.

License and other markets:  Our license and other markets consist primarily of technology license revenue and revenue from other ancillary markets. For the three and nine months ended October 28, 2017 and October 29, 2016, net revenue was nominal as we had no significant source of license or other revenue in either period. We do not expect our license and other revenue to be a significant source of revenue, but this may fluctuate in future periods if we enter into a license agreement in the future. We do not have a sales program based around licensing our technology. However, we continue to evaluate opportunities as they arise in the future.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue	October 28, 2017	% of Net Revenue	October 29, 2016	% of Net Revenue
Asia	$29,245	86%	$50,569	81%	$95,740	85%	$144,483	81%
North America	2,406	7%	9,861	16%	10,752	9%	27,867	16%
Europe	2,211	7%	2,297	3%	6,442	6%	5,454	3%
Other regions	-	-%	2	-%	-	-%	16	-%
Net revenue	$33,862	100%	$62,729	100%	$112,934	100%	$177,820	100%

Asia: Our net revenue from Asia decreased by $21.3 million, or 42%, for the three months ended October 28, 2017, compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 28, 2017 decreased by $48.7 million, or 34%, as compared to the corresponding period in the prior fiscal year. In both cases, the decreases were largely attributable to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This decrease was compounded by reduced demand of our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. These decreases were partially offset by an increase in demand within the IoT Devices market. Net revenue from customers in Asia as a percentage of our total net revenue for the three and nine months ended October 28, 2017 increased by 5 and 4 percentage points, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to the significant decrease in revenue in North America.

North America: Our net revenue from North America decreased by $7.5 million, or 76%, for the three months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year. Our net revenue for the nine months ended October 28, 2017 decreased by $17.1 million, or 61%, as compared to the corresponding period in the prior fiscal year. In both cases, the decreases were mainly attributable to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. The decrease was compounded by lower IoT revenue derived from non-recurring engineering contracts. Net revenue from North American customers as a percentage of our total net revenue for the three and nine months ended October 28, 2017 decreased by 9 and 7 percentage points, respectively, as compared to the corresponding periods in the prior fiscal year primarily due to the decrease experienced within our Connected Smart TV Platforms.

Europe:  Our net revenue from Europe decreased by less than $0.1 million, or 4%, for the three months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year, primarily due to a decrease in shipments within our IoT Devices market and primarily in the United Kingdom. Our net revenue for the nine months ended October 28, 2017 increased by $0.1 million, or 18%, as compared to the corresponding period in the prior fiscal year, primarily due to an increase in shipments within our IoT Devices market and primarily in Poland. Net revenue from European customers as a percentage of our total net revenue for the three and nine months ended October 28, 2017 increased by 4 and 3 percentage points, respectively, compared to the corresponding periods in the prior fiscal year. The increase for both periods was mainly due to the significant decrease in revenue in North America.

Other regions: Our net revenue from other regions was nominal for both the three and nine months ended October 28, 2017 and October 29, 2016.

Major customers

During the three months ended October 28, 2017, Sunjet Components Corporation accounted for 24% of our net revenue. During the nine months ended October 28, 2017, Sunjet Components Corporation, Silicon Application and Arris Global accounted for 22%, 13% and 11% of our net revenue, respectively. During the three months ended October 29, 2016, Sunjet Components Corporation and Arris Global accounted for 29% and 18% of our net revenue, respectively. During the nine months ended October 29, 2016, Sunjet Components Corporation, Arris Global, Silicon Application and Arrow Electronics accounted for 21%, 13%, 12% and 10% of our net revenue, respectively.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 28, 2017	% Change	October 29, 2016	October 28, 2017	% Change	October 29, 2016
Gross profit	$17,116	(45%)	$30,995	$54,560	(35%)	$84,578
Gross margin %	50.5%	1.1%	49.4%	48.3%	0.7%	47.6%

Gross profit decreased by $13.9 million, or 45%, for the three months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year. Gross profit decreased by $30.0 million, or 35%, for the nine months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year. The decrease for both periods was primarily due to lower sales volumes within the Connected Smart TV Platforms market. Our gross margin increased 1.1 and 0.7 percentage points, respectively, for the three and nine months ended October 28, 2017, as compared to the corresponding periods in the prior fiscal year, primarily due to favorable shifts in the product mix within our Connected Smart TV Platforms market.

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

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
Research and development expense	$17,218	$18,264	$(1,046)	(6%)
Percent of net revenue	50.8%	29.1%

	Nine Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
Research and development expense	$53,380	$56,255	$(2,875)	(5%)
Percent of net revenue	47.3%	31.6%

Research and development expense decreased during the three and nine months ended October 28, 2017, as compared to the corresponding periods in the prior fiscal year. The decrease for both periods was primarily due to lower amortization of design tools, compensation and benefits. In addition, we recorded a reversal of our cumulative share of research and development expense of $0.7 million resulting from the termination of our collaboration arrangement with Telechips. For further discussion, refer to Note 11, “Collaborative arrangement” of the Notes to the unaudited condensed consolidated financial statements of this Form 10-Q included in Item 1 of this report. We had 462 employees in research and development as of October 28, 2017, compared to 517 employees as of October 29, 2016.

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
Sales and marketing expense	$7,012	$5,984	$1,028	17%
Percent of net revenue	20.7%	9.5%

	Nine Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
Sales and marketing expense	$17,498	$17,646	$(148)	(1%)
Percent of net revenue	15.4%	9.9%

Sales and marketing expense increased during the three months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year, primarily due to an accrual of $1.5 million related to a license compliance dispute, partially offset by lower amortization of acquired intangibles related to customer relationships, compensation and benefits.

Sales and marketing expense decreased during the nine months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year, primarily due to lower amortization of acquired intangibles related to customer relationships, marketing programs, compensation and benefits. These decreases were partially offset by the aforementioned accrual of $1.5 million related to a license compliance dispute. We had 87 employees in sales and marketing as of October 28, 2017, compared to 101 employees as of October 29, 2016.

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
General and administrative expense	$5,744	$4,578	$1,166	25%
Percent of net revenue	17.0%	7.3%

	Nine Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
General and administrative expense	$15,899	$14,536	$1,363	9%
Percent of net revenue	14.1%	8.2%

General and administrative expense increased during the three and nine months ended October 28, 2017, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was primarily due to increased legal services associated with the restructuring plan and litigation matters, partially offset by lower personnel related compensation costs. We had 69 employees in general and administrative as of October 28, 2017, compared to 77 employees as of October 29, 2016.

Restructuring charges

On March 24, 2017, we initiated restructuring activities (the “Fiscal 2018 Plan”) in order to realign resources with our core target markets, such as the IoT market. We expect our Fiscal 2018 Plan to be completed by the end of fiscal 2018. Our restructuring activities include targeted reductions in labor costs through headcount reductions, facilities closure, and impairment of mask sets and certain purchased intellectual property, or IP.  We expect to reduce our workforce by between 200 and 250 employees by the end of fiscal 2018, a majority of which are from our research and development group for the Connected Smart TV Platforms market. The changes to the workforce may vary by country based on local legal requirements, as appropriate. We expect to incur charges between $8.0 million to $10.0 million relating to severance and lease termination and between $5.0 million to $7.0 million for the remaining restructuring-related charges, which includes estimated asset impairment charges and other costs. The restructuring plan is currently expected to result in approximately $8.0 million of cost savings per quarter, starting in fiscal 2019. Restructuring liabilities are reported within accrued liabilities in the accompanying condensed consolidated balance sheets.

During the three and nine months ended October 28, 2017, we communicated a plan of termination to several employees, which consisted of headcount reductions in our worldwide operations. A summary of the recent activities of our restructuring plan is as follows (in thousands):

Severance
Charges for the three months ended April 29, 2017	$243
Cash payments	(5)
Accrued balance as of April 29, 2017	238
Charges for the three months ended July 29, 2017	1,723
Cash payments	(364)
Accrued balance as of July 29, 2017	1,597
Charges for the three months ended October 28, 2017	563
Cash payments	(573)
Accrued balance as of October 28, 2017	$1,587
Total cost incurred to date as of October 28, 2017	$2,529

In addition, we recorded impairment charges for purchased IP and mask sets of $6.7 million and $9.7 million for the three and nine months ended October 28, 2017, respectively, as we no longer intend to use these IP and mask sets. The following table presents the impairment charges in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended October 28, 2017	Nine Months Ended October 28, 2017
Cost of revenue	$1,200	$1,200
Operating expenses	5,463	8,469
Total	$6,663	$9,669

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

Our business requires investment in purchased IP, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased IP, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We recorded $6.7 million and $9.7 million of impairment charges related to purchased IP and mask sets during the three and nine months ended October 28, 2017, respectively. We recorded zero and $0.3 million of impairment charges during the three and nine months ended October 29, 2016.

Interest and other income (expense), net

The following table sets forth net interest and other income (expense) and the related change (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2017	% change		October 29, 2016	October 28, 2017	% change	October 29, 2016
Interest and other income (expense), net	$147	(18%	)	$179	$(1,076)	585%	$(157)

Interest and other income (expense) primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, and gains or losses on disposals of software, equipment and leasehold improvements. Interest and other, net income decreased by less than $0.1 million for the three months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year. Interest and other, net expense increased by $0.9 million during the nine months ended October 28, 2017, as compared to the corresponding period in the prior fiscal year. The changes for both periods was primarily due to unfavorable fluctuations in foreign currency.

Provision for income taxes

We recorded a provision for income taxes of $0.3 million and $2.2 million for the three months ended October 28, 2017 and October 29, 2016, respectively.  The provision for income taxes was $2.3 million and $5.3 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. The decrease in tax expense for the three and nine months ended October 28, 2017 is primarily attributable to lower profitability in taxable jurisdictions as compared to the same period in fiscal year 2017 and changes in tax reserves. During the three and nine months ended October 28, 2017 and October 29, 2016, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital Resources

As of October 28, 2017, our principal sources of liquidity consisted of cash of $69.2 million, which represents approximately $1.79 per share of outstanding common stock as compared to $1.87 as of January 28, 2017. Working capital as of October 28, 2017 was $70.1 million. Total cash increased by $2.8 million compared to January 28, 2017, primarily due to favorable changes in operating assets and liabilities of $28.6 million, sales and maturities of marketable securities and long-term investment of $6.6 million and reimbursement of mask set related to collaborative arrangement of $2.5 million, partially offset by $21.1 million of net loss after non-cash adjustments of $25.6 million and purchases of tangible and intangible assets of $14.4 million.

We believe our existing balance of cash will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

The following table sets forth the primary net cash inflows and outflows (in thousands):

	Nine Months Ended
	October 28, 2017	October 29, 2016
Net cash provided by (used in):
Operating activities	$7,562	$6,052
Investing activities	(5,932)	(6,417)
Financing activities	1,073	1,605
Effect of foreign exchange rate changes on cash and cash equivalents	91	(197)
Net increase in cash and cash equivalents	$2,794	$1,043

Cash flows from operating activities

Net cash provided by operating activities of $7.6 million for the nine months ended October 28, 2017 was primarily due to a favorable net change of $28.6 million in operating assets and liabilities, partially offset by $21.1 million of net loss after non-cash adjustments of $25.6 million, such as stock-based compensation expense, impairment of IP, depreciation and amortization. The increase in cash flow from operating activities during the nine months ended October 28, 2017 as compared to the corresponding period in fiscal 2017, was primarily due to an increase in the net change in operating assets and liabilities of $36.0 million and non-cash adjustments of $2.5 million. This was partially offset by an increase in net loss of $37.0 million. The favorable changes in operating assets and liabilities were primarily driven by the timing of collections and payments.

Cash flows from our operating activities will continue to fluctuate based upon our ability to grow net revenues while reducing our costs and managing the timing of payments to us from customers and to vendors from us, the timing of inventory purchases and subsequent manufacture and sale of our products.

Cash flows from investing activities

Net cash used in investing activities was $5.9 million for the nine months ended October 28, 2017, which was primarily due to purchases of IP and software, equipment and leasehold improvements of $4.8 million and $9.6 million, respectively, partially offset by net sales and maturities of marketable securities and long-term investment of $6.0 million and reimbursement of mask set related to collaborative arrangement of $2.5 million. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

Net cash used in investing activities of $5.9 million for the nine months ended October 28, 2017 represents a $0.5 million decrease from the amount of cash used by investing activities during the corresponding period in fiscal 2017. The decrease was primarily due to higher proceeds from the net sales and maturities of marketable securities and long-term investment, partially offset by higher purchases of tangible property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1.1 million for the nine months ended October 28, 2017, which was due to the proceeds from the exercise of employee stock options and stock purchase rights, partially offset by employee payroll taxes paid related to net share settlement of restricted stock units. The decrease of $0.5 million from the corresponding period in fiscal 2017 was primarily the result of lower exercise activity related to stock options.

Off-Balance Sheet Arrangements

As of October 28, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following table sets forth the amounts of payments due under specified contractual obligations as of October 28, 2017 (in thousands):

	Payments due by Period
	Fiscal 2018 (Remaining three months)	Fiscal 2019 - 2020	Fiscal 2021 - 2022	Thereafter	Total

Operating leases	$1,009	$5,593	$2,281	$-	$8,883
Third-party licensed IP	3,118	2,442	-	-	5,560
Design tools	1,220	6,692	198	-	8,110
Non-cancelable purchase obligations	15,623	-	-	-	15,623
Total contractual obligations	$20,970	$14,727	$2,479	$-	$38,176

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

Interest rate sensitivity:  As of October 28, 2017, we held approximately $69.2 million of cash. As of January 28, 2017, we held approximately $71.2 million of cash, cash equivalents and short-term marketable securities.  If short-term interest rates were to decrease 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of October 28, 2017 and January 28, 2017, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Hong Kong dollar, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at October 28, 2017 and January 28, 2017, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $1.2 million and $0.8 million, respectively.

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

As of October 28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of October 28, 2017.

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

Our restructuring and other cost reduction plans may not produce anticipated benefits, may lead to charges that will adversely affect our operating results and disrupt our operations.

Commencing in the third quarter of fiscal 2018, we implemented restructuring and other cost-reduction plans designed to realign resources with our core target markets, such as the IoT market. Such actions have resulted in disruptions and could continue to result in disruptions to our operations and workforce, and could adversely affect our business. This plan includes, among other actions, a reduction of our workforce, facilities closure, and impairment of mask sets and certain purchased intellectual property. Actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, our business could be adversely affected. We cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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
Date: December 7, 2017
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